Form 10-K
period 2012-12-31
METLIFE INC
filed 2013-02-27
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2012 was approximately $32.8 billion. At February 19, 2013, 1,093,590,305 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2013, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2012.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (3) exposure to financial and capital market risk, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us, as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by Dodd-Frank which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) a deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”) and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (25) uncertainty with respect to the outcome of the closing agreement entered into with the United States Internal Revenue Service in connection with the acquisition of ALICO; (26) the dilutive impact on our stockholders resulting from the settlement of our outstanding common equity units; (27) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (28) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (29) the possibility that MetLife’s Board of Directors may control the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (30) changes in accounting standards, practices and/or policies; (31) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (32) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (33) inability to attract and retain sales representatives; (34) Provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (35) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (36) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (37) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

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

Part I

Item 1.  Business

Overview

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.

With a more than 140-year history, we have grown to become a leading global provider of insurance, annuities and employee benefit programs, serving 90 million customers. Through our subsidiaries and affiliates, we hold leading market positions in the United States, Japan, Latin America, Asia, Europe and the Middle East. Over the past several years, we have grown our core businesses, as well as successfully executed on our growth strategy. This has included completing a number of transactions that have resulted in the acquisition and, in some cases, divestiture of certain businesses while also further strengthening our balance sheet to position MetLife for continued growth.

MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank, National Association (“MetLife Bank”) (see Note 3 of the Notes to the Consolidated Financial Statements for information regarding MetLife Bank’s exit from certain of its businesses (the “MetLife Bank Divestiture”)) and other business activities. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.

On November 1, 2010 (the “ALICO Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “ALICO Acquisition”). The assets, liabilities and operating results relating to the ALICO Acquisition are included in the Latin America, Asia and EMEA segments. See Note 3 of the Notes to the Consolidated Financial Statements.

Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2012 and 2011 and the operating results of such subsidiaries for the years ended November 30, 2012, 2011 and 2010.

In the U.S., we provide a variety of insurance and financial services products, including life, dental, disability, property & casualty, guaranteed interest, stable value and annuities, through both proprietary and independent retail distribution channels, as well as at the workplace. This business serves approximately 60,000 group customers, including over 90 of the top 100 FORTUNE 500® companies, and provides protection and retirement solutions to millions of individuals.

Outside the U.S., we operate in Latin America, Asia, Europe and the Middle East. MetLife is the largest life insurer in both Mexico and Chile and also holds leading market positions in Japan, Poland and Korea. Our businesses outside the U.S. provide life insurance, accident & health insurance, credit insurance, annuities, endowment and retirement & savings products to both individuals and groups. We believe these businesses will continue to grow more quickly than our U.S. businesses.

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the last three years. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.

For financial information related to revenues, total assets, and goodwill balances by geographic region, see Notes 2 and 11 of the Notes to the Consolidated Financial Statements.

We are one of the largest institutional investors in the U.S. with a $533 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, commercial and agricultural mortgage loans, U.S. Treasury and agency securities, as well as real estate and corporate equity. Over the past several years, we have taken a number of actions to further diversify and strengthen our general account portfolio.

Our well-recognized brand, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value, building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue the following objectives to position the Company for continued growth and achieve our vision of being recognized as the leading global life insurance and employee benefits provider:

•	Refocus the U.S. businesses

–	Shift product mix away from capital intensive products

–	Invest in growth initiatives for the voluntary/worksite, accident & health, and direct channels

–	Drive margin improvement

•	Build the Global Employee Benefits business

–	Accelerate our local employee benefits businesses in key markets outside the United States

–	Grow our global benefits businesses through multinational and expatriate solutions

•	Grow emerging markets presence

–	Accelerate earnings in emerging markets in which we already have a strong presence

–	Seek opportunistic mergers and acquisitions to complement our organic growth

•	Drive toward customer centricity and a global brand

–	Institutionalize customer centric actions and culture at MetLife

–	Grow consideration and preference for MetLife’s brand in key markets

Segments and Corporate & Other

Americas

Overview

Our businesses in the Americas offer a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to individuals and corporations, as well as other institutions, and their respective employees.

Retail

Our Retail segment is organized into two businesses: Life & Other and Annuities.

The major products within Life & Other are as follows:

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

Property & Casualty.    These products include personal lines property & casualty insurance offered to individuals through a variety of retail distribution channels, including independent agents, property & casualty specialists, and the individual distribution sales group.

Auto insurance policies provide coverage for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. We also offer traditional coverage such as liability, uninsured motorist, no fault or personal injury protection, as well as collision and comprehensive insurance.

Homeowners’ insurance policies provide protection for homeowners, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. Other insurance includes personal excess liability (protection against losses in excess of amounts covered by other liability insurance policies), and coverage for recreational vehicles and boat owners. Most of our homeowners’ policies are traditional insurance policies for dwellings, providing protection for loss on a “replacement cost” basis. These policies also provide additional coverage for reasonable, normal living expenses incurred by policyholders that have been displaced from their homes.

Auto insurance represented 58%, while homeowners and other insurance represented the remaining 42%, of the total net earned premiums on these products in 2012. In 2012, our property & casualty business was concentrated in New York and Illinois, as measured by the percentage of total direct earned premiums, of 14% and 10%, respectively, followed by Texas and Connecticut, each with 5%.

Other.  Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products. The elimination of transactions from activity between the segments within the Americas occurs within Life & Other.

Our Annuities business offers a variety of variable and fixed annuities that are primarily sold to individuals and tax-qualified groups in the education, healthcare and not-for-profit sectors.

The major products within Annuities are as follows:

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

Group, Voluntary & Worksite Benefits

We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S. Our Group, Voluntary & Worksite Benefits segment is organized into two businesses: Group and Voluntary & Worksite.

Our Group insurance products and services include life, dental, group short- and long-term disability and accidental death & dismemberment coverages. We also sell administrative services-only (“ASO”) arrangements to some employers.

The major products within Group are as follows:

Life.    Life insurance products and services include variable life, universal life, and term life products. These are similar to the products offered by the Retail Life & Other business except we offer group insurance products as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. These life insurance products and services also include employee paid supplemental life and are offered as standard products or may be tailored to meet specific customer needs.

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

Our Voluntary & Worksite products and services include long-term care (“LTC”), prepaid legal plans, critical illness and property & casualty products.

The major products within Voluntary & Worksite are as follows:

Long-term Care.  LTC products provide protection against the potentially high costs of LTC services. They generally pay benefits to insureds who need assistance with activities of daily living or have a cognitive impairment. Although we discontinued the sale of these products in 2010, we continue to support our existing policyholders.

Property & Casualty. These products include personal lines property & casualty insurance offered directly to employees at their employer’s worksite, through a variety of distribution channels, including independent agents, property & casualty specialists and direct marketing. The property & casualty products offered by the Voluntary & Worksite business are the same products offered by the Retail property & casualty business. Auto insurance represented 75%, while homeowners and other insurance represented the remaining 25%, of the total net earned premiums on these products in 2012. In 2012, our property & casualty business was concentrated in Massachusetts, New York and Florida, as measured by the percentage of total direct earned premiums, of 14%, 9% and 7%, respectively, followed by Texas, New Jersey and California, each with 6%.

Corporate Benefit Funding

The Corporate Benefit Funding segment provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their qualified, nonqualified and welfare employee benefit programs using a spectrum of life and annuity-based insurance and investment products.

The major products within Corporate Benefit Funding are as follows:

Stable Value Products.    We offer general account guaranteed interest contracts, separate account guaranteed interest contracts, and similar products used to support the stable value option of defined contribution plans. We also offer private floating rate funding agreements that are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.

Pension Closeouts. We offer general account and separate account annuity products, generally in connection with the termination of defined benefit pension plans, both in the U.S. and the United Kingdom (“U.K.”). These risk transfer products include single premium buyouts that allow for full or partial transfers of pension liabilities.

Torts and Settlements. We offer innovative strategies for complex litigation settlements, primarily structured settlement annuities.

Capital Markets Investment Products.    Products offered include funding agreements, Federal Home Loan Bank advances and funding agreement-backed commercial paper.

Other Corporate Benefit Funding Products and Services.    We offer specialized life insurance products and funding agreements designed specifically to provide solutions for funding postretirement benefits and company, bank or trust owned life insurance used to finance non-qualified benefit programs for executives.

Latin America

We operate in six countries in Latin America: Argentina, Brazil, Chile, Colombia, Mexico, and Uruguay. Our largest operations are in Mexico, Chile and Argentina. In addition to the various products discussed in other segments within the Americas, Latin America engages in the following businesses:

Accident & health insurance. We offer group and individual major medical, accidental, and supplemental health products, including accidental death and disability, medical reimbursement, hospital indemnity and medical coverage for serious medical conditions.

Administradora de Fondos de Ahorro para el Retiro (“AFORE”). Through our AFORE company in Mexico, we offer a savings oriented pension product under the mandatory privatized social security system for all non-government employees.

Credit insurance. We offer credit insurance policies designed to fulfill certain loan obligations in the event of the policyholder’s death.

See Note 3 of the Notes to the Consolidated Financial Statements for information on the disposition of insurance operations in the Caribbean region, Panama and Costa Rica. See also Note 23 for information on the acquisition of Administradora de Fondos de Pensiones Provida S.A. (“Provida”) in Chile.

Asia

We operate in nine countries in Asia, with our largest operations in Japan and Korea. Other operations in Asia include Australia, Bangladesh, Hong Kong, Nepal and Pakistan, as well as an unconsolidated operating joint venture in China, the results of which are reflected in net investment income and a consolidated operating joint venture in India. Our Asia segment engages in the following businesses:

Life insurance. We offer both traditional and non-traditional life insurance products, such as whole life, term life, endowments, universal life and variable life products. We offer group life programs in most markets.

Accident & health insurance. We offer individual and group personal accident and supplemental health products, including accidental death and dismemberment, hospital indemnity, scheduled medical reimbursement plans, and coverage for serious medical conditions. In addition, we offer individual and group major medical coverage in select markets.

Retirement and savings products. We offer both fixed and variable annuity products in select markets, with our largest markets in Japan, Korea and China.

Credit insurance. We offer credit insurance policies designed to fulfill certain obligations in the event of the policyholder’s death in select markets, including Japan, Australia and Bangladesh.

See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the sale of the Company’s 50% interest in its former operating joint venture in Japan in the second quarter of 2011.

EMEA

We operate in 31 countries across EMEA, with our largest operations in Poland, the U.K., France and the United Arab Emirates. EMEA engages in the following businesses:

Life insurance. We offer both traditional and non-traditional life insurance products, such as whole life, term life, endowments, universal life and variable life products. We offer group term life programs in most markets.

Accident & health insurance. We offer individual and group personal accident and supplemental health products, including accidental death and dismemberment, hospital indemnity, scheduled medical reimbursement plans, and coverage for serious medical conditions. In addition, we offer individual and group major medical coverage in select markets.

Retirement and savings products. We offer both fixed and variable annuity products and pension products, including group pension programs in select markets. In Poland and Romania we offer through specialized pension companies a savings oriented pension product under the mandatory privatized social security systems.

Credit insurance. We offer credit insurance policies designed to fulfill certain obligations in the event of the policyholder’s death.

Corporate & Other

The Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank (see Note 3 of the Notes to the Consolidated Financial Statements for information regarding the MetLife Bank Divestiture) and other business activities. Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges and various start-up and certain run-off entities. Corporate & Other also includes assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. Under this in-force reinsurance agreement, we reinsure the living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

Sales Distribution

Overview

In the Americas, excluding Latin America, we market our products and services through various distribution channels. Our retail life, disability and annuities products targeted to individuals are sold via sales forces, comprised of MetLife employees, in addition to third-party organizations. Our group and corporate benefit funding products are sold via sales forces primarily comprised of MetLife employees. Personal lines property & casualty insurance products are directly marketed to employees at their employer’s worksite. Personal lines property & casualty insurance products are also marketed and sold to individuals by independent agents and property & casualty specialists through a direct marketing channel and the individual distribution sales group. MetLife sales employees work with all distribution groups to better reach and service customers, brokers, consultants and other intermediaries.

In Asia, Latin America, and EMEA, we market our products and services through a multi-distribution strategy which varies by geographic region and stage of market development. The various distribution channels include: career agency, bancassurance, direct marketing, brokerage, other third-party distribution, and e-commerce. In developing countries, the career agency channel covers the needs of the emerging middle class with primarily traditional products (e.g., whole life, term, endowment and accident & health). In more developed and mature markets, career agents, while continuing to serve their existing customers to keep pace with their developing financial needs, also target upper middle class and mass affluent customer bases with a more sophisticated product set including more investment-sensitive products, such as universal life insurance, unit-linked life insurance, mutual funds and single premium deposit insurance. In the bancassurance channel, we leverage partnerships that span all regions and have developed extensive and far reaching capabilities in all regions. Our direct marketing operations, the largest of which is in Japan, deploy both broadcast marketing approaches (e.g. direct response TV, web-based lead generation) and traditional direct marketing techniques such as inbound and outbound telemarketing.

Americas

Retail Distribution

Retail products are sold through a diverse set of distribution networks in order to maximize penetration in the market place. These include individual and third-party distribution, property & casualty specialists and direct marketing.

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

The MetLife distribution channel had approximately 4,000 MetLife agents under contract in 48 agencies at December 31, 2012. This career agency sales force focuses on the large middle-income and affluent markets, including multi-cultural markets. We support our efforts in multi-cultural markets through targeted advertising, specially trained agents and sales literature written in various languages.

The New England Financial distribution channel included approximately 30 general agencies providing support to approximately 1,700 general agents and a network of independent brokers throughout the U.S. at December 31, 2012. The New England Financial distribution channel targets high net worth individuals, owners of small businesses and executives of small- to medium-sized companies.

MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through approximately 530 MetLife agents and independent brokers at December 31, 2012. MetLife Resources targets the nonprofit, educational and healthcare markets.

Retail Life & Other and Annuity products are sold through our individual distribution sales group and also through various third-party organizations. We distribute products in a regional model through wholesalers working directly with high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.

We market and sell property & casualty products through independent agents, property & casualty specialists, a direct marketing channel and the individual distribution sales group. In recent years, we have increased the number of independent agents appointed to sell these products.

Group Distribution

Group, Voluntary & Worksite Benefits distributes its Group products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. Voluntary & Worksite products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products. At December 31, 2012, the Group sales channels had approximately 300 marketing representatives.

We are a leading provider of personal lines property & casualty insurance products offered to employees at their employer’s worksite. Marketing representatives market personal lines property & casualty insurance products to employers through a variety of means, including broker referrals and cross-selling to group customers. Once permitted by the employer, MetLife commences marketing efforts to employees, enabling them to purchase coverage and to request payroll deduction over the telephone.

We have entered into several operating joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of Group, Voluntary & Worksite Benefits products and services. We also seek to sell our group products and services through sponsoring organizations and affinity groups. In addition, we also provide life and dental coverage to certain employees of the U.S. Government.

Corporate Benefit Funding Distribution

Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in eight offices in the U.S. and one in the U.K. Products may be sold directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual, group and global distribution areas to better reach and service customers, brokers, consultants and other intermediaries.

Latin America Distribution

Latin America’s distribution channels include captive agents, direct marketing, bancassurance, large multinational brokers and small-and medium-sized brokers, direct and group sales forces (mostly for group policies without broker intermediation), and worksite marketing. The region has an exclusive and captive agency distribution network with more than 2,800 agents also selling a variety of individual life, accident & health, and pension products. In the direct marketing channel, we work with more than 60 sponsors and have a network of more than 1,300 telesales representatives selling mainly accident & health and individual life products directly to consumers. We currently work with approximately 2,900 active brokers with registered sales of group and individual life, accident & health, group medical, dental and pension products. Worksite marketing in Mexico has over 3,200 captive agents.

Asia

Japan’s multi-channel distribution strategy consists of captive agents, independent agents, brokers, bancassurance, and direct marketing. While face-to-face channels continue to be core to Japan’s business, other channels, including bancassurance and direct marketing, have become a critical part of Japan’s distribution strategy. Our Japan operation has maintained its position in bancassurance due to its strong distribution relationship with Japan’s mega banks, trust banks and various regional banks, as well as with the Japan Post. The direct marketing channel is supported by an industry-leading marketing platform, state-of-the-art call center infrastructure and its own campaign management system.

Our Japan operation has approximately 5,400 captive agents, 10,100 independent agents, 75 bancassurance relationships, including Japan Post, and 170 direct marketing sponsors.

Elsewhere in Asia, distribution strategies differ by country but generally utilize a combination of captive agents, bancassurance relationships and direct marketing. Agency sales are achieved through a force of approximately 25,900 agents and managers (which includes approximately 1,500 agents and managers related to our operating joint venture in China) and a growing force of independent general agents. Bancassurance is a growing channel with approximately 60 relationships, and approximately 25 programs providing access to thousands of bank customers.

Throughout the region, our Asia operation leverages its expertise in direct marketing operations management to conduct its own campaigns and provide those direct marketing capabilities to third-party sponsors.

While not a significant part of the region’s overall business, sales of group life and pension business are primarily achieved through independent brokers and an employee sales force.

EMEA

Our EMEA operations cover a wide geographical region from the developed markets of western Europe to the emerging markets of central and eastern Europe, the Middle East and Africa. Our operations in central and eastern Europe employ a multi-channel distribution strategy, which includes significant face to face channels, built on a strong captive agency force of more than 3,800 agents, and relationships with more than 200 independent brokers and third-party multi-level agency networks. We have distribution relationships with more than 90 banks and other financial and non-financial institutions, as well as a fast growing direct marketing channel. This EMEA region also has a group/corporate business direct sales force of more than 130 spanning all geographies.

Similarly, in our Middle East and Africa operations, products are distributed via a variety of channels including approximately 1,500 agents, bancassurance, group brokers and direct marketing. Agency distribution is our primary distribution channel. Bancassurance is a growing channel with approximately 55 relationships providing access to thousands of bank customers.

Our businesses in western Europe also have a multi-channel distribution strategy, including independent financial advisors, brokers, captive agents, direct marketing, banks and financial institutions. Our U.K. operation has built a strong position in the U.K. independent advisor sector with a focus on variable annuities. Our U.K. operation also has a growing group risk business serving small and medium sized employers and an agency sales force of approximately 850 agents which distributes accident & health and term life products.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the investments we make with the premiums we receive. We establish liabilities for claims and benefits based on assumptions and estimates of losses and liabilities incurred. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on policyholder liabilities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”

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

Insurance regulators in many of the non-U.S. countries in which MetLife operates require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “— International Regulation.”

Underwriting and Pricing

Underwriting

Underwriting generally involves an evaluation of applications by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk or group has been examined and approved by our underwriters.

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

For our property & casualty business, our underwriting function has six principal aspects: evaluating potential voluntary and worksite employer accounts and independent agencies; establishing guidelines for the binding of risks; reviewing coverage bound by agents; underwriting potential insureds, on a case by case basis, presented by agents outside the scope of their binding authority; pursuing information necessary in certain cases to enable issuance of a policy within our guidelines; and ensuring that renewal policies continue to be written at rates commensurate with risk.

Subject to very few exceptions, agents in each of the distribution channels for the Americas business, excluding Latin America, have binding authority for risks which fall within our published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, we generally have the right within a specified period (usually the first 60 days) to cancel any policy.

Pricing

Pricing reflects our corporate underwriting standards, which are consistent for our global businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain investment oriented products in the U.S. and certain business sold outside the U.S., pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by us. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

Rates for group insurance and voluntary & worksite products (with the exception of property & casualty products) are based on anticipated results for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are repriced to reflect actual experience on such products. Products offered by Corporate Benefit Funding are priced on demand. Pricing reflects expected investment returns, as well as mortality, longevity and expense assumptions appropriate for each product. This business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values.

Rates for individual life insurance products are highly regulated and must be approved by the regulators of the jurisdictions in which the product is sold. Generally such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Individual disability income products are based on anticipated results for the occupation being underwritten. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.

Rates for our major lines of property & casualty insurance are based on our proprietary database, rather than relying on rating bureaus. We determine prices in part from a number of variables specific to each risk. The pricing of personal lines insurance products takes into account, among other things, the expected frequency and severity of losses, the costs of providing coverage (including the costs of acquiring policyholders and administering policy benefits and other administrative and overhead costs such as reinsurance), competitive factors and profit considerations. The major pricing variables for personal lines insurance include characteristics of the insured property, such as age, make and model or construction type, as well as characteristics of the insureds, such as driving record and loss experience, and the insured’s personal financial management. Our ability to set and change rates is subject to regulatory oversight.

As a condition of our license to do business in each state, we, like all other personal lines insurers, are required to write or share the cost of private passenger automobile and homeowners insurance for higher risk individuals who would otherwise be unable to obtain such insurance. This “involuntary” market, also called the “shared market,” is governed by the applicable laws and regulations of each state, and policies written in this market are generally written at rates higher than standard rates and typically afford less coverage.

Reinsurance Activity

We enter into reinsurance agreements primarily as a purchaser of reinsurance for our various insurance products and also as a provider of reinsurance for some insurance products issued by third parties. We participate in reinsurance activities in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.

We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. Additionally, we enter into reinsurance agreements for risk and capital management purposes with several affiliated captive reinsurers. The majority of such reinsurance activities within the affiliated captive reinsurers are eliminated in consolidation.

Americas (excluding Latin America)

For our Retail Life & Other insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. We currently reinsure 90% of the mortality risk in excess of $2 million for most products and reinsure up to 90% of the mortality risk for certain other products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.

For our Retail Annuities business, we reinsure a portion of the living and death benefit guarantees issued in connection with our variable annuities. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

For our Corporate Benefit Funding segment, we have periodically engaged in reinsurance activities, as considered appropriate.

For our property & casualty business within both the Retail and Group, Voluntary & Worksite Benefits segments, we purchase reinsurance to manage our exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. We cede losses and premiums based upon the exposure of the policies subject to reinsurance. To manage exposure to large property & casualty losses, we purchase property catastrophe, casualty and property per risk excess of loss reinsurance protection.

For other policies, we generally retain most of the risk and cede particular risks on certain client arrangements.

Latin America, Asia and EMEA

For certain life insurance products, we currently reinsure risks in excess of $5 million to external reinsurers on a yearly renewable term basis. We may also reinsure certain risks with external reinsurers depending upon the nature of the risk and local regulatory requirements.

For selected large corporate clients, we reinsure group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, we cede and assume risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain countries. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk.

We also have reinsurance agreements in-force that reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Under these agreements, we pay reinsurance fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

Corporate & Other

We reinsure through 100% quota share reinsurance agreements certain run-off LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”), a subsidiary of MetLife, Inc.

Corporate & Other also has a reinsurance agreement in-force to reinsure the living and death benefit guarantees issued in connection with certain variable annuity products. Under this agreement, we receive reinsurance fees associated with the guarantees collected from policyholders, and provide reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

Catastrophe Coverage

We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. For the Americas, excluding Latin America, we also use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Currently, for Latin America, Asia and EMEA, we purchase catastrophe coverage to insure risks within certain countries deemed by management to be exposed to the greatest catastrophic risks.

Reinsurance Recoverables

For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables in the consolidated balance sheets, see Note 6 of the Notes to the Consolidated Financial Statements.

U.S. Regulation

Insurance Regulation

In the United States, insurance is principally regulated by the states, with the federal government playing a limited role. Insurance regulation generally aims at supervising and regulating insurers individually rather than on a group-wide basis, with the goal of protecting policyholders and ensuring that each insurance company remains solvent.

Each of MetLife’s insurance subsidiaries operating in the United States is licensed and regulated in each U.S. jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

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

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by MetLife, Inc. and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 21 of the Notes to the Consolidated Financial Statements.

Holding Company Regulation

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

Guaranty Associations and Similar Arrangements

Most of the U.S. jurisdictions in which our insurance subsidiaries are admitted to transact business require life and property & casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In the past five years, the aggregate assessments levied against MetLife have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 21 of the Notes to the Consolidated Financial Statements for additional information on the insolvency assessments.

Insurance Regulatory Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 21 of the Notes to the Consolidated Financial Statements, during the three-year period ended December 31, 2012, MetLife has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries conducted in respect of this three-year period.

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

In addition, increased scrutiny has been given to claims payment practices by insurance companies. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. Like many life insurance companies, we utilize captive reinsurers to satisfy certain reserve requirements related to universal life and term life insurance policies. We also use captive reinsurers to aggregate variable annuity risks under a single legal entity, which allows us to consolidate hedging and other risk management programs. If the New York State Department of Financial Services (the “Department of Financial Services”) or other state insurance regulators determine to restrict our use of captive reinsurers, it could limit our ability to write those products or hedge the associated risks efficiently, or lead us to increase prices on those products. For more information on our use of captive reinsurers see Note 11 of the Notes to the Consolidated Financial Statements.

The NAIC is reviewing life insurers’ use of non-variable separate accounts that are insulated (where assets of the separate account equal to the reserves and other contract liabilities with respect to the account may not be charged with liabilities arising out of the general account in the event of an insurance company insolvency). The NAIC’s review might lead to a recommendation against the allowance of insulation for certain of our separate account products, particularly in the institutional markets. We cannot predict what, if any, changes may result from this review and possible recommendations. If the Department of Financial Services or other state insurance regulators change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected.

Finally, in January 2013, MetLife was the subject of a Supervisory College meeting. The meeting, which was chaired by the Department of Financial Services, was attended by MetLife’s key U.S. and international insurance regulators. A Supervisory College is a group of key insurance regulators that is formed to facilitate information sharing and to enhance the member regulators’ understanding of an insurance group’s risk profile.

Policy and Contract Reserve Adequacy Analysis

Annually, our U.S. insurance subsidiaries are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the U.S. insurance subsidiary. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. The Company may increase reserves in order to submit an opinion without qualification. Since inception of this requirement, our U.S. insurance subsidiaries which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

NAIC

The NAIC is an organization, the mandate of which is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries.

The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption by the NAIC of the NAIC Risk Management and Own Risk and Solvency Assessment model act which, following enactment at the state level, will require larger insurers, at least annually beginning in 2015, to assess the adequacy of their and their group’s risk management and current and future solvency position. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

In addition, in December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to tailor the reserving process to specific products to result in more precise reserving. The valuation manual containing the principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. A number of insurance commissioners, including New York, have opposed the current form of the principles-based approach. The NAIC has formed a working group to study and address these concerns.

Surplus and Capital; Risk-Based Capital

Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of our U.S. insurance subsidiaries, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Most of our U.S. insurance subsidiaries are subject to risk-based capital (“RBC”) requirements and report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our subsidiaries subject to these requirements was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”

The NAIC will examine RBC requirements in 2013. We are not aware of any potential NAIC actions that would have a material impact on the RBC of our U.S. insurance subsidiaries.

Regulation of Investments

Each of our U.S. insurance subsidiaries is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of MetLife, Inc.’s U.S. insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2012. See “— Federal Initiatives” for information regarding the impact on our investments of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

Regulation of Over-the-Counter Derivatives

Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which will require clearing of certain types of transactions currently traded OTC and is likely to impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. The derivative clearing requirements of Dodd-Frank could increase the cost of our risk mitigation. For example, increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, could reduce our liquidity and require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes MetLife, Inc. to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. MetLife, Inc. uses derivatives to mitigate a wide range of risks in connection with its businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of Dodd-Frank.

Federal Initiatives

Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.

Dodd-Frank effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, many of which remain to be completed.

Dodd-Frank established the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Dodd-Frank also includes provisions that may impact the investments and investment activities of MetLife, Inc. and its subsidiaries, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the regulation of the OTC derivatives markets and prohibition or regulation of proprietary trading and sponsoring or investing in hedge funds or private equity funds by certain kinds of financial institutions (commonly known as the Volcker Rule). See “— Potential Regulation as a Non-Bank SIFI — Volcker Rule.”

Potential Regulation as a Non-Bank SIFI

MetLife, Inc. has de-registered as a bank holding company. As a result, MetLife, Inc. is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank systemically important financial institution (“non-bank SIFI”), it could once again be subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and to enhanced supervision and prudential standards. See “– Enhanced Prudential Standards.”

The FSOC issued final rules in April 2012, outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If a non-bank financial company, such as MetLife, Inc., meets the total consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. As of December 31, 2012, MetLife, Inc. met the total consolidated assets threshold and at least one of the other Stage 1 quantitative thresholds. The International Association of Insurance Supervisors (“IAIS”) has been tasked by the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote effective regulatory, supervisory and other financial sector policies in the interest of financial stability, with devising a process for designating global systemically important insurers (“G-SIIs”) and has proposed an assessment methodology. See “— International Regulation.”

If MetLife, Inc. is designated as a non-bank SIFI, it will be subject to a number of Dodd-Frank requirements that are also applicable to bank holding companies with assets of $50 billion or more.

Enhanced Prudential Standards

Currently, the Federal Reserve Board is considering how to apply the enhanced prudential standards required by Dodd-Frank to non-bank SIFIs. The Federal Reserve Board has proposed a set of prudential standards that would apply to non-bank SIFIs, as well as bank holding companies with assets of $50 billion or more, but has not adopted final rules for most of these standards. As proposed, these enhanced prudential standards would impose (i) enhanced risk-based capital requirements, (ii) leverage limits, (iii) liquidity requirements, (iv) single counterparty exposure limits, (v) governance requirements for risk management, (vi) stress test requirements, and (vii) special debt-to-equity limits for certain companies, and would establish a procedure for early remediation based on the failure to comply with these requirements. The Federal Reserve Board has stated its intention to take a tailored approach to applying the prudential standards to non-bank SIFIs, but has not provided any details on how it intends to do so.

The stress testing requirements have been implemented and require non-bank SIFIs (as well as bank holding companies with $50 billion or more of assets) to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve Board and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If MetLife, Inc. is designated by the FSOC as a non-bank SIFI, its competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, enhanced prudential standards, stress testing and other regulatory initiatives.

Non-bank SIFIs would also be required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations.

In addition, if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve Board is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s level of risk.

Orderly Liquidation Authority

Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife, Inc. were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority.

Volcker Rule

Under the Volcker Rule, Dodd-Frank restricts the ability of insured depository institutions and of companies that control an insured depository institution, and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”). Because MetLife Bank’s FDIC insurance has been terminated, MetLife, Inc. and its affiliates will not be subject to the bans on proprietary trading and fund activities under the Volcker Rule. However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, MetLife, Inc. and its affiliates could be subject to such requirements and limits were MetLife, Inc. to be designated a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed. Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. Until the rulemaking is complete, it is unclear whether MetLife, Inc., were it designated as a non-bank SIFI, may have to alter any of its future activities to comply, including continuing to invest in private investment funds for its general accounts or to issue certain insurance products backed by its separate accounts.

Consumer Protection Laws

Numerous other federal and state laws also affect MetLife, Inc.’s earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services we provide.

Banking Regulation

MetLife, Inc.’s subsidiary, MetLife Bank, a federally chartered, non-deposit taking, uninsured national banking association, is subject to a wide variety of banking laws, regulations and guidelines. Federal banking and consumer financial protection laws regulate most aspects of the business of MetLife Bank, but certain state laws may apply as well. MetLife Bank is principally regulated by the Office of the Comptroller of the Currency (“OCC”) and the CFPB and secondarily by the Federal Reserve. Federal banking laws and regulations address various aspects of MetLife Bank’s business and operations with respect to, among other things, chartering to carry on business as a bank; the permissibility of certain activities; maintaining minimum capital ratios; capital management in relation to the bank’s assets; dividend payments and repurchases of securities, including common stock; safety and soundness standards; loan loss and other related liabilities; liquidity; financial reporting and disclosure standards; counterparty credit concentration; restrictions on related party and affiliate transactions; lending limits; payment of interest; unfair or deceptive acts or practices; privacy; and relationships with MetLife, Inc. and potentially with other investors in connection with a change of control of MetLife Bank. Dodd-Frank established a statutory standard for Federal preemption of state consumer financial protection laws, which standard will require national banks to comply with many state consumer financial protection laws that previously were considered preempted by Federal law. Federal and state banking regulators regularly re-examine existing laws and regulations applicable to banks and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the bank.

Change of Control and Restrictions on Mergers and Acquisitions

As a result of MetLife, Inc.’s ownership of MetLife Bank, approval from the OCC would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc. If MetLife, Inc. were designated as a non-bank SIFI, it would need to obtain Federal Reserve approval before acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company.

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

Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Risk Factors — Regulatory and Legal Risks — Changes in U.S Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.” We may also be subject to similar laws and regulations in the foreign countries in which we provide investment advisory services, offer products similar to those described above, or conduct other activities.

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

The prohibited transaction rules of ERISA and the Internal Revenue Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In October 2011, the DOL issued final regulations that provide limited relief from these investment advice restrictions. If no additional relief is provided regarding these investment advice restrictions, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants, and with respect to IRAs, would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for these broker-dealers and their affiliates.

Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our broker-dealers. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Internal Revenue Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2013.

In addition, the DOL has issued a number of regulations recently that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon us, resulting in increased costs.

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

Our international operations are exposed to increased political, legal, financial, operational and other risks. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators. This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect them or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”

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

Our insurance business throughout the European Economic Area is also subject to the evolving Solvency II insurance regulatory directive established by the European Parliament in 2009 to codify and harmonize European Union insurance regulation. While this directive provides for new risk management practices, solvency capital standards and disclosure requirements, disagreement surrounding Omnibus II (legislation amending certain provisions of Solvency II, including the implementation date) has created uncertainty regarding the ultimate content and effective date of this directive. The European Insurance and Occupational Pensions Authority (“EIOPA”) is developing final proposals for standards and guidelines to be published once Omnibus II is finalized. Although the effective date of the directive is currently January 1, 2014, ongoing debate on Omnibus II has caused regulators to reassess their own implementation strategies as Solvency II implementation is generally expected to be delayed until at least 2016. Since EIOPA and European Union member states have started to consider what aspects could be adopted during the next three years to continue the development of a more risk-based prudential framework, while avoiding more controversial aspects of Solvency II (the debate on long-term guarantees), we may need to accelerate or adjust our implementation accordingly.

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

As part of the global initiative to identify global systemically important financial institutions, the FSB tasked the IAIS with devising an assessment methodology for designating G-SIIs. The methodology has yet to be finalized but is intended to identify those insurers whose distress or disorderly failure, because of their size, complexity and interconnectedness, would cause significant disruption to the global financial system and economic activity. The proposed methodology has three steps: (i) data collection; (ii) assessment using a quantitative indicator-based assessment (addressing five categories: size, extent of global activity, degree of interconnectedness within the financial system, amount of non-traditional and non-insurance activities and substitutability) and a more qualitative business segment assessment; and (iii) supervisory judgment and validation process, including quantitative and qualitative assessments. Based on information obtained from the IAIS, the IAIS will make recommendations to the FSB in consultation with national supervisory authorities. The FSB has stated that it expects to publish the first list of G-SIIs in April 2013. Any insurers identified as G-SIIs would be subject to additional policy measures. These policy measures were outlined in an October 2012 IAIS consultation paper and the IAIS has stated that it intends to finalize them within the first six months of 2013. Comments on the measures were submitted December 16, 2012. The proposed policy measures, which would need to be implemented by legislation or regulation in relevant jurisdictions, include higher capital requirements (that could be applied both as an additional charge on activities causing systemic importance and as a group level charge), enhanced supervision (including more detailed and frequent reporting, removal of barriers to orderly resolution of the G-SII and reduction of the G-SII’s systemic risk over time). Enhanced supervision includes systemic risk reduction plans (“SRRPs”) that could require separation of activities causing systemic importance into legally and financially self-sufficient entities. Under the proposed policy measures, designated G-SIIs would have 18 months to develop an SRRP and 18 months to implement it. It is possible that if SRRP risk levels are met no additional capital will be required. If MetLife, Inc. were identified as a G-SII, its competitive position relative to other life insurers that were not so designated could be adversely affected.

We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”

Japan

Our operations in Japan are subject to regulation and examination by Japan’s Financial Services Agency (“FSA”). Our operations in Japan are required to file with the FSA annual reports for each fiscal year (ending March 31) which include financial statements. These annual reports are not prepared on a U.S. GAAP basis. Similar to the U.S., Japanese law provides that insurers in Japan must maintain specified solvency standards for the protection of policyholders and to support the financial strength of licensed insurers. As of December 31, 2012, the date of our most recent regulatory filing in Japan, the solvency margin ratio of our Japan operations was in excess of four times the 200% solvency margin ratio that would require corrective action. Most Japanese life insurers maintain a solvency margin ratio well in excess of the legally mandated minimum.

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

Competition

We believe that competition faced by our segments is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete globally with other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employer and other group customers as well as agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. In the U.S. and Japan, we compete with a large number of domestic and foreign-owned life insurance companies, many of which offer products in categories on which we focus. Elsewhere, we compete with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies in particular areas in which they are active. Many of our group insurance products are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us.

We believe that the continued volatility of the financial markets, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment. In particular, we believe that these factors have highlighted financial strength as the most significant differentiator from the perspective of some customers and certain distributors. We believe the Company is well positioned to compete in this environment. In particular, the Company distributes many of its individual products through other financial institutions such as banks and broker-dealers. These distribution partners are currently placing greater emphasis on the financial strength of the company whose products they sell. In addition, the financial market turbulence has highlighted the extent of the risk associated with certain variable annuity products and has led us, along with many companies in our industry, to re-examine the pricing and features of the products offered. The effects of current market conditions may also lead to consolidation in the life insurance industry. Although we cannot predict the ultimate impact of these conditions, we believe that the strongest companies will enjoy a competitive advantage as a result of the current circumstances.

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Insurance companies compete for sales representatives with demonstrated ability. We compete with other insurance companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. See “— Sales Distribution.” In selected global markets, we continue to undertake several initiatives to grow our career agency forces, while continuing to enhance the efficiency and production of our sales representatives. These initiatives may not succeed in attracting and retaining productive agents. Sales of individual insurance, annuities and investment products and our results of operations and financial position could be materially adversely affected if we are unsuccessful in attracting and retaining productive agents.

Numerous aspects of our business are subject to regulation. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry.

Employees

At December 31, 2012, we had approximately 64,000  employees. We believe that our relations with our employees are satisfactory.

Executive Officers

Set forth below is information regarding the executive officers of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience

Steven A. Kandarian	60	•	Chairman of the Board (January 2012-present) and President and Chief Executive Officer (May 2011-present) of MetLife, Inc.
		•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (April 2005-April 2011)
•

Additional Experience: Executive director, Pension Benefit Guaranty Corporation (2001-2004); founder and managing partner, Orion Capital Partners, where he managed a private equity fund specializing in venture capital and corporate acquisitions

Ricardo A. Anzaldua	59	•	Executive Vice President and General Counsel of MetLife, Inc. (December 2012-present)
		•	Associate general counsel and senior vice president, director of commercial and consumer markets law, The Hartford Financial Services Group (October 2010-December 2012)
•

Associate general counsel and senior vice president, director of corporate law, The Hartford Financial Services Group (February 2007-October 2010); corporate secretary, The Hartford Financial Services Group (February 2008-October 2010)

		•	Additional Experience: Partner, Cleary Gottlieb Steen & Hamilton LLP (January 1999-January 2007)
Steven J. Goulart	54	•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (May 2011-present)
		•	Treasurer, MetLife, Inc. (July 2009-April 2011)
		•	Head of the Portfolio Management Unit as Senior Managing Director of MLIC (January 2011-April 2011)
		•	Head of the Mergers & Acquisitions Unit as Senior Vice President of MLIC (November 2006-July 2009)
•

Additional Experience: Director of MetLife Group, Inc. (June-November 2006); senior managing director, financial institutions group, Bear Stearns; managing director, global insurance group, Morgan Stanley; managing director, financial institutions group, Merrill Lynch

John C.R. Hele	54	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (September 2012-present)
		•	Executive vice president, chief financial officer and treasurer, Arch Capital Group Ltd. (April 2009-August 2012)
		•	Chief financial officer, ING Group, N.V. (April 2007-March 2009)
•

Additional Experience: Deputy chief financial officer, ING Group, N.V. (April 2006-April 2007); chief risk officer, insurance, ING Group, N.V. (October 2003 to March 2006); Founder, president and chief executive officer, Worldinsure Limited (February 1999-August 2003); 11 years with Merrill Lynch in investment banking, marketing and finance positions in the U.S.; various actuarial, finance and business roles with Crown Life in Canada

Name	Age	Position with MetLife and Business Experience

Frans Hijkoop	52	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (August 2011-present)
		•	Chief personnel officer and senior vice president of human resources, American Foods division of PepsiCo Inc. (January 2008-August 2011)
		•	Chief personnel officer and senior vice president of human resources, PepsiCo International (February 2007-January 2008)
		•	Additional Experience: Executive committee member and group human resources director, Lloyds TSB (January 2004-February 2007)

Beth M. Hirschhorn	48	•	Executive Vice President, Global Brand, Marketing and Communications of MetLife, Inc. (November 2011-present)
		•	Chief Marketing Officer and Senior Vice President of MetLife, Inc. (November 2006-October 2011)
•

Additional Experience: Managed marketing for MetLife’s U.S. Individual and Institutional businesses as Vice President of MLIC (January 2003-November 2006); led the consumer financial services marketing unit of JPMorgan Chase before joining MetLife in 2002

Michel Khalaf	49	•	President, EMEA, of MetLife, Inc. (November 2011-present)
		•	Executive Vice President, MLIC (January 2011-November 2011)
		•	Regional President, Middle East, Africa and South Asia, Alico (November 2008-November 2011) (Mr. Khalaf joined MetLife as a result of the ALICO Acquisition)
		•	Deputy president and chief operating officer, Philamlife, the operating company of AIG in the Philippines (August 2006-October 2008)
		•	Additional Experience: Leadership roles with Alico in various markets around the world, including Poland, Egypt, Italy, France, and the Caribbean
Martin Lippert	53	•	Executive Vice President and Head of Global Technology and Operations of MetLife, Inc. (November 2011-present)
		•	Executive Vice President and Head of Global Technology of MetLife, Inc. (September 2011-November 2011)
		•	Chief operations and technology officer for Citigroup (July 2008-March 2009)
		•	Vice chairman and group head of global technology and operations, Royal Bank of Canada (RBC) (August 1997-July 2008)

Maria R. Morris	50	•	Executive Vice President and Head of Global Employee Benefits of MetLife, Inc. (November 2011-present)
		•	Executive Vice President, Global Operations, Integration of MetLife, Inc. (September 2011-November 2011)
		•	Executive Vice President, Technology and Operations of MetLife, Inc. (January 2008-September 2011)
		•	Executive Vice President, Employee Benefits Sales of MLIC (December 2005-January 2008)
		•	Additional Experience: Senior Vice President of Group Insurance and Voluntary Benefits Sales and Service Operations of MLIC (July 2003-December 2005); Vice President of MLIC (March 1997-July 2003)

Christopher G. Townsend	44	•	President,Asia, of MetLife, Inc. (August 2012-present)
		•	Chief executive officer of the Asia Pacific region, Chartis (January 2010-April 2012)
		•	Chief executive officer, Chartis Australasia (February 2007-January 2010)
•

Additional Experience: Chief executive officer, Chartis Hong Kong (January 2006-January 2007); various senior leadership roles for Chartis, including regional vice president, commercial line, Chartis Asia Pacific, senior vice president of mergers and acquisitions, and other leadership roles in London and Sydney (1991-2006)

Name	Age	Position with MetLife and Business Experience

William J. Wheeler	51	•	President, Americas, MetLife, Inc. (November 2011-present)
		•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (December 2003-November 2011)
		•

Additional Experience: Senior Vice President of MLIC (1997-December 2003); oversaw business development, product management and marketing activities for Individual Business (2002-2003); Chief Financial Officer for Individual Business (2000-2002); senior vice president, Donaldson, Lufkin & Jenrette

Trademarks

We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have the exclusive global license to use the Peanuts® characters in the area of financial services and healthcare benefit services under an advertising and premium agreement with Peanuts Worldwide, LLC until December 31, 2014. We also have a non-exclusive license to use certain Citigroup-owned trademarks in connection with the marketing, distribution or sale of life insurance and annuity products under a licensing agreement with Citigroup until June 30, 2015. Furthermore, as a result of the ALICO Acquisition, we acquired American Life and its trademarks, including the “ALICO” trademark. We believe that our rights in our trademarks and under our Peanuts® characters license and our Citigroup license are well protected.

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

Item 1A.  Risk Factors

Economic Environment and Capital Markets-Related Risks

If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation can all affect our financial condition, as well as the volume, profitability and results of our business operations, either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification.

At times, throughout the past few years, volatile conditions have characterized financial markets, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about economic conditions, capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), as well as Cyprus, and of the financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. This market volatility affected the performance of various asset classes during 2012, and it could continue until there is an ultimate resolution of these sovereign debt-related concerns. Despite public and private support programs for Europe’s perimeter region, concerns about sovereign debt sustainability subsequently expanded to other European Union member states. As a result, in late 2011 and early 2012, several other European Union member states experienced credit ratings downgrades or had their credit ratings outlook changed to negative. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” The financial markets have also been affected by concerns that one or more countries may exit the Euro zone. Any of these concerns could have significant adverse effects on the European and global economic and financial markets generally.

To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.” Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by higher unemployment rates. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and have a material adverse effect on our business, results of operations and financial condition.

The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “—Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital

The capital and credit markets may be subject to periods of extreme volatility and disruption, which could cause our liquidity and credit capacity to be limited.

We need liquidity to pay our operating expenses and interest on our debt and dividends on our capital stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations, and our business and financial results may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

In the event market or other conditions have an adverse impact on our capital and liquidity, or any required regulatory stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory considerations, availability of credit to us and the financial services industry generally, our credit ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements. See “— Investments-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending.”

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital needed to operate our business, most significantly in our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy regulatory capital requirements; and access the capital necessary to grow our business. As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, global economic performance in general, the performance of specific obligors, including governments, included in our investment portfolio and other factors outside our control.

Interest Rate Risk.    Some of our products, principally traditional whole life insurance, fixed annuities and guaranteed interest contracts, expose us to the risk that changes in interest rates will reduce our investment margin or “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our spread is a key component of our net income.

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities and commercial or agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”). Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability.

As a global insurance company, we are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further action to influence rates in the future. Such actions may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. Central banks in other parts of the world have also taken action to lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” For a discussion of the impact of the low interest environment on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”

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

We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. We also use derivatives to mitigate interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See “Quantitative and Qualitative Disclosures about Market Risk.”

Credit Spreads.    Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in such spreads. Market volatility can make it difficult to value certain of our securities if trading becomes less frequent. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks.”

Equity Risk.    Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated fair value of the assets under management. Downturns and volatility in equity markets can have a material adverse effect on the revenues and investment returns from our savings and investment products and services. The retail variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We use derivatives and reinsurance to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.

In addition, we invest a portion of our investments in leveraged buy-out funds, hedge funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from quarter to quarter. Significant volatility could adversely impact returns and net investment income on these alternative investment classes. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. See “Quantitative and Qualitative Disclosures about Market Risk.”

Real Estate Risk.    Our primary exposure to real estate risk relates to commercial and agricultural real estate. Our exposure to these risks stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and interest rate fluctuations. In addition, our real estate joint venture development program is subject to risks, including reduced property sales and decreased availability of financing, which could adversely impact these investments. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification, and asset allocation, general economic conditions and the recovery rate in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Obligor-Related Risks.    Our investment portfolio contains investments in government bonds issued by certain European Union member states, Europe’s perimeter region, as well as Cyprus, and in financial institutions that have significant direct or indirect exposure to debt issued by those nations. Recently, the European Union member states have experienced above average public debt, inflation and unemployment as the global economic downturn has developed. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany, and financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Concerns regarding these difficulties could disrupt the functioning of the financial markets.

For example, this disruption could lead to the withdrawal of one or more countries from the Euro zone. The extent to which our results of operations, financial condition, liquidity and net investment income would be affected by any such withdrawal will depend on a number of factors, including the identity of the withdrawing country and the likelihood that other counties will follow suit. Risks related to any such withdrawal could include overall economic disruption; capital flight and attendant risks to the integrity of the European Union banking system; conversion to a national currency, which may be subject to devaluation as discussed further below; inflation risks; increased costs and diminished effectiveness in hedging against declines in the value of the Euro; declines in the value of our investments; credit losses; and an increase in foreign currency exchange rate risks, among others. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”

Our investment portfolio also contains investments, primarily in revenue bonds issued under the auspices of U.S. states and municipalities, and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “State and political subdivision securities”). Recently, certain U.S. states and municipalities have faced budget deficits and financial difficulties. The financial difficulties of such U.S. states and municipalities could have an adverse impact on our State and political subdivision securities.

Foreign Currency Exchange Rate Risks.    Our primary foreign currency exchange rate risks are described under “— Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.” Changes in foreign currency exchange rates can significantly affect our net investment income in any period, and such changes can be substantial. This risk will increase if a country withdraws from the Euro zone. In such case, the national currency to which such a country may revert will likely be devalued and contracts using the Euro will need to be renegotiated. It is possible that any such devaluation and its related consequences for our contracts and investments in any such country could be significant and materially adversely affect our operations and earnings in that country. Any operations we may have in any such withdrawing country could also be materially adversely affected by legal or governmental actions related to conversion from the Euro to a national currency. See “Quantitative and Qualitative Disclosures about Market Risk.”

Summary.    Significant volatility in the markets could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, increased valuation allowances and changes in unrealized gain or loss positions.

Regulatory and Legal Risks

Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation — U.S.    Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation — Insurance Regulation.” We anticipate that we will discuss regulatory developments from time to time in future quarterly reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Industry Trends — Regulatory Developments.”

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and the Department of Financial Services have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities to hedge and reinsure insurance risks. Like many life insurance companies, we utilize captive reinsurers to satisfy certain reserve requirements. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers, our ability to write certain products, or to hedge the associated risks efficiently, could be impaired or lead us to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations” and Note 11 of the Notes to the Consolidated Financial Statements.

The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims, which might lead to a recommendation against the allowance of insulation for certain of our separate account products, particularly in the institutional markets. If the Department of Financial Services or other state insurance regulators change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected. See “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations.”

U.S. Federal Regulation Affecting Insurance.    Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) establishes the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards.

Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. Under the so-called Volker Rule, Dodd-Frank imposes additional capital requirements and quantitative limits on certain trading and activities by a non-bank SIFI. MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI.”

Non-bank SIFIs can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and to cover the expenses of the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.

Regulatory Agencies.    Dodd-Frank established the CFPB, which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Consumer Protection Laws.”

In addition, MetLife, Inc.’s subsidiary, MetLife Bank, National Association (“MetLife Bank”), a federally chartered, non-deposit taking, uninsured bank, is principally regulated by the OCC and the CFPB, and secondarily by the Federal Reserve. See “Business — U.S. Regulation — Banking Regulation. While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the FSOC as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve and subject to enhanced supervision and prudential standards. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Enhanced Prudential Standards.”

In the wake of the recent financial crisis, national and international authorities have also proposed various measures intended to increase the intensity of regulation of large financial institutions. These measures have included enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures, resolution and recovery planning, as well as greater coordination among regulators and efforts to harmonize regulatory regimes. The imposition of such measures could adversely affect our ability to conduct business, our results of operations and our ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect our capital. See “Business — U.S. Regulation” and “Business — International Regulation.”

Mortgage and Foreclosure-Related Exposures.    State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations and examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan origination, modification and loss mitigation practices. While we have reached settlements with some regulators relating to our mortgage servicing activities, it is possible that pending or additional inquiries, investigations or examinations may result in further monetary payments or other measures against us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Mortgage and Foreclosure-Related Exposures.”

Regulation of Brokers and Dealers.    Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — U.S. Regulation — Securities, Broker-Dealer and Investment Adviser Regulation.”

ERISA Considerations.    We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.

The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, the firm or affiliate that vary according to the recommendation chosen. Recently adopted regulations in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary” under ERISA, thereby increasing the regulation of persons providing investment advice to ERISA plans. In addition, recently effective regulations increasing the level of disclosure provided to plan sponsors and participants will likely increase the regulatory and compliance burden upon us, resulting in increased expenses for us. See “Business — U.S. Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations.”

International Regulation.    Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. See “Business — International Regulation.” A significant portion of our revenue is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as any nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as general regulatory oversight, to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”

We are also subject to the evolving Solvency II insurance regulatory directive for our insurance business throughout the European Economic Area. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country. See “Business — International Regulation.”

General.    From time to time, regulators raise issues during examinations or audits of MetLife, Inc.’s regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — U.S. Regulation” and “Business — International Regulation.” Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Industry Trends — Regulatory Developments” for additional information on the laws and regulations affecting our business.

The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as a Potential Non-Bank SIFI and an Investor in Other Financial Institutions, and Our Investors

Under provisions of Dodd-Frank, if MetLife, Inc. is designated a non-bank SIFI and it it were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by MetLife, Inc. would have serious adverse effects on financial stability in the United States. If the FDIC were appointed as the receiver for MetLife, Inc., liquidation would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC–managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.

Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies of a certain size, to cover the costs of liquidating any financial company subject to the new liquidation authority. If MetLife, Inc. is designated as a non-bank SIFI, we could be assessed for a portion of the costs of the liquidation of a financial company that is liquidated under this authority. The liquidation authority could increase the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant, such as MetLife, Inc. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Orderly Liquidation Authority.”

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefit and other products and on the purchasers of certain of these products. The Health Care Act or any other related regulations or regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.

In addition, we employ a substantial number of employees, including sales agents, in the United States to whom we offer employment-related benefits. We also currently provide benefits to certain of our retirees. These benefits are provided under complex plans that are subject to a variety of regulatory requirements. Either the Health Care Act or related regulations or regulatory actions could adversely affect our ability to attract, retain and motivate our associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.

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

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could change the way we conduct our business and the products we sell. This may adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs. See “Business — U.S. Regulation — Securities, Broker-Dealer and Investment Advisor Regulation.” We also may be subject to similar laws and regulations in the foreign countries in which we offer products or conduct other activities similar to those described above. See “Business — International Regulation.”

Changes in Tax Laws, Tax Regulations, or Interpretations of Such Laws or Regulations Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers

Changes in tax laws, Treasury and other regulations promulgated thereunder, or interpretations of such laws or regulations could increase our corporate taxes and reduce our earnings. The Obama Administration has proposed corporate tax changes. Changes in corporate tax rates could affect the value of our deferred tax assets and deferred tax liabilities. Furthermore, the value of deferred tax assets could be impacted by future earnings levels.

Currently, U.S. tax laws afford certain benefits to life insurance and annuity products. The Obama Administration has also proposed certain changes to individual income tax rates and rules applicable to certain of these products. Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings are discussed in Note 21 of the Notes to the Consolidated Financial Statements. Updates are provided in the notes to our interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, as well as in Part II, Item 1 (“Legal Proceedings”) of those quarterly reports.

We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities.

A substantial legal liability or a significant regulatory action against us, as well as regulatory inquiries or investigations could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.

Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. We currently have a market presence in over 45 countries and may be subject to additional investigations and lawsuits in these jurisdictions. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the countries where we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.

Investments-Related Risks

Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature

There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, mortgage loans, policy loans, leveraged leases, equity real estate, such as real estate joint ventures and funds, and other limited partnership interests. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our net income and financial position.

Similarly, we loan blocks of our securities to third parties (primarily brokerage firms and commercial banks) through our securities lending program, including fixed maturity and equity securities, short-term investments and cash equivalents. Under this program, we obtain collateral, usually cash, at the inception of a loan and typically purchase securities with the cash collateral. Upon the return to us of these loaned securities, we must return to the third party the cash collateral we received. If the cash collateral has been invested in securities, we need to sell the securities. However, in some cases, the maturity of those securities may exceed the term of the related securities on loan and the estimated fair value of the securities we need to sell may fall below the amount of cash received.

If we are required to return significant amounts of cash collateral under our securities lending program or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending.”

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Specified Assets May Adversely Affect Our Liquidity and Expose Us to Counterparty Credit Risk

Some of our financing transactions require us to pledge collateral related to any decline in the estimated fair value of the specified assets under certain circumstances. Similarly, the terms of some of our financing transactions require us to make payments to our counterparties related to any decline in the estimated fair value of certain specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances and will likely increase under Dodd-Frank, which could adversely affect our liquidity. See “Business — U.S. Regulation — Holding Company Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 13 of the Notes to the Consolidated Financial Statements.

Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income

Fixed maturity securities represent a significant portion of our investment portfolio. Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have far exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS.”

The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of writedowns or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our net income in a particular quarterly or annual period.

Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity, fair value option and trading securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” and Notes 1 and 10 of the Notes to the Consolidated Financial Statements.

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We reflect any changes in allowances and impairments in earnings as such evaluations are revised. However, historical trends may not be indicative of future impairments or allowances. In addition, any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments” and Note 8 of the Notes to the Consolidated Financial Statements.

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlooks, as well as other relevant factors. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations and financial condition.

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

The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by European Union member governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our business and results of operations.

Risks Related to Our Business

Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability

Our international operations face political, legal, financial, operational and other risks. These operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Business — International Regulation” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

For example, in recent years, the operating environment in Argentina has been very challenging. We were formerly principally engaged in the pension business there, but in December 2008, the Argentine government nationalized the Social Security System and moved pension fund assets into the government-run system, effectively eliminating the private pension companies in Argentina. This substantially reduced our presence in Argentina. Acccordingly, we have experienced and will continue to experience reductions in the operation’s revenues and cash flows. More recent governmental actions have significantly limited our ability to run independently our Argentine operation, which could further reduce this operation’s revenues and increase its compliance costs and other expenses. See “Business — International Regulation.” We also have operations in the Middle East where the legal and political systems and regulatory frameworks are subject to instability and disruptions. Instability has increased in many parts of the Middle East as a result of the “Arab Spring” movement. Lack of legal certainty and stability in the region exposes our operations to increased risk of disruption and to adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business in this region.

We have market presence in over 45 different countries and increased exposure to risks posed by local and regional economic conditions. Europe has recently experienced a deep recession and appears to have entered another recession. A recession in Europe could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments, all of which could have a material adverse effect on our business, results of operations and financial condition. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.” Countries in Europe’s perimeter region, as well as Cyprus, have been particularly affected by the recession, resulting in increased national debts and depressed economic activity. We have significant operations and investments in these countries which could be adversely affected by economic developments such as higher taxes, growing inflation, decreasing government spending, rising unemployment and currency instability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”

In addition, we face substantial exposure to the Japanese markets as a result of our considerable presence there. The Japanese economy continues to be weak and may experience further disruptions, which may have an adverse effect on our results of operations and financial condition. See “— Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.”

Furthermore, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. In several countries, including China and India, we operate with local business partners and managing these partner relationships poses risks to our business objectives. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

Lastly, we are continuing to expand our international operations in certain markets where we operate and in selected new markets. This may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local political, economic and market conditions. Therefore, as we expand internationally, we may not achieve expected operating margins and our results of operations may be negatively impacted.

Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments, investments in foreign subsidiaries and net income from foreign operations and issuance of non-U.S. dollar denominated instruments, including guaranteed interest contracts and funding agreements. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our non-U.S. dollar denominated investments, our investments in foreign subsidiaries, and our net income from foreign operations. In addition, from time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign currency exchange rate risk is exacerbated by our investments in these emerging markets. See “Quantitative and Qualitative Disclosures About Market Risk.”

In addition, certain of our life and annuity products are exposed to foreign exchange rate risk. Payments under these contracts, depending on the circumstances, may be required to be made in different currencies and may not be the legal tender in the country whose law governs the particular product. Changes in exchange rate movements and the imposition of capital controls may also directly impact the liability valuation that may not be entirely hedged. If the currency upon which expected future payments are made strengthens, the liability valuation may increase, which may result in a reduction of net income.

Historically, we have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with investments denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our U.S. dollar basis consolidated financial statements. Although we take certain actions to address this risk, including entering into foreign currency derivatives, foreign currency exchange rate fluctuation could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. See “Quantitative and Qualitative Disclosures About Market Risk.”

We face substantial exposure to risks associated with fluctuations in the yen/U.S. dollar exchange rate because we now have substantial operations in Japan and a significant portion of our premiums and investment income in Japan are received in yen. Most claims and expenses associated with our operations in Japan are also paid in yen and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. Accordingly, fluctuations in the yen/U.S. dollar exchange rate can have a significant effect on our reported financial position and results of operations. Our Japan operation does assume some currency exposure by backing a portion of surplus and yen-denominated liabilities with U.S. dollar assets. Although this represents risk to our Japan operation, this activity reduces yen exposure at the enterprise level.

Due to our significant international operations, during periods when any foreign currency in which we derive our revenues weakens (strengthens), translating amounts expressed in that currency into U.S. dollars causes fewer (more) U.S. dollars to be reported. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income (loss). The weakening of a foreign currency relative to the U.S. dollar will generally adversely affect the value of investments in U.S. dollar terms and reduce the level of reserves denominated in that currency.

An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

We rely on our credit facilities as a potential source of liquidity. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. These credit facilities contain certain administrative, reporting, legal and financial covenants, including a requirement to maintain a specified minimum consolidated net worth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 12 of the Notes to the Consolidated Financial Statements.

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

We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies

MLIC’s plan of reorganization, as amended (the “Plan”), established in connection with its demutualization, required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own certain individual insurance policies of MLIC are met. See Note 7 of the Notes to the Consolidated Financial Statements. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.

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

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, are published by various Nationally Recognized Statistical Rating Organizations (“NRSRO”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products and our competitive position.

Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.

In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings indicate the NRSROs opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with credit rating downgrade triggers and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” for information on the impact of a two-notch downgrade. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Company — Capital — Rating Agencies.”

In view of the difficulties experienced by many financial institutions as a result of the global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. Our ratings could be downgraded at any time and without notice by any NRSRO.

Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” and “— Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”

If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations

We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers and indemnitors. A reinsurer’s or indemnitor’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements or indemnity agreements with us could have a material adverse effect on our financial condition and results of operations, including our liquidity.

In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.” If our counterparties fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity.”

Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results

Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities.

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business – Policyholder Liabilities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Policyholder Liabilities.”

Our Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business

We have devoted significant resources to develop and periodically update our risk management policies and procedures to reflect ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under pending regulations. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “Quantitative and Qualitative Disclosures About Market Risk.”

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our insurance operations are exposed to the risk of catastrophic events. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant damage or loss of life or property damage in larger areas, especially those that are heavily populated. Claims resulting from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. In addition, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio, resulting in impairments to these obligations, and the financial condition of our reinsurers, thereby increasing the probability of default on reinsurance recoveries. Large-scale catastrophes may also reduce the overall level of economic activity in affected countries which could hurt our business and the value of our investments or our ability to write new business. It is possible that increases in the value, caused by the effects of inflation or other factors, and geographic concentration of insured lives or property, could increase the severity of claims we receive from future catastrophic events.

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century; however, the likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

Our property & casualty businesses have experienced, and will likely in the future experience, catastrophe losses that may have a material adverse impact on their business, results of operations and financial condition. Although we make every effort to limit our exposure to catastrophic risks through volatility management and reinsurance programs, these efforts do not eliminate all risk. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and man-made events such as terrorist attacks. Historically, substantially all of our property & casualty catastrophe-related claims have related to homeowners coverages. However, catastrophes may also affect other property & casualty coverages. Due to their nature, we cannot predict the incidence, timing and severity of catastrophes. In addition, changing climate conditions, primarily rising global temperatures, may increase the frequency and severity of natural catastrophes such as hurricanes.

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

Most of the jurisdictions in which our U.S. insurance subsidiaries are admitted to transact business require life and property & casualty insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, who may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life and property & casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” and “Business — International Regulation.”

While in the past five years, the aggregate assessments levied against MetLife, Inc.’s insurance subsidiaries have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See Note 21 of the Notes to the Consolidated Financial Statements.

Our ability to manage this risk and the profitability of our property & casualty and life insurance businesses depends in part on our ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future. See “— Risks Related to Our Business — Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses.”

Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity

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

Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, the use of captive reinsurers is being studied by the Department of Financial Services and the NAIC. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses are Highly Regulated, and Changes in Regulation in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” If the Department of Financial Services or other state insurance regulators determine to restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, thereby hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.

Competitive Factors May Adversely Affect Our Market Share and Profitability

We believe competition amongst insurance companies is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete globally, with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have pre-existing customer bases for financial services products. Additionally, many of our group insurance products are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors than they could renewing coverage with us. These competitive pressures may adversely affect the persistency of these and other products, as well as our ability to sell our products in the future. Furthermore, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. See “Business — Competition.”

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

In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — U.S. Regulation,” “Business — International Regulation,” “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

Goodwill is the excess of cost over the estimated fair value of net assets acquired which represents the future economic benefits arising from such net assets acquired that could not be individually identified. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that the implied fair value of the reporting unit is less than the carrying value of that reporting unit. We perform our annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment under certain circumstances.

The estimated fair value of the reporting unit is impacted by the performance of the business, which may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operations or financial position. For instance, for the third quarter of 2012, we reported a $1.6 billion, after tax, goodwill impairment, which reflects the impact of the then current market and economic conditions on the estimated fair value of our U.S. retail annuity business. This impairment contributed to a net loss of $984 million reported by us for that period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill” and Note 11 of the Notes to the Consolidated Financial Statements.

Long-lived assets, including assets such as real estate, also require impairment testing. This testing is done to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group. Such writedowns could have a material adverse effect on our results of operations or financial position.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Tax.”

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are deferred and referred to as DSI. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs.

If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Sustained Low Interest Rate Environment” for a discussion of how significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.

VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. In the event actual experience on the purchased business varies from these projections, we will be required to revise our estimates, which results in changes to the amounts expensed in the reporting period in which the revisions are made and also could result in a charge to income. In addition, VOBA is amortized similarly to DAC and DSI. Accordingly, an acceleration of the amortization of VOBA would occur if actual gross profits or margins are less than originally expected. In such a case, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Furthermore, significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and Note 1 of the Notes to the Consolidated Financial Statements for further consideration of DAC and VOBA.

Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk

Certain of our variable annuity products include guaranteed benefits, including guaranteed minimum death benefits, guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.

We use hedging and risk management strategies to mitigate the liability exposure and the volatility of net income associated with these liabilities. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers or derivative counterparties are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”

In addition, hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, financial condition or liquidity. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Policyholder Liabilities — Variable Annuity Guarantees” and Note 1 of the Notes to the Consolidated Financial Statements for further consideration of the risks associated with guaranteed benefits.

Acquisition-Related Risks

We Could Face Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Acquisitions and Dispositions of Businesses or Difficulties Integrating and Managing Growth of Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Such activity exposes us to a number of risks. For example, there could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.

In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses. Although we generally have rights to indemnification for certain losses, our rights are limited by survival periods for bringing claims and limitations on the nature and amount of losses we may recover, and we cannot be certain that indemnification will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any loss we may suffer. For example, we are indemnified under the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc. AIG and AM Holdings (the “Stock Purchase Agreement”), for various tax matters, including U.S. federal income taxes attributable to periods during which the ALICO business was included in AIG’s consolidated federal income tax return. It is possible, however, that any such indemnification may not be fully collectible.

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

The prospects of our business also may be materially and adversely affected if we are not able to manage the growth of any acquired business successfully. For example, the life insurance markets in many of the international markets we entered through the ALICO Acquisition have experienced significant growth in recent years. Management of growth in these markets to date has required significant management and operational resources and is likely to continue to do so. Future growth of our combined business will require, among other things, the continued development of adequate underwriting and claim handling capabilities and skills, sufficient capital base, increased marketing and sales activities, and the hiring and training of new personnel.

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

The Closing Agreement American Life Entered Into With the IRS May Not Achieve Its Intended Effect and American Life May Not Be Able to Comply with the Related Agreed Upon Plan

On November 1, 2010, we acquired all of the outstanding stock of American Life from AIG. Prior to this acquisition, in March 2010, American Life entered into a closing agreement (the “Closing Agreement”) with the Commissioner of the IRS to resolve a U.S. withholding tax issue arising from payments by its foreign branches. IRS Revenue Ruling 2004-75 requires foreign branches of U.S. life insurance companies in certain circumstances to withhold U.S. income taxes on payments, made with respect to certain insurance and annuity products, to customers resident in a foreign country. The Closing Agreement provides that American Life’s foreign branches, now part of MetLife, will not be required to withhold U.S. income tax on the income portion of payments made pursuant to American Life’s life insurance and annuity contracts (“Covered Payments”) for any tax periods beginning on or after January 1, 2005 and ending on or before December 31, 2013 (the “Deferral Period”).

In accordance with the Closing Agreement, American Life has submitted a plan (and quarterly updates) to the IRS indicating the steps American Life will take (on a country by country basis) to ensure that no substantial amount of U.S. withholding tax will arise from Covered Payments made by American Life’s foreign branches to foreign customers after the Deferral Period. The plan American Life delivered to the IRS involves (i) selling some of its branch businesses and (ii) transferring businesses from certain other of its foreign branches to one or more existing or newly-formed foreign affiliates of American Life. The achievement of the plan presented to the IRS within the required time frame of December 31, 2013 is contingent upon regulatory approvals and other requirements. Failure to achieve the plan (or an extension) in a timely manner could cause American Life to be required to withhold U.S. income taxes on the taxable portion of payments with respect to certain insurance and annuity products made by American Life’s foreign branches after December 31, 2013 to customers resident in a foreign country. This could put American Life at a competitive disadvantage with its competitors that sell similar products through foreign entities and could have a material adverse effect on American Life’s future revenues or expenses or both. See Note 3 of the Notes to the Consolidated Financial Statements.

The Settlement of Our Outstanding Common Equity Units Will Have a Dilutive Impact on MetLife, Inc.’s Stockholders

As part of the consideration paid for the ALICO Acquisition, MetLife, Inc. issued $3.0 billion aggregate stated amount of common equity units, which initially consist of (x) purchase contracts obligating the holder to purchase a variable number of shares of MetLife, Inc.’s common stock on each of three specified future settlement dates (the first settlement date was October 10, 2012 and the other two are expected to occur on September 11, 2013 and October 8, 2014, subject to deferral under certain circumstances) for a fixed amount per purchase contract (an aggregate of $1.0 billion on each settlement date) (the “Stock Purchase Contracts”) and (y) an interest in each of three series of debt securities of MetLife, Inc. On the first settlement date, MetLife issued 28,231,956 million shares. After settlement of the remaining purchase contracts, MetLife, Inc. will receive proceeds of $2 billion and issue between 45.2 million and 56.5 million shares of its common stock, subject to certain adjustments, in addition to the proceeds received and shares issued on the first settlement date in October 2012. As a result, more shares of common stock will be outstanding and each existing stockholder will own a smaller percentage of our common stock then outstanding. See Note 15 of the Notes to the Consolidated Financial Statements.

Capital-Related Risks

We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities

The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends and our other insurance subsidiaries and other factors deemed relevant by the Board. There is no requirement or assurance that we will declare and pay any dividends. In addition, payment of dividends on our common stock and our ability to repurchase our common stock have been subject to restrictions arising from our regulation as a bank holding company and may again be subject to restrictions arising from Federal Reserve regulation if we are designated a non-bank SIFI. In addition, our ability to pay dividends on our common stock and repurchase our common stock is subject to restrictions arising from the terms of our preferred stock, junior subordinated debentures and trust securities, so called “dividend stopper” provisions, in situations where we may be experiencing financial stress. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Exchangeable Surplus Trust Securities, which are exchangeable for junior subordinated debentures, and which contain terms with the same substantive effects in this discussion as the terms of MetLife’s junior subordinated debentures. In addition, our ability to pay dividends on our preferred stock and interest on our junior subordinated debentures are also restricted by the terms of those securities.

Regulatory Restrictions.    The Federal Reserve has proposed enhanced prudential standards, including heightened capital requirements and stress testing requirements, for non-bank SIFIs. It is possible that these requirements, or any others adopted, could restrict our ability to pay dividends and repurchase our common stock if we were designated a non-bank SIFI. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. See “— As A Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to Meet Its Obligations and Pay Dividends.”

“Dividend Stopper” Provisions in Our Preferred Stock and Junior Subordinated Debentures.    Certain terms of our preferred stock and our junior subordinated debentures may prevent us from purchasing our common stock or paying dividends on our common stock in certain circumstances. Moreover, MetLife, Inc. is a party to certain replacement capital covenants which limit its ability to eliminate these restrictions through the repayment, redemption or purchase of preferred stock or junior subordinated debentures by requiring MetLife, subject to certain limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any repayment, redemption or purchase. See Note 14 of the Notes to the Consolidated Financial Statements for a description of such covenants in effect with respect to junior subordinated debentures and Note 16 of the Notes to the Consolidated Financial Statements for a description of such restrictions with respect to the preferred stock.

Under our preferred stock and junior subordinated debentures, if we have not paid the full dividends on our preferred stock for a dividend period, we may not repurchase or pay dividends on our common stock for that period. If we have not paid in full the accrued interest through the most recent interest payment date on our junior subordinated debentures, we may not repurchase or pay dividends on our common stock or other capital stock (including the preferred stock), subject to certain exceptions.

Trigger Events for the Restrictions on the Payment of Dividends on Our Preferred Stock and Restrictions on the Payment of Interest on Our Junior Subordinated Debentures.    In addition, the preferred stock and the junior subordinated debentures contain provisions that would automatically suspend the payment of preferred stock dividends and junior subordinated debenture interest payments if MetLife, Inc. fails to meet certain tests (“Trigger Events”) at specified times, although in such cases MetLife would be permitted to make the payments if it were able to utilize the “Alternative Payment Mechanism” described below. As a result of the suspension of these payments, the “dividend stopper” provisions would come into effect. A “Trigger Event” would occur if the risk-based capital ratio of MetLife’s largest U.S. insurance subsidiaries in the aggregate (as defined in the applicable instrument) were to be less than 175% of the company action level based on the subsidiaries’ prior year annual financial statements filed (generally around March 1) with state insurance commissioners. A “Trigger Event” would also occur if, at the end of a quarter, consolidated GAAP net income for the four-quarter period ending two quarters before such quarter-end is zero or less and adjusted shareholders’ equity (as defined in the applicable instrument), as of such quarter-end and the end of the quarter two quarters before such quarter-end, declined by 10% or more from its level 10 quarters before such quarter-end. The Trigger Event would continue until there is no longer a Trigger Event at the specified time, and adjusted shareholders’ equity is no longer 10% or more below its level at the beginning of each measurement period described above that is associated with a “Trigger Event.”

In order to use the “Alternative Payment Mechanism” referred to above to declare and pay preferred stock dividends or interest on junior subordinated debentures, MetLife must sell common stock during the 90 days preceding the dividend declaration date or sell common stock or certain kinds of warrants to purchase common stock during the 180 days prior to the interest payment date, make dividend or interest payments not in excess of the net proceeds of these sales, and satisfy other specified conditions.

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

Optional Deferral of Interest on the Junior Subordinated Debentures.    The junior subordinated debentures provide that MetLife may, at its option and provided that certain conditions are met, defer payment of interest without giving rise to an event of default for periods of up to 10 years (although after five years MetLife, Inc. would be obligated to use commercially reasonable efforts to sell equity securities to raise proceeds to pay the interest), with no limitation on the number of deferral periods that MetLife, Inc. may begin so long as all accrued and unpaid interest is paid with respect to prior deferral periods. If MetLife, Inc. were to elect to defer payments of interest, the “dividend stopper” provisions in the junior subordinated debentures would thus prevent MetLife, Inc. from repurchasing or paying dividends on its common stock or other capital stock (including the preferred stock) during the period of deferral, subject to exceptions.

See Note 16 of the Notes to the Consolidated Financial Statements for additional information about these restrictions.

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

The payment of dividends and other distributions to MetLife, Inc. by its U.S. insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. The payment of dividends and other distributions by insurance companies is also influenced by business conditions and rating agency considerations. See “Business — U.S. Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” The ability of MetLife Bank to pay dividends is also subject to regulation by the OCC. See also “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

Any payment of interest, dividends, distributions, loans or advances by our foreign subsidiaries and branches to MetLife, Inc. could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which such foreign subsidiaries operate. See “Business — International Regulation” and “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”

General Risks

MetLife, Inc.’s Board of Directors May Control the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust

Under the Plan, we established the MetLife Policyholder Trust to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of February 19, 2013, the Trust held 201,024,039 shares, or 18.4%, of the outstanding shares of MetLife, Inc. common stock. Because of voting provisions of the Trust and the number of shares held by it, the Trust may affect the outcome of matters brought to a stockholder vote. Except on votes regarding certain fundamental corporate actions described below, the trustee will vote all of the shares of common stock held in the Trust in accordance with the recommendations given by MetLife, Inc.’s Board of Directors to its stockholders or, if the Board gives no such recommendations, as directed by the Board. As a result of the voting provisions of the Trust, the Board of Directors may be able to control votes on matters submitted to a vote of stockholders, excluding certain fundamental corporate actions, so long as the Trust holds a substantial number of shares of common stock.

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

The MetLife Policyholder Trust Agreement provides that we may terminate the Trust once the percentage of outstanding shares held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after we provide the trustee with notice that the percentage of outstanding shares held in the Trust is 10% or less. In connection with any termination of the Trust, all of the shares of common stock then held in the Trust will need to be distributed to the respective Trust beneficiaries, unless we offer to purchase all or a portion of such Trust shares. In connection with such a distribution, we may incur costs related to an increase in the number of shareholders, which may include increased mailing and proxy solicitation expenses.

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. For instance, we recently adopted new guidance regarding accounting for DAC, which resulted in a reduction of DAC and total equity. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Consolidated Financial Statements. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our financial condition and results of operations, including on our net income.

Changes in Our Assumptions Regarding the Discount Rate, Expected Rate of Return and Expected Increase in Compensation Used for Our Pension and Other Postretirement Benefit Plans May Result in Increased Expenses and Reduce Our Profitability

We determine our pension and other postretirement benefit plan costs based on our best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets, expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability. See Note 18 of the Notes to the Consolidated Financial Statements for details on how changes in these assumptions would affect plan costs.

We May Not be Able to Protect Our Intellectual Property and May be Subject to Infringement Claims

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete with other insurers and financial institutions.

In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could have a material adverse effect on our business and results of operations.

We May Be Unable to Attract and Retain Sales Representatives for Our Products

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Insurers compete for sales representatives with demonstrated ability. In addition, there is competition for representatives with other types of financial services firms, such as independent broker-dealers.

We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. We continue to undertake several initiatives to enhance the efficiency and production of our existing sales force. These initiatives may not succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining highly qualified and productive agents. See “Business — Competition.”

State Laws, Federal Laws, Our Certificate of Incorporation and Our By-Laws May Delay, Deter or Prevent Takeovers and Business Combinations that Stockholders Might Consider in Their Best Interests

State laws, federal laws and our certificate of incorporation and by-laws may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. For instance, such restrictions may prevent stockholders from receiving the benefit from any premium over the market price of MetLife, Inc.’s common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of MetLife, Inc.’s common stock if they are viewed as discouraging takeover attempts in the future.

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles, including:

•

applicable state insurance laws and regulations may delay or impede a business combination involving us by prohibiting an entity from acquiring control (generally presumed to exist at direct or indirect ownership of 10% or more of voting stock) of an insurance company without the prior approval of the domestic insurance regulator.

•

Dodd-Frank provisions that could restrict or impede consolidations, mergers and acquisitions by systemically significant firms, which could apply to us if we are designated as a non-bank SIFI. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Change of Control and Restrictions on Mergers and Acquisitions.”

•

Provisions of the Investment Company Act of 1940, as amended, that require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts.

•	FINRA approval requirements for a change of control of any FINRA registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

•

Provisions of the Delaware General Corporation Law may affect the ability of an “interested stockholder” (the owner of 15% or more of the outstanding voting stock of a corporation) to engage in certain business combinations for a period of three years following the time that the stockholder becomes an “interested stockholder.”

In addition, MetLife, Inc.’s certificate of incorporation and by-laws also contain provisions that may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests or may otherwise adversely affect prevailing market prices for MetLife, Inc.’s common stock. These provisions include: a prohibition on the calling of special meetings by stockholders; advance notice procedures for the nomination of candidates to the Board of Directors and stockholder proposals to be considered at stockholder meetings; and supermajority voting requirements for the amendment of certain provisions of the certificate of incorporation and by-laws.

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Value of Our Investment Portfolio and the Level of Claim Losses We Incur

The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. or abroad and higher than anticipated claims under our insurance policies. See”— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”

The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in Our Disaster Recovery Systems and Management Continuity Planning Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively

Our business is highly dependent upon the effective operation of our computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. Our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While, to date, MetLife has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses.

Our Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business

As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.

Item 1B.  Unresolved Staff Comments

MetLife has no unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2.  Properties

We lease 410,000 rentable square feet on 12 floors in an office building in Manhattan, New York, which is occupied by all of the Company’s segments, as well as Corporate & Other. The term of that lease commenced during 2008 and continues for 21 years. In August 2009, we subleased 32,000 rentable square feet of that space to a subtenant, which has met our standards of review with respect to creditworthiness and we currently have approximately 33,000 rentable square feet of the 410,000 rentable square feet available for sublease. We moved certain operations from our Long Island City, New York facility, to the Manhattan space in late 2008, but continue to maintain an on-going presence in Long Island City. Our lease in Long Island City covers 686,000 rentable square feet, which is occupied by Corporate & Other, under a long-term lease arrangement that commenced during 2003 and continues for 20 years. With our occupancy and the subtenants we have secured, we are fully subscribed at the Long Island City location.

Our 200 Park Avenue property, which houses the Company’s boardroom, is occupied by the Americas and Corporate & Other. We have retained rights to existing signage and are leasing space for associates in the property for 20 years with optional renewal periods through 2205.

We continue to own 15 other buildings in the U.S. that we use in the operation of our business. These buildings contain approximately four million rentable square feet and are located in the following states: Connecticut, Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Rhode Island. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. We lease space in 409 other locations throughout the U.S., and these leased facilities consist of 7 million rentable square feet. Approximately 75% of these leases are occupied as sales offices for the Company’s U.S. business operations. The balance of space is utilized for corporate functions supporting business activities. We also own 68 properties outside the U.S., including 10 significant properties, as well as smaller facilities and condominium units. We lease approximately 1,100 sites in various locations outside the U.S. We believe that these properties are suitable and adequate for our current and anticipated business operations.

We arrange for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, we have arranged $700 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2013, its renewal date.

Item 3.  Legal Proceedings

See Note 21 of the Notes to the Consolidated Financial Statements.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

MetLife, Inc.’s common stock, par value $0.01 per share, began trading on the NYSE under the symbol “MET” on April 5, 2000.

The following table presents high and low closing prices for the common stock on the NYSE for the periods indicated:

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$39.46	$38.00	$36.25	$37.11
Low	$32.04	$27.82	$28.64	$30.91

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$48.63	$46.79	$44.38	$36.82
Low	$42.28	$39.24	$26.82	$26.60

At February 19, 2013, there were 89,266 stockholders of record of common stock.

The table below presents dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)
October 23, 2012	November 9, 2012	December 14, 2012	$0.74	$811
October 25, 2011	November 9, 2011	December 14, 2011	$0.74	$787

The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s other insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to the Federal Reserve if, in the future, MetLife, Inc. is designated as a non-bank SIFI. See “Business – U.S Regulation – Potential Regulation as a Non-Bank SIFI.” Also see Note 3 of the Notes to the Consolidated Financial Statements for information regarding MetLife, Inc.’s de-registration as a bank holding company. The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in the event we are experiencing financial stress. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” and Note 16 of the Notes to the Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Dividends” and Note 23 of the Notes to the Consolidated Financial Statements for further information regarding preferred and common stock dividends.

See Item 12 for information about our equity compensation plans.

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2012 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2012	7,883	$34.61	—	$1,260,735,127
November 1 - November 30, 2012	1,079	$34.12	—	$1,260,735,127
December 1 - December 31, 2012	19,601	$33.07	—	$1,260,735,127

(1)

During the periods October 1 through October 31, 2012, November 1 through November 30, 2012 and December 1 through December 31, 2012, separate account and other affiliates of MetLife, Inc. purchased 7,883 shares, 1,079 shares and 19,601 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)

At December 31, 2012, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at December 31, 2012. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” and Note 16 of the Notes to the Consolidated Financial Statements.

Item 6.  Selected Financial Data

The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of operations data for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data at December 31, 2012 and 2011 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data at December 31, 2010, 2009 and 2008 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Statement of Operations Data (1)
Revenues
Premiums	$37,975	$36,361	$27,071	$26,157	$25,604
Universal life and investment-type product policy fees	8,556	7,806	6,028	5,197	5,373
Net investment income	21,984	19,585	17,493	14,726	16,168
Other revenues	1,906	2,532	2,328	2,329	1,585
Net investment gains (losses)	(352)	(867)	(408)	(2,901)	(2,085)
Net derivative gains (losses)	(1,919)	4,824	(265)	(4,866)	3,910

Total revenues	68,150	70,241	52,247	40,642	50,555

Expenses
Policyholder benefits and claims	37,987	35,471	29,187	28,005	27,095
Interest credited to policyholder account balances	7,729	5,603	4,919	4,845	4,787
Policyholder dividends	1,369	1,446	1,485	1,649	1,749
Goodwill impairment	1,868	—	—	—	—
Other expenses	17,755	18,537	12,927	10,761	11,988

Total expenses	66,708	61,057	48,518	45,260	45,619

Income (loss) from continuing operations before provision for income tax	1,442	9,184	3,729	(4,618)	4,936
Provision for income tax expense (benefit)	128	2,793	1,110	(2,107)	1,542

Income (loss) from continuing operations, net of income tax	1,314	6,391	2,619	(2,511)	3,394
Income (loss) from discontinued operations, net of income tax	48	24	44	64	(179)

Net income (loss)	1,362	6,415	2,663	(2,447)	3,215
Less: Net income (loss) attributable to noncontrolling interests	38	(8)	(4)	(36)	66

Net income (loss) attributable to MetLife, Inc.	1,324	6,423	2,667	(2,411)	3,149
Less: Preferred stock dividends	122	122	122	122	125
Preferred stock redemption premium	—	146	—	—	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,202	$6,155	$2,545	$(2,533)	$3,024

EPS Data (1), (5)
Income (loss) from continuing operations available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.08	$5.79	$2.83	$(3.17)	$4.48
Diluted	$1.08	$5.74	$2.81	$(3.17)	$4.43
Income (loss) from discontinued operations per common share:
Basic	$0.04	$0.02	$0.05	$0.08	$(0.37)
Diluted	$0.04	$0.02	$0.05	$0.08	$(0.37)
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.12	$5.81	$2.88	$(3.09)	$4.11
Diluted	$1.12	$5.76	$2.86	$(3.09)	$4.06
Cash dividends declared per common share	$0.74	$0.74	$0.74	$0.74	$0.74

	December 31,
	2012	2011	2010	2009	2008
	(In millions)
Balance Sheet Data (1)
Separate account assets	$235,393	$203,023	$183,138	$148,854	$120,697
Total assets (2)	$836,781	$796,226	$728,249	$537,531	$499,794
Policyholder liabilities and other policy-related balances (3)	$438,191	$421,267	$399,135	$281,495	$280,351
Short-term debt	$100	$686	$306	$912	$2,659
Long-term debt (2)	$19,062	$23,692	$27,586	$13,220	$9,667
Collateral financing arrangements	$4,196	$4,647	$5,297	$5,297	$5,192
Junior subordinated debt securities	$3,192	$3,192	$3,191	$3,191	$3,758
Separate account liabilities	$235,393	$203,023	$183,138	$148,854	$120,697
Accumulated other comprehensive income (loss)	$11,397	$6,083	$1,145	$(3,049)	$(14,512)
Total MetLife, Inc.’s stockholders’ equity	$64,453	$57,519	$46,853	$31,336	$21,846
Noncontrolling interests	$384	$370	$365	$371	$249

	Years Ended December 31,
	2012	2011	2010	2009	2008
Other Data (1), (4)
Return on MetLife, Inc.’s common equity	2.0%	12.2%	6.9%	(9.9)%	10.9%
Return on MetLife, Inc.’s common equity, excluding accumulated other comprehensive income (loss)	2.4%	13.2%	7.0%	(7.3)%	9.3%

(1)

On November 1, 2010, MetLife, Inc. acquired ALICO. The results of the ALICO Acquisition are reflected in the selected financial data from the ALICO Acquisition Date. See Note 3 of the Notes to the Consolidated Financial Statements.

(2)	Total assets and long-term debt include amounts relating to variable interest entities as follows at:

	December 31,
	2012	2011	2010
	(In millions)
General account assets	$6,692	$7,273	$11,080
Long-term debt	$2,527	$3,068	$6,902

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

(5)

For the years ended December 31, 2012 and 2010, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive. For the year ended December 31, 2009, shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share, as to include such assumed shares would be anti-dilutive.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, operating earnings and operating earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, operating earnings is our measure of segment performance. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. See “— Non-GAAP and Other Financial Disclosures” for definitions of such measures.

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

MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank, National Association (“MetLife Bank”) (see Note 3 of the Notes to the Consolidated Financial Statements for information regarding MetLife Bank’s exit from certain of its businesses (the “MetLife Bank Divestiture”)) and other business activities. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.

On November 1, 2010 (the “ALICO Acquisition Date”), MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “ALICO Acquisition”). The assets, liabilities and operating results relating to the ALICO Acquisition are included in the Latin America, Asia and EMEA segments. See Note 3 of the Notes to the Consolidated Financial Statements.

Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2012 and 2011 and the operating results of such subsidiaries for the years ended November 30, 2012, 2011 and 2010.

We continue to experience an increase in sales in several of our businesses; however, global economic conditions continue to negatively impact the demand for some of our products. Portfolio growth, resulting from strong sales in the majority of our businesses, drove positive investment results and higher asset-based fee revenue. Changes in interest rates and the impact of the nonperformance risk adjustment on variable annuity embedded derivatives resulted in significant derivative losses. In addition, a goodwill impairment charge was recorded in the current year, as well as a charge associated with the global review of assumptions related to deferred policy acquisition costs (“DAC”), reserves and certain intangibles.

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,314	$6,391	$2,619
Less: Net investment gains (losses)	(352)	(867)	(408)
Less: Net derivative gains (losses)	(1,919)	4,824	(265)
Less: Goodwill impairment	(1,868)	—	—
Less: Other adjustments to continuing operations (1)	(2,550)	(1,451)	(708)
Less: Provision for income tax (expense) benefit	2,195	(914)	304

Operating earnings	5,808	4,799	3,696
Less: Preferred stock dividends	122	122	122

Operating earnings available to common shareholders	$5,686	$4,677	$3,574

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

During the year ended December 31, 2012, income (loss) from continuing operations, net of income tax, decreased $5.1 billion from the prior year. The change was predominantly due to a $6.7 billion ($4.4 billion, net of income tax), unfavorable change in net derivative gains (losses) primarily driven by changes in interest rates, the weakening of the U.S. dollar and Japanese yen, equity market movements, decreased volatility and the impact of a nonperformance risk adjustment. In addition, the current year includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. retail annuities business. The current year also includes a $1.2 billion ($752 million, net of income tax) charge associated with the global review of assumptions related to DAC, reserves and certain intangibles, of which $526 million ($342 million, net of income tax) was reflected in net derivative gains (losses). Also included in income (loss) from continuing operations, net of income tax, were the unfavorable results of the discontinued operations and other businesses that have been or will be sold or exited by MetLife, Inc. (“Divested Businesses”), which decreased $724 million ($476 million, net of income tax) from the prior year. These declines were partially offset by a $1.0 billion, net of income tax, increase in operating earnings available to common shareholders.

The increase in operating earnings available to common shareholders was primarily driven by improved investment results and higher asset-based fee revenue as strong sales levels drove portfolio growth. In addition, the low interest rate environment resulted in lower average interest credited rates. Despite the impact of Superstorm Sandy, catastrophe losses were lower in 2012 as compared to the significant weather-related claims in 2011. In addition, the prior year included a $117 million, net of income tax, charge in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File. The prior year also included

$40 million, net of income tax, of expenses incurred related to a liquidation plan filed by the New York State Department of Financial Services (the “Department of Financial Services”) for Executive Life Insurance Company of New York (“ELNY”). Current year results include a $52 million, net of income tax, charge representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements. The current year also includes a $50 million, net of income tax, impairment charge on an intangible asset related to a previously acquired dental business.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

During the year ended December 31, 2011, income (loss) from continuing operations, net of income tax, increased $3.8 billion over 2010. The change was predominantly due to a $5.1 billion ($3.3 billion, net of income tax) favorable change in net derivative gains (losses) primarily due to the impact of falling long-term and mid-term interest rates and equity market movements and volatility. In addition, a $1.1 billion, net of income tax, favorable change in operating earnings available to common shareholders, which includes the impact of the ALICO Acquisition, also contributed to the increase.

The ALICO Acquisition drove the majority of the $1.1 billion increase in operating earnings available to common shareholders. In addition, improved investment performance was driven by portfolio growth resulting from increased sales across many of our businesses, which more than offset the negative impact of the declining interest rate environment on yields. Current year results were negatively impacted by severe weather, as well as, in the third quarter of 2011, a charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that have not been presented to the Company and expenses incurred related to a liquidation plan filed by the Department of Financial Services for ELNY.

Consolidated Company Outlook

In 2013, despite pressure from low interest rates, we expect operating earnings to be in line with 2012, driven primarily by the following:

•	Growth in premiums, fees and other revenues driven by:

–	Rational pricing strategy in the group insurance marketplace;

–

Increases in our businesses outside of the U.S., notably accident & health, from continuing organic growth throughout our various geographic regions and leveraging of our multichannel distribution network.

•	Expanding our presence in emerging markets, including potential merger and acquisition activity.

•

Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results; however, unanticipated catastrophes, similar to Superstorm Sandy could result in a high volume of claims.

•	Focus on expense management in the light of the low interest rate environment, and continue to focus on expense control throughout the Company.

•

Continued disciplined approach to investing and asset/liability management (“ALM”), including significant hedging to protect against low interest rates and the purchasing of derivatives to protect against higher interest rates.

We expect only modest investment losses in 2013, but more difficult to predict is the impact of potential changes in fair value of freestanding and embedded derivatives as even relatively small movements in market variables, including interest rates, equity levels and volatility, can have a large impact on the fair value of derivatives and net derivative gains (losses). Additionally, changes in fair value of embedded derivatives within certain insurance liabilities may have a material impact on net derivative gains (losses) related to the inclusion of a nonperformance risk adjustment.

As part of an enterprise-wide strategic initiative, by 2016, we expect to increase our operating return on common equity to the low end of the 12% to 14% range, driven by higher operating earnings. If we were to assume no share buybacks through year-end 2016, our estimated operating return on equity target range for 2016 would be approximately 100 basis points lower than this previously noted range, all other assumptions held constant. We will leverage our scale to improve the value we provide to customers and shareholders in order to achieve $1 billion in efficiencies, $600 million of which is expected to be related to net pre-tax expense savings, and $400 million of which we expect to be reinvested in our technology, platforms and functionality to improve our current operations and develop new capabilities. Additionally, we will shift our product mix toward protection products and away from more capital-intensive products, in order to generate more predictable operating earnings and cash flows, and improve our risk profile and free cash flow. We expect that by 2016, more than 20% of our operating earnings will come from emerging markets.

Impact of Superstorm Sandy

On October 29, 2012, Superstorm Sandy made landfall in the Northeastern United States causing extensive property damage. MetLife’s property & casualty business’ gross losses from Superstorm Sandy were approximately $150 million, before income tax. As of December 31, 2012, we recognized total net losses related to the catastrophe of $90 million, net of income tax and reinsurance recoverables and including reinstatement premiums, which impacted the Retail and Group, Voluntary & Worksite Benefits segments. The Retail and Group, Voluntary & Worksite Benefits segments recorded net losses related to the catastrophe of $49 million and $41 million, each net of income tax reinsurance recoverables and reinstatement premiums, respectively.

Additional storm-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Superstorm Sandy and otherwise.

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

Financial markets have also been affected by concerns over U.S. fiscal policy. While uncertainty regarding the “fiscal cliff” (a series of tax increases and automatic government spending cuts that would have become effective at the beginning of 2013) has been abated following a last minute Congressional compromise on January 1, questions over the direction of U.S. fiscal policy remain as a result of further Congressional action that will be needed to again raise the U.S. federal government’s debt ceiling by August 2013. Unless steps are taken to raise the debt ceiling and reduce the federal deficit, rating agencies have warned of the possibility of future downgrades of U.S. Treasury securities. These issues could, on their own, or combined with the slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere.

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

Concerns about economic conditions, capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”) and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. See “— Investments — Current Environment” for information regarding credit ratings downgrades, support programs for Europe’s perimeter region and our exposure to obligations of European governments and private obligors. The financial markets have also been affected by concerns that other European Union member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or be unable or unwilling to comply with the terms of any aid provided to them, that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, or that one or more countries may exit the Euro zone, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the European Central Bank (“ECB”) announced a new bond buying program, Outright Monetary Transactions, intended to stabilize the European financial crisis and help certain countries struggling with their levels of sovereign debt. This program involves the purchase by the ECB of unlimited quantities of short-term sovereign bonds, with maturities of one to three years. These large scale purchases of short-term sovereign bonds are intended to increase the price of the bonds, and lower their interest rates, making it less expensive for certain countries to borrow money. As a condition to participating in this program, countries must agree to strict levels of economic reform and oversight. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

The Japanese economy, to which we face substantial exposure given our operations there, has experienced weak economic performance for over two decades and a long period of deflation, which have led to a deterioration in public finances. The global financial crisis and March 2011 earthquake further pressured Japan’s budget outcomes and public debt levels. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other advanced country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the announcement of a supplementary budget stimulus program totaling 2% of gross domestic product and the adoption of a 2% inflation target by the Bank of Japan. Although the yen has weakened and the stock market has rallied on the back of these announcements, it is too soon to tell whether these actions will have a sustained impact on Japan’s economy. Japan’s public debt trajectory could continue to rise until a strategy to boost longer term growth is implemented.

Impact of a Sustained Low Interest Rate Environment

As a global insurance company, we are affected by the monetary policy of central banks around the world. In the United States, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales.

In December 2012, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) reiterated its plan to keep interest rates low until such time as certain numerical thresholds are met, including with respect to the rates of unemployment, inflation and long-term inflation. It also announced that it will continue purchasing agency mortgage-backed securities at a pace of $40 billion per month and will purchase longer-term U.S. Treasury securities at a pace of $45 billion per month. Taken together, these actions are intended to maintain downward pressure on longer-term interest rates, support mortgage markets, and contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery. Based on the FOMC’s January 2013 meeting, however, it is possible that the extent of this quantitative easing could be varied in amount, gradually reduced, or even ended earlier than originally anticipated depending on the pace of economic recovery, including substantial improvement in the outlook for the labor market.

Central banks in other parts of the world, including the ECB, the Bank of England, the Bank of Japan, the Bank of Australia, the Central Bank of Brazil and the Central Bank of China, have followed the recent actions of the Federal Reserve Board to lower interest rates. The collective effort globally to lower interest rates was in response to concerns about Europe’s sovereign debt crisis and slowing global economic growth. We cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”

In periods of declining interest rates, we may have to invest insurance cash flows and reinvest the cash flows we received as interest or return of principal on our investments in lower yielding instruments. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates. Therefore, some of our products expose us to the risk that a reduction in interest rates will reduce the difference between the amounts that we are required to credit on contracts in our general account and the rate of return we are able to earn on investments intended to support obligations under these contracts. This difference between interest earned and interest credited, or margin, is a key metric for the management of, and reporting for, many of our businesses.

Our expectations regarding future margins are an important component impacting the amortization of certain intangible assets such as DAC and value of business acquired (“VOBA”). Significantly lower margins may cause us to accelerate the amortization, thereby reducing net income in the affected reporting period. Additionally, lower margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. We review this long-term margin assumption, along with other assumptions, as part of our annual assumption review. Although the analysis shown below considers low interest rates in 2013 and 2014, it does not assume any change to our long-term assumption for margins. As a result, the impact of a hypothetical interest rate stress scenario described below does not capture the impact of any of the aforementioned items.

Mitigating Actions. The Company has been and continues to be proactive in its investment strategies, product designs, and interest crediting rate strategies to mitigate the risk of unfavorable consequences from the low interest rate environment. Lowering interest crediting rates on some products, or adjusting the dividend scale on traditional products, can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our margins could decrease or potentially become negative. The Company applies disciplined ALM strategies, including the use of derivatives, primarily interest rate swaps, floors and swaptions, to mitigate the risk of sustained low interest rates in the U.S. A significant portion of these derivatives were entered into prior to the onset of the current low U.S. interest rate environment. In some cases, the Company has entered into offsetting positions as part of its overall ALM strategy and to reduce volatility in net income. Business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. In addition, the Company is well diversified across product, distribution, and geography. Certain of our non-U.S. businesses, reported within our Latin America and EMEA segments, which accounted for approximately 15% of our operating earnings in 2012, are not significantly interest rate or market sensitive, particularly to any direct sensitivity to U.S. rates. The Company’s primary exposure within these segments is insurance risk. We expect our non-U.S. businesses to grow faster than our U.S. businesses and, over time, to become a larger percentage of our total business. As a result of the foregoing, the Company expects to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on the Company’s profitability. Based on a near to intermediate term analysis of a sustained lower interest rate environment in the U.S., the Company anticipates operating earnings will continue to increase, although at a slower growth rate.

Interest Rate Stress Scenario

The following summarizes the impact of a hypothetical interest rate stress scenario on our operating earnings and the mark-to-market impact of our derivative positions that do not qualify as accounting hedges assuming a continued low interest rate environment in the U.S.

The hypothetical interest rate stress scenario is based on a constant set of U.S. interest rates and credit spreads in the U.S., as compared to our business plan interest rates and credit spreads, which are based on consensus interest rate view and credit spreads as of October 31, 2012. For example, our business plan assumes a 10-year treasury rate of 1.69% at December 31, 2012 to rise during 2013 to 2.38% by December 31, 2013 and remain at 2.38% until December 31, 2014. The hypothetical interest rate stress scenario assumes the 10-year treasury rate to be 1.69% at December 31, 2012 and remain constant at that level until December 31, 2014. We make similar assumptions for interest rates at other maturities, and hold this interest rate curve constant through December 31, 2014. In addition, in the interest rate stress scenario, we assume credit spreads remain constant from December 2012 through the end of 2014, as compared to our business plan which assumes rising credit spreads through 2013 and thereafter remaining constant through the end of 2014. Further, we also are including the impact of low interest rates on our pension and post-retirement plan expenses. We allocate this impact across our segments; it is included in the segment discussion below. The discount rate used to value these plans is tied to long-term high quality corporate bond yields. Accordingly, an extended low interest rate environment will result in increased pension and other post-retirement benefit liabilities and expenses. Higher total return on the fixed income portfolio of pension and other post-retirement benefit plan assets will partially offset this increase in pension and other post-retirement plan liabilities.

Based on the above assumptions, we estimate the impact of the hypothetical U.S. interest rate stress scenario on our consolidated operating earnings to be a decrease of approximately $45 million and $150 million in 2013 and 2014, respectively.

As previously mentioned, operating earnings is the measure of segment profit and loss that we use to evaluate segment performance and allocated resources. Further, we believe the presentation of operating earnings and operating earnings available to common shareholders as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. The most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range from period to period and may have a significant impact on GAAP net income. See “— Non-GAAP and Other Financial Disclosures” for definitions of such measures.

In addition to the impact on operating earnings, we estimated the effect on the mark-to-market impact of our derivative positions that do not qualify as accounting hedges. We applied the hypothetical U.S. interest rate stress scenario to these derivatives and compared the impact to that based on rates in our business plan. We hold a significant position in long duration receive-fixed interest rate swaps to hedge reinvestment risk. These swaps are most sensitive to the 30-year and 10-year swap rates and we recognize gains as rates drop and recognize losses as rates rise. This estimated impact on the derivative mark-to-market does not include that of our VA program derivatives as the impact of low interest rates in the freestanding derivatives would be largely offset by the mark-to-market in earnings for the related embedded derivative. See “— Results of Operations — Consolidated Results” for discussions on our net derivative gains and losses.

Based on these additional assumptions, we estimate the impact of the hypothetical U.S. interest rate stress scenario on the mark-to-market of our derivative positions that do not qualify as accounting hedges to be an increase in income of $450 million to $850 million and a decrease in income of $200 million to an increase in income of $200 million in 2013 and 2014, respectively.

Segments and Corporate & Other

The following discussion summarizes the impact of the above hypothetical U.S. interest rate stress scenario on the operating earnings of our segments, as well as Corporate & Other. See also “— Policyholder Liabilities — Policyholder Account Balances” for information regarding the account values subject to minimum guaranteed credited rates.

Retail

Life & Other – Our interest rate sensitive products include traditional life, universal life, and retained asset accounts. Because the majority of our traditional life insurance business is participating, we can largely offset lower investment returns on assets backing our traditional life products through adjustments to the applicable dividend scale. In our universal life products, we manage interest rate risk through a combination of product design features and ALM strategies, including the use of hedges such as interest rate swaps and floors. While the Company has the ability to lower crediting rates on certain in-force universal life policies to mitigate margin compression, such actions would be partially offset by increases in our liabilities related to those with secondary guarantees. Our retained asset accounts have minimum interest crediting rate guarantees which range from 1.5% to 3.0%, all of which are currently at their respective minimum interest crediting rates. While we expect to experience margin compression as we re-invest at lower rates, interest rate floors purchased in this portfolio will partially mitigate this risk.

Annuities – The impact on operating earnings from margin compression is concentrated in our deferred annuities where there are minimum interest rate guarantees. Under low U.S. interest rate scenarios, we assume that a larger percentage of customers will maintain their funds with the Company to take advantage of the attractive minimum guaranteed rates and we expect to experience margin compression as we reinvest cash flows at lower interest rates. Partially offsetting this margin compression, we assume we will lower crediting rates on their contractual reset dates for the portion of business that is not currently at minimum crediting rates. Additionally, we have various derivative positions, primarily interest rate floors, to partially mitigate this risk. Reinvestment risk is defined here as the amount of reinvestment in 2013 and 2014 that would impact operating earnings due to reinvesting cash flows in the hypothetical interest rate stress scenario. For the deferred annuities business, $1.3 billion and $2.3 billion in 2013 and 2014, respectively of the asset base will be subject to reinvestment risk on an average asset base of $37.6 billion and $37.2 billion in 2013 and 2014, respectively.

We estimate an unfavorable operating earnings impact in our Retail segment from the hypothetical U.S. interest rate stress scenario noted above of $15 million and $60 million in 2013 and 2014, respectively.

Group, Voluntary & Worksite Benefits

Group – In general, most of our group life insurance products in this segment are renewable term insurance and, therefore, have significant repricing flexibility. Interest rate risk mainly arises from minimum interest rate guarantees on retained asset accounts. These accounts have minimum interest crediting rate guarantees which range from 0.5% to 3.0%. All of these account balances are currently at their respective minimum interest crediting rates and we expect to experience margin compression as we reinvest at lower interest rates. We have used interest rate floors to partially mitigate the risks of a sustained U.S. low interest rate environment. We also have exposure to interest rate risk in this business arising from our group disability policy claim reserves. For these products, lower reinvestment rates cannot be offset by a reduction in liability crediting rates for established claim reserves. Group disability policies are generally renewable term policies. Rates may be adjusted on in-force policies at renewal based on the retrospective experience rating and current interest rate assumptions. We review the discount rate assumptions and other assumptions associated with our long-term disability claim reserves no less frequently than annually. Our most recent review at the end of 2012 resulted in no change to the applicable discount rates.

Voluntary & Worksite – We have exposure to interest rate risk in this business arising mainly from our long-term care (“LTC”) policy reserves. For these products, lower reinvestment rates cannot be offset by a reduction in liability crediting rates for established claim reserves. LTC policies are generally guaranteed renewable, and rates may be adjusted on a class basis with regulatory approval to reflect emerging experience. Our LTC block is closed to new business. The Company makes use of derivative instruments to more closely match asset and liability duration and immunize the portfolio against changes in interest rates. Reinvestment risk is defined here as the amount of reinvestment in 2013 and 2014 that would impact operating earnings due to reinvesting cash flows in the hypothetical interest rate stress scenario. For the LTC portfolio, $0.9 billion of the asset base in both 2013 and 2014 will be subject to reinvestment risk on an average asset base of $8.0 billion and $8.7 billion in 2013 and 2014, respectively.

We estimate an unfavorable operating earnings impact in our Group, Voluntary & Worksite Benefits segment from the hypothetical U.S. interest rate stress scenario noted above of $5 million and $20 million in 2013 and 2014, respectively.

Corporate Benefit Funding

This segment contains both short and long duration products consisting of capital market products, pension closeouts, structured settlements, and other benefit funding products. The majority of short duration products are managed on a floating rate basis, which mitigates the impact of the low interest rate environment in the U.S. The long duration products have very predictable cash flows and we have matched these cash flows through our ALM practices. We also use interest rate swaps to help protect income in this segment against a low interest rate environment in the U.S. Based on the cash flow estimates, only a small component is subject to reinvestment risk. Reinvestment risk is defined here as the amount of reinvestment in 2013 and 2014 that would impact operating earnings due to reinvesting cash flows in the hypothetical interest rate stress scenario. For the long duration business, $0 and $0.4 billion of the asset base in 2013 and 2014, respectively, will be subject to reinvestment risk on an average asset base of $46.3 billion and $46.2 billion in 2013 and 2014, respectively.

We estimate an unfavorable operating earnings impact in our Corporate Benefit Funding segment from the hypothetical U.S. interest rate stress scenario noted above of $0 and $10 million in 2013 and 2014, respectively.

Asia

Our Asia segment has a portion of its investments in U.S. dollar denominated assets. The following represents the impact on our Asia segment’s operating earnings under the hypothetical U.S. interest rate stress scenario.

Life & Other – Our Japan business offers traditional life insurance and accident & health products. To the extent the Japan life insurance portfolio is U.S. interest rate sensitive and we are unable to lower crediting rates to the customer, operating earnings will decline. We manage interest rate risk on our life products through a combination of product design features and ALM strategies.

Annuities – We sell annuities in Asia which are predominantly single premium products with crediting rates set at the time of issue. This allows us to tightly manage product ALM, cash flows and net spreads, thus maintaining profitability.

We estimate an unfavorable operating earnings impact in our Asia segment from the hypothetical U.S. interest rate stress scenario noted above of $10 million and $20 million in 2013 and 2014, respectively.

Corporate & Other

Corporate & Other contains the surplus portfolios for the enterprise, as well as the portfolios used to fund the capital needs of the Company. In addition, there are various reinsurance products. The surplus portfolios are subject to reinvestment risk; however lower net investment income is significantly offset by lower interest expense on both fixed and variable rate debt. Under a lower interest rate environment, fixed rate debt is assumed to be either paid off when it matures or refinanced at a lower interest rate resulting in lower overall interest expense. Variable rate debt is indexed to the three-month LIBOR, which results in lower interest expense incurred.

We estimate an unfavorable operating earnings impact in Corporate & Other from the hypothetical U.S. interest rate stress scenario noted above of $15 million and $40 million in 2013 and 2014, respectively.

Competitive Pressures

The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment. In particular, we believe that these factors have highlighted financial strength as the most significant differentiator from the perspective of some customers and certain distributors. We believe the Company is well positioned to compete in this environment. See “Business — Competition.”

Regulatory Developments

The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Business – U.S. Regulation,” “Business – International Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time. See “Business – U.S. Regulation.”

Mortgage and Foreclosure-Related Exposures

Since 2008, MetLife, through its affiliate, MetLife Bank, has been engaged in the origination, sale and servicing of forward and reverse residential mortgage loans. In January 2012, MetLife, Inc. announced that it was exiting the business of originating forward residential mortgage loans. In April 2012, MetLife, Inc. announced it was exiting the businesses of originating and servicing reverse residential mortgage loans and that MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell MetLife Bank’s reverse mortgage servicing portfolio. In June 2012, the Company sold the majority of MetLife Bank’s reverse mortgage servicing rights and related assets and liabilities, with the remainder sold in September 2012 pursuant to the same sales agreement. On November 2, 2012, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell MetLife Bank’s forward mortgage servicing portfolio to JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). The rights and obligations of the forward mortgage servicing portfolio were assumed by JPMorgan Chase on December 31, 2012. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the MetLife Bank Divestiture.

In conjunction with the sales of residential mortgage loans and servicing portfolios, MetLife Bank has made representations and warranties that the loans sold met certain requirements (relating, for example, to the underwriting and origination of the loans), and that the loans were serviced in accordance with investor guidelines. Notwithstanding its exit from the origination and servicing businesses, MetLife Bank remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. At the time the servicing portfolios were sold MetLife Bank was servicing $75.2 billion in mortgage loans, of which $58.9 billion were originated by MetLife Bank, and which loans were subject to both origination and servicing representations and warranties. Estimation of repurchase liability arising from breaches of origination representations and warranties requires considerable management judgment. MetLife Bank considers the level of outstanding unresolved repurchase demands and challenges to mortgage insurance, probable future demands in light of historical experience and changes in general economic conditions such as unemployment and the housing market, and the likelihood of recovery from indemnifications made to MetLife Bank relating to loans that MetLife Bank acquired rather than originated. Reserves for representation and warranty repurchases and indemnifications were $95 million and $69 million at December 31, 2012 and 2011, respectively. Reserves for estimated future losses due to alleged servicing deficiencies on loans originated and sold, as well as servicing acquired, are estimated based on unresolved claims as well as projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $54 million and $26 million at December 31, 2012 and 2011, respectively. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for those representation and warrant obligations that are currently probable and reasonably estimable.

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

On April 13, 2011, the Office of the Comptroller of the Currency (“OCC”) entered into consent orders with several banks, including MetLife Bank. The consent orders require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In the first quarter of 2013, MetLife Bank entered into an agreement in principle with the OCC to settle obligations related to the independent foreclosure review required by its consent order. Under the agreement in principle, the foreclosure review will end and MetLife Bank will pay approximately $46 million. In addition, the Federal Reserve Board entered into consent orders with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3.2 million for the alleged deficiencies in oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the 2011 consent order.

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

The consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation.

The MetLife Bank Divestiture may not relieve MetLife from complying with the consent decrees, or protect it from the inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policyholder benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of goodwill and related impairment;

(vii)	measurement of employee benefit plan liabilities;

(viii)	measurement of income taxes and the valuation of deferred tax assets; and

(ix)	liabilities for litigation and regulatory matters.

In addition, the application of acquisition accounting requires the use of estimation techniques in determining the estimated fair values of assets acquired and liabilities assumed — the most significant of which relate to aforementioned critical accounting estimates. In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.

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

Liabilities for unpaid claims are estimated based upon our historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the Standard & Poor’s Rating Services 500 Index.

We regularly review our estimates of liabilities for future policy benefits and compare them with our actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our liability for future policy benefits.

Reinsurance

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed subsequently. Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance programs.

Deferred Policy Acquisition Costs and Value of Business Acquired

We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. In addition to commissions, certain direct-response advertising expenses and other direct costs, deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. We utilize various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.

VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability included in other policy-related balances. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization of approximately $180 million, with an offset to our unearned revenue liability of approximately $30 million for this factor. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25% for the U.S.

We also periodically review other long-term assumptions underlying the projections of estimated gross margins and profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Assumptions used in the calculation of estimated gross margins and profits which may have significantly changed are updated annually. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

Our most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA are due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on participating traditional life contracts, variable and universal life contracts and annuity contracts. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

At December 31, 2012, 2011 and 2010, DAC and VOBA for the Company was $24.8 billion, $24.6 billion and $24.5 billion, respectively. Amortization of DAC and VOBA associated with the variable and universal life and the annuity contracts was significantly impacted by movements in equity markets. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2012, 2011 and 2010. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Investment return	$(161)	$(43)	$(71)
Separate account balances	39	(125)	49
Net investment gain (loss)	(44)	(530)	(109)
Guaranteed minimum income benefits	23	(13)	76
Expense	10	(6)	81
In-force/Persistency	368	(6)	(29)
Policyholder dividends and other	(4)	32	(159)

Total	$231	$(691)	$(162)

The following represents significant items contributing to the changes to DAC and VOBA amortization in 2012:

•

The increase in actual, as well as changes in projected, investment returns resulted in an increase in actual and a reduction in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $161 million in DAC and VOBA amortization.

•

Better than expected persistency and changes in assumptions regarding persistency, especially in the U.S. deferred variable annuity contracts, resulted in an increase in actual and expected future gross profits resulting in a decrease of $368 million in DAC and VOBA amortization.

The following represents significant items contributing to the changes to DAC and VOBA amortization in 2011:

•

The decrease in equity markets during the year lowered separate account balances, which led to a reduction in actual and expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $125 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–

Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $478 million, excluding the impact from our nonperformance risk and risk margins, which are described below. This decrease in actual gross profits was more than offset by freestanding derivative gains associated with the hedging of such guarantee obligations, which resulted in an increase in DAC and VOBA amortization of $759 million.

–

The widening of the Company’s nonperformance risk adjustment decreased the valuation of guarantee liabilities, increased actual gross profits and increased DAC and VOBA amortization by $234 million. This was partially offset by higher risk margins, which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $64 million.

–	The remainder of the impact of net investment gains (losses), which increased DAC and VOBA amortization by $79 million, was primarily attributable to current period investment activities.

The following represents significant items contributing to the changes to DAC and VOBA amortization in 2010:

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–

Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of $188 million, excluding the impact from our nonperformance risk and risk margins, which are described below. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations, which resulted in a decrease in DAC and VOBA amortization of $84 million.

–

The narrowing of our nonperformance risk adjustment increased the valuation of guarantee liabilities, decreased actual gross profits and decreased DAC and VOBA amortization by $92 million. In addition, higher risk margins, which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $17 million.

–	The remainder of the impact of net investment gains (losses), which increased DAC and VOBA amortization by $114 million, was primarily attributable to current period investment activities.

•

Included in policyholder dividends and other was an increase in DAC and VOBA amortization of $72 million as a result of favorable gross margin variances. The remainder of the increase was due to various immaterial items.

Our DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been realized. The increase in unrealized investment gains decreased the DAC and VOBA balance by $713 million, $788 million and $1.2 billion in 2012, 2011 and 2010, respectively. See Notes 5 and 8 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment losses.

Estimated Fair Value of Investments

In determining the estimated fair value of our investments, various methodologies, assumptions and inputs are utilized.

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

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding the estimated fair value of our investments.

Investment Impairments

One of the significant estimates related to available-for-sale (“AFS”) securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity and equity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors we consider in the OTTI evaluation process are described in Note 8 of the Notes to Consolidated Financial Statements.

The determination of the amount of allowances and impairments on the remaining invested asset classes is highly subjective and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

See Note 8 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.

Derivatives

The determination of estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 10 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the over-the-counter (“OTC”) derivative pricing models and credit risk adjustment.

We issue certain variable annuity products with guaranteed minimum benefits, which are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.

The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our consolidated balance sheet, excluding the effect of income tax, related to the embedded derivative valuation on certain variable annuity products measured at estimated fair value. However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, that can also contribute significantly to changes in carrying values. Therefore, the table does not necessarily reflect the ultimate impact on the consolidated financial statements under the credit spread variance scenarios presented below.

In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions experienced during the recent financial crisis as we do not consider those to be reasonably likely events in the near future.

	Changes in Balance Sheet Carrying Value At December 31, 2012
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$2,368	$232
As reported	$3,308	$313
50% decrease in our credit spread	$3,910	$379

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

Variable annuities with guaranteed minimum benefits may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in our nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at estimated fair value in the consolidated financial statements and respective changes in estimated fair value could materially affect net income.

Additionally, we ceded the risk associated with certain of the variable annuities with guaranteed minimum benefits described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. Because certain of the direct guarantees do not meet the definition of an embedded derivative and, thus are not accounted for at fair value, significant fluctuations in net income may occur since the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.

See Note 9 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.

Goodwill

Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. The estimated fair values of the Retail Annuities and Retail Life & Other reporting units are particularly sensitive to interest rate and equity market levels.

We performed the annual goodwill impairment test on our Retail Annuities reporting unit using both the market multiple and discounted cash flow valuation approaches. Results for both approaches indicated that the fair value of the Retail Annuities reporting unit was below its carrying value. As a result, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was performed. This appraisal resulted in a fair value of the Retail Annuities reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. The actuarial appraisal reflected the expected market impact to a buyer of changes in the regulatory environment, continued low interest rates for an extended period of time, and other market and economic factors. Specifically, in July 2012, the Department of Financial Services initiated an inquiry into the use of captive or off-shore reinsurers, strategies many market participants have used for capital efficiency on variable annuity products; the National Association of Insurance Commissioners (“NAIC”) has also been studying the use of captives. Additionally, in the third quarter of 2012, the Federal Reserve announced that it anticipated that low interest rates were likely to be warranted at least through mid-2015, extending the time horizon from previous announcements and Moody’s changed its outlook for the U.S. life insurance industry to negative from stable, and stated that it expects interest rates to remain in the low single digits for the next few years. As a result, we performed Step 2 of the goodwill impairment process, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a non-cash charge of $1.9 billion ($1.6 billion, net of income tax) for the impairment of the entire goodwill balance that is reported in goodwill impairment in the consolidated statements of operations and comprehensive income for the year ended December 31, 2012.

We performed the annual goodwill impairment test on our Retail Life reporting unit which passed both the market multiple valuation and the discounted cash flow valuation approaches. The fair value of the reporting unit, calculated based on application of the discounted cash flow valuation approach, exceeded the carrying value by approximately 3%. If we had assumed that the discount rate was 100 basis points higher than the discount rate used, the fair value of the Retail Life reporting unit would have been less than the carrying value by approximately 1%.

In addition, we performed the annual goodwill impairment tests on our other reporting units using a market multiple and/or the discounted cash flow approach and concluded that the fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

As anticipated, in the third quarter of 2012, we continued to realign certain products and businesses among our existing segments. As a result, beginning in the third quarter of 2012, the Retail Life reporting unit was integrated with other products and businesses, including the Retail property & casualty business, which is less sensitive to changes in interest rates. The amount of goodwill allocated to the Retail Life & Other reporting unit was approximately $1.5 billion as of December 31, 2012. As a result of the realignment during the third quarter, we performed an analysis to identify all reporting units under the revised structure. Based on a qualitative assessment performed, we concluded that there were no indicators of a scenario in which it was more likely than not that any reporting units had a carrying value that exceeded fair value, and thus, no further impairment analysis was performed. On an ongoing basis, we evaluate potential triggering events that may affect the estimated fair value of our reporting units to assess whether any goodwill impairment exists.

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

See Note 11 of the Notes to the Consolidated Financial Statements for additional information on our goodwill.

Employee Benefit Plans

Certain subsidiaries of MetLife, Inc. sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees and sales representatives. The calculation of the obligations and expenses associated with these plans requires an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as historical experience of the plan and its assets, currently available market and industry data, and expected benefit payout streams.

We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2011, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $84 million and an increase of $84 million, respectively, in 2012. This considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

We determine the discount rates used to value the pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2011, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $133 million and an increase of $153 million, respectively, in 2012. This considers only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

See Note 18 of the Notes to the Consolidated Financial Statements for additional discussion of assumptions used in measuring liabilities relating to our employee benefit plans.

Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. These tax laws are complex and are subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

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

Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit. We determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

See Note 19 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

Litigation Contingencies

We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including our asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables that can affect liability estimates. The data and variables that impact the assumptions used to estimate our asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against us when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements. It is possible that an adverse outcome in certain of our litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon our consolidated net income or cash flows in particular quarterly or annual periods.

See Note 21 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in our business.

Our economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

Acquisitions and Dispositions

See Notes 3 and 23 of the Notes to the Consolidated Financial Statements.

Results of Operations

Consolidated Results

We have experienced growth and an increase in sales in several of our businesses, both domestic and foreign. In the U.S., the economy has continued to slowly improve and, as a result, our group term life and disability businesses exhibited growth from new sales, and our dental business continued to benefit from strong enrollments and renewals along with a large new group contract that began in the second quarter of 2012. Sales of variable annuities declined in response to actions taken to manage sales volume as we focus on pricing discipline and risk management in this challenging economic environment. Lower interest rates and a more competitive market adversely impacted sales of our pension closeouts and structured settlements. Although policy sales of our property and casualty products remained sluggish, our average premiums for new policies increased. Sales in nearly all of our businesses abroad have improved despite the challenging economic environment in certain European countries.

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Revenues
Premiums	$37,975	$36,361	$27,071
Universal life and investment-type product policy fees	8,556	7,806	6,028
Net investment income	21,984	19,585	17,493
Other revenues	1,906	2,532	2,328
Net investment gains (losses)	(352)	(867)	(408)
Net derivative gains (losses)	(1,919)	4,824	(265)

Total revenues	68,150	70,241	52,247

Expenses
Policyholder benefits and claims and policyholder dividends	39,356	36,917	30,672
Interest credited to policyholder account balances	7,729	5,603	4,919
Goodwill impairment	1,868	—	—
Capitalization of DAC	(5,289)	(5,558)	(2,770)
Amortization of DAC and VOBA	4,199	4,898	2,477
Amortization of negative VOBA	(622)	(697)	(64)
Interest expense on debt	1,356	1,629	1,550
Other expenses	18,111	18,265	11,734

Total expenses	66,708	61,057	48,518

Income (loss) from continuing operations before provision for income tax	1,442	9,184	3,729
Provision for income tax expense (benefit)	128	2,793	1,110

Income (loss) from continuing operations, net of income tax	1,314	6,391	2,619
Income (loss) from discontinued operations, net of income tax	48	24	44

Net income (loss)	1,362	6,415	2,663
Less: Net income (loss) attributable to noncontrolling interests	38	(8)	(4)

Net income (loss) attributable to MetLife, Inc.	1,324	6,423	2,667
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	—	146	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,202	$6,155	$2,545

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

During the year ended December 31, 2012, income (loss) from continuing operations, before provision for income tax, decreased $7.7 billion ($5.1 billion, net of income tax) from the prior year primarily driven by an unfavorable change in net derivative gains (losses) and a goodwill impairment charge in the current year.

We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within fair value option (“FVO”) and trading securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed investments, which can vary significantly period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances (“PABs”) through interest credited to policyholder account balances.

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

	Years Ended December 31,		Change
	2012	2011
	(In millions)
Non-VA program derivatives
Interest rate	$271	$2,536	$(2,265)
Foreign currency exchange rate	(426)	171	(597)
Credit	(105)	173	(278)
Equity	1	6	(5)
Non-VA embedded derivatives	(61)	17	(78)

Total non-VA program derivatives	(320)	2,903	(3,223)

VA program derivatives
Market and other risks in embedded derivatives	2,959	(3,123)	6,082
Nonperformance risk on embedded derivatives	(1,659)	1,822	(3,481)

Total embedded derivatives	1,300	(1,301)	2,601
Freestanding derivatives hedging embedded derivatives	(2,899)	3,222	(6,121)

Total VA program derivatives	(1,599)	1,921	(3,520)

Net derivative gains (losses)	$(1,919)	$4,824	$(6,743)

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $3.2 billion ($2.1 billion, net of income tax). This was primarily due to long-term interest rates increasing in the current period but decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps, long interest rate floors and receiver swaptions. These freestanding derivatives are primarily hedging long duration liability portfolios. The weakening of the U.S. dollar and Japanese yen relative to other key currencies unfavorably impacted foreign currency forwards and swaps, which primarily hedge certain foreign denominated bonds. Additionally, the narrowing of credit spreads in the current period compared to widening in the prior period unfavorably impacted credit default swaps hedging certain bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $3.5 billion ($2.3 billion, net of income tax). This was due to an unfavorable change of $3.5 billion ($2.3 billion, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and by an unfavorable change of $39 million ($25 million, net of income tax) on market and other risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks.

The unfavorable change of $39 million is comprised of a $6.1 billion ($4.0 billion, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was offset by a $6.1 billion ($4.0 billion, net of income tax) favorable change in market and other risks in our embedded derivatives, which was primarily driven by changes in market factors. The primary changes in market factors are summarized as follows:

•

Long-term interest rates increased in the current period but decreased in the prior period and contributed to an unfavorable change in our freestanding derivatives and favorable changes in our embedded derivatives.

•

Key equity index levels improved in the current period but decreased in the prior period, and equity volatility decreased in the current period but generally increased in the prior period. These changes contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and favorable changes in our embedded derivatives.

The decrease in net investment losses primarily reflects a significant decrease in current period impairments, as compared to the prior period on fixed maturity securities, primarily attributable to prior year impairments on Greece sovereign debt securities, prior year intent-to-sell OTTI on other sovereign debt due to the repositioning of the acquired ALICO portfolio into longer duration and higher yielding investments, and prior year intent-to-sell impairments related to the Divested Businesses, partially offset by a decrease in gains on sales of real estate investments.

In addition, the current year includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. retail annuities business. Also, the current year includes a $1.2 billion ($752 million, net of income tax) charge associated with the global review of assumptions related to DAC, reserves and certain intangibles, of which $526 million ($342 million, net of income tax) was reflected in net derivative gains (losses).

Income (loss) from continuing operations, before provision for income tax, related to the Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $724 million to a loss of $659 million in 2012 compared to income of $65 million in the prior year. Included in this loss was a decrease in total revenues of $797 million and a decrease in total expenses of $73 million. The Divested Businesses include certain operations of MetLife Bank and the Caribbean region, Panama and Costa Rica (the “Caribbean Business”).

Income tax expense for the year ended December 31, 2012 was $128 million, or 9% of income (loss) from continuing operations before provision for income tax, compared with income tax expense of $2.8 billion, or 30% of income (loss) from continuing operations before provision for income tax, for the prior year. The Company’s 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before provision for income tax, as well as certain foreign permanent tax differences. The Company also recorded a $324 million tax benefit in the current year to reduce deferred income tax liabilities related to the conversion of the Japan branch to a subsidiary. In addition, as previously mentioned, the current year includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment. The income tax benefit associated with this charge is limited to $247 million on the associated tax goodwill.

As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $1.0 billion, net of income tax, to $5.7 billion, net of income tax, for the year ended December 31, 2012 from $4.7 billion, net of income tax, in the prior year.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

During the year ended December 31, 2011, income (loss) from continuing operations, before provision for income tax, increased $5.5 billion ($3.8 billion, net of income tax) over the prior year primarily driven by a favorable change in net derivative gains (losses), partially offset by increased net investment losses, net of related adjustments, principally associated with DAC and VOBA amortization. Also included in income (loss) from continuing operations, before provision for income tax, are the results of the Divested Businesses. In addition, operating earnings increased, reflecting the impact of the ALICO Acquisition.

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

	Years Ended December 31,		Change
	2011	2010
	(In millions)
Non-VA program derivatives
Interest rate	$2,536	$297	$2,239
Foreign currency exchange rate	171	(296)	467
Credit	173	14	159
Equity	6	75	(69)
Non-VA embedded derivatives	17	(81)	98

Total non-VA program derivatives	2,903	9	2,894

VA program derivatives
Market and other risks in embedded derivatives	(3,123)	(210)	(2,913)
Nonperformance risk on embedded derivatives	1,822	(96)	1,918

Total embedded derivatives	(1,301)	(306)	(995)
Freestanding derivatives hedging embedded derivatives	3,222	32	3,190

Total VA program derivatives	1,921	(274)	2,195

Net derivative gains (losses)	$4,824	$(265)	$5,089

The favorable change in net derivative gains (losses) on non–VA program derivatives was $2.9 billion ($1.9 billion, net of income tax). This was primarily due to interest rates decreasing more in the current period than in the prior period favorably impacting receive–fixed interest rate swaps, long interest rate floors, long interest rate futures, and receiver swaptions. These freestanding derivatives are primarily hedging long duration liability portfolios. The strengthening of the U.S. dollar and Japanese yen relative to other key currencies favorably impacted foreign currency forwards and swaps, which primarily hedge certain foreign denominated bonds. Additionally, the widening of credit spreads favorably impacted credit default swaps hedging certain bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The favorable change in net derivative gains (losses) on VA program derivatives was $2.2 billion ($1.4 billion, net of income tax). This was due to an favorable change of $1.9 billion ($1.2 billion, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and a favorable change of $277 million ($180 million, net of income tax) on market and other risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks.

The favorable change of $277 million is comprised of a $3.2 billion ($2.1 billion, net of income tax) favorable change in freestanding derivatives that hedge market risks in embedded derivatives, partially offset by a $2.9 billion ($1.9 billion, net of income tax) unfavorable change in market and other risks in our embedded derivatives, which was primarily driven by changes in market factors. The primary changes in market factors are summarized as follows:

•

Key equity index levels decreased in the current period but were mixed in the prior period, and equity volatility was mixed in both the current period and prior period. These changes contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•

Long-term and mid-term interest rates decreased more in the current period than in the prior period and contributed to a favorable change in our freestanding derivatives and unfavorable changes in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

The increase in net investment losses primarily reflects impairments on Greece sovereign debt securities, intent-to-sell OTTI on other sovereign debt securities due to the repositioning of the ALICO portfolio into longer duration and higher yielding investments, intent-to-sell OTTI related to the Divested Businesses, and lower net gains on sales of fixed maturity and equity securities. These losses were partially offset by net gains on the sales of certain real estate investments and reductions in the mortgage valuation allowance reflecting improving real estate market fundamentals.

Income (loss) from continuing operations, before provision for income tax, related to Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $318 million to income of $65 million in 2011 compared to income of $383 million in 2010. Included in this loss was an increase in total revenues of $28 million and an increase in total expenses of $346 million.

Income tax expense for the year ended December 31, 2011 was $2.8 billion, or 30% of income (loss) from continuing operations before provision for income tax, compared with $1.1 billion, or 30% of income (loss) from continuing operations before provision for income tax, for 2010. The Company’s 2011 and 2010 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before provision for income tax, as well as certain foreign permanent tax differences.

Operating earnings available to common shareholders increased $1.1 billion, net of income tax, to $4.7 billion, net of income tax, in 2011 from $3.6 billion, net of income tax, in 2010.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Year Ended December 31, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$(44)	$824	$1,204	$479	$976	$293	$(2,418)	$1,314
Less: Net investment gains (losses)	212	(7)	107	(2)	(342)	31	(351)	(352)
Less: Net derivative gains (losses)	162	(63)	(157)	38	(170)	61	(1,790)	(1,919)
Less: Goodwill impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Less: Other adjustments to continuing operations (1)	(1,260)	(141)	19	(193)	(32)	(22)	(921)	(2,550)
Less: Provision for income tax (expense) benefit	532	75	11	53	483	(48)	1,089	2,195

Operating earnings	$2,002	$960	$1,224	$583	$1,037	$271	(269)	5,808

Less: Preferred stock dividends							122	122

Operating earnings available to common shareholders							$(391)	$5,686

Year Ended December 31, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$2,486	$1,568	$1,454	$214	$835	$(153)	$(13)	$6,391
Less: Net investment gains (losses)	158	(26)	19	(6)	(305)	(525)	(182)	(867)
Less: Net derivative gains (losses)	2,321	1,203	426	(36)	202	32	676	4,824
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to continuing operations (1)	(709)	(137)	79	(340)	14	(75)	(283)	(1,451)
Less: Provision for income tax (expense) benefit	(619)	(363)	(182)	82	44	164	(40)	(914)

Operating earnings	$1,335	$891	$1,112	$514	$880	$251	(184)	4,799

Less: Preferred stock dividends							122	122

Operating earnings available to common shareholders							$(306)	$4,677

Year Ended December 31, 2010

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,371	$924	$1,120	$204	$(160)	$(175)	$(665)	$2,619
Less: Net investment gains (losses)	178	8	225	(26)	(208)	(136)	(449)	(408)
Less: Net derivative gains (losses)	210	184	(107)	19	(173)	(33)	(365)	(265)
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to continuing operations (1)	(509)	(107)	131	(274)	(122)	(4)	177	(708)
Less: Provision for income tax (expense) benefit	36	(30)	(87)	62	119	5	199	304

Operating earnings	$1,456	$869	$958	$423	$224	$(7)	(227)	3,696

Less: Preferred stock dividends							122	122

Operating earnings available to common shareholders							$(349)	$3,574

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Year Ended December 31, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$19,939	$17,436	$9,436	$4,845	$12,793	$4,279	$(578)	$68,150
Less: Net investment gains (losses)	212	(7)	107	(2)	(342)	31	(351)	(352)
Less: Net derivative gains (losses)	162	(63)	(157)	38	(170)	61	(1,790)	(1,919)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—	15	—	15
Less: Other adjustments to revenues (1)	(77)	(140)	62	232	549	813	616	2,055

Total operating revenues	$19,642	$17,646	$9,424	$4,577	$12,756	$3,359	$947	$68,351

Total expenses	$19,483	$16,206	$7,584	$4,289	$11,746	$3,792	$3,608	$66,708
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	19	—	—	—	4	18	—	41
Less: Goodwill impairment	1,692	—	—	—	—	—	176	1,868
Less: Other adjustments to expenses (1)	1,164	1	43	425	577	832	1,537	4,579

Total operating expenses	$16,608	$16,205	$7,541	$3,864	$11,165	$2,942	$1,895	$60,220

Year Ended December 31, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$21,491	$17,777	$9,413	$4,448	$10,959	$2,956	$3,197	$70,241
Less: Net investment gains (losses)	158	(26)	19	(6)	(305)	(525)	(182)	(867)
Less: Net derivative gains (losses)	2,321	1,203	426	(36)	202	32	676	4,824
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	14	—	—	—	—	—	—	14
Less: Other adjustments to revenues (1)	(2)	(137)	133	179	(508)	(28)	1,546	1,183

Total operating revenues	$19,000	$16,737	$8,835	$4,311	$11,570	$3,477	$1,157	$65,087

Total expenses	$17,714	$15,401	$7,178	$4,166	$9,727	$3,117	$3,754	$61,057
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	507	—	—	—	19	—	—	526
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to expenses (1)	214	—	54	519	(541)	47	1,829	2,122

Total operating expenses	$16,993	$15,401	$7,124	$3,647	$10,249	$3,070	$1,925	$58,409

Year Ended December 31, 2010

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$18,726	$16,877	$8,397	$3,544	$2,356	$534	$1,813	$52,247
Less: Net investment gains (losses)	178	8	225	(26)	(208)	(136)	(449)	(408)
Less: Net derivative gains (losses)	210	184	(107)	19	(173)	(33)	(365)	(265)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	—	—	—	1
Less: Other adjustments to revenues (1)	(86)	(102)	181	13	8	50	1,719	1,783

Total operating revenues	$18,423	$16,787	$8,098	$3,538	$2,729	$653	$908	$51,136

Total expenses	$16,656	$15,496	$6,674	$3,310	$2,589	$714	$3,079	$48,518
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	110	—	—	—	—	—	—	110
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to expenses (1)	314	5	50	287	130	54	1,542	2,382

Total operating expenses	$16,232	$15,491	$6,624	$3,023	$2,459	$660	$1,537	$46,026

(1) See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results – Operating

	Years Ended December 31,
	2012	2011	2010
	(In millions)
OPERATING REVENUES
Premiums	$37,911	$36,269	$27,071
Universal life and investment-type product policy fees	8,212	7,528	5,817
Net investment income	20,472	19,638	16,855
Other revenues	1,756	1,652	1,393

Total operating revenues	68,351	65,087	51,136

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	37,770	36,241	29,974
Interest credited to policyholder account balances	6,242	6,057	4,697
Capitalization of DAC	(5,284)	(5,549)	(2,770)
Amortization of DAC and VOBA	4,177	4,355	2,443
Amortization of negative VOBA	(555)	(619)	(57)
Interest expense on debt	1,190	1,304	1,137
Other expenses	16,680	16,620	10,602

Total operating expenses	60,220	58,409	46,026

Provision for income tax expense (benefit)	2,323	1,879	1,414

Operating earnings	5,808	4,799	3,696
Less: Preferred stock dividends	122	122	122

Operating earnings available to common shareholders	$5,686	$4,677	$3,574

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Unless otherwise stated, all amounts discussed below are net of income tax.

Higher policy fee income, stronger investment results and favorable claims experience were the primary drivers of the increase in operating earnings. In addition, the prior year included a $117 million charge in connection with our use of the U.S. Social Security Administration’s Death Master File. These positive impacts on operating earnings were partially offset by a $52 million charge taken in the first quarter of 2012 representing a multi–state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements. In addition, changes in foreign currency exchange rates had a $56 million negative impact on results compared to the prior year.

We benefited from strong sales, as well as growth and higher persistency in our business across many of our products. In our Retail segment, we implemented extensive changes to product pricing and variable annuity guarantee features which resulted in a significant decrease in variable annuity sales. However, as a result of stronger sales of variable annuities in 2011, we experienced growth in both our average separate account assets and our investment portfolio. The growth in the average separate account assets generated higher policy fee income of $384 million. The growth in our investment portfolio generated higher net investment income of $384 million. Since many of our products are interest spread–based, the increase in net investment income was partially offset by a $345 million increase in interest credited expense, most notably in the Corporate Benefit Funding and Asia segments. The decline in variable annuity sales also resulted in a decrease in commissions, despite higher sales from our international businesses, which was partially offset by a decrease in related DAC capitalization which, combined, resulted in a $122 million increase to operating earnings. In addition, other non-variable expenses increased $310 million and our annuity business growth in 2011 was the primary driver of higher DAC amortization of $175 million in the current year. Higher premiums partially offset by higher policyholder benefits in our international segments improved operating earnings by $93 million.

The low interest rate environment continued to result in lower interest credited expense as we set interest credited rates lower on both new business, as well as on certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. The improving equity markets resulted in lower DAC amortization and higher fee income in our annuity business. Improved investment yields, excluding the Divested Businesses, were driven by the repositioning of the Japan portfolio, growth in higher yielding portfolios in the Asia and EMEA segments, the impact of inflation-indexed investments in the Latin America segment, higher derivatives income primarily from interest rate floors and interest rate swaps entered into prior to the onset of the low interest rate environment, and increased private equity income from improving equity markets. These improvements were partially offset by the unfavorable impact of the low interest rate environment on our fixed-income investments. Changes in market factors discussed above resulted in a $441 million increase in operating earnings.

Lower severity of property & casualty catastrophe claims in the current year increased operating earnings by $105 million as a result of severe storm activity in the prior year, which was greater than the impact of severe storm activity in the current year, primarily the result of Superstorm Sandy. Less favorable mortality results in our Group, Voluntary & Worksite Benefits segment and unfavorable mortality in our Asia and Corporate Benefit Funding segments, was partially offset by favorable mortality in our Retail segment. In addition, claims experience varied across our products with a net favorable result driven by a decrease in claims in our Group, Voluntary & Worksite Benefits segment. The combined impact of mortality and claims experience decreased operating earnings by $79 million.

Liability and DAC refinements in both periods, primarily from our Retail, Asia and Group, Voluntary & Worksite Benefits segments, resulted in a $190 million net increase in operating earnings. In addition, the prior period included $40 million of expenses incurred related to a liquidation plan filed by the Department of Financial Services for ELNY and $39 million of insurance claims and operating expenses related to the March 2011 earthquake and tsunami in Japan. The current period included $103 million of employee–related and other costs associated with the Company’s enterprise-wide strategic initiative and a $50 million impairment charge on an intangible asset related to a previously acquired dental business.

The Company benefited from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2012, we benefited primarily from higher utilization of tax preferenced investments, which improved operating earnings by $65 million over the prior year.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

The increase in operating earnings reflects the impact of the ALICO Acquisition with the corresponding effects on each of our financial statement lines in Latin America, Asia and EMEA. Further trends and matters impacting our business and the comparison to 2010 results are discussed below.

Positive results from strong sales in 2011 were offset by losses from severe weather and the impact of the low interest rate environment. Changes in foreign currency exchange rates had a slightly positive impact on results compared to 2010.

In 2011, we benefited from strong sales as well as growth and higher persistency in our business, across many of our products. As a result, we experienced growth in our investment portfolio, as well as our average separate account assets, generating both higher net investment income of $565 million and higher policy fee income of $373 million. Since many of our products are interest spread-based, the growth in our individual life, LTC and structured settlement businesses also resulted in a $108 million increase in interest credited expenses. These increased sales also generated an increase in commission and other volume-related expenses of $568 million, which was largely offset by an increase of $476 million in related DAC capitalization. DAC amortization also increased $79 million. In addition, other non-variable expenses increased $81 million due to growth in our existing businesses.

We review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC annually, which may result in changes and are recorded in the fourth quarter each year. This annual update, along with other reserve refinements, contributed to a net operating earnings increase of $59 million, mainly in the universal life block of business. In addition, to better align with hedged risks, certain elements of our variable annuity hedging program that were previously recorded in net investment income were recorded in net derivative gains (losses) beginning in 2011 which resulted in a decrease in operating earnings of $77 million.

In the fourth quarter of 2011, we announced a reduction in our dividend scale related to our closed block. The impact of this action increased operating earnings by $54 million.

Severe weather during 2011 was the primary driver of our unfavorable claims experience in our property & casualty business, which decreased operating earnings by $239 million. In addition, in the third quarter of 2011, we incurred a $117 million charge to increase reserves in connection with our use of the U.S. Social Security Administration’s Death Master File, impacting primarily Group, Voluntary & Worksite Benefits. These events overshadowed positive results of $76 million, driven by favorable claims experience in our dental and disability businesses and strong mortality gains in our group life business.

Market factors, specifically the current low interest rate environment, continued to be a challenge during 2011. Also in 2011, equity markets remained relatively flat compared to much stronger 2010 equity market performance. Excluding the impact of Divested Businesses, investment yields were negatively impacted by the current low interest rate environment and lower returns in the equity markets, partially offset by improving real estate markets, resulting in a $322 million decrease in net investment income. Partially offsetting this decrease was a $134 million improvement in operating earnings, primarily driven by lower average crediting rates on our annuity and funding agreement businesses. The lower average crediting rates continue to reflect the lower investment returns available in the marketplace. Also contributing to the decrease in interest credited is the impact from derivatives that are used to hedge certain liabilities in our funding agreement business.

Interest expense on debt increased $81 million primarily as a result of debt issued in the third and fourth quarters of 2010 in connection with the ALICO Acquisition.

The Company incurred $40 million of expenses related to a liquidation plan filed by the Department of Financial Services for ELNY in the third quarter of 2011.

The Company also benefited from higher tax credits in 2011 of $84 million over 2010 primarily due to $75 million of charges in 2010 related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Health Care Act”). The Health Care Act reduced the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. Because the deductibility of future retiree health care costs was reflected in our financial statements, the entire future impact of this change in law was required to be recorded as a charge in the first quarter of 2010, when the legislation was enacted. The Company benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2011, we benefited primarily from higher utilization of tax preferenced investments, which improved operating earnings by $9 million over the prior period.

Segment Results and Corporate & Other

Retail

	Years Ended December 31,
	2012	2011	2010
	(In millions)
OPERATING REVENUES
Premiums	$6,532	$6,711	$6,491
Universal life and investment-type product policy fees	4,561	4,096	3,655
Net investment income	7,670	7,414	7,644
Other revenues	879	779	633

Total operating revenues	19,642	19,000	18,423

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,010	9,220	8,835
Interest credited to policyholder account balances	2,375	2,412	2,381
Capitalization of DAC	(1,753)	(2,339)	(1,769)
Amortization of DAC and VOBA	1,607	1,845	1,724
Interest expense on debt	—	1	2
Other expenses	5,369	5,854	5,059

Total operating expenses	16,608	16,993	16,232

Provision for income tax expense (benefit)	1,032	672	735

Operating earnings	$2,002	$1,335	$1,456

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Unless otherwise stated, all amounts discussed below are net of income tax.

We implemented extensive changes to product pricing and variable annuity guarantee features as we continued to manage sales volume, focusing on pricing discipline and risk management in this challenging economic environment. These actions resulted in a net decrease in the overall segment sales in the current year, most notably a $10.7 billion, or 38% decrease in variable annuity sales which were $17.7 billion in 2012. Consistent with the decrease in sales, retail life and annuity net flows were down $12.2 billion compared to the prior year.

Stronger sales of variable annuities in the prior year increased our average separate account assets and, as a result, generated higher asset-based fee revenues, partially offset by increases in non-deferrable expenses, increases in guaranteed minimum death benefit liabilities and higher DAC amortization related to the strong prior year sales. Positive net flows from life products, as well as higher allocated equity for annuities increased net investment income. These positive net flows also contributed to higher DAC amortization. Business growth, mainly in our traditional life products, generated higher interest credited expense; however, this was somewhat mitigated by a decrease in interest credited on deferred annuities where normal surrenders and withdrawals were greater than sales for the year, resulting in negative net flows. In our property & casualty business, the increase in average premium per policy in both auto and homeowners businesses improved operating earnings, but was partially offset by a decrease in exposures. We experienced a decrease in exposures as the negative impact from lower premiums exceeded the positive impact from lower claims. The net impact of these items resulted in a $198 million increase in operating earnings.

The improving equity market resulted in higher fee income from increased separate account balances, a decrease in variable annuity guaranteed minimum death benefit liabilities and lower DAC amortization. In addition, the low interest rate environment continued to result in lower interest credited expense, as we reduced interest credited rates on contracts with discretionary rate reset provisions. Higher derivatives income from interest rate floors purchased prior to the onset of the low interest rate environment and higher returns on our private equity investments more than offset the decrease in yields on other invested asset classes. The net impact of these items resulted in a $174 million increase in operating earnings.

In our property & casualty business, catastrophe-related losses decreased $74 million compared to 2011 mainly due to the severe storm activity during the second and third quarters of 2011, which were greater than the impact of severe storm activity in the fourth quarter of 2012, primarily the result of Superstorm Sandy. Current year non-catastrophe claim costs decreased $17 million as a result of lower claim frequencies in our homeowners businesses. Higher severities in both our auto and homeowners business resulted in a $23 million increase in claims. The impact of this can be seen in the favorable change in the combined ratio, including catastrophes, to 97.9% in 2012 from 107.3% in 2011. The combined ratio, excluding catastrophes, was 85.8% in 2012, compared to 88.2% in the prior year. Favorable mortality experience in the traditional life business was partially offset by unfavorable mortality experience in the variable and universal life and income annuities businesses resulting in a $21 million increase in operating earnings. The current year results included a charge of $26 million for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property. The prior year results included a charge of $28 million, in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File.

On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $43 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuities business, partially offset by an increase in the liability for the secondary guarantees in the universal life business. In addition to our annual updates, certain insurance-related liability and DAC refinements were recorded in both the current and prior year. The net impact of these refinements was a $113 million increase in operating earnings. In our closed block, the impact of the dividend scale reduction, which was announced in the fourth quarter of 2011, increased operating earnings by $19 million, net of DAC amortization.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

In 2011, operating results for our property & casualty business were negatively impacted by severe weather, including a record number of tornadoes in the second quarter and Hurricane Irene in the third quarter. Overall sales increased, largely driven by a 51% increase in annuity sales, which grew to $30.4 billion, mainly from strong growth in variable annuities across all distribution channels. However, the favorable impact of our sales growth was dampened by the sustained low interest rate environment. Variable annuity product sales increased primarily due to the introduction of a new higher benefit, lower-risk variable annuity rider and changes in competitors’ offerings which, we believe, made our products more attractive. We launched several changes to our annuity products and riders that are expected to reduce sales volumes in 2012, as we manage sales to strike the right balance among growth, profitability and risk. Retail life and annuity net flows were $18.6 billion, $8.7 billion higher than 2010.

Sales growth in variable annuities and in our variable and universal life products, along with higher persistency in 2011, resulted in an increase in operating earnings of $295 million. The growth in variable products increased average separate account assets and, as a result, generated higher asset-based fee revenue on the separate account assets, partially offset by increases in DAC amortization. This, coupled with the impact of positive net flows on invested assets, increased net investment income. Partially offsetting the positive impact from the strong sales of variable annuities, were increases in variable expenses, net of DAC capitalization. In addition, this business growth generated higher interest credited on policyholder account balances as well as on certain future policyholder benefits. The aforementioned increase in our variable and universal life products was mainly driven by our launch of a new product in the current year, coupled with ongoing organic growth in the business. The expected run-off of the traditional life closed block offset this growth. While property & casualty sales declined, due to sluggish housing and new automobile markets, an increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $39 million. This was partially offset by a $14 million negative impact to operating earnings due to the decline in exposures; the negative impact from lower premiums exceeded the positive impact from lower claims. This negative impact was coupled with a $9 million increase in expenses, mainly higher commissions, resulting from the increase in average premium per policy.

Changes in interest rates and equity markets can significantly impact our earnings. In 2011, interest rates declined while equity markets remained relatively flat compared with much stronger 2010 equity market performance. These changes in interest rates and equity markets reduced operating earnings by $281 million, including the related acceleration of DAC amortization. Lower investment returns in all products and higher interest crediting expense in the life products were partially offset by lower average interest crediting rates on annuity fixed rate funds. Our annuity interest crediting rates continue to reflect the lower investment returns available in the marketplace, while in our other products, reduced investment returns are not reflected as quickly in interest rates credited on policyholder account balances or on certain future policyholder benefits.

Catastrophe-related losses in our property & casualty business increased $117 million compared to 2010, mainly due to severe storm activity. Also, 2011 non-catastrophe claim costs increased $41 million as a result of higher claim frequencies, primarily due to severe winter weather, wind and hail. In addition, a $40 million decrease in operating earnings was the result of poor mortality experience from our variable life, universal life and income annuity businesses, partially offset by slightly improved mortality experience in the traditional life business. We review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC annually, which may result in changes and are recorded in the fourth quarter each year. This annual update, along with other reserve refinements, contributed to a net operating earnings increase of $84 million, mainly in the universal life block of business. These favorable adjustments, primarily related to DAC unlocking, were partially offset by a $28 million charge related to our use of the U.S. Social Security Administration’s Death Master File.

The impact of the items discussed above, related to the property & casualty business, can be seen in the unfavorable change in the combined ratio, including catastrophes, to 107.3% in 2011 from 95.2% in 2010. The combined ratio, excluding catastrophes, was 88.2% in 2011 compared to 86.8% in 2010.

Two items in 2011 had the net impact of a $23 million reduction to operating earnings. First, to better align with hedged risks, certain elements of our variable annuity hedging program that were previously recorded in net investment income were recorded in net derivative gains (losses) beginning in 2011, which resulted in a decrease in operating earnings of $77 million. The second item was a reduction to our dividend scale related to our closed block, which was announced in the fourth quarter of 2011. The impact of this action increased operating earnings by $54 million.

Group, Voluntary & Worksite Benefits

	Years Ended December 31,
	2012	2011	2010
	(In millions)
OPERATING REVENUES
Premiums	$14,794	$13,949	$14,100
Universal life and investment-type product policy fees	662	630	616
Net investment income	1,768	1,768	1,702
Other revenues	422	390	369

Total operating revenues	17,646	16,737	16,787

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	13,691	13,015	13,112
Interest credited to policyholder account balances	167	178	192
Capitalization of DAC	(138)	(176)	(187)
Amortization of DAC and VOBA	133	186	181
Interest expense on debt	1	—	—
Other expenses	2,351	2,198	2,193

Total operating expenses	16,205	15,401	15,491

Provision for income tax expense (benefit)	481	445	427

Operating earnings	$960	$891	$869

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Unless otherwise stated, all amounts discussed below are net of income tax.

Most of our businesses continued to experience growth in 2012, as the economy has continued to slowly improve. Our group term life and disability businesses grew as a result of new sales, and our dental business continued to benefit from strong enrollments and renewals, as well as premiums associated with the implementation of a new dental contract from a large customer that began in the second quarter of 2012. Although we have discontinued selling our LTC product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment. Although policy sales for both auto and homeowners decreased as compared to the prior year, the impact of an increase in the average premium for new policies sold more than offset the decline in policy sales.

Lower severity of property & casualty catastrophe claims in the current year increased operating earnings by $31 million, mainly as a result of severe storm activity in the second and third quarters of 2011, which were greater than the impact of severe storm activity in the fourth quarter of 2012, primarily the result of Superstorm Sandy. While property & casualty non-catastrophe claims experience was relatively flat year over year, an increase in severity of $24 million, was largely offset by lower claims frequency of $20 million. A decrease in claims in our dental, disability and accidental death and dismemberment businesses resulted in a $28 million increase to operating earnings. Lower utilization in our dental business, as well as lower incidence and approvals in our disability business drove this improvement in operating earnings. A decrease in operating earnings of $72 million resulted from less favorable mortality experience in our life businesses, mainly due to very strong mortality experience in the prior year, which was partially offset by the favorable net impact of reserve refinements of $30 million that occurred in both years. The mortality ratio for our life businesses has returned to a more historically representative level of 87.9% in 2012, as adjusted for the aforementioned favorable reserve refinements, from a near record low of 86.1% in the prior year, as adjusted for a prior year charge related to our use of the U.S. Social Security Administration’s Death Master File. In our life businesses, the impact of the aforementioned prior year charge contributed $81 million to the increase in operating earnings. The impact of the items discussed above related to the property & casualty business can be seen in the favorable change in the combined ratio, including catastrophes, to 96.5% in 2012 from 101.9% in the prior year, as well as the favorable change in the combined ratio, excluding catastrophes, to 88.7% in 2012 from 90.2% in the prior year.

Current year premiums and deposits, together with growth in the securities lending program, partially offset by a reduction in allocated equity, have resulted in an increase in our average invested assets, contributing $10 million to operating earnings. Consistent with the growth in average invested assets from current year premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and policyholder account balances increased by $15 million. Current year results include a $50 million impairment charge on an intangible asset, related to a previously acquired dental business, as well as increased expenses associated with the implementation of the new dental contract in the second quarter of 2012, partially offset by lower marketing and sales-related expenses in our LTC business. An increase in the average premium per policy in both our auto and homeowners businesses, as well as an increase in exposures, improved operating earnings by $34 million.

The impact of the low interest rate environment combined with lower returns in the real estate and alternative investment markets resulted in a decline in investment yields on our fixed maturity securities, securities lending program, real estate joint ventures and alternative investments. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The reduction in investment yield was partially offset by marginally lower crediting rates in the current year, and resulted in a $3 million decrease in operating earnings.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

In 2011, strong mortality and morbidity results coupled with the net impact of asset growth in our life and health businesses, as well as additional favorable development of prior year losses in our property & casualty business contributed to the increase in operating earnings. These positive results were significantly offset by the negative impact of severe weather in our property & casualty business, including a record number of tornadoes in the second quarter and Hurricane Irene in the third quarter. In addition, 2011 results for our life business include a charge taken in the third quarter related to the use of the U.S. Social Security Administration’s Death Master File. The impacts of the sustained low interest rate environment also depressed operating earnings.

Policy sales in our property & casualty business decreased as the housing and new automobile sales markets remained sluggish. However, average premium per policy increased for both our homeowners and auto policies and we benefited from additional growth in exposures over the prior period. For our life and health businesses, sustained high levels of unemployment and a challenging pricing environment continued to depress growth. Our dental business benefited from higher enrollment and certain pricing actions, but this was more than offset by a decline in revenues from our disability business. This reduction was mainly due to net customer cancellations and lower covered lives. Our LTC revenues were flat period over period, consistent with the discontinuance of the sale of this coverage at the end of 2010.

Although revenues have declined from the prior year, current year premiums and deposits resulted in an increase in our average invested assets, which contributed $74 million to operating earnings. Mirroring the net growth in average invested assets, primarily in our LTC business, interest credited on long-duration contracts and on our PABs increased by $16 million. The increase in average premium per policy in both our homeowners and auto businesses improved operating earnings by $21 million and the net increase in exposures resulted in a $10 million increase in operating earnings as the positive impact from higher premiums exceeded the negative impact from higher claims. Higher commissions, resulting from the aforementioned increase in average premium per policy, coupled with an increase in other volume-related expenses, contributed to a $9 million increase in other expenses, including the net change in DAC. In our dental business, expenses related to the implementation of a large contract decreased operating earnings by $14 million.

Lower claims incidence resulted in very strong life mortality experience, and contributed $71 million to operating earnings. Pricing actions and improved claims experience, mainly the result of stabilizing benefits utilization, drove a $57 million increase in our dental results. Higher closures and lower incidence in 2011 contributed to the $43 million increase in our disability results. In our property & casualty business, additional favorable development of prior year losses contributed $14 million to operating earnings. Partially offsetting these increases to operating earnings, catastrophe-related losses increased $70 million compared to 2010, mainly due to severe storm activity in the U.S. during the second and third quarters of 2011. In addition, current year non-catastrophe claim costs increased $34 million as a result of higher claim frequencies in both our auto and homeowners businesses, due primarily to more severe winter weather in the first quarter of 2011 and to non-catastrophe wind and hail through the remainder of the year. In our life business, an $81 million charge related to our use of the U.S. Social Security Administration’s Death Master File, contributed to the decrease in operating earnings during the third quarter of the current year. Lastly, LTC results decreased $10 million resulting from less favorable claims experience in the current period.

The impact of the items discussed above, related to our property & casualty business, can be seen in the unfavorable change in the combined ratio, including catastrophes, to 101.9% in 2011 from 93.8% in 2010. The combined ratio, excluding catastrophes, was 90.2% in 2011 and 90.0% in 2010.

Market factors, specifically the current low interest rate environment, continued to be a challenge during 2011. Investment yields were negatively impacted by lower returns on our fixed maturity securities portfolio, a decrease in the crediting rate on allocated equity as well as lower returns in the equity markets on our private equity investments. The changes in market factors discussed above resulted in a $26 million decrease in operating earnings.

Corporate Benefit Funding

	Years Ended December 31,
	2012	2011	2010
	(In millions)
OPERATING REVENUES
Premiums	$3,237	$2,848	$2,345
Universal life and investment-type product policy fees	225	232	226
Net investment income	5,703	5,506	5,280
Other revenues	259	249	247

Total operating revenues	9,424	8,835	8,098

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	5,704	5,287	4,677
Interest credited to policyholder account balances	1,358	1,323	1,447
Capitalization of DAC	(29)	(25)	(18)
Amortization of DAC and VOBA	22	17	16
Interest expense on debt	8	9	8
Other expenses	478	513	494

Total operating expenses	7,541	7,124	6,624

Provision for income tax expense (benefit)	659	599	516

Operating earnings	$1,224	$1,112	$958

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Unless otherwise stated, all amounts discussed below are net of income tax.

The sustained low interest rate environment has resulted in underfunded pension plans, which limits our customers’ ability to engage in full pension plan closeout terminations. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. During 2012, the conversion of an existing contract involving the transfer of funds from the separate account to the general account resulted in a significant increase in premiums in our domestic closeout business. Structured settlement sales have decreased $463 million, before income tax, reflecting a more competitive market and a decrease in demand due to the low interest rate environment. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits. The impact of current year premiums, deposits, funding agreement issuances, and increased participation in the securities lending program, contributed to an increase in invested assets, resulting in an increase of $179 million in operating earnings. The growth in premiums, deposits and funding agreement issuances generally result in a corresponding increase in interest credited on certain insurance liabilities; this decreased operating earnings by $158 million in 2012 as compared to 2011.

Expenses declined largely as a result of disciplined spending and a decrease in sales volume-related costs, such as commissions and premium taxes. A decrease in structured settlement commissions was partially offset by an increase in commissions from sales of funding agreements, which improved operating earnings by $23 million.

The low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities and securities lending program were partially offset by increased earnings on interest rate derivatives and on private equity investments from improved equity markets. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The positive impact of lower interest credited rates was partially offset by an increase in interest credited expense resulting from the impact of derivatives that are used to hedge certain liabilities. The net impact of lower interest credited expense and lower investment returns resulted in an increase in operating earnings of $43 million.

The net impact of insurance liability refinements in the current and prior year coupled with a prior year charge in connection with our use of the U.S. Social Security Administration’s Death Master File in our post-retirement benefit business increased operating earnings by $31 million. This increase was partially offset by unfavorable mortality experience in the pension closeout businesses which resulted in an $8 million decrease in operating earnings.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

Corporate Benefit Funding had strong pension closeout sales in the United Kingdom (“U.K.”), and strong sales of structured settlements. Although the combination of poor equity returns and the low interest rate environment has resulted in underfunded pension plans, which reduces our customers’ flexibility to engage in transactions such as pension closeouts, sales in the U.K. remained strong as we continue to penetrate that market. Sales in our structured settlement business were strong as we remain very competitive in the marketplace. Premiums for these businesses were almost entirely offset by the related change in policyholder benefits. However, current year premiums, deposits, funding agreement issuances, an increase in allocated equity, and the expansion of our securities lending program, all contributed to the growth of our average invested assets, which led to an increase in net investment income. This growth in premiums, deposits and funding agreement issuances also increased the interest credited on future policyholder liabilities and policyholder account balances. The net result of these increases contributed $114 million to operating earnings.

Market factors, including the current low interest rate environment, have negatively impacted our investment returns. However, the low interest rate environment also decreased interest credited to policyholders and the interest credited expense associated with insurance liabilities. Many of our funding agreement and guaranteed interest contract liabilities are tied to market indices. Interest rates on new business were set lower, as were the rates on existing business with terms that can fluctuate. The lower investment returns were more than offset by the decrease in interest credited expense, resulting in an increase in operating earnings of $75 million. The lower investment returns also includes the impact of returns on invested economic capital, and the decrease in interest credited is impacted by derivatives that are used to hedge certain liabilities in our funding agreement business.

The Company’s use of the U.S. Social Security Administration’s Death Master File in connection with our post-retirement benefit business resulted in a charge in the third quarter of the current year of $8 million. Other insurance liability refinements and mortality results negatively impacted our year-over-year operating earnings by $34 million.

Latin America

	Years Ended December 31,
	2012	2011	2010
	(In millions)
OPERATING REVENUES
Premiums	$2,578	$2,514	$1,969
Universal life and investment-type product policy fees	785	757	630
Net investment income	1,198	1,025	927
Other revenues	16	15	12

Total operating revenues	4,577	4,311	3,538

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,231	2,064	1,829
Interest credited to policyholder account balances	393	371	370
Capitalization of DAC	(353)	(295)	(221)
Amortization of DAC and VOBA	224	207	144
Amortization of negative VOBA	(5)	(6)	(1)
Interest expense on debt	(1)	1	1
Other expenses	1,375	1,305	901

Total operating expenses	3,864	3,647	3,023

Provision for income tax expense (benefit)	130	150	92

Operating earnings	$583	$514	$423

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $69 million over the prior year. The impact of changes in foreign currency exchange rates reduced operating earnings by $30 million for 2012 compared to 2011.

Latin America experienced strong sales growth primarily driven by retirement products in Mexico, Chile and Brazil and by accident and health products in Argentina and Chile. Changes in premiums for these products were almost entirely offset by the related changes in policyholder benefits and unfavorable claims experience. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by an increase in interest credited to policyholders. The increase in sales also generated higher commission expense, which was partially offset by a corresponding increase in DAC capitalization. The items discussed above, coupled with a change in allocated equity, were the primary drivers of a $41 million improvement in operating earnings.

Market factors increased operating earnings by $15 million. An increase in investment yields primarily reflects higher returns on fixed maturities from a repositioning of the portfolio in Argentina and higher returns on variable rate investments in Brazil, partially offset by a corresponding increase in interest credited expense. A decrease in net investment income from lower inflation in the prior year was substantially offset by a corresponding decrease in policyholder benefits.

Current year results include various favorable income tax items of $38 million in Argentina, Mexico and Chile. In addition, the current year results benefited from liability refinements of $22 million in Chile and Mexico which were partially offset by an unfavorable DAC capitalization adjustment in Chile and a write-off of capitalized software in Mexico.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $91 million over 2010 primarily as a result of the inclusion of a full year of results of ALICO’s operations for 2011 compared to one month of results for 2010, which contributed $36 million to the operating earnings increase for the segment. The positive impact of changes in foreign currency exchange rates improved reported earnings by $15 million for 2011 compared to the prior year.

Latin America experienced strong sales growth driven primarily by accident & health products. In addition, sales of retirement products in Mexico as well as immediate annuity products in Chile increased over the prior year. Net investment income increased due to increased average invested assets and higher fee income on universal life products, primarily in Mexico, also favorably impacted operating earnings. Commissions and compensation expenses were higher in Mexico and Brazil due to business growth, which is offset by DAC capitalization. Other expenses also increased over the prior year due to growth in the businesses. Growth in our businesses contributed $144 million to operating earnings. As a result of the ALICO Acquisition and growth in the business, Latin America’s results reflect higher corporate expenses of $18 million, which decreased operating earnings.

Changes in market factors negatively impacted investment yields, which resulted in a $63 million decrease to operating earnings. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments were excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings in the current period; however, it resulted in a decrease in net investment income in Brazil in 2011, when compared to 2010, as positive returns were experienced in 2010 from recovering equity markets. A corresponding decrease is reflected in interest credited expense.

Operating earnings were also adversely impacted by a tax refund in the prior period which reduced operating earnings by $23 million.

Asia

	Years Ended December 31,
	2012	2011	2010
	(In millions)
OPERATING REVENUES
Premiums	$8,344	$7,716	$1,716
Universal life and investment-type product policy fees	1,491	1,343	502
Net investment income	2,895	2,475	497
Other revenues	26	36	14

Total operating revenues	12,756	11,570	2,729

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	5,819	5,239	1,351
Interest credited to policyholder account balances	1,784	1,607	183
Capitalization of DAC	(2,288)	(2,045)	(459)
Amortization of DAC and VOBA	1,563	1,486	290
Amortization of negative VOBA	(456)	(560)	(49)
Interest expense on debt	5	—	1
Other expenses	4,738	4,522	1,142

Total operating expenses	11,165	10,249	2,459

Provision for income tax expense (benefit)	554	441	46

Operating earnings	$1,037	$880	$224

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $157 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $3 million for 2012 compared to the prior year.

Asia experienced sales growth in ordinary and universal life products in Japan, resulting in higher premiums and universal life fees, and variable life and accident & health products in Korea, which drove higher fees over the prior period. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. In addition, average invested assets increased over the prior year, reflecting positive cash flows from our annuity business in Japan generating increases in both net investment income and policy fee income, partially offset by an increase in interest credited to policyholders. The increase in sales also generated higher commissions and other sales-related expenses, which were partially offset by an increase in related DAC capitalization. The combined impact of the items discussed above improved operating earnings by $99 million.

The repositioning of the Japan investment portfolio to longer duration and higher yielding investments in addition to improved results on our private equity investments, contributed to an increase in investment yields. In addition, yields improved as a result of growth in the Australian and U.S. dollar annuity businesses, reflecting a higher yielding and more diversified portfolio of Australian and U.S. dollar investments. These improvements in investment yields increased operating earnings by $132 million.

On an annual basis, we review and update our long-term assumptions used in our calculation of certain insurance-related liabilities and DAC, which resulted in a $51 million net decrease to operating earnings. This adjustment was primarily related to changes in Japan that assumed the continuation of the current lower interest rates and reflected the trend of lower long-term lapses resulting in a decrease in operating earnings of $44 million. In addition, in Korea more policyholders chose to annuitize rather than receive a lump sum payment at maturity; this trend, combined with changes in future expected persistency, expenses and lapses, resulted in a decrease in operating earnings of $9 million in Korea.

Unfavorable claims experience in the current year decreased operating earnings by $38 million. Prior year results in Japan included $39 million of insurance claims and operating expenses related to the March 2011 earthquake and tsunami. In addition, a prior period tax benefit in Korea and Australia, combined with current year tax expense related to net operating loss carryforwards in Hong Kong, resulted in a $21 million net decrease in operating earnings.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $656 million over 2010 as a result of the inclusion of a full year of results of ALICO’s operations for 2011 compared to one month of results for 2010, which contributed $796 million to the operating earnings increase for the segment. The positive impact of changes in foreign currency exchange rates improved reported earnings by $6 million for 2011 compared to the prior year.

The Japanese economy, to which we face substantial exposure given our operations there, was significantly negatively impacted by the March 2011 earthquake and tsunami. During 2011, the Company incurred $39 million of incremental insurance claims and operating expenses related to the March 2011 earthquake and tsunami, which is included in the aforementioned ALICO results.

Sales results continued to show steady growth and improvement, with increases over 2010 in essentially all of our businesses. Strong variable universal life sales and the launch of new accident & health products in Korea drove higher premiums and universal life fees over the prior year. Premiums were lower compared to the prior year in Hong Kong due to a decline in life sales, and in Australia despite growth in group sales. An increase in average invested assets generated higher net investment income and policy fees. Operating expenses increased primarily driven by higher commissions and compensation expenses in Korea due to business growth, partially offset by an increase in DAC capitalization. DAC amortization also increased due to business growth. As a result of the ALICO Acquisition and growth in the business, Asia’s results reflect higher corporate expenses of $77 million, which decreased operating earnings.

Investment yields were negatively impacted by lower returns on allocated equity and a decrease in the results of our operating joint venture in China. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments were excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings in the current period; however, it resulted in a decrease in net investment income in Hong Kong in 2011, when compared to 2010, as positive returns were experienced in 2010 from recovering equity markets. A corresponding decrease is reflected in interest credited expense.

The impact of the sale of our operating joint venture in Japan on April 1, 2011 decreased operating results by $28 million, as no earnings were recognized in 2011.

Unfavorable claims experience resulted in a $16 million decline in operating earnings over the prior period.

EMEA

	Years Ended December 31,
	2012	2011	2010
	(In millions)
OPERATING REVENUES
Premiums	$2,370	$2,477	$439
Universal life and investment-type product policy fees	333	315	50
Net investment income	535	562	155
Other revenues	121	123	9

Total operating revenues	3,359	3,477	653

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,196	1,290	137
Interest credited to policyholder account balances	126	166	124
Capitalization of DAC	(723)	(669)	(116)
Amortization of DAC and VOBA	626	613	87
Amortization of negative VOBA	(94)	(53)	(7)
Interest expense on debt	1	—	1
Other expenses	1,810	1,723	434

Total operating expenses	2,942	3,070	660

Provision for income tax expense (benefit)	146	156	—

Operating earnings	$271	$251	$(7)

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $20 million over 2011. The impact of changes in foreign currency exchange rates reduced operating earnings by $23 million for 2012 compared to 2011 and resulted in significant variances in the financial statement line items. The fourth quarter 2011 purchase of a Turkish life insurance and pension company and the third quarter 2012 acquisition of life insurance businesses in the Czech Republic, Hungary and Romania from the members of the Aviva Plc group increased operating earnings by $15 million.

The segment continued to experience business growth; however, certain European countries in the region continued to be affected by the challenging economic environment. Sales for all major product lines increased when compared to 2011 across all geographic regions. Retirement sales were generated primarily by strong sales of variable annuity products in western Europe. Accident and health sales increased primarily due to the establishment of a new direct marketing channel in the Middle East. Life insurance sales increased primarily due to variable life sales in the Middle East. Credit life sales increased primarily due to sales in the Middle East and eastern and southern Europe resulting in higher premiums and policyholder benefits. Operating expenses increased across all regions due to business growth, including higher lease expenses and payroll costs due to business expansion in western Europe. The increased sales generated an increase in commissions, which was largely offset by related DAC capitalization. Fee income increased largely due to higher sales of variable life products in central and western Europe. The combined impact of the items discussed above reduced operating earnings by $24 million.

Operating earnings were negatively affected by lower net investment income of $56 million, primarily due to the disposal of certain closed blocks of business in the U.K. and lower average invested assets as a result of dividends paid to MetLife, Inc. at the end of 2011.

Operating earnings increased $74 million reflecting higher investment yields. The increase in yields reflects higher returns on certain securities, primarily in Poland, and higher returns on mutual fund investments, primarily in Greece (both driven by improving equity markets), as well as invested asset growth in higher yielding markets including Egypt and the Ukraine.

Operating earnings benefited by $13 million primarily due to a release of negative VOBA associated with the conversion of certain policies, partially offset by an adjustment related to additional liabilities for annuitants. In addition, income tax was lower in 2012 by $18 million primarily due to permanently reinvested earnings in Poland.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $258 million over 2010 as a result of the inclusion of a full year of results of ALICO’s operations for 2011 compared to one month of results for 2010, which contributed $295 million to the operating earnings increase for the segment. Changes in foreign currency exchange rates had a slightly positive impact on 2011 results compared to the prior year.

In 2011, EMEA experienced strong variable life and annuity sales, which drove higher premiums and a corresponding increase in policyholder benefits. Operating expenses increased primarily due to higher commissions and compensation expenses in Ireland due to business growth, which is partially offset by DAC capitalization. Growth in our businesses, combined with growth in average invested assets, contributed $11 million to operating earnings. As a result of the ALICO Acquisition and growth in the business, EMEA‘s results reflect higher corporate expenses of $44 million, which decreased operating earnings.

Market factors had a slight negative impact to operating earnings. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments were excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings in the current period; however, it resulted in a decrease in net investment income in Ireland in 2011, when compared to 2010, as positive returns were experienced in 2010 from recovering equity markets. A corresponding decrease is reflected in interest credited expense.

Unfavorable claims experience, primarily in the U.K., resulted in a $7 million decline in operating earnings from the prior year.

Corporate & Other

	Years Ended December 31,
	2012	2011	2010
	(In millions)
OPERATING REVENUES
Premiums	$56	$54	$11
Universal life and investment-type product policy fees	155	155	138
Net investment income	703	888	650
Other revenues	33	60	109

Total operating revenues	947	1,157	908

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	119	126	33
Interest credited to policyholder account balances	39	—	—
Amortization of DAC and VOBA	2	1	1
Interest expense on debt	1,176	1,293	1,124
Other expenses	559	505	379

Total operating expenses	1,895	1,925	1,537

Provision for income tax expense (benefit)	(679)	(584)	(402)

Operating earnings	(269)	(184)	(227)
Less: Preferred stock dividends	122	122	122

Operating earnings available to common shareholders	$(391)	$(306)	$(349)

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings each decreased $85 million, primarily due to lower net investment income, higher expenses and lower earnings on invested assets that were funded using the Federal Home Loan Bank (“FHLB”) advances. These decreases were partially offset by lower interest expense on debt and higher tax credits.

In 2012, the Company incurred $103 million of employee-related costs associated with its enterprise-wide strategic initiative. In the first quarter of 2012, the Company also incurred a $26 million charge representing a multi–state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File. In addition, advertising costs were $10 million higher compared to the prior year. Partially offsetting these charges were $40 million of expenses incurred in the prior year related to the liquidation plan filed by the Department of Financial Services for ELNY. In addition, the current year included $15 million of lower rent expense and $12 million of lower internal resource costs for associates committed to the ALICO Acquisition.

Net investment income decreased $31 million, excluding the FHLB which is discussed below and the divested MetLife Bank operations, driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and lower returns from our alternative investments, partially offset by higher returns on real estate joint ventures.

Operating earnings on invested assets that were funded using the FHLB advances decreased $35 million, reflected by decreases in net investment income and interest expense on debt, due to the transfer of $3.8 billion of FHLB advances and underlying assets from MetLife Bank to Corporate Benefit Funding in April 2012.

Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2012, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $32 million from the prior year.

Interest expense on debt, excluding the FHLB which is discussed above, decreased $25 million primarily due to maturity of $750 million in long-term debt in December 2011.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Unless otherwise stated, all amounts discussed below are net of income tax.

MetLife, Inc. completed four debt financings in August 2010 in connection with the ALICO Acquisition, issuing $1.0 billion of 2.375% senior notes, $1.0 billion of 4.75% senior notes, $750 million of 5.875% senior notes, and $250 million of floating rate senior notes. MetLife, Inc. also issued debt securities in November 2010, which are part of the $3.0 billion stated value of common equity units. The proceeds from these debt issuances were used to finance the ALICO Acquisition.

Operating earnings available to common shareholders and operating earnings each increased $43 million, primarily due to higher net investment income, higher operating earnings on invested assets that were funded using the FHLB advances and higher tax credits. These increases were partially offset by an increase in interest expense on debt of $81 million, primarily resulting from the 2010 debt issuances and an increase in other expenses. Lower earnings from the assumed reinsurance of a variable annuity business and the resolutions of certain legal matters in 2010 also decreased operating earnings.

Net investment income, excluding the FHLB and assumed reinsurance which are discussed below and the divested MetLife Bank operations, increased $105 million reflecting an increase of $125 million from higher yields, partially offset by a $20 million decrease from a decline in average invested assets. Yields were primarily impacted by the decline in interest rates, resulting in lower crediting rates on the economic capital invested on the segment’s behalf, partially offset by lower returns on our private equity and alternative investments. Our investments primarily include structured securities, investment grade corporate fixed maturity securities, mortgage loans and U.S. Treasury and agency securities. In addition, our investment portfolio includes the excess capital not allocated to the segments. Accordingly, it includes a higher allocation to certain other invested asset classes to provide additional diversification and opportunity for long–term yield enhancement, including leveraged leases, other limited partnership interests, real estate, real estate joint ventures, FVO and trading securities and equity securities.

Operating earnings on invested assets that were funded using FHLB advances increased $20 million, reflected by increases in net investment income and interest expense on debt, due to growth in long-term FHLB borrowings, primarily associated with growth in mortgages.

Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. Corporate & Other benefited in 2011 from higher tax credits of $133 million over 2010 primarily due to $75 million of charges in 2010 related to the Health Care Act and higher utilization of tax preferenced investments in 2011.

The Company incurred $40 million of expenses related to a liquidation plan filed by the Department of Financial Services for ELNY in the third quarter of 2011. In addition, the Company had higher advertising costs of $15 million and internal resources costs for associates committed to the ALICO Acquisition increased by $13 million. Minor fluctuations in various other expense categories, such as interest on uncertain tax positions, and discretionary spending, such as consulting and postemployment related costs, offset each other and resulted in a small increase to earnings. Additionally, the resolutions of certain legal matters in the prior period resulted in $39 million of lower operating earnings for 2011.

The earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan decreased $35 million. This was primarily due to an increase in benefit liabilities resulting from lower returns in the underlying funds and lower net investment income, partially offset by higher fee income due to business growth.

Effects of Inflation

Management believes that inflation has not had a material effect on the Company’s consolidated results of operations, except insofar as inflation may affect interest rates.

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

Investments

Investment Risks

Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. We are exposed to the following primary sources of investment risk:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•

interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates can result from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control, and will impact the net unrealized gain or loss position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds.

•	liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;

•

market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher other-than-temporary impairments (“OTTI”). Credit spread tightening will reduce net investment income associated with purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio.

•

currency risk, relating to the variability in currency exchange rates for foreign denominated investments. This risk relates to potential decreases in estimated fair value and income resulting from a strengthening or weakening in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and

•

real estate risk, relating to commercial and agricultural real estate, and stemming from factors, which include, but are not limited to, market conditions including the demand and supply of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement.

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. For commercial real estate and agricultural assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our asset and liability management strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile through product design, such as the use of market value adjustment features and surrender charges. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of its products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and equity market risks.

We use purchased credit default swaps to mitigate credit risk in our investment portfolio. Generally, we purchase credit protection by entering into credit default swaps referencing the issuers of specific assets we own. In certain cases, basis risk exists between these credit default swaps and the specific assets we own. For example, we may purchase credit protection on a macro basis to reduce exposure to specific industries or other portfolio concentrations. In such instances, the referenced entities and obligations under the credit default swaps may not be identical to the individual obligors or securities in our investment portfolio. In addition, our purchased credit default swaps may have shorter tenors than the underlying investments they are hedging. However, we dynamically hedge this risk through the rebalancing and rollover of its credit default swaps at their most liquid tenors. We believe that our purchased credit default swaps serve as effective legal and economic hedges of our credit exposure.

We generally enter into market standard purchased and written credit default swap contracts. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring. With respect to credit default contracts on Western European sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association deems that a credit event has occurred.

Current Environment

The global economy and markets continue to be affected by significant stress and volatility, which has adversely affected the financial services sector in particular and global capital markets. As a company with significant operations in the U.S., we are affected by the monetary policy of the Federal Reserve. The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and, more recently, through its asset purchase programs. See “— Industry Trends — Impact of Sustained Low Interest Rate Environment” for information on actions taken by the Federal Reserve Board and central banks around the world to support the economic recovery. See “— Industry Trends — Financial and Economic Environment” for information on actions taken by Japan’s central government and the Bank of Japan to end deflation and achieve sustainable economic growth in Japan. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.

Europe’s Perimeter Region.    During 2012, concerns about the economic conditions, capital markets and the solvency of certain European Union member states, including Europe’s perimeter region and of financial institutions that have significant direct or indirect exposure to their sovereign debt continued to create market volatility. This market volatility will likely continue to affect the performance of various asset classes in 2013, and perhaps longer, until there is an ultimate resolution of these European Union sovereign debt-related concerns. As a result of concerns about the ability of Europe’s perimeter region, to service its sovereign debt, certain countries have experienced credit ratings downgrades. Despite official financial support programs for the most stressed governments in Europe’s perimeter region, including the March 2012 exchange of €177 billion of Greece domestic law sovereign debt with private sector holders in exchange for a package of four new securities issued by Greece and the public sector supported European Financial Stability Facility, concerns about sovereign debt sustainability has expanded to other European Union member states. As a result, in late 2011 and early 2012, several other European Union member states have experienced credit ratings downgrades or have had their credit ratings outlook changed to negative. As summarized below, at December 31, 2012 and 2011, we did not have significant exposure to the sovereign debt of Europe’s perimeter region. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition. The par value, amortized cost and estimated fair value of holdings in sovereign debt of Europe’s perimeter region were $234 million, $62 million and $73 million at December 31, 2012, respectively, and $874 million, $254 million and $264 million at December 31, 2011, respectively. We recorded non-cash impairment charges of $0 and $405 million on our holdings of Greece’s sovereign debt during the years ended December 31, 2012 and 2011, respectively.

European Region Investments. Outside of Europe’s perimeter region, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain European Union member states and other countries in the region that are not members of the European Union (collectively, the “European Region”) were concentrated in the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden, the sovereign debt of which continues to maintain the highest credit ratings from all major rating agencies. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, reducing our holdings through sales of financial services securities during 2010 and 2011 and sales of Europe’s perimeter region sovereign debt in 2011, and by purchasing certain single name credit default protection in 2010 and 2011. Our sales of financial services securities were focused on institutions with exposure to Europe’s perimeter region, lower preference capital structure instruments, and larger positions. Sovereign debt issued by countries outside of Europe’s perimeter region comprised $8.9 billion, or 99% of European Region sovereign fixed maturity securities, at estimated fair value at December 31, 2012. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $25.0 billion, or 75% of European Region total corporate securities, at estimated fair value at December 31, 2012. Of these European Region sovereign fixed maturity and corporate securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities at December 31, 2012. European Region financial services corporate securities at estimated fair value were $8.2 billion, including $6.2 billion within the banking sector, with 93% invested in investment grade rated corporate securities, at December 31, 2012.

Select European Countries – Investment Exposures.    Due to the current level of economic, fiscal and political strain in Europe’s perimeter region and Cyprus, we continually monitor and adjust our level of investment exposure in these countries. We manage direct and indirect investment exposure in these countries through fundamental credit analysis. The following table presents a summary of investments by invested asset class and related purchased credit default protection across Europe’s perimeter region, by country, and Cyprus. We have not written any credit default swaps with an underlying risk related to any of these countries. The information below is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business).

	Summary of Select European Country Investment Exposure at December 31, 2012
	Fixed maturity securities (1)
	Sovereign	Financial Services	Non-Financial Services	Total	All Other General Account Investment Exposure (2)	Total Exposure (3)%		Purchased Credit Default Protection (4)	Net Exposure	%
					(In millions)
Europe’s perimeter region:
Portugal	$—	$—	$55	$55	$8	$63	2%	$—	$63	2%
Italy	4	81	727	812	73	885	25	(3)	882	25
Ireland	—	18	218	236	1,383	1,619	45	—	1,619	45
Greece	69	—	—	69	160	229	6	—	229	6
Spain	—	95	527	622	43	665	19	—	665	19

Total Europe’s perimeter region	73	194	1,527	1,794	1,667	3,461	97	(3)	3,458	97

Cyprus	75	—	—	75	21	96	3	—	96	3

Total	$148	$194	$1,527	$1,869	$1,688	$3,557	100%	$(3)	$3,554	100%

As percent of total cash and invested assets	0.0%	0.0%	0.3%	0.3%	0.3%	0.6%		0.0%	0.6%
Investment grade percent	3%	94%	90%	84%
Non investment grade percent	97%	6%	10%	16%

(1)	Presented at estimated fair value. The par value and amortized cost of the fixed maturity securities were $2.1 billion and $1.8 billion, respectively, at December 31, 2012.

(2)

Comprised of equity securities, FVO general account securities, real estate and real estate joint ventures, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements for an explanation of the carrying value for these invested asset classes. Excludes FVO contractholder-directed unit-linked investments of $730 million, which support unit-linked variable annuity type liabilities and do not qualify for separate account summary total assets and liabilities. The contractholder, and not the Company, directs the investment of these funds. The related variable annuity type liability is satisfied from the contractholder’s account balance and not from our general account investments.

(3)	For Greece, the Company had $1 million of commitments to fund partnership investments at December 31, 2012.

(4)

Purchased credit default protection is stated at the estimated fair value of the swap. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of $3 million at December 31, 2012. The counterparties to these swaps are financial institutions with Standard & Poor’s Ratings Services (“S&P”) credit ratings ranging from A+ to A as of December 31, 2012.

Rating Actions — U.S. Treasury Securities. As a result of a special Congressional committee failing to agree on certain deficit-reduction measures in August 2011, S&P downgraded the AAA rating on U.S. Treasury securities to AA+. We continue to closely evaluate the implications on our investment portfolio of further rating agency downgrades of U.S. Treasury securities and believe our investment portfolio is well positioned.

Current Environment - Summary. All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses) and net derivative gains (losses), level of unrealized gains and (losses) within the various asset classes within our investment portfolio and our allocation to lower yielding cash equivalents and short-term investments. See “— Industry Trends” and “Risk Factors – Economic Environment and Capital Markets-Related Risks – If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”

Investment Portfolio Results

The following yield table presents the yield and investment income (loss) for our investment portfolio for the periods indicated. As described in the footnotes below, this table reflects certain differences from the presentation of net investment income presented in the GAAP consolidated statements of operations. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Years Ended December 31,
	2012			2011			2010
	Yield% (1)		Amount	Yield% (1)		Amount	Yield% (1)		Amount
			(In millions)			(In millions)			(In millions)
Fixed maturity securities (2)(3)	4.85	%	$15,243	4.94	%	$15,016	5.54	%	$12,567
Mortgage loans (3)	5.64	%	3,190	5.53	%	3,162	5.51	%	2,821
Real estate and real estate joint ventures	4.59	%	401	3.76	%	307	1.10	%	77
Policy loans	5.25	%	626	5.43	%	641	6.38	%	649
Equity securities	4.60	%	133	4.44	%	141	4.40	%	128
Other limited partnerships	12.76	%	845	10.58	%	681	14.99	%	879
Cash and short-term investments	0.69	%	143	1.04	%	155	0.61	%	81
Other invested assets			595			439			481

Total before investment fees and expenses	4.96	%	21,176	5.00	%	20,542	5.51	%	17,683
Investment fees and expenses	(0.13)		(554)	(0.13)		(546)	(0.14)		(465)

Net investment income including Divested Businesses	4.83	%	20,622	4.87	%	19,996	5.37	%	17,218

Less: net investment income from Divested Businesses (4)			(150)			(358)			(365)

Net investment income (5)			$20,472			$19,638			$16,853

(1)

Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects GAAP adjustments presented in footnote (5) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating under GAAP certain variable interest entities (“VIEs”) that are treated as consolidated securitization entities (“CSEs”), contractholder-directed unit-linked investments and securitized reverse residential mortgage loans. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income (loss) includes amounts for FVO and trading securities of $88 million, $31 million and $234 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)

Yield calculations include the net investment income and ending carrying values of the Divested Businesses. The net investment income adjustment for the Divested Businesses for the year ended December 31, 2012 of $150 million excludes $177 million of securitized reverse residential mortgage loans that were included in the Divested Businesses adjustment of $327 million presented below. For further information on Divested Businesses, see Note 2 of the Notes to the Consolidated Financial Statements.

(5)

Net investment income presented in the yield table varies from the most directly comparable measure presented in the GAAP consolidated statements of operations due to certain reclassifications and excludes the effects of consolidating under GAAP certain VIEs that are treated as CSEs and contractholder-directed unit-linked investments. Such reclassifications are presented in the table below.

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Net investment income — in the above yield table	$20,472	$19,638	$16,853
Real estate discontinued operations	(3)	(10)	(9)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(448)	(249)	(208)
Equity method operating joint ventures	—	(23)	(130)
Net investment income on contractholder-directed unit-linked investments — reported within FVO and trading securities	1,473	(453)	211
Divested Businesses	327	358	365
Incremental net investment income from CSEs	163	324	411

Net investment income — GAAP consolidated statements of operations	$21,984	$19,585	$17,493

See “— Results of Operations — Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011” and “—Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010,” for analyses of the year over year changes in net investment income.

Fixed Maturity and Equity Securities AFS

Fixed maturity securities AFS, which consisted principally of publicly traded and privately placed fixed maturity securities and redeemable preferred stock, were $374.3 billion and $350.3 billion at estimated fair value, or 70% and 67% of total cash and invested assets, at December 31, 2012 and 2011, respectively. Publicly-traded fixed maturity securities represented $323.8 billion and $303.6 billion of total fixed maturity securities at estimated fair value at December 31, 2012 and 2011, respectively, or 87% of total fixed maturity securities, at both December 31, 2012 and 2011. Privately placed fixed maturity securities represented $50.5 billion and $46.7 billion, at December 31, 2012 and 2011, respectively, or 13% of total fixed maturity securities at estimated fair value, at both December 31, 2012 and 2011.

Equity securities AFS, which consisted principally of publicly traded and privately held common and non-redeemable preferred stocks, including certain perpetual hybrid securities and mutual fund interests, were $2.9 billion and $3.0 billion at estimated fair value, or 0.5% and 0.6% of total cash and invested assets, at December 31, 2012 and 2011, respectively. Publicly-traded equity securities represented $1.8 billion and $1.7 billion at estimated fair value, or 62% and 57% of total equity securities, at December 31, 2012 and 2011, respectively. Privately-held equity securities represented $1.1 billion and $1.3 billion at estimated fair value, or 38% and 43% of total equity securities, at December 31, 2012 and 2011, respectively.

Included within fixed maturity and equity securities were $1.3 billion and $1.5 billion of perpetual securities, at estimated fair value, at December 31, 2012 and 2011, respectively. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).

Included within fixed maturity securities were $1.6 billion and $1.9 billion of redeemable preferred stock at estimated fair value at December 31, 2012 and 2011, respectively. These securities, which have stated maturity dates and cumulative interest deferral features, are commonly referred to as “capital securities,” and are primarily issued by U.S. financial institutions.

Valuation of Securities. We are responsible for the determination of estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations; whereas for privately placed securities, estimated fair value is determined after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services after we determine their use of available observable market data. For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management will value the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2012.

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

We also apply a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If we conclude that prices received from independent pricing services are not reflective of market activity or representative of estimated fair value, we will seek independent non-binding broker quotes or use an internally developed valuation to override these prices. Our internally developed valuations of current estimated fair value, which reflect our estimates of liquidity and nonperformance risks, compared with pricing received from the independent pricing services, did not produce material differences for the vast majority of our fixed maturity securities portfolio. This is, in part, because our internal estimates of liquidity and nonperformance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used. As a result, we generally use the price provided by the independent pricing service under our normal pricing protocol.

We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of its securities. Based on the results of this review and investment class analyses, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding the valuation techniques and inputs by level within the three level fair value hierarchy by major classes of invested assets.

Fair Value of Fixed Maturity and Equity Securities – AFS. Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	December 31, 2012
	Fixed Maturity Securities		Equity Securities
	(In millions)
Level 1:
Quoted prices in active markets for identical assets	$27,441	7.3%	$932	32.2%

Level 2:
Independent pricing source	285,873	76.4	413	14.3
Internal matrix pricing or discounted cash flow techniques	38,532	10.3	937	32.4

Significant other observable inputs	324,405	86.7	1,350	46.7

Level 3:
Independent pricing source	8,294	2.2	492	17.0
Internal matrix pricing or discounted cash flow techniques	12,167	3.3	104	3.6
Independent broker quotations	1,959	0.5	13	0.5

Significant unobservable inputs	22,420	6.0	609	21.1

Total estimated fair value	$374,266	100.0%	$2,891	100.0%

See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2012 are as follows:

•

The majority of the Level 3 fixed maturity and equity securities AFS (92%) were concentrated in five sectors: U.S. and foreign corporate securities, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and foreign government securities.

•

Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: alternative residential mortgage loan (“Alt-A”) and sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities); less liquid ABS and foreign government securities.

•

During the year ended December 31, 2012, Level 3 fixed maturity securities increased by $4.7 billion, or 26%. The increase was driven by net purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”). The net purchases in excess of sales of fixed maturity securities was concentrated in ABS and foreign corporate securities, and the increase in estimated fair value recognized in OCI for fixed maturity securities was concentrated in U.S. and foreign corporate securities and RMBS.

See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs. Total gains and losses in earnings and OCI are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 during the same period are excluded from the rollforward. Total gains (losses) for fixed maturity securities included in OCI subsequent to their transfer into Level 3 was $9 million for the year ended December 31, 2012. There were no gains (losses) included in earnings for fixed maturity securities subsequent to their transfer into Level 3 for the year ended December 31, 2012.

An analysis of transfers into and/or out of Level 3 for the year ended December 31, 2012 is presented in Note 10 of the Notes to Consolidated Financial Statements.

See “— Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” for further information on the estimates and assumptions that affect the amounts reported above. See Note 10 of the Notes to the Consolidated Financial Statements for further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above.

Fixed Maturity Securities AFS. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further information about fixed maturity securities AFS.

Fixed Maturity Securities Credit Quality — Ratings. The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no rating is available from the NAIC, then as permitted by the NAIC, an internally developed rating is used. The NAIC ratings are generally similar to the credit quality designations of the Nationally Recognized Statistical Ratings Organizations (“NRSRO”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s, S&P, Fitch Ratings (“Fitch”), Dominion Bond Rating Service, A.M. Best Company, Kroll Bond Rating Agency and Realpoint, LLC. If no rating is available from a rating agency, then an internally developed rating is used.

The NAIC has adopted revised rating methodologies for certain structured securities comprised of non-agency RMBS, commercial mortgage-backed securities (“CMBS”) and ABS. The NAIC’s objective with the revised rating methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities. We apply the revised NAIC rating methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC rating methodologies on an annual basis. If such insurance subsidiaries of our acquired structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed rating is used until a final rating becomes available.

The following table presents total fixed maturity securities by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		December 31,
		2012				2011
NAIC Rating	Rating Agency Designation	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
			(In millions)				(In millions)
1	Aaa/Aa/A	$234,371	$24,197	$258,568	69.1%	$230,195	$16,591	$246,786	70.5%
2	Baa	81,530	8,663	90,193	24.1	73,352	5,179	78,531	22.4

	Subtotal investment grade	315,901	32,860	348,761	93.2	303,547	21,770	325,317	92.9
3	Ba	13,882	552	14,434	3.8	14,604	(229)	14,375	4.1
4	B	9,470	137	9,607	2.6	9,437	(588)	8,849	2.5
5	Caa and lower	1,543	(164)	1,379	0.4	2,142	(474)	1,668	0.5
6	In or near default	74	11	85	—	81	(19)	62	—

	Subtotal below investment grade	24,969	536	25,505	6.8	26,264	(1,310)	24,954	7.1

	Total fixed maturity securities	$340,870	$33,396	$374,266	100.0%	$329,811	$20,460	$350,271	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2012:
U.S. corporate	$51,648	$48,622	$8,597	$4,831	$380	$48	$114,126
Foreign corporate	31,937	30,509	3,249	1,418	66	5	67,184
Foreign government	46,314	8,501	933	1,504	84	—	57,336
U.S. Treasury and agency	47,967	—	—	—	—	—	47,967
RMBS	32,377	894	1,582	1,809	790	27	37,479
CMBS	18,843	193	43	11	39	—	19,129
ABS	15,247	673	18	34	20	5	15,997
State and political subdivision	14,235	801	12	—	—	—	15,048

Total fixed maturity securities	$258,568	$90,193	$14,434	$9,607	$1,379	$85	$374,266

Percentage of total	69.1%	24.1%	3.8%	2.6%	0.4%	—%	100.0%

December 31, 2011:
U.S. corporate	$51,045	$41,533	$8,677	$4,257	$271	$2	$105,785
Foreign corporate	33,403	26,383	2,915	1,173	140	4	64,018
Foreign government	42,360	7,553	1,146	1,281	196	—	52,536
U.S. Treasury and agency	40,012	—	—	—	—	—	40,012
RMBS	36,699	1,477	1,450	2,026	933	52	42,637
CMBS	18,403	388	125	57	96	—	19,069
ABS	12,507	355	39	50	24	4	12,979
State and political subdivision	12,357	842	23	5	8	—	13,235

Total fixed maturity securities	$246,786	$78,531	$14,375	$8,849	$1,668	$62	$350,271

Percentage of total	70.5%	22.4%	4.1%	2.5%	0.5%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities.  We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both December 31, 2012 and 2011. The tables below present information for U.S. and foreign corporate securities at:

	December 31,
	2012		2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$67,184	37.1%	$64,018	37.7%
U.S. corporate fixed maturity securities — by industry:
Consumer	29,852	16.4	26,739	15.7
Industrial	29,324	16.2	26,962	15.9
Finance	21,857	12.1	20,854	12.3
Utility	20,216	11.1	19,508	11.5
Communications	9,084	5.0	8,178	4.8
Other	3,793	2.1	3,544	2.1

Total	$181,310	100.0%	$169,803	100.0%

(1)	Includes both U.S. dollar and foreign denominated securities.

Structured Securities.  We held $72.6 billion and $74.7 billion of structured securities, at estimated fair value, at December 31, 2012 and 2011, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS.  The table below presents information about RMBS at:

	December 31,
	2012			2011
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$20,567	54.9%	$889	$23,392	54.9%	$(341)
Pass-through securities	16,912	45.1	924	19,245	45.1	886

Total RMBS	$37,479	100.0%	$1,813	$42,637	100.0%	$545

By risk profile:
Agency	$26,369	70.4%	$1,944	$31,055	72.8%	$2,074
Prime	4,206	11.2	101	5,959	14.0	(310)
Alt-A	4,950	13.2	(154)	4,648	10.9	(872)
Sub-prime	1,954	5.2	(78)	975	2.3	(347)

Total RMBS	$37,479	100.0%	$1,813	$42,637	100.0%	$545

Ratings profile:
Rated Aaa/AAA	$26,555	70.9%		$31,690	74.3%
Rated NAIC 1	$32,377	86.4%		$36,699	86.1%

Collateralized mortgage obligations are a type of mortgage-backed security structured by dividing the cash flows of mortgages into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are a type of asset-backed security that are secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments and, for a fee, remits or passes these payments through to the holders of the pass-through securities.

The majority of RMBS we hold are Agency RMBS. The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were rated NAIC 1 by the NAIC at December 31, 2012 and 2011. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or GNMA. Non-agency RMBS include prime, Alt-A and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. Included within prime and Alt-A RMBS are resecuritization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the resecuritization.

At December 31, 2012 and 2011, our Alt-A securities portfolio had no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. Our Alt-A securities portfolio was comprised primarily of fixed rate mortgages (94% and 93% at December 31, 2012 and 2011, respectively) which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market.

Historically, we have managed our exposure to sub-prime RMBS holdings by reducing our overall exposure, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. At December 31, 2012 and 2011, approximately 53% and 79%, respectively, of our sub-prime RMBS holdings were in a vintage year of 2005 or prior. These older vintage years benefit from better underwriting, improved credit enhancement levels and higher residential property price appreciation. In 2012, we increased our exposure to sub-prime RMBS by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The 2012 sub-prime RMBS purchases are performing within our expectations and were in an unrealized gain position of $59 million at December 31, 2012.

CMBS. The following tables present our CMBS holdings by rating agency designation and by vintage year at:

	December 31, 2012
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$2,957	$2,997	$113	$114	$82	$82	$37	$36	$33	$33	$3,222	$3,262
2004	3,466	3,606	380	401	97	99	52	51	21	9	4,016	4,166
2005	3,348	3,636	303	329	275	296	144	142	—	—	4,070	4,403
2006	2,283	2,484	263	284	44	44	47	50	38	36	2,675	2,898
2007	1,070	1,143	112	117	87	95	194	187	20	21	1,483	1,563
2008 - 2010	2	3	—	—	—	—	56	60	26	24	84	87
2011	598	650	12	11	108	112	—	—	7	6	725	779
2012	524	559	403	417	939	956	—	—	36	39	1,902	1,971

Total	$14,248	$15,078	$1,586	$1,673	$1,632	$1,684	$530	$526	$181	$168	$18,177	$19,129

Ratings Distribution		78.8%		8.7%		8.8%		2.8%		0.9%		100.0%

	December 31, 2011
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$5,574	$5,677	$176	$176	$91	$88	$54	$52	$29	$27	$5,924	$6,020
2004	3,586	3,730	430	440	135	129	83	80	32	25	4,266	4,404
2005	3,081	3,318	427	432	277	269	184	175	31	28	4,000	4,222
2006	1,712	1,835	245	237	89	83	118	110	123	106	2,287	2,371
2007	643	665	395	332	163	138	67	71	94	88	1,362	1,294
2008 - 2010	3	3	—	—	—	—	60	66	25	27	88	96
2011	536	557	1	1	92	96	—	—	9	8	638	662

Total	$15,135	$15,785	$1,674	$1,618	$847	$803	$566	$554	$343	$309	$18,565	$19,069

Ratings Distribution		82.8%		8.5%		4.2%		2.9%		1.6%		100.0%

The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC. CMBS rated NAIC 1 were 98.5% and 96.5% of total CMBS at December 31, 2012 and 2011, respectively.

ABS. Our ABS are diversified both by collateral type and by issuer. The following table presents information about our ABS holdings at:

	December 31,
	2012			2011
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Foreign residential loans	$3,811	23.8%	$88	$1,771	13.7%	$(31)
Credit card loans	2,640	16.5	106	4,038	31.1	141
Student loans	2,480	15.5	14	2,434	18.8	(30)
Automobile loans	2,454	15.4	28	977	7.5	5
Collateralized debt obligations	2,453	15.3	(68)	2,575	19.8	(163)
Equipment loans	597	3.7	22	330	2.5	31
Other loans	1,562	9.8	45	854	6.6	8

Total	$15,997	100.0%	$235	$12,979	100.0%	$(39)

Ratings profile:
Rated Aaa/AAA	$10,405	65.0%		$8,223	63.4%
Rated NAIC 1	$15,247	95.3%		$12,507	96.4%

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities and equity securities AFS for OTTI and evaluation of temporarily impaired AFS securities.

OTTI Losses on Fixed Maturity and Equity Securities AFS Recognized in Earnings

See Note 8 of the Notes to the Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings. Impairments of fixed maturity and equity securities were $351 million, $1.0 billion and $484 million for the years ended December 31,

2012, 2011 and 2010, respectively. Impairments of fixed maturity securities were $317 million, $955 million and $470 million for the years ended December 31, 2012, 2011 and 2010, respectively. Impairments of equity securities were $34 million, $60 million and $14 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Credit-related impairments of fixed maturity securities were $223 million, $645 million and $423 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Explanations of changes in fixed maturity and equity securities impairments are as follows:

•

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $351 million for the current year as compared to $1.0 billion in the prior year. The most significant decrease in the current period, as compared to the prior period, was in foreign government securities primarily attributable to prior year impairments on Greece sovereign debt securities of $405 million as a result of the reduction in the expected recoverable amount (see “— Investments — Current Environment”) and intent-to-sell fixed maturity security OTTI on other sovereign debt securities due to the repositioning of the acquired ALICO portfolio into longer duration and higher yielding investments, resulting in total sovereign debt securities impairments of $486 million recognized in 2011. In addition, intent-to-sell OTTI related to the Divested Businesses of $154 million were recognized in 2011 primarily concentrated in the RMBS sector, while utility industry impairments within U.S. and foreign corporate securities increased $51 million in the current year.

•

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $1.0 billion for the current year as compared to $484 million in the prior year. The increase in OTTI losses on fixed maturity and equity securities primarily reflects impairments on Greece sovereign debt securities, repositioning of the acquired ALICO portfolio, and impairments related to Divested Businesses, as discussed above. These increased impairments were partially offset by decreased impairments in the CMBS, ABS and corporate sectors, reflecting improving economic fundamentals.

Future Impairments. Future OTTIs will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals or certain of the above factors deteriorate, additional OTTIs may be incurred in upcoming periods.

FVO and Trading Securities

FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held for investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs (former qualifying special purpose entities). We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $16.3 billion and $18.3 billion at estimated fair value, or 3.1% and 3.5% of total cash and invested assets, at December 31, 2012 and 2011, respectively. See Note 10 of the Notes to the Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

Securities Lending

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, equity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.

See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses – Securities Lending” and Note 8 of the Notes to the Consolidated Financial Statements for financial information regarding our securities lending program.

Mortgage Loans

Our mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $57.0 billion and $72.1 billion, or 10.7% and 13.8% of total cash and invested assets, at December 31, 2012 and 2011, respectively. See Note 8 of the Notes to the Consolidated Financial Statements for a table that presents our mortgage loans held-for-investment of $56.6 billion and $56.9 billion by portfolio segment at December 31, 2012 and 2011, respectively, as well as the components of the mortgage loans held-for-sale of $414 million and $15.2 billion at December 31, 2012 and 2011, respectively. We originated $9.6 billion and $11.1 billion of commercial mortgage loans during the years ended December 31, 2012 and 2011, respectively. We originated $3.0 billion and $2.8 billion of agricultural mortgage loans during the years ended December 31, 2012 and 2011, respectively. The information presented below excludes the effects of consolidating certain VIEs that are treated as CSEs and securitized reverse residential mortgage loans. Such amounts are presented in the aforementioned table.

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans, 89% are collateralized by properties located in the U.S., with the remaining 11% collateralized by properties located outside the U.S., calculated as a percent of the total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at December 31, 2012. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 11% and 7%, respectively, of total mortgage loans held for investment (excluding commercial mortgage loans held by CSEs) at December 31, 2012. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as it represented approximately 75% of total mortgage loans held-for-investment (excluding the effects of consolidating certain VIEs that are treated as CSEs) at both December 31, 2012 and 2011. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment:

	December 31,
	2012		2011
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
South Atlantic	$7,969	19.7%	$9,022	22.3%
Pacific	7,932	19.6	8,209	20.3
Middle Atlantic	6,780	16.7	6,370	15.8
International	5,567	13.8	4,713	11.7
West South Central	3,436	8.5	3,220	8.0
East North Central	3,026	7.5	2,984	7.3
New England	1,489	3.7	1,563	3.9
Mountain	906	2.2	746	1.8
East South Central	457	1.1	487	1.2
West North Central	288	0.7	365	0.9
Multi-Region and Other	2,622	6.5	2,761	6.8

Total recorded investment	40,472	100.0%	40,440	100.0%

Less: valuation allowances	293		398

Carrying value, net of valuation allowances	$40,179		$40,042

Property Type:
Office	$18,012	44.5%	$18,582	45.9%
Retail	9,445	23.3	9,524	23.6
Apartment	3,944	9.8	4,011	9.9
Hotel	3,355	8.3	3,114	7.7
Industrial	3,159	7.8	3,102	7.7
Other	2,557	6.3	2,107	5.2

Total recorded investment	40,472	100.0%	40,440	100.0%

Less: valuation allowances	293		398

Carrying value, net of valuation allowances	$40,179		$40,042

Mortgage Loan Credit Quality — Restructured, Potentially Delinquent, Delinquent or Under Foreclosure.  We monitor our mortgage loan investments on an ongoing basis, including reviewing loans that are restructured, potentially delinquent, and delinquent or under foreclosure. These loan classifications are consistent with those used in industry practice.

We define restructured mortgage loans as loans in which we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession to the debtor that we would not otherwise consider. We define potentially delinquent loans as loans that, in management’s opinion, have a high probability of becoming delinquent in the near term. We define delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial and residential — 60 days or more and agricultural — 90 days or more. We define mortgage loans under foreclosure as loans in which foreclosure proceedings have formally commenced.

The following table presents the recorded investment and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications:

	December 31,
	2012				2011
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(In millions)		(In millions)		(In millions)		(In millions)
Commercial:
Performing	$40,064	99.0%	$214	0.5%	$40,106	99.1%	$339	0.8%
Restructured (1)	406	1.0	79	19.5%	248	0.6	44	17.7%
Potentially delinquent	—	—	—	—%	23	0.1	15	65.2%
Delinquent or under foreclosure	2	—	—	—%	63	0.2	—	—%

Total	$40,472	100.0%	$293	0.7%	$40,440	100.0%	$398	1.0%

Agricultural:
Performing	$12,657	98.6%	$31	0.2%	$12,899	98.3%	$41	0.3%
Restructured (2)	64	0.5	8	12.5%	58	0.4	7	12.1%
Potentially delinquent	6	—	—	—%	25	0.2	4	16.0%
Delinquent or under foreclosure (2)	116	0.9	13	11.2%	147	1.1	29	19.7%

Total	$12,843	100.0%	$52	0.4%	$13,129	100.0%	$81	0.6%

Residential:
Performing	$929	97.0%	$—	—%	$664	96.4%	$1	0.2%
Delinquent or under foreclosure (3)	29	3.0	2	6.9%	25	3.6	1	4.0%

Total	$958	100.0%	$2	0.2%	$689	100.0%	$2	0.3%

(1)	As of December 31, 2012 and 2011, restructured commercial mortgage loans were comprised of nine and 10 restructured loans, respectively, all of which were performing.

(2)

As of December 31, 2012 and 2011, restructured agricultural mortgage loans were comprised of 15 and 11 restructured loans, respectively, all of which were performing. There were no restructured agricultural mortgage loans classified as delinquent or under foreclosure as of December 31, 2012. Additionally, as of December 31, 2011, delinquent or under foreclosure agricultural mortgage loans included four restructured loans with a recorded investment of $13 million, which were not performing.

(3)	There were no restructured residential mortgage loans at December 31, 2012 and 2011.

See also Note 8 of the Notes to the Consolidated Financial Statements for tables that present, by portfolio segment, mortgage loans by credit quality indicator, impaired mortgage loans, past due and nonaccrual mortgage loans, as well as loans modified through troubled debt restructurings.

Mortgage Loan Credit Quality — Monitoring Process — Commercial and Agricultural Mortgage Loans.  We review all commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and property type basis.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 57% and 61% at December 31, 2012 and 2011, respectively, and our average debt service coverage ratio was 2.2x at December 31, 2012, as compared to 2.1x at December 31, 2011. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 46% and 48% at December 31, 2012 and 2011, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Mortgage Loan Valuation Allowances.  Our valuation allowances are established both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses.

The determination of the amount of, and additions or decreases to, valuation allowances is based upon our periodic evaluation and assessment of known and inherent risks associated with its loan portfolios. Such evaluations and assessments are based upon several factors, including our experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the valuation allowance. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the valuation allowance.

See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the years ended December 31, 2012, 2011 and 2010.

Real Estate and Real Estate Joint Ventures

We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 83% were located in the United States, with the remaining 17% located outside the United States, at December 31, 2012. The three locations with the largest real estate investments were California, Japan and Florida at 20%, 14%, and 11%, respectively, at December 31, 2012.

Real estate investments by type consisted of the following:

	December 31,
	2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$8,488	85.6%	$5,836	68.2%
Real estate joint ventures and funds	941	9.5	2,340	27.3

Subtotal	9,429	95.1	8,176	95.5
Foreclosed (commercial, agricultural and residential)	488	4.9	264	3.1

Real estate held-for-investment	9,917	100.0	8,440	98.6
Real estate held-for-sale	1	—	123	1.4

Total real estate and real estate joint ventures	$9,918	100.0%	$8,563	100.0%

We classify within traditional real estate our investment in income-producing real estate, which is comprised primarily of wholly-owned real estate and, to a much lesser extent, joint ventures with interests in single property income-producing real estate. The estimated fair value of the traditional real estate investment portfolio was $10.7 billion and $7.6 billion at December 31, 2012 and 2011, respectively. We classify within real estate joint ventures and funds, our investments in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as our investments in real estate private equity funds. From time to time, we transfer investments from these joint ventures to traditional real estate, if we retain an interest in the joint venture after a completed property commences operations and we intend to retain an interest in the property.

Real estate and real estate joint venture investments by property type are categorized by sector as follows:

	December 31,
	2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Office	$5,789	58.4%	$5,089	59.4%
Apartment	1,717	17.3	1,610	18.8
Industrial	598	6.0	427	5.0
Real estate investment funds	451	4.6	562	6.6
Retail	416	4.2	332	3.9
Hotel	372	3.7	218	2.5
Land	265	2.7	126	1.5
Agriculture	8	0.1	14	0.2
Other	302	3.0	185	2.1

Total real estate and real estate joint ventures	$9,918	100.0%	$8,563	100.0%

We committed to acquire $2.9 billion and $1.1 billion of equity real estate during the years ended December 31, 2012 and 2011, respectively. Impairments recognized on real estate and real estate joint ventures were $20 million, $2 million and $49 million for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense on real estate investments was $168 million, $164 million and $151 million for the years ended December 31, 2012, 2011 and 2010, respectively. Real estate investments are net of accumulated depreciation of $1.3 billion at both December 31, 2012 and 2011.

Other Limited Partnership Interests

The carrying value of other limited partnership interests was $6.7 billion and $6.4 billion at December 31, 2012 and 2011 respectively, which included $1.4 billion and $1.1 billion of hedge funds, at December 31, 2012 and 2011, respectively.

Other Invested Assets

The following table presents the carrying value of our other invested assets by type:

	December 31,
	2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total

	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$13,777	65.2%	$16,200	68.7%
Tax credit partnerships	2,268	10.7	1,531	6.5
Leveraged leases, net of non-recourse debt	1,998	9.4	2,248	9.5
Funds withheld	641	3.0	608	2.6
Joint venture investments	180	0.9	171	0.7
MSRs	—	—	666	2.8
Other	2,281	10.8	2,157	9.2

Total	$21,145	100.0%	$23,581	100.0%

Leveraged lease impairments were $203 million and $4 million for the years ended December 31, 2012 and 2011, respectively.

See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding leveraged leases and the freestanding derivatives with positive estimated fair values, respectively. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of income tax credits, and are accounted for under the equity method or under the effective yield method. See Note 10 of the Notes to the Consolidated Financial Statements for activity rollforwards for MSRs. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. Joint venture investments are accounted for under the equity method and represent our investment in insurance underwriting joint ventures in Chile, China and Korea.

Our private placement unit originated $8.1 billion and $8.8 billion of private investments, comprised primarily of certain privately placed fixed maturity securities, tax credit partnerships and lease investments, during the years ended December 31, 2012 and 2011, respectively. The carrying value of such private investments included within our consolidated balance sheets was $52.9 billion and $49.1 billion at December 31, 2012 and 2011, respectively.

Short-term Investments and Cash Equivalents

The carrying value of short-term investments, which approximates estimated fair value, was $16.9 billion and $17.3 billion, or 3.2% and 3.3% of total cash and invested assets, at December 31, 2012 and 2011, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $6.1 billion and $5.0 billion, or 1.1% and 1.0% of total cash and invested assets, at December 31, 2012 and 2011, respectively.

Derivatives

Derivatives.  We are exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit, and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 9 of the Notes to Consolidated Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•

Information about the notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2012 and 2011.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2012, 2011, and 2010.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about our use of derivatives by major hedge program.

Fair Value Hierarchy. See Note 10 of the Notes to the Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.

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

Derivatives categorized as Level 3 at December 31, 2012 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity options with unobservable correlation inputs or that are priced through independent broker quotations. At December 31, 2012 and 2011, less than 1% and 5%, respectively, of the net derivative estimated fair value was priced through independent broker quotations.

See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

Level 3 derivatives had a ($571) million gain/(loss) recognized in net income (loss) for the year ended December 31, 2012. This loss primarily relates to certain purchased equity options that are valued using models dependent on an unobservable market correlation input and equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread. The unobservable equity variance spread is calculated from a comparison between broker offered variance swap volatility and observable plain vanilla equity option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations. The primary drivers of the loss during the year ended December 31, 2012 were significant decreases in equity volatility, both historical and implied, and increases in equity index levels, which in total accounted for approximately 79% of the loss. Changes in the unobservable inputs accounted for approximately 21% of the loss.

See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect derivatives.

Credit Risk. See Note 9 of the Notes to Consolidated Financial Statements for information about how we manage credit risk related to its freestanding derivatives, including the use of master netting agreements and collateral arrangements.

Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the consolidated balance sheets, and does not affect our legal right of offset. The estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at December 31, 2012:

	December 31, 2012
	Net Derivative Assets	Net Derivative Liabilities
	(In millions)
Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements (1)	$9,486	$918
Cash collateral on OTC Derivatives	(5,960)	(1)

Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements and Cash Collateral (1)	3,526	917
Securities Collateral on OTC Derivatives (2)	(3,687)	(875)

Estimated Fair Value of OTC Derivatives After Application of Master Netting Agreements and Cash and Securities Collateral (1)	(161)	42
Estimated Fair Value of Exchange-Traded Derivatives	—	151

Total Estimated Fair Value of Derivatives After Application of Master Netting Agreements and Cash and Securities Collateral (1), (3)	$(161)	$193

(1) Includes income accruals on derivatives.

(2) The collateral is held in separate custodial accounts and is not recorded on our consolidated balance sheets.

(3) The negative asset value is due to the customary delay in the timing of collateral movements.

Credit Derivatives. See Note 9 of the Notes to Consolidated Financial Statements for information about the estimated fair value and maximum amount at risk related to our written credit default swaps.

Embedded Derivatives. See Note 10 of the Notes to the Consolidated Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.

See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

See Note 9 of the Notes to the Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.

See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.

Off-Balance Sheet Arrangements

Credit and Committed Facilities

We maintain unsecured credit facilities and committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” for further descriptions of such arrangements.

Collateral for Securities Lending, Repurchase Program and Derivatives

We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. We have non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $104 million and $371 million at estimated fair value at December 31, 2012 and 2011, respectively. See “— Investments — Securities Lending” and “Securities Lending” in Note 1 of the Notes to the Consolidated Financial Statements for discussion of our securities lending program and the classification of revenues and expenses and the nature of the secured financing arrangement and associated liability.

We also participate in a third-party custodian administered repurchase program for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with the third-party custodian. The estimated fair value of securities loaned in connection with these transactions was $729 million and $506 million at December 31, 2012 and 2011, respectively. Non-cash collateral on deposit with the third-party custodian on our behalf was $785 million and $551 million at December 31, 2012 and 2011, respectively, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets.

We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $3.7 billion and $2.5 billion at December 31, 2012 and 2011, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and “Derivatives” in Note 9 of the Notes to the Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

Lease Commitments

As lessee, we have entered into various lease and sublease agreements for office space, information technology and other equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — The Company — Contractual Obligations” and Note 21 of the Notes to the Consolidated Financial Statements.

Guarantees

See “Guarantees” in Note 21 of the Notes to the Consolidated Financial Statements.

Other

Additionally, we have the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: commitments to fund partnership investments; mortgage loan commitments; and commitments to fund bank credit facilities, bridge loans and private corporate bond investments.

See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities Available-for-Sale,” “Mortgage Loans,” “Real Estate and Real Estate Joint Ventures,” and “Other Limited Partnerships” in Note 8 of the Notes to the Consolidated Financial Statements for information on our investments in fixed maturity securities, mortgage loans and partnership investments.

Other than the commitments disclosed in Note 21 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments. See “— Liquidity and Capital Resources — The Company — Contractual Obligations.”

In addition, see “Primary Risks Managed by Derivatives and Non-Derivatives” in Note 9 of the Notes to the Consolidated Financial Statements for further information on interest rate lock commitments.

Insolvency Assessments

See Note 21 of the Notes to the Consolidated Financial Statements.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “— Summary of Critical Accounting Estimates.”

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of actuarial liabilities, we cannot precisely determine the amounts that will ultimately be paid with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.

Our actuarial liabilities for future benefits are adequate to cover the ultimate benefits required to be paid to policyholders. We periodically review our estimates of actuarial liabilities for future benefits and compare them with our actual experience. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such an increase could adversely affect our earnings and have a material adverse effect on our business, results of operations and financial condition.

Insurance regulators in many of the non-U.S. countries in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “Business — International Regulation.”

We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, results of operations, and financial condition. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes and acts of terrorism, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.

Future Policy Benefits

We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information. See also “ — Industry Trends — Interest Rate Stress Scenario” and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment follows.

Retail. For the Retail Life & Other business, future policy benefits are comprised mainly of liabilities for traditional life and for universal and variable life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on new individual life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. We have entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For the Retail Annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Group, Voluntary & Worksite Benefits. With the exception of our property & casualty products, future policy benefits for our Group and Voluntary & Worksite businesses are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, LTC policies, active life policies and premium stabilization and other contingency liabilities held under life insurance contracts. For our property & casualty products, future policy benefits include unearned premium reserves and liabilities for unpaid claims and claim expenses and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liabilities for unpaid claims are estimated based upon assumptions such as rates of claim frequencies, levels of severities, inflation, judicial trends, legislative changes or regulatory decisions. Assumptions are based upon our historical experience and analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business, and consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

Corporate Benefit Funding. Liabilities for this segment are primarily related to payout annuities, including pension closeouts and structured settlement annuities. There is no interest rate crediting flexibility on these liabilities. As a result, a sustained low interest rate environment could negatively impact earnings; however, we have employed various ALM strategies, including the use of various derivative positions, primarily interest rate floors and interest rate swaps, to mitigate the risks associated with such a scenario.

Latin America. Future policy benefits for this segment are held primarily for immediate annuities in Chile, Argentina and Mexico and traditional life contracts mainly in Brazil and Mexico. There are also reserves held for total return pass-through provisions included in certain universal life and savings products in Mexico. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, and mortality and lapses different than expected. We mitigate our risks by implementing an ALM policy and through the development of periodic experience studies.

Asia. Future policy benefits for this segment are held primarily for traditional life, endowment, annuity and accident & health contracts. They are also held for total return pass-through provisions included in certain universal life and savings products. They include certain liabilities for variable annuity and variable life guarantees of minimum death benefits, and longevity guarantees. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by implementing an ALM policy and through the development of periodic experience studies.

EMEA. Future policy benefits for this segment include unearned premium reserves for group life and credit insurance contracts. Future policy benefits are also held for traditional life, endowment and annuity contracts with significant mortality risk and accident & health contracts. Factors impacting these liabilities include sustained periods of lower yields than rates established at issue, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by having premiums which are adjustable or cancellable in some cases, implementing an asset/liability matching policy and through the development of periodic experience studies.

Corporate & Other. Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain run-off LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”). Additionally, future policy benefits includes liabilities for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as insurance.

Policyholder Account Balances

PABs are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable surrender charge that may be incurred upon surrender. See “— Industry Trends — Interest Rate Stress Scenario” and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information.

Retail. Life & Other PABs are held for retained asset accounts, universal life policies and the fixed account of variable life insurance policies. For Annuities, PABs are held for fixed deferred annuities, the fixed account portion of variable annuities, and non-life contingent income annuities. PABs are credited interest at a rate set by us, which is influenced by current market rates. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these PABs. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario. Additionally, PABs are held for variable annuity guaranteed minimum living benefits that are accounted for as embedded derivatives.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	December 31, 2012
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)

Life & Other:
Greater than 0% but less than 2%	$70	$70
Equal to 2% but less than 4%	$10,761	$4,658
Equal to or greater than 4%	$10,860	$6,577
Annuities:
Greater than 0% but less than 2%	$3,646	$2,023
Equal to 2% but less than 4%	$34,145	$26,157
Equal to or greater than 4%	$2,946	$2,852

(1)	The table above is not adjusted for policy loans.

As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At December 31, 2012, excess interest reserves were $146 million and $386 million for Life & Other and Annuities, respectively.

Group, Voluntary & Worksite Benefits. PABs in this segment are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies and specialized life insurance products for benefit programs. PABs are credited interest at a rate set by us, which are influenced by current market rates. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these PABs. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	December 31, 2012
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$5,305	$5,305
Equal to 2% but less than 4%	$2,387	$2,374
Equal to or greater than 4%	$596	$568

(1)	The table above is not adjusted for policy loans.

Corporate Benefit Funding. PABs in this segment are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) London Inter-Bank Offer Rate (“LIBOR”). We are exposed to interest rate risks, as well as foreign currency exchange rate risk when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. We also mitigate risks by implementing an ALM policy and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.

Latin America. PABs in this segment are held largely for deferred annuities mainly in Mexico and Brazil, and for universal life products mainly in Mexico. Some of the deferred annuities in Brazil are unit-linked-type funds that do not meet the GAAP definition of separate accounts. The rest of the deferred annuities have minimum credited rate guarantees, and these liabilities and the universal life liabilities are generally impacted by sustained periods of low interest rates. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.

Asia. PABs in this segment are held largely for fixed income retirement and savings plans, fixed deferred annuities, interest sensitive whole life products, universal life and, to a lesser degree, amounts for unit-linked-type funds that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Asia that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Asia are accounted for as embedded derivatives and recorded at estimated fair value and are also included within PABs. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. We mitigate risks by implementing an ALM policy and with reinsurance. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	December 31, 2012
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities:
Greater than 0% but less than 2%	$33,542	$1,222
Equal to 2% but less than 4%	$621	$24
Equal to or greater than 4%	$5	$2
Life & Other:
Greater than 0% but less than 2%	$6,254	$4,968
Equal to 2% but less than 4%	$16,543	$9,666
Equal to or greater than 4%	$258	$—

(1)

The table above excludes negative VOBA liabilities of $2.9 billion at December 31, 2012, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities in the ALICO Acquisition. These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

(2)	The table above is not adjusted for policy loans.

EMEA. PABs in this segment are held mostly for universal life, deferred annuity, pension products, and unit-linked-type funds that do not meet the GAAP definition of separate accounts. They are also held for endowment products without significant mortality risk. Where there are interest rate guarantees, these liabilities are generally impacted by sustained periods of low interest rates. We mitigate risks by implementing an asset/liability matching policy. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.

Corporate & Other. PABs in Corporate & Other are held for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as embedded derivatives.

Variable Annuity Guarantees

We issue, directly and through assumed reinsurance, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information.

Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDB, the life-contingent portion of certain guaranteed minimum withdrawal benefits (“GMWB”), and the portion of guaranteed minimum income benefits (“GMIB”) that requires annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in PABs. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits (“GMAB”), the non life-contingent portion of GMWB and the portion of certain GMIB that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 10 of the Notes to the Consolidated Financial Statements.

The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	December 31,		December 31,
	2012	2011	2012	2011
	(In millions)
Americas:
GMDB	$343	$249	$—	$—
GMIB	1,432	723	200	988
GMAB	—	—	23	52
GMWB	30	19	428	710
Asia:
GMDB	54	58	—	—
GMAB	—	—	11	11
GMWB	183	141	190	175
EMEA:
GMDB	6	4	—	—
GMAB	—	—	28	168
GMWB	20	17	43	—
Corporate & Other:
GMDB	39	72	—	—
GMAB	—	—	387	515
GMWB	95	30	2,195	1,825

Total	$2,202	$1,313	$3,505	$4,444

The carrying amounts for guarantees included in PABs above include nonperformance risk adjustments of $1.2 billion and $2.9 billion at December 31, 2012 and December 31, 2011, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. Therefore, the amount of the nonperformance risk adjustment is a function of both the size of the economic liability and credit spreads. In certain periods, changes in the nonperformance risk adjustment can be a significant driver of net derivative gains (losses). Additionally, changes in the underlying cash flows can have a greater impact on the nonperformance risk adjustment than changes in credit spreads. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.

The carrying values of these guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign currency exchange rates. Carrying values are also impacted by our assumptions around mortality, separate account returns and policyholder behavior including lapse rates.

The above mentioned actuarial assumptions are updated periodically as credible experience emerges which shows variances from the current assumptions. Where appropriate, these assumptions are consistent with those used in DAC amortization. See “— Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired.” The significant impacts to variable annuity guarantees from this year’s update were primarily related to the inputs for policyholder behavior and separate account returns. For policyholder behavior, the most significant update was to our lapse assumptions which included an update to reflect how policyholder surrender behavior has responded to in-the-moneyness of the guarantees. Actual experience for this update has only begun to emerge as surrender charge periods have recently started to expire. With respect to separate account returns, which only impact liabilities included in future policy benefits, in our Retail segment we have lowered our long-term return assumptions from 7.5% to 7.25% to reflect the impact of the sustained low interest rate environment on the fixed income portion of the separate accounts. The effect of an increase (decrease) by 100 basis points in the assumed future rate of separate account returns in our Retail segment is reasonably likely to result in a decrease (increase) in future policy benefits of approximately $300 million.

As discussed below, we use a combination of product design, reinsurance, hedging strategies, and other risk management actions to mitigate the risks related to these benefits. Within each type of guarantee, there is a range of product offerings reflecting the changing nature of these products over time. Changes in product features and terms are in part driven by customer demand but, more importantly, reflect our risk management practices of continuously evaluating the guaranteed benefits and their associated asset-liability matching.

The sections below provide further detail by total contract account value for certain of our most popular guarantees. Total contract account values include amounts not reported in the consolidated balance sheets from assumed reinsurance, contractholder-directed investments which do not qualify for presentation as separate account assets, and amounts included in our general account.

GMDB

We offer a range of GMDB to our contractholders. The table below presents GMDB, by benefit type, at December 31, 2012:

	Total Contract
	Account Value (1)
	Americas	Corporate & Other

	(In millions)
Return of premium or five to seven year step-up	$94,334	$17,300
Annual step-up	28,590	—
Roll-up and step-up combination	35,135	—

Total	$158,059	$17,300

(1)	Total contract account value above excludes $2.3 billion for contracts with no GMDB and approximately $11 billion of total contract account value in the EMEA and Asia regions.

Based on total contract account value, less than 40% of our GMDB included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.

As part of our risk management of the GMDB business, we have been opportunistically reinsuring in-force blocks, taking advantage of favorable capital market conditions. Our approach for such treaties has been to seek coverage for the enhanced GMDB, such as the annual step-up and the roll-up and step-up combination. These treaties tend to cover long periods until claims start running off, and are written either on a first dollar basis or with a deductible.

Living Benefit Guarantees

The table below presents our living benefit guarantees based on total contract account values at December 31, 2012:

	Total Contract Account Value (1)
	Americas	Corporate & Other

	(In millions)
GMIB	$87,530	$—
GMWB - non-life contingent	7,157	4,079
GMWB - life-contingent	15,705	10,735
GMAB	443	2,486

	$110,835	$17,300

(1)	Total contract account value above excludes $49.5 billion for contracts with no living benefit guarantees and approximately $8 billion of total contract account value in the EMEA and Asia regions.

In terms of total contract account value, GMIB is our most significant living benefit guarantee. Our primary risk management strategy for our GMIB products is our derivatives hedging program as discussed below. Additionally, we have engaged in certain reinsurance treaties covering some of our GMIB business. As part of our overall risk management approach for living benefit guarantees, we continually monitor the reinsurance markets for the right opportunity to purchase additional coverage for our GMIB business.

The table below presents our GMIB, by their guaranteed payout basis, at December 31, 2012:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$34,072
7-year setback, 1.5% interest rate	5,568
10-year setback, 1.5% interest rate	18,774
10-year mortality projection, 10-year setback, 1.0% interest rate	26,860
10-year mortality projection, 10-year setback, 0.5% interest rate	2,256

$87,530

The annuitization interest rates on GMIB have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.

Additionally, 27% of the $87.5 billion of GMIB total contract account value has been invested in managed volatility funds as of December 31, 2012. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIB are required to invest in these funds.

Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of December 31, 2012, only 2.4% of our contracts with GMIB were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of 6.4 years.

Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIB consistent with net amount at risk as discussed in Note 4 of the Notes to the Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the money at December 31, 2012:

	In-the- Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30% +	$3,779	4.3%
	20% to 30%	3,868	4.4%
	10% to 20%	6,290	7.2%
	0% to 10%	8,161	9.3%

		22,098

Out-of-the-money	-10% to 0%	12,482	14.3%
	-20% to -10%	6,323	7.2%
	-20% +	46,627	53.3%

		65,432

Total GMIB		$87,530

Derivatives Hedging Variable Annuity Guarantees

In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various over the counter and exchanged traded derivatives. The table below presents the estimated fair value of the derivatives hedging our variable annuity guarantees:

		December 31,
		2012			2011
Primary Underlying Risk Exposure		Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$24,041	$1,973	$614	$22,719	$1,869	$598
	Interest rate futures	8,913	1	25	11,126	17	16
	Interest rate options	11,440	303	58	11,372	567	6
Foreign currency exchange rate	Foreign currency forwards	2,281	1	177	2,311	41	4
	Foreign currency futures	518	4	—	178	—	—
Equity market	Equity futures	6,993	14	132	6,942	22	10
	Equity options	21,759	2,824	356	16,756	3,260	177
	Variance swaps	19,830	122	310	18,801	397	75
	Total rate of return swaps	3,092	5	103	1,644	10	34

	Total	$98,867	$5,247	$1,775	$91,849	$6,183	$920

The change in estimated fair values of our derivatives is recorded in policyholder benefits and claims if they are hedging guarantees included in future policy benefits, and in net derivative gains (losses) if they are hedging guarantees included in PABs.

Our hedging strategy involves the significant use of static longer-term derivative instruments to avoid the need to execute transactions during periods of market disruption or higher volatility. We continually monitor the capital markets for opportunities to adjust our liability coverage, as appropriate. Futures are also used to dynamically adjust the daily coverage levels as markets and liability exposures fluctuate.

We remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. Certain of our reinsurance agreements and most derivative positions are collateralized and derivatives positions are subject to master netting agreements, both of which significantly reduce the exposure to counterparty risk. In addition, we are subject to the risk that hedging and other risk management actions prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed.

Liquidity and Capital Resources

Overview

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global markets and economy continue to experience significant volatility that may affect our financing costs and market interest for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends” and “— Investments — Current Environment.”

Liquidity Management

Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios.

Short-term Liquidity. We maintain a substantial short-term liquidity position, which was $24.1 billion and $16.2 billion at December 31, 2012 and 2011, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding: (i) cash collateral received under our securities lending program, and (ii) cash collateral received from counterparties in connection with derivatives. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of changing needs and opportunities.

Liquid Assets. An integral part of our liquidity management includes managing our level of liquid assets, which was $292.2 billion and $258.9 billion at December 31, 2012 and 2011, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under our securities lending program that has been reinvested; (ii) cash collateral received from counterparties in connection with derivatives; (iii) cash and cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, derivatives and short sale agreements.

Capital Management

We have established several senior management committees as part of our capital management process. These committees, including the Capital Management Committee and the Enterprise Risk Committee, regularly review actual and projected capital levels (under a variety of scenarios including stress scenarios) and our capital plan in accordance with our capital policy. The Capital Management Committee is comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, Treasurer and Chief Risk Officer. The Enterprise Risk Committee is also comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, Chief Risk Officer and Chief Investment Officer.

Our Board and senior management are directly involved in the development and maintenance of our capital policy. The capital policy sets forth, among other things, minimum and target capital levels and the governance of the capital management process. All capital actions, including proposed changes to the capital plan, capital targets or capital policy, are reviewed by the Finance and Risk Committee of the Board prior to obtaining full Board approval. The Board approves the capital policy and the annual capital plan and authorizes capital actions, as required.

See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” and Note 16 of the Notes to the Consolidated Financial Statements for information regarding restrictions on payment of dividends and stock repurchases.

The Company

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. We determine our liquidity needs based on a rolling six-month forecast by portfolio of invested assets which we monitor daily. We adjust the asset mix and asset maturities based on this forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We include provisions limiting withdrawal rights on many of our products, including general account pension products sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investment assets in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, accounting guidance requires the recognition of a loss for certain securities in an unrealized loss position and may require the impairment of other securities if there is a need to sell such securities, which may negatively impact our financial condition. See “Risk Factors — Investment-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature.”

In extreme circumstances, all general account assets within a particular legal entity — other than those which may have been pledged to a specific purpose — are available to fund obligations of the general account of that legal entity.

Capital

We manage our capital position to maintain our financial strength and credit ratings. Our capital position is supported by our ability to generate strong cash flows within our operating companies and borrow funds at competitive rates, as well as by our demonstrated ability to raise additional capital to meet operating and growth needs despite adverse market and economic conditions.

Rating Agencies. Rating agencies assign insurer financial strength ratings to MetLife, Inc.’s domestic life insurance subsidiaries and credit ratings to MetLife, Inc. and certain of its subsidiaries. Financial strength ratings indicate the rating agency’s opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations. Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital at the subsidiary level and our equity capital are among the many factors considered in determining our insurer financial strength and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.

A downgrade in the credit or insurer financial strength ratings of MetLife, Inc. or its subsidiaries would likely (i) impact our ability to generate cash flows from the sale of funding agreements and other capital market products offered by our Corporate Benefit Funding segment, (ii) impact the cost and availability of financing for MetLife, Inc. and its subsidiaries and (iii) result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. See “— Liquidity and Capital Uses — Pledged Collateral.”

Statutory Capital and Dividends. Our insurance subsidiaries have statutory surplus well above levels to meet current regulatory requirements.

Except for American Life, risk-based capital (“RBC”) requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to each of our domestic insurance subsidiaries. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of each of those RBC levels.

American Life does not conduct insurance business in Delaware or any other domestic state and, as such, is exempt from RBC requirements by Delaware law. In addition to Delaware, American Life operations are regulated by applicable authorities of the countries in which it operates and is subject to capital and solvency requirements in those countries.

The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or to other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. and other parent entities by their respective insurance subsidiaries is governed by insurance laws and regulations. See “Business — U.S. Regulation — Insurance Regulation,” “Business — International Regulation,” “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 16 of the Notes to the Consolidated Financial Statements.

Summary of Primary Sources and Uses of Liquidity and Capital

Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Sources:
Net cash provided by operating activities	$17,160	$10,273	$7,985
Net cash provided by changes in policyholder account balances	4,290	4,321	4,557
Net cash provided by changes in payables for collateral under securities loaned and other transactions	—	6,444	3,076
Net cash provided by changes in bank deposits	—	96	—
Net cash provided by short-term debt issuances	—	380	—
Long-term debt issued	750	1,346	5,090
Cash received in connection with collateral financing arrangements, net	—	37	—
Net change in liability for securitized reverse residential mortgage loans	1,198	—	—
Common stock issued, net of issuance costs	1,000	2,950	3,529
Cash provided by other, net	609	212	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	11	—	—

Total sources	25,018	26,059	24,237

Uses:
Net cash used in investing activities	11,929	22,218	18,303
Net cash used for changes in payables for collateral under securities loaned and other transactions	29	—	—
Net cash used for changes in bank deposits	4,169	—	32
Net cash used for short-term debt repayments	586	—	606
Long-term debt repaid	1,702	2,042	1,061
Collateral financing arrangements repaid	349	502	—
Cash paid in connection with collateral financing arrangements, net	44	—	—
Redemption of convertible preferred stock	—	2,805	—
Preferred stock redemption premium	—	146	—
Dividends on preferred stock	122	122	122
Dividends on common stock	811	787	784
Cash used in other, net	—	—	266
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	22	129

Total uses	19,741	28,644	21,303

Net increase (decrease) in cash and cash equivalents	$5,277	$(2,585)	$2,934

Cash Flows from Operations. The principal cash inflows from our insurance activities come from insurance premiums, annuity considerations and deposit funds. The principal cash outflows relate to the liabilities associated with various life insurance, property & casualty, annuity and group pension products, operating expenses and income tax, as well as interest on outstanding debt obligations. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.

Cash Flows from Investments. The principal cash inflows from our investment activities come from repayments of principal on invested assets, proceeds from maturities of invested assets, sales of invested assets, settlements of freestanding derivatives and net investment income. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. Additional cash outflows include those related to our securities lending activities. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our credit risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.

Financing Cash Flows. The principal cash inflows from our financing activities come from issuances of debt, issuances of MetLife, Inc.’s securities, and deposit funds associated with PABs. The principal cash outflows come from repayments of debt, payments of dividends on MetLife, Inc.’s securities and withdrawals associated with PABs. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.

Liquidity and Capital Sources

In addition to the general description of liquidity and capital sources in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:

Global Funding Sources. Liquidity is provided by a variety of short-term instruments, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of instruments, including short-term and long-term debt, collateral financing arrangements, junior subordinated debt securities, preferred securities and equity and equity-linked securities. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:

Common Stock. In October 2012, MetLife, Inc. issued 28,231,956 shares of its common stock for $1.0 billion in connection with the remarketing of senior debt securities and settlement of stock purchase contracts.

In November 2010, MetLife, Inc. issued to AM Holdings in connection with the financing of the ALICO Acquisition 78,239,712 new shares of its common stock at $40.90 per share. In March 2011, AM Holdings sold the 78,239,712 shares of common stock in a public offering concurrent with a public offering by MetLife, Inc. of 68,570,000 new shares of its common stock at a price of $43.25 per share for proceeds of $2.9 billion, net of $16 million of issuance costs.

In August 2010, in connection with the financing of the ALICO Acquisition, MetLife, Inc. issued 86,250,000 new shares of its common stock at a price of $42.00 per share for proceeds of $3.5 billion, net of $94 million of issuance costs.

Commercial Paper, Reported in Short-term Debt. MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “— Credit and Committed Facilities”). MetLife Funding, a subsidiary of Metropolitan Life Insurance Company (“MLIC”), serves as our centralized finance unit. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to MetLife, Inc., MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements.

Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances. Certain of our domestic insurance subsidiaries are members of various FHLB state associations. During the years ended December 31, 2012, 2011 and 2010, we issued $17.4 billion, $8.8 billion and $10.8 billion, respectively, and repaid $14.8 billion, $8.7 billion and $12.0 billion, respectively, under funding agreements with the certain state FHLBs. At December 31, 2012 and 2011, total obligations outstanding under these funding agreements were $15.4 billion and $12.8 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances. We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2012, 2011 and 2010, we issued $35.1 billion, $39.9 billion and $34.1 billion, respectively, and repaid $31.1 billion, $41.6 billion and $30.9 billion, respectively, under such funding agreements. At December 31, 2012 and 2011, total obligations outstanding under these funding agreements were $30.0 billion and $25.5 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances. We issue funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements; such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. During the years ended December 31, 2012, 2011 and 2010, we issued $0, $1.5 billion and $250 million, respectively, and repaid $0, $1.5 billion and $0, respectively, under such funding agreements. At both December 31, 2012 and 2011, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements.

Debt Issuances and Other Borrowings. See Note 12 of the Notes to the Consolidated Financial Statements for further information on the following issuances of debt and other borrowings:

•	In August 2012, MetLife, Inc. issued $750 million of senior notes for general corporate purposes, which may include repayment of certain senior notes due in 2013;

•

In November 2010, in connection with the financing of the ALICO Acquisition, MetLife, Inc. issued to AM Holdings $3.0 billion of senior debt securities, which constitute a part of the MetLife, Inc. common equity units more fully described in Note 15 of the Notes to the Consolidated Financial Statements;

•	In August 2010, in anticipation of the ALICO Acquisition, MetLife, Inc. issued $3.0 billion of senior notes;

•

During the years ended December 31, 2012, 2011 and 2010, MetLife Bank received advances related to long-term borrowings totaling $0, $1.3 billion and $2.1 billion, and short-term borrowings totaling $150 million, $10.1 billion and $12.5 billion, respectively, from the FHLB of New York (“FHLB of NY”).

Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts. In October 2012, MetLife, Inc. closed the successful remarketing of $1.0 billion of senior debt securities underlying the common equity units, which were issued in November 2010 in connection with the ALICO Acquisition. MetLife, Inc. did not receive any proceeds from the remarketing. Common equity unit holders used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts occurred in October 2012, providing proceeds to

MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.’s common stock. MetLife, Inc. delivered 28,231,956 shares of its newly issued common stock to settle the stock purchase contracts. See Note 15 of the Notes to the Consolidated Financial Statements for additional information.

Credit and Committed Facilities. We maintain unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at December 31, 2012. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2012, we had outstanding $2.6 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.4 billion at December 31, 2012.

The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At December 31, 2012, $5.5 billion in letters of credit and $2.8 billion in aggregate drawdowns were outstanding against these facilities. Remaining unused commitments were $4.1 billion at December 31, 2012.

See Note 12 of the Notes to the Consolidated Financial Statements for further discussion of these facilities.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.

Outstanding Debt Under Global Funding Sources. The following table summarizes our outstanding debt at:

	December 31,
	2012	2011
	(In millions)
Short-term debt (1)	$100	$686
Long-term debt (2)	$16,535	$20,624
Collateral financing arrangements (3)	$4,196	$4,647
Junior subordinated debt securities (3)	$3,192	$3,192

(1)	For more information regarding issuances of short-term debt, see “— Global Funding Sources” and Note 12 of the Notes to the Consolidated Financial Statements.

(2)

Excludes $2.5 billion and $3.1 billion at December 31, 2012 and 2011, respectively, of long-term debt relating to CSEs (see Note 8 of the Notes to the Consolidated Financial Statements). For more information regarding long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements.

(3)

For information regarding prior issuances of collateral financing arrangements and junior subordinated debt securities, see Notes 13 and 14 of the Notes to the Consolidated Financial Statements, respectively.

Dispositions. Cash proceeds from dispositions during the years ended December 31, 2012, 2011 and 2010 were $605 million, $449 million and $0, respectively. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding certain of these dispositions.

Liquidity and Capital Uses

In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:

Convertible Preferred Stock Repurchases. In March 2011, MetLife, Inc. repurchased for $2.9 billion and canceled all of the convertible preferred stock issued in November 2010 in connection with the ALICO Acquisition. See Note 16 of the Notes to the Consolidated Financial Statements.

Common Stock Repurchases. At December 31, 2012, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information relating to such authorizations. During the years ended December 31, 2012, 2011 and 2010, we did not repurchase any shares of common stock under the repurchase program.

Under the aforementioned authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI,” “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” and Note 16 of the Notes to the Consolidated Financial Statements.

Dividends. During the years ended December 31, 2012, 2011 and 2010, MetLife, Inc. paid dividends on its common stock of $811 million, $787 million and $784 million, respectively, which was calculated based upon $0.74 per common share. During each of the years ended December 31, 2012, 2011 and 2010, MetLife, Inc. paid dividends on its preferred stock of $122 million. See Note 16 of the Notes to the Consolidated Financial Statements for information regarding the calculation and timing of these dividends.

The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s other insurance subsidiaries and other factors deemed relevant by the board. In January 2013, MetLife, Inc. transitioned to paying common stock dividends quarterly. On January 4, 2013, MetLife, Inc. announced a first quarter 2013 common stock dividend of $0.185 per share. The dividends will be payable on March 13, 2013 to shareholders of record as of February 6, 2013.

Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B. The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to the Federal Reserve, if, in the future, MetLife, Inc. is designated as a non-bank SIFI. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” and Note 16 of the Notes to the Consolidated Financial Statements.

Debt Repayments. See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt and collateral financing arrangements, respectively, including:

•	In June and December 2012, MetLife, Inc. repaid at maturity its $397 million and $400 million senior notes, respectively;

•	In December 2011, MetLife, Inc. repaid at maturity its $750 million senior note;

•

During the years ended December 31, 2012, 2011 and 2010, MetLife Bank made to the FHLB of NY long-term repayments of $374 million, $750 million and $349 million, and short-term debt repayments of $735 million, $9.7 billion and $12.9 billion, respectively; and

•

In June 2012 and December 2011, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $451 million and $650 million, respectively, in aggregate principal amounts of surplus notes.

Debt and Facility Covenants. Certain of our debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at December 31, 2012.

Debt Repurchases. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, and applicable regulatory, legal and accounting factors. Whether or not to repurchase any debt and the size and timing of any such repurchases is determined at our discretion.

Support Agreements. MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of MetLife, Inc. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands.

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

See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements.”

Insurance Liabilities. Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2012 and 2011, general account surrenders and withdrawals from annuity products were $4.3 billion and $4.1 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $3.2 billion at December 31, 2012 of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $535 million were subject to a notice period of 90 days. The remaining liabilities are subject to a notice period of five months or greater. See “— Contractual Obligations.”

Pledged Collateral. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2012 and 2011, we were obligated to return cash collateral under our control of $6.0 billion and $9.5 billion, respectively. See “— Investments — Derivatives — Credit Risk.” With respect to derivatives with credit ratings downgrade triggers, a two-notch downgrade would have increased our derivative collateral requirements by $53 million at December 31, 2012. In addition, we have pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities. See Note 13 of the Notes to the Consolidated Financial Statements.

Securities Lending. We participate in a securities lending program whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $27.7 billion and $24.2 billion at December 31, 2012 and 2011, respectively. Of these amounts, $5.0 billion and $2.7 billion at December 31, 2012 and 2011, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2012 was $4.8 billion, of which $4.6 billion were U.S. Treasury and agency securities which, if put to us, can be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See “— Investments — Securities Lending” for further information.

Litigation. Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the consolidated financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, mortgage lending bank, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 21 of the Notes to the Consolidated Financial Statements.

We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For material matters where a loss is believed to be reasonably possible but not probable, no accrual is made but we disclose the nature of the contingency and an aggregate estimate of the reasonably possible range of loss in excess of amounts accrued, when such an estimate can be made. It is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon our financial position, based on information currently known by us, in our opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated net income or cash flows in particular quarterly or annual periods.

Acquisitions. Cash outflows for acquisitions during the years ended December 31, 2012, 2011 and 2010 were $49 million, $233 million and $7.2 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding certain of these acquisitions.

Contractual Obligations

The following table summarizes our major contractual obligations at December 31, 2012:

	Total (1)	One Year or Less (1)	More than One Year to Three Years (1)	More than Three Years to Five Years (1)	More than Five Years (1)
	(In millions)
Insurance liabilities and other policy-related balances	$342,309	$15,643	$13,350	$14,848	$298,468
Policyholder account balances	315,468	36,804	51,109	33,927	193,628
Payables for collateral under securities loaned and other transactions	33,687	33,687	—	—	—
Bank deposits	6,463	5,693	679	91	—
Debt	40,878	1,983	4,662	3,615	30,618
Investment commitments	7,650	7,493	155	—	2
Operating leases	1,846	278	396	286	886
Other	16,438	15,986	24	—	428

Total	$764,739	$117,567	$70,375	$52,767	$524,030

(1)

The contractual obligations have not been adjusted for businesses divested in 2013. Such amounts are categorized according to the future timing of such contractual obligations as of December 31, 2012 prior to giving effect to pending divestitures. The contractual obligations at December 31, 2012 do not include the obligation for an acquisition announced in February 2013. See “— MetLife, Inc. — Capital” and Notes 3 and 23 of the Notes to the Consolidated Financial Statements.

Insurance Liabilities. Insurance liabilities include future policy benefits, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation, which are all reported on the consolidated balance sheet and are more fully described in Notes 1 and 4 of the Notes to the Consolidated Financial Statements. The amounts presented in the table reflect future estimated cash payments to be made to policyholders and others and (i) are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and (ii) consider future premium receipts on current policies in-force. All estimated cash payments presented in the table are undiscounted as to interest, net of estimated future premiums on in-force policies and gross of any reinsurance recoverable. Amounts related to other policy-related balances are reported in the one year or less category due to their short-term nature. Amounts related to policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, we have reflected the obligation at the amount of the liability, if any, presented in the consolidated balance sheet in the more than five years category. Additionally, the more than five years category includes estimated payments due for periods extending for more than 100 years.

The sum of the estimated cash flows shown for all years in the table of $342.3 billion exceeds the liability amounts of $212.4 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; and (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and are partially offset by liabilities related to accounting conventions, or which are not contractually due, which are excluded from the table.

Actual cash payments to policyholders may differ significantly from the liabilities as presented in the consolidated balance sheet and the estimated cash payments as presented in the table due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.

For the majority of our insurance operations, estimated contractual obligations for future policy benefits and PABs as presented in the table are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. See “— Policyholder Account Balances.”

Policyholder Account Balances. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for a description of the components of PABs. See “— Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policy benefits and PABs.

Amounts presented in the table represent the estimated cash payments to be made to policyholders undiscounted as to interest and including assumptions related to the receipt of future premiums and deposits; withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type. Such estimated cash payments are also presented net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. For obligations denominated in foreign currencies, cash payments have been estimated using current spot foreign currency rates.

The sum of the estimated cash flows shown for all years in the table of $315.5 billion exceeds the liability amount of $225.8 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded from the table.

Payables for Collateral Under Securities Loaned and Other Transactions. We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $3.8 billion at December 31, 2012.

Bank Deposits. Bank deposits of $6.5 billion exceed the amount on the balance sheet of $6.4 billion due to the inclusion of estimated interest payments through the stated contractual terms to the depositor, and have not been reduced or otherwise adjusted as a result of the closing of the sale of the depository business on January 11, 2013. See Note 3 of the Notes to the Consolidated Financial Statements. Liquid deposits, including demand deposit accounts, money market accounts and savings accounts, are assumed to mature at carrying value within one year. Certificates of deposit are assumed to pay all interest and principal at maturity.

Debt. Amounts presented in the table for debt include short-term debt, long-term debt, collateral financing arrangements and junior subordinated debt securities, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet due to the following: (i) the amounts presented herein do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) the amounts presented herein include future interest on such obligations for the period from January 1, 2013 through maturity; and (iii) the amounts presented herein do not include $2.5 billion at December 31, 2012 of long-term debt relating to CSEs as such debt does not represent our contractual obligations. Future interest on variable rate debt was computed using prevailing rates at December 31, 2012 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2013 through maturity, except with respect to junior subordinated debt which was computed using the stated rates through the scheduled redemption dates as it is our expectation that such obligations will be redeemed at that time. Inclusion of interest payments on junior subordinated debt securities through the final maturity dates would increase the contractual obligation by $7.7 billion. Amounts presented include payments under capital lease obligations of $3 million, $3 million, $1 million and $26 million, in the one year or less, more than one year to three years, more than three years to five years and more than five years categories, respectively. Pursuant to collateral financing arrangements, MetLife, Inc. may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See Note 13 of the Notes to the Consolidated Financial Statements.

Investment Commitments. To enhance the return on our investment portfolio, we commit to lend funds under mortgage loans, bank credit facilities, bridge loans and private corporate bond investments and we commit to fund partnership investments. In the table, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to fund partnerships and bank credit facilities, we anticipate that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the one year or less category in the table. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category in the table. See Note 21 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”

Operating Leases. As a lessee, we have various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those lease obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to our financial position or results of operations. See Note 21 of the Notes to the Consolidated Financial Statements.

Other. Other obligations presented in the table are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the estimated fair value of forward stock purchase contracts, and general accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheets. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheets that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest of $708 million and $237 million, respectively, was excluded from the table as the timing of payment cannot be reliably determined.

Separate account liabilities are excluded from the table. Generally, the separate account owner, rather than the Company, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to the claims that arise out of any of our other businesses. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are fully offset by corresponding amounts credited to contractholders whose liability is reflected with the separate account liabilities. Separate account liabilities are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2012.

Additionally, we have agreements in place for services we conduct, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization. Intercompany transactions have been eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate insurance regulators as required.

MetLife, Inc.

Liquidity Management and Capital Management

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

Liquid Assets. At December 31, 2012 and 2011, MetLife, Inc. and other MetLife holding companies had $5.7 billion and $4.2 billion, respectively, in liquid assets. Of these amounts, $5.0 billion and $3.8 billion were held by MetLife, Inc. and $0.7 billion and $0.4 billion were held by other MetLife holding companies, at December 31, 2012 and 2011, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under our securities lending program; (ii) cash collateral received from counterparties in connection with derivatives; and (iii) securities held in trust in support of collateral financing arrangements and pledged in support of advances agreements and derivatives.

Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations determined to be available after application of local insurance regulatory requirements, as discussed in “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have been reinvested indefinitely in such non-U.S. operations, as described in Note 19 of the Notes to the Consolidated Financial Statements. Under current tax laws, should we repatriate such earnings, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Liquidity

For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”

Capital

Potential Restrictions and Limitations on Non-Bank SIFIs. MetLife Bank has terminated its Federal Deposit Insurance Corporation (“FDIC”) insurance and MetLife, Inc. de-registered as a bank holding company. As a result, MetLife, Inc. is no longer subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank systemically important financial institution (“non-bank SIFI”), it could once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards. In addition, if MetLife, Inc. is designated as a non-bank SIFI or a G-SII, its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any additional capital requirements that might be imposed. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “— International Regulation.”

Liquidity and Capital Sources

In addition to the description of liquidity and capital sources in “— The Company — Summary of Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding MetLife, Inc.’s primary sources of liquidity and capital:

Dividends from Subsidiaries. MetLife, Inc. relies in part on dividends from its subsidiaries to meet its cash requirements. MetLife, Inc.’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is generally based on the surplus to policyholders at the end of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which we conduct business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment liabilities, statutory reserve calculation assumptions, goodwill and surplus notes.

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2013	2012			2011			2010
Company	Permitted w/o Approval (1)	Paid (2)		Permitted w/o Approval (3)	Paid (2)		Permitted w/o Approval (3)	Paid (2)		Permitted w/o Approval (3)
	(In millions)
Metropolitan Life Insurance Company	$1,428	$1,023		$1,350	$1,321	(4)	$1,321	$631	(4)	$1,262
American Life Insurance Company	$523	$1,300	(5)	$168	$661		$661	$—	(6)	$511
MetLife Insurance Company of Connecticut	$1,330	$706	(7)	$504	$517		$517	$330		$659
Metropolitan Property and Casualty Insurance Company	$74	$100		$—	$30		$—	$260		$—
Metropolitan Tower Life Insurance Company	$77	$82		$82	$80		$80	$569	(8)	$93
MetLife Investors Insurance Company	$129	$18		$18	$—		$—	$—		$—
Delaware American Life Insurance Company	$7	$—		$12	$—		$—	$—		$—

(1)

Reflects dividend amounts that may be paid during 2013 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2013, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Includes securities transferred to MetLife, Inc. of $170 million and $399 million during the years ended December 31, 2011 and 2010, respectively.

(5)

During May 2012, American Life received regulatory approval to pay an extraordinary dividend for an amount up to the funds remitted in connection with the restructuring of American Life’s business in Japan. Subsequently, $1.5 billion was remitted to American Life. See Note 19 of the Notes to the Consolidated Financial Statements. Of this approved amount, $1.3 billion was paid to MetLife, Inc., as an extraordinary dividend.

(6)	No dividends were paid to MetLife, Inc. from the ALICO Acquisition Date through December 31, 2010. See Note 3 of the Notes to the Consolidated Financial Statements.

(7)

During June 2012, MICC distributed shares of an affiliate to its shareholders as an in-kind extraordinary dividend of $202 million, as calculated on a statutory basis. Regulatory approval for this extraordinary dividend was obtained due to the timing of payment. During December 2012, MICC paid a dividend to its shareholders in the amount of $504 million, which represented its ordinary dividend capacity at December 31, 2012. Due to the June 2012 in-kind dividend, a portion of this was extraordinary and regulatory approval was obtained.

(8)	Reflects shares of an affiliate distributed to MetLife, Inc. as an in-kind dividend of $475 million.

In addition to the amounts presented in the table above, for the years ended December 31, 2012, 2011 and 2010, cash dividends in the aggregate amount of $150 million, $139 million and $0, respectively, were paid to MetLife, Inc. by certain of its other subsidiaries. Additionally, for the years ended December 31, 2012, 2011 and 2010, MetLife, Inc. received cash of $9 million, $771 million and $54 million, respectively, representing returns of capital from certain subsidiaries.

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

We actively manage target and excess capital levels and dividend flows on a proactive basis and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. We cannot provide assurance that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” and Note 16 of the Notes to the Consolidated Financial Statements.

Short-term Debt. MetLife, Inc. maintains a commercial paper program, proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both December 31, 2012 and 2011.

Debt Issuances and Other Borrowings. For information on MetLife, Inc.’s debt issuances and other borrowings, see “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings.”

Collateral Financing Arrangements and Junior Subordinated Debt Securities. For information on MetLife, Inc.’s collateral financing arrangements and junior subordinated debt securities, see Notes 13 and 14 of the Notes to the Consolidated Financial Statements, respectively.

Credit and Committed Facilities. At December 31, 2012, MetLife, Inc., along with MetLife Funding, maintained $4.0 billion in unsecured credit facilities, the proceeds of which are available for general corporate purposes, to support our commercial paper programs and for the issuance of letters of credit. At December 31, 2012, MetLife, Inc. had outstanding $2.6 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.4 billion at December 31, 2012.

MetLife, Inc. maintains committed facilities with a capacity of $300 million. At December 31, 2012, MetLife, Inc. had outstanding $300 million in letters of credit and no drawdowns against these facilities. There were no remaining unused commitments at December 31, 2012. In addition, MetLife, Inc. is a party to committed facilities of certain of its subsidiaries, which aggregated $12.1 billion at December 31, 2012. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.

See Note 12 of the Notes to the Consolidated Financial Statements for further detail on these facilities.

Long-term Debt Outstanding. The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2012	2011
	(In millions)
Long-term debt — unaffiliated	$15,669	$15,666
Long-term debt — affiliated (1), (2), (3)	$3,250	$500
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

(1)

In September 2012, $750 million of senior notes issued by Exeter Reassurance Company, Ltd. (“Exeter”), a subsidiary, payable to MLIC, were reassigned to MetLife, Inc. MetLife, Inc. received $750 million of preferred stock of Exeter in exchange for the assumption of this affiliated debt. On September 30, 2012, $250 million of the assumed senior notes matured and subsequently, in October 2012, a new $250 million senior note was issued by MetLife, Inc. to MLIC. The new $250 million senior note matures on October 1, 2019 and bears interest at a fixed rate of 3.57%, payable semi-annually. The remaining $500 million senior note matures on June 30, 2014 and bears interest at a fixed rate of 6.44%, payable semi-annually.

(2)

In December 2012, $1.25 billion of Exeter senior notes payable to affiliates, which are comprised of three notes, were reassigned to MetLife, Inc. MetLife, Inc. received $1.25 billion of preferred stock of Exeter in exchange for the assumption of this affiliated debt. A $250 million senior note matures on September 30, 2016 and bears interest at a fixed rate of 7.44%, payable semi-annually. A $500 million senior note matures on July 15, 2021 and bears interest at a fixed rate of 5.64%, payable semi-annually. A $500 million senior note matures on December 16, 2021 and bears interest at a fixed rate of 5.86%, payable semi-annually.

(3)

In December 2012, MetLife, Inc. issued a $750 million senior note to MRD due September 30, 2032. The senior note bears interest at a fixed rate of 4.21%, payable semi-annually. MRD issued a $750 million surplus note to MetLife, Inc. in exchange for the senior note.

Dispositions. During the years ended December 31, 2012 and 2010, there were no cash proceeds from dispositions. Cash proceeds from dispositions during the year ended December 31, 2011 was $180 million. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding certain of these dispositions.

Liquidity and Capital Uses

In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses” and “— Contractual Obligations,” the following additional information is provided regarding MetLife, Inc.’s primary uses of liquidity and capital:

The primary uses of liquidity of MetLife, Inc. include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable MetLife, Inc. to make payments on debt, make cash dividend payments on its common and preferred stock, contribute capital to its subsidiaries, pay all general operating expenses and meet its cash needs.

Affiliated Capital Transactions. During the years ended December 31, 2012, 2011 and 2010, MetLife, Inc. invested an aggregate of $3.5 billion, $1.9 billion and $699 million (excluding the ALICO Acquisition), respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. In December 2012, MetLife Reinsurance Company of Delaware (“MRD”) issued a $750 million surplus note to MetLife, Inc. due September 2032. The surplus note bears interest at a fixed rate of 5.13%, payable semi-annually. MetLife, Inc. issued a $750 million senior note to MRD in exchange for the surplus note. MetLife, Inc. had loans to subsidiaries outstanding of $750 million at December 31, 2012. At December 31, 2011, MetLife, Inc. did not have any loans to subsidiaries outstanding.

Debt Repayments. For information on MetLife, Inc.’s debt repayments, see “— The Company — Liquidity and Capital Uses — Debt Repayments.” MetLife, Inc. intends to repay all or refinance in whole or in part the debt that is due in 2013.

Debt and Facility Covenants. Certain of MetLife, Inc.’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at December 31, 2012.

Maturities of Senior Notes. The following table summarizes MetLife, Inc.’s outstanding senior notes series by year of maturity through 2017 and 2018 to 2045, excluding any premium or discount, at December 31, 2012:

Year of Maturity	Principal	Interest Rate
	(In millions)
2013	$500	5.00%
2013	$250	three-month LIBOR + 1.25%
2014	$350	5.50%
2014	$500	6.44%
2014	$1,000	2.38%
2015	$1,000	5.00%
2016	$250	7.44%
2016	$1,250	6.75%
2017	$500	1.76%
2018 - 2045	$13,023	Ranging from 1.92% - 7.72%

Support Agreements. MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In December 2012, MetLife, Inc., in connection with MRD’s reinsurance of certain universal life and term life risks, entered into a capital maintenance agreement pursuant to which MetLife, Inc. agreed, without limitation as to amount, to cause the initial protected cell of MRD to maintain total adjusted capital equal to or greater than 200% of such protected cell’s company action level RBC, as defined in state insurance statutes.

In July 2012, in connection with an operating agreement with the OCC governing MetLife Bank’s operations during its wind-down process, MetLife Bank and MetLife, Inc. entered into a capital support agreement with the OCC and MetLife, Inc. and MetLife Bank entered into an indemnification and capital maintenance agreement under which agreements MetLife, Inc. will provide financial and other support to MetLife Bank to ensure that MetLife Bank can wind down its operations in a safe and sound manner. Pursuant to the agreements, MetLife, Inc. is required to ensure that MetLife Bank meets or exceeds certain minimum capital and liquidity requirements once its FDIC insurance has been terminated and make indemnification payments to MetLife Bank in connection with MetLife Bank’s obligation under the April 2011 consent decree between MetLife Bank and the OCC. In February 2013, MetLife Bank’s FDIC insurance was terminated. During the year ended December 31, 2012, MetLife, Inc. invested $34 million in cash in MetLife Bank in connection with these agreements. In January 2013, MetLife, Inc. entered into an 18-month agreement with MetLife Bank to lend up to $500 million to MetLife Bank on a revolving basis. In January 2013, MetLife Bank both drew down and repaid $400 million under the agreement, which bore interest at a rate of three-month LIBOR plus 1.75%. In February 2013, the agreement was amended to reduce borrowing capacity to $100 million.

MetLife, Inc. guarantees the obligations of its subsidiary, DelAm, under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life on behalf of its Japan operations.

Prior to the sale in April 2011 of its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”) to a third party, MetLife, Inc. guaranteed the obligations of its subsidiary, Exeter, under a reinsurance agreement with MSI MetLife, under which Exeter reinsures variable annuity business written by MSI MetLife. This guarantee will remain in place until such time as the reinsurance agreement between Exeter and MSI MetLife is terminated, notwithstanding the April 2011 disposition of MetLife, Inc.’s interest in MSI MetLife as described in Note 3 of the Notes to the Consolidated Financial Statements.

MetLife, Inc. guarantees the obligations of its subsidiary, Missouri Reinsurance, Inc. (“MoRe”), under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.

MetLife, Inc. guarantees the obligations of Exeter in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which Exeter reinsures the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL.

MetLife, Inc. guarantees the obligations of MoRe, under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes certain group term life insurance liabilities that it assumed from MLIC.

MetLife, Inc., in connection with MetLife Reinsurance Company of Vermont’s (“MRV”) reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause the three protected cells of MRV to maintain total adjusted capital in an amount that is equal to or greater than 200% of each such protected cell’s authorized control level RBC, as defined in Vermont state insurance statutes. See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and Note 12 of the Notes to the Consolidated Financial Statements.

MetLife, Inc., in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of Charleston’s (“MRC”) reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital in an amount that is equal to or greater than 200% of the company action level RBC, as defined in South Carolina state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. See Note 13 of the Notes to the Consolidated Financial Statements.

MetLife, Inc., in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of South Carolina’s (“MRSC”) reinsurance of universal life secondary guarantees, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain the greater of capital and surplus of $250,000 or total adjusted capital in an amount that is equal to or greater than 100% of authorized control level RBC, as defined in South Carolina state insurance statutes. See Note 13 of the Notes to the Consolidated Financial Statements.

MetLife, Inc. has net worth maintenance agreements with two of its insurance subsidiaries, MetLife Investors Insurance Company and First MetLife Investors Insurance Company. Under these agreements, as amended, MetLife, Inc. agreed, without limitation as to the amount, to cause each of these subsidiaries to have capital and surplus of $10 million, total adjusted capital in an amount that is equal to or greater than 150% of the company action level RBC, as defined by applicable state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis.

MetLife, Inc. guarantees obligations arising from derivatives of the following subsidiaries: Exeter, MetLife Bank, MetLife International Holdings, Inc. and MetLife Worldwide Holdings, Inc. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2012 and 2011, derivative transactions with positive mark-to-market values (in-the-money) were $3.2 billion and $4.9 billion, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $22 million and $51 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $12 million and $47 million at December 31, 2012 and 2011, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $10 million and $4 million at December 31, 2012 and 2011, respectively.

MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 12 of the Notes to the Consolidated Financial Statements.

Acquisitions. During the years ended December 31, 2012 and 2011, there were no cash outflows for acquisitions. Cash outflows for acquisitions during the year ended December 31, 2010 were $7.2 billion. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding certain of these acquisitions. See Note 23 of the Notes to the Consolidated Financial Statements for information regarding a pending acquisition.

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements.

Non-GAAP and Other Financial Disclosures

Operating earnings is defined as operating revenues less operating expenses, both net of income tax. Operating earnings available to common shareholders is defined as operating earnings less preferred stock dividends.

Operating revenues and operating expenses exclude results of Divested Businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.

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

Also, operating return on common equity is defined as operating earnings available to common shareholders, divided by average GAAP common equity.

We believe the presentation of operating earnings and operating earnings available to common shareholders as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses, operating earnings, operating earnings available to common shareholders, and operating return on common equity, should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses, GAAP income (loss) from continuing operations, net of income tax, GAAP net income (loss) available to MetLife, Inc.’s common shareholders, and return on common equity, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”

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

In this discussion, we also provide forward-looking guidance on an operating, or non-GAAP, basis. A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is not accessible on a forward-looking basis because we believe it is not possible to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a significant impact on GAAP net income.

Subsequent Events

See Note 23 of the Notes to the Consolidated Financial Statements.

As previously announced, Punjab National Bank (“PNB”) agreed to acquire a 30% stake in MetLife India Insurance Company Limited (“MetLife India”), subject to regulatory approval and final agreements among PNB and the existing shareholders of MetLife India, and had entered into a separate exclusive 10-year distribution agreement to sell MetLife India’s products through PNB’s branch network. In January 2013, PNB completed the acquisition of the 30% stake in MetLife India. PNB is the second largest bank in India based on revenues, with approximately 5,700 branches and 70 million customers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Risk Management

We actively manage, measure and monitor the market risk associated with our assets and liabilities. We have developed an integrated process for managing risk, which we conduct through our Global Risk Management Department, Asset/Liability Management Unit, Treasury Department and Investments Department along with the management of our business segments. We have established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets.

Global Risk Management.  We have established several financial and non-financial senior management committees as part of our risk management process. These committees manage capital and risk positions, approve ALM strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during 2010, we created an Enterprise Risk Committee. The Enterprise Risk Committee is comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, Chief Risk Officer and Chief Investment Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions if necessary, in the event risks exceed desirable targets, taking into consideration best practices and the current environment to resolve or mitigate those risks.

We also have a separate Global Risk Management Department, which is responsible for risk management throughout MetLife and reports to MetLife’s Chief Risk Officer, who reports to MetLife’s Chief Executive Officer. The Global Risk Management Department’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines our approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•

reporting on a periodic basis to the Finance and Risk Committee of the Company’s Board of Directors; with respect to credit risk, reporting to the Investment Committee of the Company’s Board of Directors; and reporting on various aspects of risk to financial and non-financial senior management committees.

Asset/Liability Management.  We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, Global Risk Management, the Portfolio Management Unit, and the senior members of the business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, an ALM Steering Committee oversees the activities of the underlying ALM Committees.

We establish target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality by the ALM Working Groups.

Market Risk Exposures

We have exposure to market risk through our insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, foreign currency exchange rates and equity markets.

Interest Rates.  Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and asset-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, PABs related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

Foreign Currency Exchange Rates.  Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through our investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. Selectively, we use U.S. dollar assets to support certain long duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the British pound, the Australian dollar, the Mexican peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”

Equity Market.  We have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits, certain PABs, along with investments in equity securities. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under GAAP.

Management of Market Risk Exposures

We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.

Interest Rate Risk Management.  To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The Department of Financial Services regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities and any non-invested assets allocated to the segment are maintained, with any excess swept to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.

Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how we intend to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio has a duration target based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and group products, we may support such liabilities with equity investments, derivatives or interest rate curve mismatch strategies.

Foreign Currency Exchange Rate Risk Management.  Foreign currency exchange rate risk is assumed primarily in three ways: investments in foreign subsidiaries, purchases of foreign currency denominated investments and the sale of certain insurance products.

•

The Foreign Exchange Committee, in coordination with the Treasury Department, is responsible for managing the exposure to investments in foreign subsidiaries. Limits to exposures are established and monitored by the Treasury Department and managed by the Investments Department.

•

The Investments Department is responsible for managing the exposure to foreign currency denominated investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by the Board of Directors and are reported to the Board of Directors on a periodic basis.

•	Management of each of the Company’s segments is responsible for establishing limits and managing any foreign currency exchange rate exposure caused by the sale or issuance of insurance products.

We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and the volatility of net income associated with its investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.

Equity Market Risk Management.  Equity market risk exposure through the issuance of variable annuities is managed by our Asset/Liability Management Unit in partnership with the Investments Department. Equity market risk is realized through its investment in equity securities and is managed by our Investments Department. We use derivatives to mitigate our equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. We also employ reinsurance to manage these exposures.

Hedging Activities.  We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•

Risks Related to Living Guarantee Benefits — We use a wide range of derivative contracts to hedge the risk associated with variable annuity living guarantee benefits. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•

Minimum Interest Rate Guarantees — For certain liability contracts, we provide the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate floors to reduce risk associated with these liability guarantees.

•

Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as deferred annuities. Hedges include zero coupon interest rate swaps and swaptions.

•

Foreign Currency Exchange Rate Risk — We use currency swaps, forwards and options to hedge foreign currency exchange rate risk. These hedges primarily swap foreign currency denominated bonds, investments in foreign subsidiaries or equity market exposures to U.S. dollars.

•

General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, we use market rates at December 31, 2012. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of its interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the U.S. dollar equivalent estimated fair values of our foreign currency exposures due to a 10% change (increase or decrease) in foreign currency exchange rates; and

•	the estimated fair value of its equity positions due to a 10% change (increase or decrease) in equity market prices.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

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

Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management. Based on our analysis of the impact of a 10% change (increase or decrease) in market rates and prices, we have determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity market exposures.

The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at December 31, 2012:

December 31, 2012
(In millions)
Non-trading:
Interest rate risk	$5,996
Foreign currency exchange rate risk	$6,553
Equity market risk	$319
Trading:
Interest rate risk	$5
Foreign currency exchange rate risk	$19

Sensitivity Analysis: Interest Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments at December 31, 2012 by type of asset or liability:

	December 31, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$374,266	$(5,110)
Equity securities		$2,891	—
Fair value option and trading securities		$883	(5)
Mortgage loans:
Held-for-investment		$57,381	(220)
Held-for-sale		414	—

Mortgage loans, net		$57,795	(220)
Policy loans		$14,257	(112)
Short-term investments		$16,906	(1)
Other invested assets		$1,241	—
Cash and cash equivalents		$15,738	—
Accrued investment income		$4,374	—
Premiums, reinsurance and other receivables		$3,705	(236)
Other assets		$292	(6)
Net embedded derivatives within asset host contracts (2)		$506	(22)

Total Assets			$(5,712)

Liabilities: (3)
Policyholder account balances		$150,497	$477
Payables for collateral under securities loaned and other transactions		$33,687	—
Bank deposits		$6,416	—
Short-term debt		$100	—
Long-term debt		$18,978	225
Collateral financing arrangements		$3,839	—
Junior subordinated debt securities		$3,984	94
Other liabilities:
Trading liabilities		$163	3
Other		$1,916	—
Net embedded derivatives within liability host contracts (2)		$3,684	518

Total Liabilities			$1,317

Commitments:
Mortgage loan commitments	$2,969	$12	(20)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,243	$22	—

Total Commitments			$(20)

Derivative Instruments:
Interest rate swaps	$92,289	$5,694	$(1,120)
Interest rate floors	$56,246	$337	(29)
Interest rate caps	$49,465	$74	17
Interest rate futures	$11,684	$(37)	(92)
Interest rate options	$16,328	$580	(206)
Interest rate forwards	$675	$139	(44)
Synthetic GICs	$4,162	$—	—
Foreign currency swaps	$20,433	$(426)	(9)
Foreign currency forwards	$11,754	$(280)	—
Currency futures	$1,408	$4	—
Currency options	$4,504	$41	(2)
Credit default swaps	$12,553	$51	—
Equity futures	$7,008	$(118)	—
Equity options	$22,920	$2,469	(101)
Variance swaps	$19,830	$(188)	—
Total rate of return swaps	$3,092	$(99)	—

Total Derivative Instruments			$(1,586)

Net Change			$(6,001)

(1)

Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans and long-term debt exclude $2.7 billion and $2.5 billion, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)

Excludes $207.8 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk has increased by $1.7 billion, or 40%, to $6.0 billion at December 31, 2012 from $4.3 billion at December 31, 2011. The increase in risk is primarily driven by increases in net embedded derivatives within liability host contracts of $1.2 billion, the net asset and liability bases of $311 million, the overall yield impact of $102 million and the impact of derivatives of $57 million.

Sensitivity Analysis:  Foreign Currency Exchange Rates. The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at December 31, 2012 by type of asset or liability:

	December 31, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$374,266	$(8,654)
Equity securities		$2,891	(156)
Fair value option and trading securities		$883	(19)
Mortgage loans:
Held-for-investment		$57,381	(535)
Held-for-sale		414	—

Mortgage loans, net		$57,795	(535)
Policy loans		$14,257	(203)
Short-term investments		$16,906	(195)
Other invested assets		$1,241	(152)
Cash and cash equivalents		$15,738	(392)
Accrued investment income		$4,374	(43)
Premiums, reinsurance and other receivables		$3,705	(36)
Other assets		$292	(7)

Total Assets			$(10,392)

Liabilities: (2)
Policyholder account balances		$150,497	$2,761
Payable for collateral under securities loaned and other transactions		$33,687	47
Bank deposits		$6,416	—
Long-term debt		$18,978	137
Other liabilities		$1,916	4
Net embedded derivatives within liability host contracts (3)		$3,684	258

Total Liabilities			$3,207

Derivative Instruments:
Interest rate swaps	$92,289	$5,694	$(35)
Interest rate floors	$56,246	$337	—
Interest rate caps	$49,465	$74	—
Interest rate futures	$11,684	$(37)	—
Interest rate options	$16,328	$580	(1)
Interest rate forwards	$675	$139	—
Synthetic GICs	$4,162	$—	—
Foreign currency swaps	$20,433	$(426)	697
Foreign currency forwards	$11,754	$(280)	31
Currency futures	$1,408	$4	(115)
Currency options	$4,504	$41	142
Credit default swaps	$12,553	$51	—
Equity futures	$7,008	$(118)	10
Equity options	$22,920	$2,469	(116)
Variance swaps	$19,830	$(188)	—
Total rate of return swaps	$3,092	$(99)	—

Total Derivative Instruments			$613

Net Change			$(6,572)

(1)

Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans and long-term debt exclude $2.7 billion and $2.5 billion, respectively, related to CSEs. See Note 8 of the Notes to Consolidated Financial Statements for information regarding CSEs.

(2)

Excludes $207.8 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the foreign currency exchange rates.

(3)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $1.6 billion, to $6.6 billion at December 31, 2012 from $5.0 billion at December 31, 2011. This change was due to an increase in exchange rate risk relating to fixed maturity securities and equity securities (including FVO and trading securities), mortgage loans, cash and cash equivalents, other invested assets, net embedded derivatives within liability host contracts and PABs. Our exposure increased primarily due to the Australian dollar and the Japanese yen.

Sensitivity Analysis:    Equity Market Prices. The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at December 31, 2012 by type of asset or liability:

	December 31, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets:
Equity securities		$2,891	$258
Net embedded derivatives within asset host contracts (2)		$506	(25)

Total Assets			233

Liabilities:
Policyholder account balances		$150,497	—
Bank deposits		$6,416	—
Net embedded derivatives within liability host contracts (2)		$3,684	802

Total Liabilities			$802

Derivative Instruments:
Interest rate swaps	$92,289	$5,694	$—
Interest rate floors	$56,246	$337	—
Interest rate caps	$49,465	$74	—
Interest rate futures	$11,684	$(37)	—
Interest rate options	$16,328	$580	—
Interest rate forwards	$675	$139	—
Synthetic GICs	$4,162	$—	—
Foreign currency swaps	$20,433	$(426)	—
Foreign currency forwards	$11,754	$(280)	—
Currency futures	$1,408	$4	—
Currency options	$4,504	$41	—
Credit default swaps	$12,553	$51	—
Equity futures	$7,008	$(118)	(620)
Equity options	$22,920	$2,469	(440)
Variance swaps	$19,830	$(188)	14
Total rate of return swaps	$3,092	$(99)	(308)

Total Derivative Instruments			$(1,354)

Net Change			$(319)

(1)

Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $282 million to $319 million at December 31, 2012 from $37 million at December 31, 2011. This increase is primarily due to a change in the portfolio composition of derivatives we employ.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetLife, Inc.:

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York

February 26, 2013

MetLife, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

(In millions, except share and per share data)

	2012	2011
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $340,870 and $329,811, respectively; includes $3,378 and $3,225, respectively, relating to variable interest entities)	$374,266	$350,271
Equity securities available-for-sale, at estimated fair value (cost: $2,838 and $3,208, respectively)	2,891	3,023
Fair value option and trading securities, at estimated fair value (includes $659 and $473, respectively, of actively traded securities; and $112 and $280, respectively, relating to variable interest entities)	16,348	18,268
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $347 and $481, respectively; includes $2,715 and $3,187, respectively, at estimated fair value, relating to variable interest entities)	56,592	56,915
Held-for-sale, principally at estimated fair value (includes $49 and $10,716, respectively, under the fair value option)	414	15,178

Mortgage loans, net	57,006	72,093
Policy loans	11,884	11,892
Real estate and real estate joint ventures (includes $10 and $15, respectively, relating to variable interest entities)	9,918	8,563
Other limited partnership interests (includes $274 and $259, respectively, relating to variable interest entities)	6,688	6,378
Short-term investments, principally at estimated fair value	16,906	17,310
Other invested assets, principally at estimated fair value (includes $81 and $98, respectively, relating to variable interest entities)	21,145	23,581

Total investments	517,052	511,379
Cash and cash equivalents, principally at estimated fair value (includes $99 and $176, respectively, relating to variable interest entities)	15,738	10,461
Accrued investment income (includes $13 and $16, respectively, relating to variable interest entities)	4,374	4,344
Premiums, reinsurance and other receivables (includes $5 and $12, respectively, relating to variable interest entities)	21,634	22,481
Deferred policy acquisition costs and value of business acquired	24,761	24,619
Goodwill	9,953	11,935
Other assets (includes $5 and $5, respectively, relating to variable interest entities)	7,876	7,984
Separate account assets	235,393	203,023

Total assets	$836,781	$796,226

Liabilities and Equity
Liabilities
Future policy benefits	$192,351	$184,275
Policyholder account balances	225,821	217,700
Other policy-related balances	15,463	15,599
Policyholder dividends payable	728	774
Policyholder dividend obligation	3,828	2,919
Payables for collateral under securities loaned and other transactions	33,687	33,716
Bank deposits	6,416	10,507
Short-term debt	100	686
Long-term debt (includes $2,527 and $3,068, respectively, at estimated fair value, relating to variable interest entities)	19,062	23,692
Collateral financing arrangements	4,196	4,647
Junior subordinated debt securities	3,192	3,192
Current income tax payable	401	193
Deferred income tax liability	8,693	6,395
Other liabilities (includes $40 and $60, respectively, relating to variable interest entities; and $0 and $7,626, respectively, under the fair value option)	22,492	30,914
Separate account liabilities	235,393	203,023

Total liabilities	771,823	738,232

Contingencies, Commitments and Guarantees (Note 21)
Redeemable noncontrolling interests in partially-owned consolidated subsidiaries	121	105

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,094,880,623 and 1,061,150,915 shares issued at December 31, 2012 and 2011, respectively; 1,091,686,736 and 1,057,957,028 shares outstanding at December 31, 2012 and 2011, respectively	11	11
Additional paid-in capital	28,011	26,782
Retained earnings	25,205	24,814
Treasury stock, at cost; 3,193,887 shares at December 31, 2012 and 2011	(172)	(172)
Accumulated other comprehensive income (loss)	11,397	6,083

Total MetLife, Inc.’s stockholders’ equity	64,453	57,519
Noncontrolling interests	384	370

Total equity	64,837	57,889

Total liabilities and equity	$836,781	$796,226

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(In millions, except per share data)

		2012	2011	2010
	Revenues
	Premiums	$37,975	$36,361	$27,071
	Universal life and investment-type product policy fees	8,556	7,806	6,028
	Net investment income	21,984	19,585	17,493
	Other revenues	1,906	2,532	2,328
	Net investment gains (losses):
	Other-than-temporary impairments on fixed maturity securities	(346)	(924)	(682)
	Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	29	(31)	212
	Other net investment gains (losses)	(35)	88	62

	Total net investment gains (losses)	(352)	(867)	(408)
	Net derivative gains (losses)	(1,919)	4,824	(265)

	Total revenues	68,150	70,241	52,247

	Expenses
	Policyholder benefits and claims	37,987	35,471	29,187
	Interest credited to policyholder account balances	7,729	5,603	4,919
	Policyholder dividends	1,369	1,446	1,485
	Goodwill impairment	1,868	—	—
	Other expenses	17,755	18,537	12,927

	Total expenses	66,708	61,057	48,518

	Income (loss) from continuing operations before provision for income tax	1,442	9,184	3,729
	Provision for income tax expense (benefit)	128	2,793	1,110

	Income (loss) from continuing operations, net of income tax	1,314	6,391	2,619
	Income (loss) from discontinued operations, net of income tax	48	24	44

	Net income (loss)	1,362	6,415	2,663
	Less: Net income (loss) attributable to noncontrolling interests	38	(8)	(4)

	Net income (loss) attributable to MetLife, Inc.	1,324	6,423	2,667
Less:	Preferred stock dividends	122	122	122
	Preferred stock redemption premium	—	146	—

	Net income (loss) available to MetLife, Inc.’s common shareholders	$1,202	$6,155	$2,545

	Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
	Basic	$1.08	$5.79	$2.83

	Diluted	$1.08	$5.74	$2.81

	Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
	Basic	$1.12	$5.81	$2.88

	Diluted	$1.12	$5.76	$2.86

	Cash dividends declared per common share	$0.74	$0.74	$0.74

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Net income (loss) attributable to MetLife, Inc.	$1,324	$6,423	$2,667
Net income (loss) attributable to noncontrolling interests (1)	29	5	(2)

Net income (loss) (1)	1,353	6,428	2,665
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	9,394	6,867	6,744
Unrealized gains (losses) on derivatives	(239)	1,573	17
Foreign currency translation adjustments	(139)	9	(580)
Defined benefit plans adjustment	(842)	(760)	165

Other comprehensive income (loss), before income tax	8,174	7,689	6,346
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,851)	(2,789)	(2,199)

Other comprehensive income (loss), net of income tax	5,323	4,900	4,147

Comprehensive income (loss)	6,676	11,328	6,812
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	38	(33)	3

Comprehensive income (loss) attributable to MetLife, Inc., excluding cumulative effect of change in accounting principle	6,638	11,361	6,809
Cumulative effect of change in accounting principle, net of income tax	—	—	52

Comprehensive income (loss) attributable to MetLife, Inc.	$6,638	$11,361	$6,861

(1)

Net income (loss) attributable to noncontrolling interests and net income (loss) exclude gains (losses) of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of $9 million, ($13) million and ($2) million for the years ended December 31, 2012, 2011 and 2010, respectively.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Equity

For the Year Ended December 31, 2012

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2011	$1	$11	$26,782	$24,814	$(172)	$9,115	$(441)	$(648)	$(1,943)	$57,519	$370	$57,889
Common stock issuance — newly issued shares (Note 16)			1,000							1,000		1,000
Stock-based compensation			229							229		229
Dividends on preferred stock				(122)						(122)		(122)
Dividends on common stock				(811)						(811)		(811)
Change in equity of noncontrolling interests											(24)	(24)
Net income (loss)				1,324						1,324	29	1,353
Other comprehensive income (loss), net of income tax						5,527	218	115	(546)	5,314	9	5,323

Balance at December 31, 2012	$1	$11	$28,011	$25,205	$(172)	$14,642	$(223)	$(533)	$(2,489)	$64,453	$384	$64,837

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of $9 million.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Equity — (Continued)

For the Year Ended December 31, 2011

(In millions)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2010	$1	$—	$10	$26,423	$19,446	$(172)	$3,488	$(366)	$(528)	$(1,449)	$46,853	$365	$47,218
Redemption of convertible preferred stock				(2,805)							(2,805)		(2,805)
Preferred stock redemption premium					(146)						(146)		(146)
Common stock issuance — newly issued shares			1	2,949							2,950		2,950
Stock-based compensation				215							215		215
Dividends on preferred stock					(122)						(122)		(122)
Dividends on common stock					(787)						(787)		(787)
Change in equity of noncontrolling interests												38	38
Net income (loss)					6,423						6,423	5	6,428
Other comprehensive income (loss), net of income tax							5,627	(75)	(120)	(494)	4,938	(38)	4,900

Balance at December 31, 2011	$1	$—	$11	$26,782	$24,814	$(172)	$9,115	$(441)	$(648)	$(1,943)	$57,519	$370	$57,889

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of ($13) million.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Equity — (Continued)

For the Year Ended December 31, 2010

(In millions)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2009	$1	$—	$8	$16,859	$17,707	$(190)	$(825)	$(513)	$(166)	$(1,545)	$31,336	$371	$31,707
Cumulative effect of change in accounting principle, net of income tax (Note 1)					(12)		31	11			30		30

Balance at January 1, 2010	1	—	8	16,859	17,695	(190)	(794)	(502)	(166)	(1,545)	31,366	371	31,737
Cumulative effect of change in accounting principle, net of income tax (Note 1)					(10)		10				—		—
Convertible preferred stock issuance		—		2,805							2,805		2,805
Common stock issuance — newly issued shares related to business acquisition			2	6,727							6,729		6,729
Issuance of stock purchase contracts related to common equity units				(69)							(69)		(69)
Stock-based compensation				101		18					119		119
Dividends on preferred stock					(122)						(122)		(122)
Dividends on common stock					(784)						(784)		(784)
Change in equity of noncontrolling interests												(9)	(9)
Net income (loss)					2,667						2,667	(2)	2,665
Other comprehensive income (loss), net of income tax							4,272	136	(362)	96	4,142	5	4,147

Balance at December 31, 2010	$1	$—	$10	$26,423	$19,446	$(172)	$3,488	$(366)	$(528)	$(1,449)	$46,853	$365	$47,218

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of ($2) million.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$1,362	$6,415	$2,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	596	679	585
Amortization of premiums and accretion of discounts associated with investments, net	(426)	(477)	(1,078)
(Gains) losses on investments and derivatives and from sales of businesses, net	3,197	(3,181)	854
(Income) loss from equity method investments, net of dividends or distributions	108	315	48
Interest credited to policyholder account balances	7,729	5,603	4,925
Interest credited to bank deposits	78	95	137
Universal life and investment-type product policy fees	(8,556)	(7,806)	(6,037)
Goodwill impairment	1,868	—	—
Change in fair value option and trading securities	1,900	648	(1,369)
Change in residential mortgage loans held-for-sale, net	3,370	(4,530)	(487)
Change in mortgage servicing rights	153	(60)	(165)
Change in accrued investment income	219	525	(206)
Change in premiums, reinsurance and other receivables	(109)	58	(1,023)
Change in deferred policy acquisition costs and value of business acquired, net	(1,139)	(591)	(370)
Change in income tax	(883)	1,742	1,231
Change in other assets	2,951	2,360	1,948
Change in insurance-related liabilities and policy-related balances	5,918	7,081	6,491
Change in other liabilities	(1,699)	1,136	(315)
Other, net	523	261	153

Net cash provided by operating activities	17,160	10,273	7,985

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	103,823	104,302	86,529
Equity securities	1,140	2,006	1,371
Mortgage loans	14,673	13,486	6,361
Real estate and real estate joint ventures	1,018	1,296	322
Other limited partnership interests	974	1,121	522
Purchases of:
Fixed maturity securities	(115,793)	(116,939)	(100,713)
Equity securities	(627)	(1,481)	(949)
Mortgage loans	(11,442)	(14,694)	(8,967)
Real estate and real estate joint ventures	(1,942)	(1,534)	(786)
Other limited partnership interests	(1,323)	(1,147)	(1,008)
Cash received in connection with freestanding derivatives	1,933	2,815	1,814
Cash paid in connection with freestanding derivatives	(3,258)	(3,478)	(2,548)
Net change in securitized reverse residential mortgage loans	(1,198)	—	—
Sales of businesses, net of cash and cash equivalents disposed of $29, $54 and $0, respectively	576	126	—
Sale of interest in joint venture	—	265	—
Disposal of subsidiary	—	4	—
Purchases of businesses, net of cash and cash equivalents acquired of $33, $70 and $4,175, respectively	(16)	(163)	(3,021)
Net change in policy loans	(111)	(66)	(225)
Net change in short-term investments	593	(7,949)	3,033
Net change in other invested assets	(791)	(19)	148
Other, net	(158)	(169)	(186)

Net cash used in investing activities	$(11,929)	$(22,218)	$(18,303)

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows — (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Cash flows from financing activities
Policyholder account balances:
Deposits	$91,284	$91,946	$74,296
Withdrawals	(86,994)	(87,625)	(69,739)
Net change in payables for collateral under securities loaned and other transactions	(29)	6,444	3,076
Net change in bank deposits	(4,169)	96	(32)
Net change in short-term debt	(586)	380	(606)
Long-term debt issued	750	1,346	5,090
Long-term debt repaid	(1,702)	(2,042)	(1,061)
Collateral financing arrangements repaid	(349)	(502)	—
Cash received (paid) in connection with collateral financing arrangements	(44)	37	—
Net change in liability for securitized reverse residential mortgage loans	1,198	—	—
Common stock issued, net of issuance costs	1,000	2,950	3,529
Redemption of convertible preferred stock	—	(2,805)	—
Preferred stock redemption premium	—	(146)	—
Dividends on preferred stock	(122)	(122)	(122)
Dividends on common stock	(811)	(787)	(784)
Other, net	609	212	(266)

Net cash provided by financing activities	35	9,382	13,381

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	11	(22)	(129)

Change in cash and cash equivalents	5,277	(2,585)	2,934
Cash and cash equivalents, beginning of year	10,461	13,046	10,112

Cash and cash equivalents, end of year	$15,738	$10,461	$13,046

Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$—	$89	$88

Cash and cash equivalents, subsidiaries held-for-sale, end of year	$—	$—	$89

Cash and cash equivalents, from continuing operations, beginning of year	$10,461	$12,957	$10,024

Cash and cash equivalents, from continuing operations, end of year	$15,738	$10,461	$12,957

Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$1,335	$1,565	$1,489

Income tax	$554	$676	$(23)

Non-cash transactions:
Business acquisitions:
Assets acquired	$595	$327	$125,728
Liabilities assumed	(579)	(94)	(109,306)
Redeemable and non-redeemable noncontrolling interests assumed	—	—	(130)

Net assets acquired	16	233	16,292
Cash paid, excluding transaction costs of $0, $0 and $88, respectively	(16)	(233)	(7,196)
Other purchase price adjustments	—	—	98

Securities issued	$—	$—	$9,194

Purchase money mortgage loans on sales of real estate joint ventures	$—	$—	$2

Real estate and real estate joint ventures acquired in satisfaction of debt	$553	$292	$93

Collateral financing arrangements repaid	$102	$148	$—

Redemption of advances agreements in long-term debt	$3,806	$—	$—

Issuance of funding agreements in policyholder account balances	$3,806	$—	$—

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

MetLife is organized into six segments: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”).

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from estimates.

Consolidation

The accompanying consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.

Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2012 and 2011 and the operating results of such subsidiaries for the years ended November 30, 2012, 2011 and 2010.

Discontinued Operations

The results of operations of a component of the Company that has either been disposed of or is classified as held-for-sale are reported in discontinued operations if certain criteria are met. In order to qualify for a discontinued operation, the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company reports separate account assets at their fair value which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments that are directed by contractholders but do not meet one or more of the other above criteria are included in fair value option (“FVO”) and trading securities.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees in the consolidated statements of operations.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as discussed throughout the Notes to the Consolidated Financial Statements.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Summary of Significant Accounting Policies

The following are the Company’s significant accounting policies with references to notes providing additional information on such policies and critical accounting estimates relating to such policies.

Accounting Policy	Note
Insurance	4
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles	5
Reinsurance	6
Investments	8
Derivatives	9
Fair Value	10
Goodwill	11
Employee Benefit Plans	18
Income Tax	19
Litigation Contingencies	21

Insurance

Future Policy Benefit Liabilities and Policyholder Account Balances

The Company establishes liabilities for amounts payable under insurance policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type and geographical area. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. For long duration insurance contracts, assumptions such as mortality, morbidity and interest rates are “locked in” upon the issuance of new business. However, significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves. Such reserves are determined based on the then current assumptions and do not include a provision for adverse deviation.

Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. These reserves are based on actuarial estimates of the amount of loss inherent in that period, including losses incurred for which claims have not been reported. The provisions for unreported claims are calculated using studies that measure the historical length of time between the incurred date of a claim and its eventual reporting to the Company. Anticipated investment income is considered in the calculation of premium deficiency losses for short duration contracts.

Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

amortizing deferred policy acquisition costs (“DAC”), and are thus subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

The Company regularly reviews its estimates of liabilities for future policy benefits and compares them with its actual experience. Differences result in changes to the liability balances with related charges or credits to benefit expenses in the period in which the changes occur.

Policyholder account balances (“PABs”) relate to contract or contract features where the Company has no significant insurance risk.

The Company issues directly and assumes through reinsurance certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models.

Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDB”), the portion of guaranteed minimum income benefits (“GMIB”) that require annuitization, and the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWB”).

Guarantees accounted for as embedded derivatives in PABs include the non life-contingent portion of GMWB, guaranteed minimum accumulation benefits (“GMAB”) and the portion of GMIB that do not require annuitization. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

Other Policy-Related Balances

Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid, policyholder dividends left on deposit and negative VOBA.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, long-term care (“LTC”) and dental claims, as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The unearned revenue liability relates to universal life-type and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits and margins, similar to DAC as discussed further herein. Such amortization is recorded in universal life and investment-type product policy fees.

The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premium received in advance and applies the cash received to premiums when due.

See “— Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles” for a discussion of negative VOBA.

Recognition of Insurance Revenues and Deposits

Premiums related to traditional life, annuity policies with life contingencies, long-duration accident and health, and credit insurance policies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.

Premiums related to short-duration non-medical health and disability, accident and health, and certain credit insurance contracts are recognized on a pro rata basis over the applicable contract term.

Deposits related to universal life-type and investment-type products are credited to PABs. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related PABs.

Premiums related to property and casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written related to the unexpired coverage, are also included in future policy benefits.

Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.

Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. Such costs include:

•	incremental direct costs of contract acquisition, such as commissions;
•

the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed;

•	other essential direct costs that would not have been incurred had a policy not been acquired or renewed; and
•

in limited circumstances, the costs of direct-response advertising, the primary purpose of which is to elicit sales to customers who could be shown to have responded specifically to the advertising and that results in probable future benefits.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

All other acquisition-related costs, including those related to general advertising and solicitation, market research, agent training, product development, unsuccessful sales and underwriting efforts, as well as all indirect costs, are expensed as incurred.

Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections.

DAC and VOBA are amortized as follows:

Products:	In proportion to the following over estimated lives of the contracts:
• Non-participating and non-dividend-paying traditional contracts:	Historic actual and expected future gross premiums.
• Term insurance
• Non-participating whole life insurance
• Traditional group life insurance
• Non-medical health insurance
• Accident and health insurance
• Participating, dividend-paying traditional contracts	Actual and expected future gross margins.
• Fixed and variable universal life contracts	Actual and expected future gross profits.
• Fixed and variable deferred annuity contracts
• Credit insurance contracts	Historic and future earned premium.
• Property and casualty insurance contracts
• Other short-duration contracts

See Note 5 for additional information on DAC and VOBA amortization.

The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements to determine the recoverability of the asset.

Value of distribution agreements acquired (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. Value of customer relationships acquired (“VOCRA”) is

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past business combinations are amortized over useful lives ranging from 10 to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews VODA and VOCRA to determine whether the asset is impaired.

For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability. The fair value of the in-force contract obligations is based on projections by each block of business. Negative VOBA is amortized over the policy period in proportion to the approximate consumption of losses included in the liability usually expressed in terms of insurance in-force or account value. Such amortization is recorded as a contra-expense in other expenses.

Reinsurance

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

For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums and are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of insurance protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria of reinsurance accounting, amounts paid (received) in excess of the related insurance liabilities ceded (assumed) are recognized immediately as a loss and are reported in the appropriate line item within the statement of operations. Any gain on such retroactive agreement is deferred and is amortized as part of DAC, primarily using the recovery method.

Ceded policyholder and contract related liabilities, other than those currently due, are reported gross on the balance sheet.

Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIB, a portion of the directly written GMIB is accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in policyholder benefits and claims.

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

Investments

Net Investment Income

Income on investments is reported within net investment income, unless otherwise stated herein.

Fixed Maturity and Equity Securities

The majority of the Company’s fixed maturity and equity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policyholder-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.

Interest income on fixed maturity securities is recognized when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Prepayment fees are recognized when earned. Dividends on equity securities are recognized when declared.

The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value and an analysis of the gross unrealized losses by severity and/or age. The analysis of gross unrealized losses is described further in Note 8 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”

For fixed maturity securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exist, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI. Adjustments are not made for subsequent recoveries in value.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost. If a sale decision is made for an equity security and recovery to an amount at least equal to cost prior to the sale is not expected, the security will be deemed to be other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. The OTTI loss recognized is the entire difference between the security’s cost and its estimated fair value with a corresponding charge to earnings.

Fair Value Option and Trading Securities

FVO and trading securities are stated at estimated fair value and include investments for which the FVO has been elected (“FVO Securities”) and investments that are actively purchased and sold (“Actively Traded Securities”). FVO Securities include:

•	fixed maturity and equity securities held-for-investment by the general account to support asset and liability matching strategies for certain insurance products;
•

contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances; and

•

securities held by consolidated securitization entities (“CSEs”) (former qualifying special purpose entities), with changes in estimated fair value subsequent to consolidation included in net investment gains (losses).

Actively Traded Securities principally include fixed maturity securities and short sale agreement liabilities, which are included in other liabilities.

Changes in estimated fair value of these securities subsequent to purchase are included in net investment income, except for certain securities included in FVO Securities where changes are included in net investment gains (losses).

Mortgage Loans

The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural, and residential. The accounting and valuation allowance policies that are applicable to all portfolio segments are presented below and policies related to each of the portfolio segments are included in Note 8.

Mortgage Loans Held-For-Investment

Mortgage loans held-for-investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest is accrued on the principal amount of the loan based on the loan’s contractual interest rate, while amortization of premiums and discounts is recognized using the effective yield method. Gains and losses from sales of loans and increases or decreases to valuation allowances are recorded in net investment gains (losses).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Also included in mortgage loans held-for-investment are commercial mortgage loans held by CSEs for which the FVO was elected. These loans are stated at estimated fair value with changes in estimated fair value subsequent to consolidation recognized in net investment gains (losses).

Mortgage Loans Held-For-Sale

Mortgage loans held-for-sale includes three categories of mortgage loans:

•

Residential mortgage loans – held-for-sale - FVO. Forward and reverse residential mortgage loans originated with the intent to sell, for which the FVO was elected, are carried at estimated fair value. Subsequent changes in estimated fair value are recognized in other revenues.

•

Mortgage loans – held-for-sale – lower of amortized cost or estimated fair value. Mortgage loans originated with the intent to sell for which FVO was not elected, certain repurchased mortgage loans, and mortgage loans that were previously designated as held-for-investment, but now are designated as held-for-sale, are stated at the lower of amortized cost or estimated fair value.

•

Securitized reverse residential mortgage loans. Reverse residential mortgage loans originated with the intent to sell which have been transferred into Government National Mortgage Association securitizations, for which the FVO was elected, are stated at estimated fair value. The FVO was elected for certain loans and the corresponding secured borrowing, which is included within other liabilities. Subsequent changes in estimated fair value of both the asset and liability are recognized in other revenues.

Policy Loans

Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal or interest on the loan is deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.

Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income associated with such real estate is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.

Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held for sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated.

Real estate acquired upon foreclosure is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Real Estate Joint Ventures and Other Limited Partnership Interests

The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor ownership interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling financial interest. Equity method investment income is recognized as earned by the investee. The Company records its share of earnings using a three-month lag methodology for instances where the timely financial information is not available and the contractual agreements provide for the delivery of the investees’ financial information after the end of the Company’s reporting period.

The Company uses the cost method of accounting for investments in which it has virtually no influence over the joint venture’s or the partnership’s operations. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards. The Company recognizes distributions on cost method investments as earned or received.

In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates these investments for impairments. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. The Company considers its cost method investments for OTTI when the carrying value of such investments exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when determining whether the cost method investment is other-than-temporarily impaired. When an OTTI has occurred, the impairment loss is recorded within net investment gains (losses).

Short-term Investments

Short-term investments include securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value.

Other Invested Assets

Other invested assets consist principally of the following:

•	Freestanding derivatives with positive estimated fair values are described in “— Derivatives” below.
•

Tax credit partnerships derive their primary source of investment return in the form of income tax credits. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method.

•

Leveraged leases are recorded net of non-recourse debt. The Company recognizes income on the leveraged leases by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values and impairs them to expected values.

•

Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.

•	Joint venture investments that engage in insurance underwriting activities are accounted for under the equity method.
•	Mortgage Servicing Rights (“MSRs”) are measured at estimated fair value with changes in fair value reported in other revenues in the period in which the change occurs.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Securities Lending Program

Securities lending transactions, whereby blocks of securities, which are included in fixed maturity securities, equity securities, and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks, and are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.

Derivatives

Freestanding Derivatives

Freestanding derivatives are carried in the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.

Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivatives carrying value in other invested assets or other liabilities.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:		Derivative:
Policyholder benefits and claims	•	Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	•	Economic hedges of equity method investments in joint ventures
	•	All derivatives held in relation to trading portfolios
	•	Derivatives held within contractholder-directed unit-linked investments
Other revenues	•	Derivatives held in connection with the Company’s mortgage banking activities
Other expenses	•	Economic hedges of foreign currency exchange rate exposure related to the Company’s international subsidiaries

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Hedge Accounting

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•

Fair value hedge (a hedge of the estimated fair value of a recognized asset or liability) - in net derivative gains (losses), consistent with the change in fair value of the hedged item attributable to the designated risk being hedged.

•

Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) - effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

•

Net investment in a foreign operation hedge - effectiveness in OCI, consistent with the translation adjustment for the hedged net investment in the foreign operation; ineffectiveness in net derivative gains (losses).

The change in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. Accruals on derivatives in net investment hedges are recognized in OCI.

In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the consolidated statements of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).

Embedded Derivatives

The Company sells variable annuities and purchases certain investments that contain embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings;
•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and
•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.

Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses) except for those in policyholder benefits and claims related to ceded reinsurance of GMIB. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

Fair Value

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Goodwill

Goodwill represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized. Goodwill is calculated as the excess of cost over the estimated fair value of such net assets acquired, is not amortized, and is tested for impairment based on a fair value approach at least annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.

The impairment test is performed at the reporting unit level, which is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there may be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business combination. The excess of the carrying value of goodwill over the implied fair value of goodwill would be recognized as an impairment and recorded as a charge against net income.

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

Employee Benefit Plans

Certain subsidiaries of MetLife, Inc. (the “Subsidiaries”) sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees and sales representatives. Measurement dates used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans correspond with the fiscal year ends of sponsoring Subsidiaries, which are December 31 for U.S. Subsidiaries and November 30 for most non-U.S. Subsidiaries.

The Company recognizes the funded status of the projected pension benefit obligation (“PBO”) for pension benefits and the accumulated pension benefit obligation (“APBO”) for other postretirement benefits for each of its plans. The Company recognizes an expense for differences between actual experience and estimates over the average future service period of participants. The actuarial gains or losses, prior service costs and credits and the remaining net transition asset or obligation not yet included in net periodic benefit costs are charged to accumulated OCI (“AOCI”), net of income tax.

The Subsidiaries also sponsor defined contribution plans for substantially all U.S. employees under which a portion of employee contributions is matched. Applicable matching contributions are made each payroll period. Accordingly, the Company recognizes compensation cost for current matching contributions. As all contributions are transferred currently as earned to the defined contribution plans, no liability for matching contributions is recognized in the consolidated balance sheets.

Income Tax

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

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination include the performance of the business and its ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

•	future taxable income exclusive of reversing temporary differences and carryforwards;
•	future reversals of existing taxable temporary differences;
•	taxable income in prior carryback years; and
•	tax planning strategies.

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

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 21, legal costs are recognized in other expenses as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements.

Other Accounting Policies

Stock-Based Compensation

The Company grants certain employees and directors stock-based compensation awards under various plans that are subject to specific vesting conditions. The cost of all stock-based transactions is measured at fair value at

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

grant date and recognized over the period during which a grantee is required to provide services in exchange for the award. Although the terms of the Company’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

Cash and Cash Equivalents

The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates estimated fair value.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from five to 10 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.5 billion at both December 31, 2012 and 2011. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.3 billion and $1.2 billion at December 31, 2012 and 2011, respectively. Related depreciation and amortization expense was $208 million, $199 million and $151 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.5 billion and $2.2 billion at December 31, 2012 and 2011, respectively. Accumulated amortization of capitalized software was $932 million and $1.5 billion at December 31, 2012 and 2011, respectively. Related amortization expense was $221 million, $217 million and $189 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Revenues

Other revenues include, in addition to items described elsewhere herein, advisory fees, broker-dealer commissions and fees, administrative service fees, and changes in account value relating to corporate-owned life insurance (“COLI”). Such fees and commissions are recognized in the period in which services are performed. Under certain COLI contracts, if the Company reports certain unlikely adverse results in its consolidated financial statements, withdrawals would not be immediately available and would be subject to market value adjustment, which could result in a reduction of the account value.

Policyholder Dividends

Policyholder dividends are approved annually by the insurance subsidiaries’ boards of directors. The aggregate amount of policyholder dividends is related to actual interest, mortality, morbidity and expense experience for the year, as well as management’s judgment as to the appropriate level of statutory surplus to be retained by the insurance subsidiaries.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Foreign Currency

Assets, liabilities and operations of foreign affiliates and subsidiaries are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. With the exception of certain foreign operations, primarily Japan, where multiple functional currencies exist, the local currencies of foreign operations are the functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and income and expense accounts are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.

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

Adoption of New Accounting Pronouncements

On January 1, 2012, the Company adopted new guidance regarding accounting for DAC, which was retrospectively applied. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. Under the new guidance, advertising costs may only be included in DAC if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, are met. As a result, certain direct marketing, sales manager compensation and administrative costs previously capitalized by the Company will no longer be deferred. The cumulative effect adjustment of adopting the guidance on accounting for DAC was a decrease in total equity of $1.8 billion, net of income tax, as of January 1, 2010, which is reflected in the opening balance of equity in the consolidated statement of equity.

On January 1, 2012, the Company adopted new guidance regarding comprehensive income, which was retrospectively applied, that provides companies with the option to present the total of comprehensive income, components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements in annual financial statements. The standard eliminates the option to present components of OCI as part of the statement of changes in stockholders’ equity. The Company adopted the two-statement approach for annual financial statements.

Effective January 1, 2012, the Company adopted new guidance on goodwill impairment testing that simplifies how an entity tests goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

qualitative assessment is optional and the Company is permitted to bypass it for any reporting unit in any period and begin its impairment analysis with the quantitative calculation. In 2012, the Company proceeded to Step 1 of the two-step impairment analysis for all of the Company’s reporting units. The Company is permitted to perform the qualitative assessment in any subsequent period.

Effective January 1, 2012, the Company adopted new guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements other than the expanded disclosures in Note 10.

Effective July 1, 2010, the Company adopted guidance regarding accounting for embedded credit derivatives within structured securities. This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the scope exception. Embedded credit derivative features other than subordination must be analyzed to determine whether they require bifurcation and separate accounting. As a result of the adoption of this guidance, the Company elected FVO for certain structured securities that were previously accounted for as fixed maturity securities. Upon adoption, the Company reclassified $50 million of securities from fixed maturity securities to FVO and trading securities. These securities had cumulative unrealized losses of $10 million, net of income tax, which was recognized as a cumulative effect adjustment to decrease retained earnings with a corresponding increase to AOCI as of July 1, 2010.

Effective January 1, 2010, the Company adopted guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The revised consolidation guidance changed the definition of the primary beneficiary, as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the qualitative VIE consolidation model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE is considered to be the primary beneficiary. The guidance requires a continuous reassessment, as well as enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of the amended VIE consolidation guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity commercial mortgage-backed securities (“CMBS”) and equity security collateralized debt obligations. The Company also elected FVO for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $278 million of securities classified as FVO and trading securities, $6.8 billion of commercial mortgage loans and $6.8 billion of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $179 million in fixed maturity securities and less than $1 million in equity securities. The consolidation also resulted in a decrease in retained earnings of $12 million, net of income tax, and an increase in AOCI of $42 million, net of income tax, at January 1, 2010. For the year ended December 31, 2010, the Company recorded $426 million of net investment income on the consolidated assets, $411 million of interest expense in other expenses on the related long-term debt, and $6 million in net investment gains (losses) to remeasure the assets and liabilities at their estimated fair values.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Future Adoption of New Accounting Pronouncements

In January 2013, the FASB issued new guidance regarding comprehensive income (Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income), effective prospectively for fiscal years beginning after December 15, 2012. The amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2013, the FASB issued new guidance regarding balance sheet offsetting disclosures (ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”)), effective for fiscal years and interim periods within those years beginning on or after January 1, 2013. The amendments in ASU 2013-01 clarify that the scope of ASU 2011-11 (as defined below), applies to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2011, the FASB issued new guidance regarding balance sheet offsetting disclosures (ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)), effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance will be applied retrospectively for all comparative periods presented. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of the guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

2.  Segment Information

MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and EMEA.

Americas

The Americas consists of the following segments:

Retail

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

Group, Voluntary & Worksite Benefits

The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into two businesses: Group and Voluntary & Worksite. Group insurance products and services include variable life, universal life and term life products. Group insurance products and services also include dental, group short- and long-term disability and accidental death & dismemberment coverages. The Voluntary & Worksite business includes personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance offered to employees on a voluntary basis. The Voluntary & Worksite business also includes LTC, prepaid legal plans and critical illness products.

Corporate Benefit Funding

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

Latin America

The Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, group medical, dental, credit insurance, endowment and retirement & savings products.

Asia

The Asia segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include whole life, term life, variable life, universal life, accident and health insurance, fixed and variable annuities and endowment products.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

EMEA

The EMEA segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products.

Corporate & Other

In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Bank, National Association (“MetLife Bank”) (see Note 3) and other business activities. Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, and various start-up and certain run-off entities. Corporate & Other also includes assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

Financial Measures and Segment Accounting Policies

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2012, 2011 and 2010 and at December 31, 2012 and 2011. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
	Americas
Year Ended December 31, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,532	$14,794	$3,237	$2,578	$27,141	$8,344	$2,370	$56	$37,911	$64	$37,975
Universal life and investment-type product policy fees	4,561	662	225	785	6,233	1,491	333	155	8,212	344	8,556
Net investment income	7,670	1,768	5,703	1,198	16,339	2,895	535	703	20,472	1,512	21,984
Other revenues	879	422	259	16	1,576	26	121	33	1,756	150	1,906
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(352)	(352)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(1,919)	(1,919)

Total revenues	19,642	17,646	9,424	4,577	51,289	12,756	3,359	947	68,351	(201)	68,150

Expenses
Policyholder benefits and claims and policyholder dividends	9,010	13,691	5,704	2,231	30,636	5,819	1,196	119	37,770	1,586	39,356
Interest credited to policyholder account balances	2,375	167	1,358	393	4,293	1,784	126	39	6,242	1,487	7,729
Goodwill impairment	—	—	—	—	—	—	—	—	—	1,868	1,868
Capitalization of DAC	(1,753)	(138)	(29)	(353)	(2,273)	(2,288)	(723)	—	(5,284)	(5)	(5,289)
Amortization of DAC and VOBA	1,607	133	22	224	1,986	1,563	626	2	4,177	22	4,199
Amortization of negative VOBA	—	—	—	(5)	(5)	(456)	(94)	—	(555)	(67)	(622)
Interest expense on debt	—	1	8	(1)	8	5	1	1,176	1,190	166	1,356
Other expenses	5,369	2,351	478	1,375	9,573	4,738	1,810	559	16,680	1,431	18,111

Total expenses	16,608	16,205	7,541	3,864	44,218	11,165	2,942	1,895	60,220	6,488	66,708

Provision for income tax expense (benefit)	1,032	481	659	130	2,302	554	146	(679)	2,323	(2,195)	128

Operating earnings	$2,002	$960	$1,224	$583	$4,769	$1,037	$271	$(269)	5,808

Adjustments to:
Total revenues									(201)
Total expenses									(6,488)
Provision for income tax (expense) benefit									2,195

Income (loss) from continuing operations, net of income tax									$1,314		$1,314

At December 31, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other	Total
	(In millions)
Total assets	$332,387	$44,138	$217,352	$23,272	$131,138	$23,474	$65,020	$836,781
Separate account assets	$150,513	$532	$71,875	$4,200	$8,273	$—	$—	$235,393
Separate account liabilities	$150,513	$532	$71,875	$4,200	$8,273	$—	$—	$235,393

(1)	Total assets includes $111.0 billion of assets from the Japan operations which represents 13% of total consolidated assets.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
	Americas
Year Ended December 31, 2011	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,711	$13,949	$2,848	$2,514	$26,022	$7,716	$2,477	$54	$36,269	$92	$36,361
Universal life and investment-type product policy fees	4,096	630	232	757	5,715	1,343	315	155	7,528	278	7,806
Net investment income	7,414	1,768	5,506	1,025	15,713	2,475	562	888	19,638	(53)	19,585
Other revenues	779	390	249	15	1,433	36	123	60	1,652	880	2,532
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(867)	(867)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	4,824	4,824

Total revenues	19,000	16,737	8,835	4,311	48,883	11,570	3,477	1,157	65,087	5,154	70,241

Expenses
Policyholder benefits and claims and policyholder dividends	9,220	13,015	5,287	2,064	29,586	5,239	1,290	126	36,241	676	36,917
Interest credited to policyholder account balances	2,412	178	1,323	371	4,284	1,607	166	—	6,057	(454)	5,603
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(2,339)	(176)	(25)	(295)	(2,835)	(2,045)	(669)	—	(5,549)	(9)	(5,558)
Amortization of DAC and VOBA	1,845	186	17	207	2,255	1,486	613	1	4,355	543	4,898
Amortization of negative VOBA	—	—	—	(6)	(6)	(560)	(53)	—	(619)	(78)	(697)
Interest expense on debt	1	—	9	1	11	—	—	1,293	1,304	325	1,629
Other expenses	5,854	2,198	513	1,305	9,870	4,522	1,723	505	16,620	1,645	18,265

Total expenses	16,993	15,401	7,124	3,647	43,165	10,249	3,070	1,925	58,409	2,648	61,057

Provision for income tax expense (benefit)	672	445	599	150	1,866	441	156	(584)	1,879	914	2,793

Operating earnings	$1,335	$891	$1,112	$514	$3,852	$880	$251	$(184)	4,799

Adjustments to:
Total revenues									5,154
Total expenses									(2,648)
Provision for income tax (expense) benefit									(914)

Income (loss) from continuing operations, net of income tax									$6,391		$6,391

At December 31, 2011	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other	Total
	(In millions)
Total assets	$301,591	$45,197	$195,217	$20,315	$115,806	$30,040	$88,060	$796,226
Separate account assets	$128,208	$479	$64,851	$2,880	$6,599	$6	$—	$203,023
Separate account liabilities	$128,208	$479	$64,851	$2,880	$6,599	$6	$—	$203,023

(1)	Total assets includes $103.9 billion of assets from the Japan operations which represents 13% of total consolidated assets.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
	Americas
Year Ended December 31, 2010	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,491	$14,100	$2,345	$1,969	$24,905	$1,716	$439	$11	$27,071	$—	$27,071
Universal life and investment-type product policy fees	3,655	616	226	630	5,127	502	50	138	5,817	211	6,028
Net investment income	7,644	1,702	5,280	927	15,553	497	155	650	16,855	638	17,493
Other revenues	633	369	247	12	1,261	14	9	109	1,393	935	2,328
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(408)	(408)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(265)	(265)

Total revenues	18,423	16,787	8,098	3,538	46,846	2,729	653	908	51,136	1,111	52,247

Expenses
Policyholder benefits and claims and policyholder dividends	8,835	13,112	4,677	1,829	28,453	1,351	137	33	29,974	698	30,672
Interest credited to policyholder account balances	2,381	192	1,447	370	4,390	183	124	—	4,697	222	4,919
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(1,769)	(187)	(18)	(221)	(2,195)	(459)	(116)	—	(2,770)	—	(2,770)
Amortization of DAC and VOBA	1,724	181	16	144	2,065	290	87	1	2,443	34	2,477
Amortization of negative VOBA	—	—	—	(1)	(1)	(49)	(7)	—	(57)	(7)	(64)
Interest expense on debt	2	—	8	1	11	1	1	1,124	1,137	413	1,550
Other expenses	5,059	2,193	494	901	8,647	1,142	434	379	10,602	1,132	11,734

Total expenses	16,232	15,491	6,624	3,023	41,370	2,459	660	1,537	46,026	2,492	48,518

Provision for income tax expense (benefit)	735	427	516	92	1,770	46	—	(402)	1,414	(304)	1,110

Operating earnings	$1,456	$869	$958	$423	$3,706	$224	$(7)	$(227)	3,696

Adjustments to:
Total revenues									1,111
Total expenses									(2,492)
Provision for income tax (expense) benefit									304

Income (loss) from continuing operations, net of income tax									$2,619		$2,619

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolio adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments as well as Corporate & Other:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Life insurance (1)	$31,723	$30,486	$23,978
Accident and health insurance	13,255	12,269	7,480
Property and casualty insurance	3,117	3,043	2,956
Non-insurance	342	901	1,013

Total	$48,437	$46,699	$35,427

(1)	Includes annuities and corporate benefit funding products.

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2012, 2011 and 2010.

The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
U.S.	$31,500	$30,108	$29,387
Foreign:
Japan	7,833	7,184	568
Other	9,104	9,407	5,472

Total	$48,437	$46,699	$35,427

3.  Acquisitions and Dispositions

Pending Dispositions

MetLife Bank

On January 11, 2013, MetLife Bank and MetLife, Inc. completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. On February 14, 2013, MetLife, Inc. announced that it had received the required approvals from both the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve (the “Federal Reserve Board”) to de-register as a bank holding company.

In January 2012, MetLife, Inc. announced it was exiting the business of originating forward residential mortgage loans. In April 2012, MetLife, Inc. announced it was exiting the businesses of originating and servicing reverse residential mortgage loans and that MetLife Bank and MetLife, Inc. entered into a definitive agreement to

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

sell MetLife Bank’s reverse mortgage servicing portfolio. In June 2012, the Company sold the majority of MetLife Bank’s reverse MSRs and related assets and liabilities, with the remainder sold in September 2012 pursuant to the same sales agreement. In November 2012, MetLife Bank and MetLife, Inc. entered into a definitive agreement to sell MetLife Bank’s forward mortgage servicing portfolio to JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). With the assumption of the rights and obligations of the forward mortgage servicing portfolio by JPMorgan Chase on December 31, 2012, MetLife Bank committed to exit the business of servicing forward mortgages.

In conjunction with exiting the depository, servicing and mortgage loan origination businesses (the “MetLife Bank Divestiture”), for the years ended December 31, 2012 and 2011, the Company recorded net losses of $163 million and $212 million, respectively, net of income tax, related to the loss on disposal of the MSRs, securities and mortgage loans sold and losses associated with lease impairments, other employee-related charges and investment impairments. The Company expects to incur additional charges of $60 million to $85 million, net of income tax, related to exiting these businesses. For servicing, collective net assets of $608 million were sold for $580 million in net consideration, of which $190 million has been collected at December 31, 2012. The majority of the remaining amounts were collected in January 2013. In conjunction with the sale of reverse MSRs, the Company also de-recognized $9.1 billion of the associated securitized reverse residential mortgage loans that previously did not qualify as sales, as well as the corresponding liability of $9.1 billion related to these mortgage loans, from the consolidated balance sheet.

With the sale of its depository business and forward mortgage servicing portfolio, MetLife Bank has sold or has otherwise committed to exit substantially all of its operations. Total assets and liabilities recorded in the consolidated balance sheets related to MetLife Bank’s businesses were $7.8 billion and $6.8 billion at December 31, 2012, respectively and $21.3 billion and $19.9 billion at December 31, 2011, respectively. The disposition of the assets and liabilities of these businesses did not qualify for classification as discontinued operations under GAAP.

MetLife Bank has historically taken advantage of collateralized borrowing opportunities with the Federal Home Loan Bank (“FHLB”) of New York (“FHLB of NY”). In January 2012, MetLife Bank discontinued taking advances from the FHLB of NY. In April 2012, MetLife Bank transferred cash to Metropolitan Life Insurance Company (“MLIC”) related to $3.8 billion of outstanding advances which had been included in long-term debt, and MLIC assumed the associated obligations under terms similar to those of the transferred advances by issuing funding agreements which are included in PABs. See Note 12.

Caribbean Business

In 2011, the Company entered into an agreement to sell its insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”). As a result of this agreement, the Company recorded a loss of $21 million, net of income tax, for the year ended December 31, 2011. During 2012, regulatory approvals were obtained for a majority of the jurisdictions and closings were finalized with the buyer, resulting in a gain of $5 million, net of income tax. These amounts are reflected in net investment gains (losses) within the consolidated statements of operations. As of December 31, 2011, the total assets and liabilities recorded in the consolidated balance sheets associated with the Caribbean Business were $859 million and $707 million, respectively. Sales in the remaining jurisdictions are expected to close in the first quarter of 2013, subject to regulatory approval and other customary closing conditions in each of the jurisdictions. The results of the Caribbean Business are included in continuing operations.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

2012 Disposition

American Life U.K. Assumption Reinsurance

During July 2012, the Company completed the disposal, through a ceded assumption reinsurance agreement, of certain closed blocks of business in the United Kingdom (“U.K.”), to a third party. Simultaneously, the Company recaptured from the third party the indemnity reinsurance agreement related to this business, previously reinsured as of July 1, 2011. These transactions resulted in a decrease in both insurance and reinsurance assets and liabilities of $4.1 billion. The Company recognized a gain of $25 million, net of income tax, on the transactions for the year ended December 31, 2012, which was recorded in net investment gains (losses) in the consolidated statement of operations.

2011 Dispositions

MSI MetLife

On April 1, 2011, the Company sold its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”), a Japan domiciled life insurance company, to its joint venture partner, MS&AD Insurance Group Holdings, Inc. (“MS&AD”), for $269 million (¥22.5 billion) in cash consideration, less $4 million (¥310 million) to reimburse MS&AD for specific expenses incurred related to the transaction. The accumulated other comprehensive losses in the foreign currency translation adjustment component of equity resulting from the hedges of the Company’s investment in the joint venture of $46 million, net of income tax, were released upon sale but did not impact net income for the year ended December 31, 2011 as such losses were considered in the overall impairment evaluation of the investment prior to the sale. During the years ended December 31, 2011 and 2010, the Company recorded losses of $57 million and $136 million, net of income tax, respectively, in net investment gains (losses) within the consolidated statements of operations related to the sale. The Company’s operating earnings relating to its investment in MSI MetLife were included in the Asia segment.

MetLife Taiwan

On November 1, 2011, the Company sold its wholly-owned subsidiary, MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”) for $180 million in cash consideration. The net assets sold were $282 million, resulting in a loss on disposal of $64 million, net of income tax, recorded in discontinued operations, for the year ended December 31, 2011. Income (loss) from the operations of MetLife Taiwan of $20 million and $22 million, net of income tax, for the years ended December 31, 2011 and 2010, respectively, was also recorded in discontinued operations. See “— Discontinued Operations” below.

2010 Acquisition of ALICO

Description of Transaction

On November 1, 2010 (the “ALICO Acquisition Date”), MetLife, Inc. acquired all of the issued and outstanding capital stock of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “ALICO Acquisition”) for a total purchase price of $16.4 billion. The ALICO Acquisition significantly broadened the Company’s diversification by product, distribution and geography, meaningfully accelerated MetLife’s global growth strategy, and provides the opportunity to build an international franchise leveraging the key strengths of ALICO.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The $7.2 billion cash portion of the purchase price was funded through the issuance of common stock as described in Note 16, fixed and floating rate senior debt as described in Note 12 as well as cash on hand. The securities issued to AM Holdings included (a) 78,239,712 shares of MetLife, Inc.’s common stock; (b) 6,857,000 shares of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (the “convertible preferred stock”) of MetLife, Inc.; and (c) 40 million common equity units of MetLife, Inc. with an aggregate stated amount at issuance of $3.0 billion, initially consisting of (i) three purchase contracts (the “Series C Purchase Contracts,” the “Series D Purchase Contracts” and the “Series E Purchase Contracts” and, together, the “Purchase Contracts”), obligating the holder to purchase, on specified future settlement dates, a variable number of shares of MetLife, Inc.’s common stock for a fixed price; and (ii) an interest in each of three series of debt securities (the “Series C Debt Securities,” the “Series D Debt Securities” and the “Series E Debt Securities,” and, together, the “Debt Securities”) issued by MetLife, Inc. Distributions on the common equity units will be made quarterly, through contract payments on the Purchase Contracts and interest payments on the Debt Securities, initially at an aggregate annual rate of 5.00% (an average annual rate of 3.02% on the Purchase Contracts and an average annual rate of 1.98% on the Debt Securities) as described in Note 15.

Contingent Consideration

The Company guaranteed that the fair value of a fund of assets backing certain U.K. unit-linked contracts would have a value of at least £1 per unit on July 1, 2012. If the shortfall between the aggregate guaranteed amount and the fair value of the fund exceeded £106 million (as adjusted for withdrawals), AIG would pay the difference to the Company and, conversely, if the shortfall at July 1, 2012 was less than £106 million, the Company would pay the difference to AIG. At July 1, 2012, the shortfall between the aggregate guaranteed amount and the fair value of the fund was less than £106 million, resulting in a payment of $108 million by the Company to AIG during the third quarter of 2012. The contingent consideration liability was $109 million at December 31, 2011. The decrease in the contingent consideration liability amount from December 31, 2011 to the date of settlement was recorded in net derivative gains (losses) in the consolidated statement of operations.

Branch Restructuring

On March 4, 2010, American Life entered into a closing agreement (the “Closing Agreement”) with the Commissioner of the Internal Revenue Service (“IRS”) with respect to a U.S. withholding tax issue arising as a result of payments made by its foreign branches. The Closing Agreement provides that American Life’s foreign branches will not be required to withhold U.S. income tax on the income portion of payments made pursuant to American Life’s life insurance and annuity contracts (“Covered Payments”) for any tax periods beginning on January 1, 2005 and ending on December 31, 2013 (the “Deferral Period”). The Closing Agreement required that American Life submit a plan to the IRS within 90 days after the close of the ALICO Acquisition, indicating the steps American Life would take (on a country by country basis) to ensure that no substantial amount of U.S. withholding tax will arise from Covered Payments made by American Life’s foreign branches to foreign customers after the Deferral Period. Such plan, which was submitted to the IRS on January 29, 2011, involves the transfer of businesses from certain of the foreign branches of American Life to one or more existing or newly-formed subsidiaries of MetLife, Inc. or American Life. See Note 19 for additional information regarding the valuation allowance related to branch restructuring.

A liability of $277 million was recognized in purchase accounting at November 1, 2010 for the anticipated and estimated costs associated with restructuring American Life’s foreign branches into subsidiaries in connection with the Closing Agreement. This liability has been reduced based on payments through December 31, 2012. In addition, based on revised estimates of anticipated costs, this liability was reduced by $51 million for the year ended December 31, 2012, which was recorded as a reduction in other expenses in the consolidated statement of operations, resulting in a liability of $62 million at December 31, 2012.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

See Notes 11 and 17 for additional information on goodwill and other expenses, respectively, related to the ALICO Acquisition.

Revenues and Earnings of ALICO

The following table presents information for ALICO that is included in the Company’s consolidated statement of operations from the ALICO Acquisition Date through November 30, 2010:

ALICO’s Operations Included in MetLife’s Results for the Year Ended December 31, 2010

(In millions)
Total revenues	$950
Income (loss) from continuing operations, net of income tax	$(2)

Supplemental Pro Forma Information (unaudited)

The following table presents unaudited supplemental pro forma information as if the ALICO Acquisition had occurred on January 1, 2010 for the year ended December 31, 2010.

Year Ended December 31, 2010

(In millions, except per share data)
Total revenues	$64,680
Income (loss) from continuing operations, net of income tax, attributable to common shareholders	$3,888
Income (loss) from continuing operations, net of income tax, attributable to common shareholders per common share:
Basic	$3.60
Diluted	$3.57

The pro forma information was derived from the historical financial information of MetLife and ALICO, reflecting the results of operations of MetLife and ALICO for 2010. The historical financial information has been adjusted to give effect to the pro forma events that are directly attributable to the ALICO Acquisition and factually supportable and expected to have a continuing impact on the combined results. Discontinued operations and the related earnings per share have been excluded from the presentation as they are non-recurring in nature. The pro forma information is not intended to reflect the results of operations of the combined company that would have resulted had the ALICO Acquisition been effective during the periods presented or the results that may be obtained by the combined company in the future. The pro forma information does not reflect future events that may occur after the ALICO Acquisition, including, but not limited to, expense efficiencies or revenue enhancements arising from the ALICO Acquisition and also does not give effect to certain one-time charges that MetLife expects to incur, such as restructuring and integration costs.

The pro forma information primarily reflects the following pro forma adjustments:

•	reduction in net investment income to reflect the amortization or accretion associated with the new cost basis of the acquired fixed maturities available-for-sale portfolio;

•	elimination of amortization associated with the elimination of ALICO’s historical DAC;

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

•	amortization of VOBA, VODA and VOCRA associated with the establishment of VOBA, VODA and VOCRA arising from the ALICO Acquisition;

•	reduction in other expenses associated with the amortization of negative VOBA;

•	reduction in revenues associated with the elimination of ALICO’s historical unearned revenue liability;

•	interest expense associated with the issuance of the Debt Securities to AM Holdings and the public issuance of senior notes in connection with the financing of the ALICO Acquisition;

•	certain adjustments to conform to MetLife’s accounting policies; and

•	reversal of investment and derivative gains (losses) associated with certain transactions that were completed prior to the ALICO Acquisition Date (conditions of closing).

Discontinued Operations

The following table summarizes the amounts that have been reflected as discontinued operations in the consolidated statements of operations. Income (loss) from discontinued operations includes real estate classified as held-for-sale or sold.

	Years ended December 31,
	2012	2011	2010
	(In millions)
Total revenues	$74	$484	$464
Total expenses	—	363	406

Income (loss) before provision for income tax	74	121	58
Provision for income tax expense (benefit)	26	33	20

Income (loss) from operations of discontinued operations, net of income tax	48	88	38
Gain (loss) on disposal of operations, net of income tax	—	(64)	6

Income (loss) from discontinued operations, net of income tax	$48	$24	$44

4.  Insurance

Insurance Liabilities

Insurance liabilities are comprised of future policy benefits, PABs and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2012	2011
	(In millions)
Retail	$138,082	$138,872
Group, Voluntary & Worksite Benefits	29,996	28,899
Corporate Benefit Funding	117,065	106,225
Latin America	16,055	13,890
Asia	103,064	98,267
EMEA	20,200	22,348
Corporate & Other	9,173	9,073

Total	$433,635	$417,574

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life

Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for domestic business and 1% to 21% for international business, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends for domestic business.

Non-participating life

Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 10% for domestic business and 1% to 16% for international business.

Individual and group traditional fixed annuities after annuitization	Present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 1% to 11% for domestic business and 1% to 13% for international business.
Non-medical health insurance

The net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rate assumptions used in establishing such liabilities range from 4% to 7% (primarily related to domestic business).

Disabled lives

Present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 2% to 8% for domestic business and 1% to 9% for international business.

Property and casualty insurance

The amount estimated for claims that have been reported but not settled and claims incurred but not reported are based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

Participating business represented 6% of the Company’s life insurance in-force at both December 31, 2012 and 2011. Participating policies represented 20%, 21% and 26% of gross life insurance premiums for the years ended December 31, 2012, 2011 and 2010, respectively.

PABs are equal to: (i) policy account values, which consist of an accumulation of gross premium payments and investment performance; (ii) credited interest, ranging from 1% to 13% for domestic business and 1% to 16% for international business, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Guarantees

The Company issues variable annuity products with guaranteed minimum benefits. The non-life contingent portion of GMWB and the portion of certain GMIB that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 9. Guarantees accounted for as insurance liabilities include:

Guarantee:		Measurement Assumptions:
GMDB	— A return of purchase payment upon death even if the account value is reduced to zero. — An enhanced death benefit may be available for an additional fee.

—  Present value of expected death benefits in excess of the projected account balance recognizing the excess ratably over the accumulation period based on the present value of total expected assessments.

—  Assumptions are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.

—  Investment performance and volatility assumptions are consistent with the historical experience of the appropriate underlying equity index, such as the S&P 500 Index.

—  Benefit assumptions are based on the average benefits payable over a range of scenarios.

GMIB

—  After a specified period of time determined at the time of issuance of the variable annuity contract, a minimum accumulation of purchase payments, even if the account value is reduced to zero, that can be annuitized to receive a monthly income stream that is not less than a specified amount.

—  Certain contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.

—  Present value of expected income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on present value of total expected assessments.

—  Assumptions are consistent with those used for estimating GMDB liabilities.

—  Calculation incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.

GMWB

—  A return of purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that cumulative withdrawals in a contract year do not exceed a certain limit.

—  Certain contracts include guaranteed withdrawals that are life contingent.

— Expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDB liabilities.

The Company also issues annuity contracts that apply a lower rate of funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize (“two tier

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

annuities”). These guarantees include benefits that are payable in the event of death, maturity or at annuitization. Additionally, the Company issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDB	GMIB	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct and Assumed
Balance at January 1, 2010	$168	$402	$504	$174	$1,248
Acquisitions	46	110	2,952	—	3,108
Incurred guaranteed benefits	149	111	536	24	820
Paid guaranteed benefits	(91)	—	(1)	—	(92)

Balance at December 31, 2010	272	623	3,991	198	5,084
Incurred guaranteed benefits	273	269	496	23	1,061
Paid guaranteed benefits	(113)	(10)	(24)	—	(147)

Balance at December 31, 2011	432	882	4,463	221	5,998
Incurred guaranteed benefits	252	771	348	25	1,396
Paid guaranteed benefits	(117)	(18)	(26)	—	(161)

Balance at December 31, 2012	$567	$1,635	$4,785	$246	$7,233

Ceded
Balance at January 1, 2010	$6	$—	$182	$122	$310
Acquisitions	30	—	—	—	30
Incurred guaranteed benefits	18	(1)	412	17	446
Paid guaranteed benefits	(15)	—	—	—	(15)

Balance at December 31, 2010	39	(1)	594	139	771
Incurred guaranteed benefits	35	9	20	16	80
Paid guaranteed benefits	(20)	—	—	—	(20)

Balance at December 31, 2011	54	8	614	155	831
Incurred guaranteed benefits	22	1	139	18	180
Paid guaranteed benefits	(20)	—	—	—	(20)

Balance at December 31, 2012	$56	$9	$753	$173	$991

Net
Balance at January 1, 2010	$162	$402	$322	$52	$938
Acquisitions	16	110	2,952	—	3,078
Incurred guaranteed benefits	131	112	124	7	374
Paid guaranteed benefits	(76)	—	(1)	—	(77)

Balance at December 31, 2010	233	624	3,397	59	4,313
Incurred guaranteed benefits	238	260	476	7	981
Paid guaranteed benefits	(93)	(10)	(24)	—	(127)

Balance at December 31, 2011	378	874	3,849	66	5,167
Incurred guaranteed benefits	230	770	209	7	1,216
Paid guaranteed benefits	(97)	(18)	(26)	—	(141)

Balance at December 31, 2012	$511	$1,626	$4,032	$73	$6,242

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Account balances of contracts with insurance guarantees were invested in separate account asset classes as follows at:

	December 31,
	2012	2011
	(In millions)
Fund Groupings:
Balanced	$67,230	$52,823
Equity	64,209	57,750
Bond	11,188	9,838
Specialty	2,260	2,034
Money Market	1,291	1,521

Total	$146,178	$123,966

Based on the type of guarantee, the Company defines net amount at risk (“NAR”) as listed below. These amounts include direct and assumed business, but exclude offsets from hedging or reinsurance, if any.

Variable Annuity Guarantees

In the Event of Death

Defined as the guaranteed minimum death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

At Annuitization

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

Two Tier Annuities

Defined as the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date. These contracts apply a lower rate of funds if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize.

Universal and Variable Life Contracts

Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows at:

	December 31,
	2012			2011
	In the Event of Death	At Annuitization		In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (3)	$184,095	$89,137		$163,845	$72,016
Separate account value	$143,893	$84,354		$121,841	$66,739
Net amount at risk	$9,501	$4,593	(2)	$16,641	$2,686	(2)
Average attained age of contractholders	62 years	62 years		62 years	61 years

Two Tier Annuities
General account value	N/A	$848		N/A	$386
Net amount at risk	N/A	$232		N/A	$60
Average attained age of contractholders	N/A	51 years		N/A	60 years

	December 31,
	2012			2011
	Secondary Guarantees	Paid-Up Guarantees		Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$14,256	$3,828		$12,946	$3,963
Net amount at risk	$189,197	$23,276		$188,642	$24,991
Average attained age of policyholders	54 years	60 years		53 years	59 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)

The Company had previously disclosed the NAR based on the excess of the benefit base over the contractholder’s total contract account value on the balance sheet date. Such amounts were $9.7 billion and $12.1 billion at December 31, 2012 and 2011, respectively. The Company has provided, in the table above, the NAR as defined above. The Company believes that this definition is more representative of the potential economic exposures of these guarantees as the contractholders do not have access to this difference other than through annuitization.

(3)	Includes amounts, which are not reported in the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

Obligations Under Funding Agreements

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2012, 2011 and 2010, the Company issued $35.1 billion, $39.9 billion and

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$34.1 billion, respectively, and repaid $31.1 billion, $41.6 billion and $30.9 billion, respectively, of such funding agreements. At December 31, 2012 and 2011, liabilities for funding agreements outstanding, which are included in PABs, were $30.0 billion and $25.5 billion, respectively.

Certain of the Company’s subsidiaries are members of the FHLB. Holdings of FHLB common stock by branch, included in equity securities, were as follows at:

	December 31,
	2012	2011
	(In millions)
FHLB of NY	$736	$658
FHLB of Des Moines	$83	$51
FHLB of Boston	$67	$70
FHLB of Pittsburgh	$14	N/A

Such subsidiaries have also entered into funding agreements. The liability for funding agreements is included in PABs. Information related to the funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2012	2011	2012	2011
	(In millions)
FHLB of NY (1)	$13,512	$11,655	$14,611 (2)	$13,002 (2)
Farmer Mac (3)	$2,750	$2,750	$3,159	$3,157
FHLB of Des Moines (1)	$1,405	$695	$1,902 (2)	$953 (2)
FHLB of Boston (1)	$450	$450	$537 (2)	$518 (2)
FHLB of Pittsburgh	$—	N/A	$810 (2)	N/A

(1)

Represents funding agreements issued to the FHLB in exchange for cash and for which the FHLB has been granted a lien on certain assets, some of which are in the custody of the FHLB, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under advances evidenced by funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLB as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLB’s recovery on the collateral is limited to the amount of the Company’s liability to the FHLB.

(2)	Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.

(3)

Represents funding agreements issued to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of collateral presented is at carrying value.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to property and casualty, group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy-related balances, was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Balance at January 1,	$10,117	$10,708	$8,219
Less: Reinsurance recoverables	1,436	2,198	547

Net balance at January 1,	8,681	8,510	7,672

Acquisitions, net	—	—	583
Incurred related to:
Current year	8,399	9,028	6,482
Prior years	(69)	(199)	(75)

Total incurred	8,330	8,829	6,407

Paid related to:
Current year	(5,689)	(6,238)	(4,050)
Prior years	(2,467)	(2,420)	(2,102)

Total paid	(8,156)	(8,658)	(6,152)

Net balance at December 31,	8,855	8,681	8,510
Add: Reinsurance recoverables	1,581	1,436	2,198

Balance at December 31,	$10,436	$10,117	$10,708

During 2012, 2011 and 2010, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased by $69 million, $199 million and $75 million, respectively, due to a reduction in prior year automobile bodily injury and homeowners’ severity and improved loss ratio for non-medical health claim liabilities.

Separate Accounts

Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $185.9 billion and $158.8 billion at December 31, 2012 and 2011, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $49.5 billion and $44.2 billion at December 31, 2012 and 2011, respectively. The latter category consisted primarily of funding agreements and participating close-out contracts. The average interest rate credited on these contracts was 2.80% and 3.12% at December 31, 2012 and 2011, respectively.

For the years ended December 31, 2012, 2011 and 2010, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

5.  Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles

See Note 1 for a description of capitalized acquisition costs.

Non-Participating and Non-Dividend-Paying Traditional Contracts

The Company amortizes DAC and VOBA related to these contracts (term insurance, non-participating whole life insurance, traditional group life insurance, non-medical health insurance, and accident and health insurance) over the appropriate premium paying period in proportion to the actual historic and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

Participating, Dividend-Paying Traditional Contracts

The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. For participating contracts within the closed block (dividend-paying traditional contracts) future gross margins are also dependent upon changes in the policyholder dividend obligation. See Note 7. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.

Fixed and Variable Universal Life Contracts and Fixed and Variable Deferred Annuity Contracts

The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.

Credit Insurance, Property and Casualty Insurance and Other Short-Duration Contracts

The Company amortizes DAC for these contracts, which is primarily composed of commissions and certain underwriting expenses, in proportion to historic and future earned premium over the applicable contract term.

Factors Impacting Amortization

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

The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
DAC
Balance at January 1,	$15,240	$13,377	$13,551
Capitalizations	5,289	5,558	2,770
Amortization related to:
Net investment gains (losses)	(40)	(478)	(92)
Other expenses	(2,875)	(2,614)	(1,875)

Total amortization	(2,915)	(3,092)	(1,967)

Unrealized investment gains (losses)	(516)	(427)	(1,043)
Effect of foreign currency translation and other	52	(176)	66

Balance at December 31,	17,150	15,240	13,377

VOBA
Balance at January 1,	9,379	11,088	2,864
Acquisitions	55	11	9,210
Amortization related to:
Net investment gains (losses)	(1)	(49)	(16)
Other expenses	(1,283)	(1,757)	(494)

Total amortization	(1,284)	(1,806)	(510)

Unrealized investment gains (losses)	(197)	(361)	(125)
Effect of foreign currency translation and other	(342)	447	(351)

Balance at December 31,	7,611	9,379	11,088

Total DAC and VOBA
Balance at December 31,	$24,761	$24,619	$24,465

See Note 1 for information on the retrospective application of the adoption of new accounting guidance related to DAC.

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2012	2011
	(In millions)

Retail	$11,500	$11,681
Group, Voluntary & Worksite Benefits	382	377
Corporate Benefit Funding	96	89
Latin America	1,231	1,050
Asia	9,554	9,554
EMEA	1,998	1,866
Corporate & Other	—	2

Total	$24,761	$24,619

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding other policy-related intangibles was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Deferred Sales Inducements
Balance at January 1,	$926	$918	$841
Capitalization	81	140	157
Amortization	(77)	(132)	(80)

Balance at December 31,	$930	$926	$918

VODA and VOCRA
Balance at January 1,	$1,264	$1,094	$792
Acquisitions	—	213	356
Amortization (1)	(150)	(60)	(42)
Effect of foreign currency translation	(6)	17	(12)

Balance at December 31,	$1,108	$1,264	$1,094

Accumulated amortization	$334	$184	$124

Negative VOBA
Balance at January 1,	$3,657	$4,287	$—
Acquisitions	10	7	4,422
Amortization	(622)	(697)	(64)
Effect of foreign currency translation	(129)	60	(71)

Balance at December 31,	$2,916	$3,657	$4,287

Accumulated amortization	$1,383	$761	$64

(1)

In connection with the Company’s annual impairment testing of VOCRA, it was determined that the VOCRA included in the Group, Voluntary & Worksite Benefits segment, associated with a previously acquired dental business, was impaired as the undiscounted future cash flows associated with the asset were lower than its current carrying value. This shortfall in undiscounted future cash flows is primarily the result of actual persistency experience being less favorable than what was assumed when the asset was acquired. As a result of this impairment, the Company wrote the asset down to its estimated fair value, which was determined using the discounted cash flow valuation approach. The Company recorded a non-cash charge of $77 million ($50 million, net of income tax) for the impairment of the VOCRA balance to other expenses in the consolidated statement of operations for the year ended December 31, 2012.

The estimated future amortization expense (credit) to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2013	$1,048	$77	$(521)
2014	$909	$80	$(445)
2015	$763	$81	$(364)
2016	$667	$77	$(284)
2017	$574	$73	$(166)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

6.  Reinsurance

The Company enters into reinsurance agreements primarily as a purchaser for reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by third parties. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in Note 8.

Americas — Excluding Latin America

For its Retail Life & Other insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products and reinsures up to 90% of the mortality risk for certain other products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.

The Company’s Retail Annuities business reinsures a portion of the living and death benefit guarantees issued in connection with its variable annuities. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.

The Company’s Corporate Benefit Funding segment periodically engages in reinsurance activities, as considered appropriate. The impact of these activities on the financial results of this segment has not been significant.

The Company, through its property & casualty business within both the Retail and Group, Voluntary and Worksite Benefits segments, purchases reinsurance to manage its exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. The Company cedes to reinsurers losses and premiums based upon the exposure of the policies subject to reinsurance. To manage exposure to large property and casualty losses, the Company purchases property catastrophe, casualty and property per risk excess of loss reinsurance protection.

For other policies, the Company generally retains most of the risk and cedes particular risks on certain client arrangements.

Latin America, Asia and EMEA

For life insurance products, the Company currently reinsures, depending on the product, risks in excess of $5 million to external reinsurers on a yearly renewable term basis. The Company may also reinsure certain risks

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

with external reinsurers depending upon the nature of the risk and local regulatory requirements. For selected large corporate clients, the Company reinsures group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, the Company cedes and assumes risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain countries. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk. The Company also has reinsurance agreements in force that reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Under these agreements, the Company pays reinsurance fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

Corporate & Other

The Company also reinsures, through 100% quota share reinsurance agreements, certain run-off LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”).

Corporate & Other also has a reinsurance agreement, whereby it assumes the living and death benefit guarantees issued in connection with variable annuity products. Under this agreement, the Company receives reinsurance fees associated with the guarantees collected from policyholders, and provides reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

Catastrophe Coverage

The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. In the Americas, excluding Latin America, the Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Currently, for Latin America, Asia and EMEA, the Company purchases catastrophe coverage to insure risks within certain countries deemed by management to be exposed to the greatest catastrophic risks.

Reinsurance Recoverables

The Company reinsures its business through a diversified group of well-capitalized, highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2012 and 2011, were immaterial.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $5.7 billion and $5.6 billion of unsecured reinsurance recoverable balances at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had $14.1 billion of net ceded reinsurance recoverables. Of this total, $10.4 billion, or 74%, were with the Company’s five largest ceded reinsurers, including $2.8 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2011, the Company had $13.5 billion of net ceded reinsurance recoverables. Of this total, $10.3 billion, or 76%, were with the Company’s five largest ceded reinsurers, including $3.2 billion of net ceded reinsurance recoverables which were unsecured.

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

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Premiums:
Direct premiums	$38,719	$37,185	$27,596
Reinsurance assumed	1,488	1,484	1,377
Reinsurance ceded	(2,232)	(2,308)	(1,902)

Net premiums	$37,975	$36,361	$27,071

Universal life and investment-type product policy fees:
Direct universal life and investment-type product policy fees	$9,216	$8,455	$6,621
Reinsurance assumed	155	154	138
Reinsurance ceded	(815)	(803)	(731)

Net universal life and investment-type product policy fees	$8,556	$7,806	$6,028

Policyholder benefits and claims:
Direct policyholder benefits and claims	$39,262	$37,588	$31,402
Reinsurance assumed	1,167	1,101	1,275
Reinsurance ceded	(2,442)	(3,218)	(3,490)

Net policyholder benefits and claims	$37,987	$35,471	$29,187

Other expenses:
Direct other expenses	$17,848	$18,672	$13,035
Reinsurance assumed	228	168	116
Reinsurance ceded	(321)	(303)	(224)

Net other expenses	$17,755	$18,537	$12,927

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2012				2011
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets:
Premiums, reinsurance and other receivables	$6,286	$548	$14,800	$21,634	$5,601	$641	$16,239	$22,481
Deferred policy acquisition costs and value of business acquired	24,789	92	(120)	24,761	24,412	340	(133)	24,619

Total assets	$31,075	$640	$14,680	$46,395	$30,013	$981	$16,106	$47,100

Liabilities:
Future policy benefits	$190,321	$2,031	$(1)	$192,351	$182,304	$1,972	$(1)	$184,275
Policyholder account balances	223,229	2,594	(2)	225,821	214,206	3,494	—	217,700
Other policy-related balances	15,142	313	8	15,463	14,880	339	380	15,599
Other liabilities	18,925	543	3,024	22,492	25,245	630	5,039	30,914

Total liabilities	$447,617	$5,481	$3,029	$456,127	$436,635	$6,435	$5,418	$448,488

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $2.3 billion and $2.4 billion at December 31, 2012 and 2011, respectively. The deposit liabilities on reinsurance were $45 million and $66 million at December 31, 2012 and 2011, respectively.

7.  Closed Block

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	December 31,
	2012	2011
	(In millions)
Closed Block Liabilities
Future policy benefits	$42,586	$43,169
Other policy-related balances	298	358
Policyholder dividends payable	466	514
Policyholder dividend obligation	3,828	2,919
Other liabilities	602	613

Total closed block liabilities	47,780	47,573

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	30,546	30,407
Equity securities available-for-sale, at estimated fair value	41	35
Mortgage loans	6,192	6,206
Policy loans	4,670	4,657
Real estate and real estate joint ventures	459	364
Other invested assets	953	857

Total investments	42,861	42,526
Cash and cash equivalents	381	249
Accrued investment income	481	509
Premiums, reinsurance and other receivables	107	109
Current income tax recoverable	2	53
Deferred income tax assets	319	362

Total assets designated to the closed block	44,151	43,808

Excess of closed block liabilities over assets designated to the closed block	3,629	3,765

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax	2,891	2,394
Unrealized gains (losses) on derivatives, net of income tax	9	11
Allocated to policyholder dividend obligation, net of income tax	(2,488)	(1,897)

Total amounts included in accumulated other comprehensive income (loss)	412	508

Maximum future earnings to be recognized from closed block assets and liabilities	$4,041	$4,273

Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Balance at January 1,	$2,919	$876	$—
Change in unrealized investment and derivative gains (losses)	909	2,043	876

Balance at December 31,	$3,828	$2,919	$876

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Revenues
Premiums	$2,139	$2,306	$2,461
Net investment income	2,188	2,231	2,292
Net investment gains (losses)	61	32	39
Net derivative gains (losses)	(12)	8	(27)

Total revenues	4,376	4,577	4,765

Expenses
Policyholder benefits and claims	2,783	2,991	3,115
Policyholder dividends	1,072	1,137	1,235
Other expenses	179	193	199

Total expenses	4,034	4,321	4,549

Revenues, net of expenses before provision for income tax expense (benefit)	342	256	216
Provision for income tax expense (benefit)	120	89	71

Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	222	167	145
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	10	1	1

Revenues, net of expenses and provision for income tax expense (benefit)	$232	$168	$146

MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

8.  Investments

See Note 10 for information about the fair value hierarchy for investments and the related valuation methodologies.

Investment Risks and Uncertainties

Investments are exposed to the following primary sources of risk: credit, interest rate, liquidity, market valuation, currency and real estate risk. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.

The determination of valuation allowances and impairments is highly subjective and is based upon periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities (“ABS”), certain structured investment transactions and FVO and trading securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

Fixed Maturity and Equity Securities AFS

Fixed Maturity and Equity Securities AFS by Sector

The following table presents the fixed maturity and equity securities AFS by sector. The unrealized loss amounts presented below include the noncredit loss component of OTTI losses. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including RMBS, CMBS and ABS.

	December 31, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses

	(In millions)
Fixed Maturity Securities:
U.S. corporate	$102,669	$11,887	$430	$—	$114,126	$98,621	$8,544	$1,380	$—	$105,785
Foreign corporate (1)	61,806	5,654	277	(1)	67,184	61,568	3,789	1,338	1	64,018
Foreign government	51,967	5,440	71	—	57,336	49,840	3,053	357	—	52,536
U.S. Treasury and agency	41,874	6,104	11	—	47,967	34,132	5,882	2	—	40,012
RMBS	35,666	2,477	315	349	37,479	42,092	2,281	1,033	703	42,637
CMBS	18,177	1,009	57	—	19,129	18,565	730	218	8	19,069
ABS	15,762	404	156	13	15,997	13,018	278	305	12	12,979
State and political subdivision	12,949	2,169	70	—	15,048	11,975	1,416	156	—	13,235

Total fixed maturity securities	$340,870	$35,144	$1,387	$361	$374,266	$329,811	$25,973	$4,789	$724	$350,271

Equity Securities:
Common	$2,034	$147	$19	$—	$2,162	$2,219	$83	$97	$—	$2,205
Non-redeemable preferred	804	65	140	—	729	989	31	202	—	818

Total equity securities	$2,838	$212	$159	$—	$2,891	$3,208	$114	$299	$—	$3,023

(1)

OTTI losses, as presented above, represent the noncredit portion of OTTI losses that is included in AOCI. OTTI losses include both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI losses for foreign corporate securities was in an unrealized gain position of $1 million at December 31, 2012 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “—Net Unrealized Investment Gains (Losses).”

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company held non-income producing fixed maturity securities with an estimated fair value of $85 million and $62 million with unrealized gains (losses) of $11 million and ($19) million at December 31, 2012 and 2011, respectively.

Methodology for Amortization of Discount or Premium on Structured Securities

Amortization of the discount or premium on structured securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and ABS are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and ABS and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and ABS, the effective yield is recalculated on a retrospective basis.

Maturities of Fixed Maturity Securities

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	December 31,
	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$24,177	$24,394	$16,747	$16,862
Due after one year through five years	66,973	70,759	62,819	64,414
Due after five years through ten years	82,376	91,975	82,694	88,036
Due after ten years	97,739	114,533	93,876	106,274

Subtotal	271,265	301,661	256,136	275,586
Structured securities (RMBS, CMBS and ABS)	69,605	72,605	73,675	74,685

Total fixed maturity securities	$340,870	$374,266	$329,811	$350,271

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. RMBS, CMBS and ABS are shown separately, as they are not due at a single maturity.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector

The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts include the noncredit component of OTTI loss.

	December 31, 2012				December 31, 2011
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate	$3,799	$88	$3,695	$342	$15,642	$590	$5,135	$790
Foreign corporate	2,783	96	2,873	180	12,618	639	5,957	700
Foreign government	1,431	22	543	49	11,227	230	1,799	127
U.S. Treasury and agency	1,951	11	—	—	2,611	1	50	1
RMBS	735	31	4,098	633	4,040	547	4,724	1,189
CMBS	842	11	577	46	2,825	135	678	91
ABS	1,920	30	1,410	139	4,972	103	1,316	214
State and political subdivision	260	4	251	66	177	2	1,007	154

Total fixed maturity securities	$13,721	$293	$13,447	$1,455	$54,112	$2,247	$20,666	$3,266

Equity Securities:
Common	$201	$18	$14	$1	$581	$96	$5	$1
Non-redeemable preferred	—	—	295	140	204	30	370	172

Total equity securities	$201	$18	$309	$141	$785	$126	$375	$173

Total number of securities in an unrealized loss position	1,941		1,335		3,978		1,963

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities

Evaluation and Measurement Methodologies

Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The methodology and significant inputs used to determine the amount of credit loss on fixed maturity securities are as follows:

•

The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security prior to impairment.

•

When determining collectability and the period over which value is expected to recover, the Company applies considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: payment terms of the security; the likelihood that the issuer can service the interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

•

Additional considerations are made when assessing the unique features that apply to certain structured securities including, but not limited to: the quality of underlying collateral, expected prepayment speeds; current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, and the payment priority within the tranche structure of the security.

•

When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the estimated fair value is considered the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described in (ii) above, as well as private and public sector programs to restructure such securities.

With respect to securities that have attributes of debt and equity (perpetual hybrid securities), consideration is given in the OTTI analysis as to whether there has been any deterioration in the credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Consideration is also given as to whether any perpetual hybrid securities, with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.

The cost or amortized cost of fixed maturity and equity securities is adjusted for OTTI in the period in which the determination is made. The Company does not change the revised cost basis for subsequent recoveries in value.

In periods subsequent to the recognition of OTTI on a fixed maturity security, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted over the remaining term of the fixed maturity security in a prospective manner based on the amount and timing of estimated future cash flows.

Current Period Evaluation

Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at December 31, 2012. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals or any of the above factors deteriorate, additional OTTI may be incurred in upcoming periods.

Gross unrealized losses on fixed maturity securities in an unrealized loss position decreased $3.8 billion during the year ended December 31, 2012 from $5.5 billion to $1.7 billion. The decline in, or improvement in, gross unrealized losses for the year ended December 31, 2012, was primarily attributable to narrowing credit spreads and a decrease in interest rates.

At December 31, 2012, $659 million of the total $1.7 billion of gross unrealized losses were from 183 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Investment Grade Fixed Maturity Securities

Of the $659 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $299 million, or 45%, are related to gross unrealized losses on 74 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads or rising interest rates since purchase.

Below Investment Grade Fixed Maturity Securities

Of the $659 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $360 million, or 55%, are related to gross unrealized losses on 109 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans and sub-prime residential mortgage loans), U.S and foreign corporate securities (primarily utility and financial services industry securities) and ABS (primarily collateralized debt obligations) and are

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services industry sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates these U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuer; and evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.

Equity Securities

Equity securities in an unrealized loss position decreased $140 million during the year ended December 31, 2012 from $299 million to $159 million. Of the $159 million, $119 million were from 13 equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, of which 87% were financial services industry investment grade non-redeemable preferred stock, of which 75% were rated A, AA, or AAA.

FVO and Trading Securities

See Note 10 for tables that present the four categories of securities that comprise FVO and trading securities. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on FVO and trading securities and the related changes in estimated fair value subsequent to purchase included in net investment income and net investment gains (losses) for securities still held as of the end of the respective years, as applicable.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans

Mortgage Loans Held-for-Investment and Held-for-Sale by Portfolio Segment

Mortgage loans are summarized as follows at:

	December 31,
	2012		2011
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)
Mortgage loans held-for-investment:
Commercial	$40,472	71.0%	$40,440	56.1%
Agricultural	12,843	22.5	13,129	18.2
Residential (1)	958	1.7	689	1.0

Subtotal (2)	54,273	95.2	54,258	75.3
Valuation allowances (1)	(347)	(0.6)	(481)	(0.7)

Subtotal mortgage loans held-for-investment, net	53,926	94.6	53,777	74.6
Commercial mortgage loans held by CSEs	2,666	4.7	3,138	4.4

Total mortgage loans held-for-investment, net	56,592	99.3	56,915	79.0

Mortgage loans held-for-sale:
Residential — FVO (1)	49	0.1	3,064	4.2
Mortgage loans — lower of amortized cost or estimated fair value (1)	365	0.6	4,462	6.2
Securitized reverse residential mortgage loans (1), (3)	—	—	7,652	10.6

Total mortgage loans held-for-sale	414	0.7	15,178	21.0

Total mortgage loans, net	$57,006	100.0%	$72,093	100.0%

(1)	As a result of the MetLife Bank Divestiture described in Note 3, the Company has disposed of certain mortgage loans and de-recognized its securitized reverse residential mortgage loans.

(2)	Purchases of mortgage loans were $205 million and $64 million for the years ended December 31, 2012 and 2011, respectively.

(3)	See Note 1 for a discussion of securitized reverse residential mortgage loans.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans and Valuation Allowance by Portfolio Segment

The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows:

	December 31,
	2012				2011
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$539	$181	$13	$733	$96	$159	$13	$268
Evaluated collectively for credit losses	39,933	12,662	945	53,540	40,344	12,970	676	53,990

Total mortgage loans	40,472	12,843	958	54,273	40,440	13,129	689	54,258

Valuation allowances:
Specific credit losses	94	21	2	117	59	45	1	105
Non-specifically identified credit losses	199	31	—	230	339	36	1	376

Total valuation allowances	293	52	2	347	398	81	2	481

Mortgage loans, net of valuation allowance	$40,179	$12,791	$956	$53,926	$40,042	$13,048	$687	$53,777

Valuation Allowance Rollforward by Portfolio Segment

The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)

Balance at January 1, 2010	$589	$115	$17	$721
Provision (release)	(5)	12	2	9
Charge-offs, net of recoveries	(22)	(39)	(5)	(66)

Balance at December 31, 2010	562	88	14	664
Provision (release)	(152)	(3)	10	(145)
Charge-offs, net of recoveries	(12)	(4)	(3)	(19)
Transfer to held-for-sale (1)	—	—	(19)	(19)

Balance at December 31, 2011	398	81	2	481
Provision (release)	(92)	—	6	(86)
Charge-offs, net of recoveries	(13)	(24)	—	(37)
Transfer to held-for-sale (1)	—	(5)	(6)	(11)

Balance at December 31, 2012	$293	$52	$2	$347

(1)

The valuation allowance on and the related carrying value of certain residential mortgage loans held-for-investment were transferred to mortgage loans held-for-sale in connection with the MetLife Bank Divestiture. See Note 3.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Valuation Allowance Methodology

Mortgage loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the loan agreement. Specific valuation allowances are established using the same methodology for all three portfolio segments as the excess carrying value of a loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. A common evaluation framework is used for establishing non-specific valuation allowances for all loan portfolio segments; however, a separate non-specific valuation allowance is calculated and maintained for each loan portfolio segment that is based on inputs unique to each loan portfolio segment. Non-specific valuation allowances are established for pools of loans with similar risk characteristics where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available.

Commercial and Agricultural Mortgage Loan Portfolio Segments

The Company typically uses several years of historical experience in establishing non-specific valuation allowances which captures multiple economic cycles. For evaluations of commercial loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For evaluations of agricultural loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. On a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for each portfolio segment.

All commercial loans are reviewed on an ongoing basis which may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. All agricultural loans are monitored on an ongoing basis. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural loans is generally similar to the commercial loan monitoring process, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are established using the methodology described above for all loan portfolio segments. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.

For commercial loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the loan portfolio updated each quarter.

For agricultural loans, the Company’s primary credit quality indicator is the loan-to-value ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated. Additionally, the Company focuses the monitoring process on higher risk loans, including reviews on a geographic and property-type basis.

Residential Mortgage Loan Portfolio Segment

The Company’s residential loan portfolio is comprised primarily of closed end, amortizing residential loans. For evaluations of residential loans, the key inputs of expected frequency and expected loss reflect current market conditions, with expected frequency adjusted, when appropriate, for differences from market conditions and the Company’s historical experience. In contrast to the commercial and agricultural loan portfolios, residential loans are smaller-balance homogeneous loans that are collectively evaluated for impairment. Non-specific valuation allowances are established using the evaluation framework described above for pools of loans with similar risk characteristics from inputs that are unique to the residential segment of the loan portfolio. Loan specific valuation allowances are only established on residential loans when they have been restructured and are established using the methodology described above for all loan portfolio segments.

For residential loans, the Company’s primary credit quality indicator is whether the loan is performing or non-performing. The Company generally defines non-performing residential loans as those that are 90 or more days past due and/or in non-accrual status which is assessed monthly. Generally, non-performing residential loans have a higher risk of experiencing a credit loss.

Credit Quality of Commercial Mortgage Loans

Information about the credit quality of commercial mortgage loans held-for-investment is presented below at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
December 31, 2012:
Loan-to-value ratios:
Less than 65%	$29,839	$730	$722	$31,291	77.3%	$33,730	78.3%
65% to 75%	5,057	672	153	5,882	14.6	6,129	14.2
76% to 80%	938	131	316	1,385	3.4	1,436	3.3
Greater than 80%	1,085	552	277	1,914	4.7	1,787	4.2

Total	$36,919	$2,085	$1,468	$40,472	100.0%	$43,082	100.0%

December 31, 2011:
Loan-to-value ratios:
Less than 65%	$24,983	$448	$564	$25,995	64.3%	$27,581	65.5%
65% to 75%	8,275	336	386	8,997	22.3	9,387	22.3
76% to 80%	1,150	98	226	1,474	3.6	1,473	3.5
Greater than 80%	2,714	880	380	3,974	9.8	3,664	8.7

Total	$37,122	$1,762	$1,556	$40,440	100.0%	$42,105	100.0%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Credit Quality of Agricultural Mortgage Loans

Information about the credit quality of agricultural mortgage loans held-for-investment is presented below at:

	December 31,
	2012		2011
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,908	92.7%	$11,802	89.9%
65% to 75%	590	4.6	874	6.7
76% to 80%	92	0.7	76	0.6
Greater than 80%	253	2.0	377	2.8

Total	$12,843	100.0%	$13,129	100.0%

The estimated fair value of agricultural mortgage loans held-for-investment was $13.3 billion and $13.6 billion at December 31, 2012 and 2011, respectively.

Credit Quality of Residential Mortgage Loans

Information about the credit quality of residential mortgage loans held-for-investment is presented below at:

	December 31,
	2012		2011
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$929	97.0%	$671	97.4%
Non-performing	29	3.0	18	2.6

Total	$958	100.0%	$689	100.0%

The estimated fair value of residential mortgage loans held-for-investment was $1.0 billion and $737 million at December 31, 2012 and 2011, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Past Due and Interest Accrual Status of Mortgage Loans

The Company has a high quality, well performing, mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2012 and 2011. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial and residential mortgage loans – 60 days; and agricultural mortgage loans – 90 days. The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In millions)
Commercial	$2	$63	$—	$—	$84	$63
Agricultural	116	146	53	29	67	157
Residential	29	8	—	—	18	17

Total	$147	$217	$53	$29	$169	$237

Impaired Mortgage Loans

Information regarding impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at and for the periods ended:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
December 31,	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value	Average Recorded Investment	Interest Income
	(In millions)
2012:
Commercial	$445	$436	$94	$342	$103	$103	$548	$445	$464	$14
Agricultural	110	107	21	86	79	74	189	160	204	8
Residential	13	13	2	11	—	—	13	11	13	—

Total	$568	$556	$117	$439	$182	$177	$750	$616	$681	$22

2011:
Commercial	$96	$96	$59	$37	$252	$237	$348	$274	$313	$6
Agricultural	160	159	45	114	71	69	231	183	252	5
Residential	13	13	1	12	1	1	14	13	23	—

Total	$269	$268	$105	$163	$324	$307	$593	$470	$588	$11

Unpaid principal balance is generally prior to any charge-offs. Interest income recognized is primarily cash basis income. The average recorded investment for commercial, agricultural and residential mortgage loans was $192 million, $284 million, $16 million, respectively, for the year ended December 31, 2010; and interest income recognized for commercial, agricultural and residential mortgage loans was $6 million, $8 million and $0, respectively, for the year ended December 31, 2010.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans Modified in a Troubled Debt Restructuring

For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance recorded with the restructuring. Through the continuous monitoring process, a specific valuation allowance may have been recorded prior to the quarter when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. The number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	For the Years Ended December 31,
	2012			2011
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	1	$222	$199	5	$147	$111
Agricultural	5	17	16	10	42	42
Residential	—	—	—	—	—	—

Total	6	$239	$215	15	$189	$153

There were no mortgage loans during the previous 12 months modified in a troubled debt restructuring with a subsequent payment default at December 31, 2012. During the 12 months ended December 31, 2011, the Company had four agricultural mortgage loans, with a carrying value after specific valuation allowance of $13 million, modified in a troubled debt restructuring with a subsequent payment default. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due.

Other Invested Assets

Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit partnerships, and leveraged leases.

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2012	2011
	(In millions)
Rental receivables, net	$1,564	$1,859
Estimated residual values	1,474	1,657

Subtotal	3,038	3,516
Unearned income	(1,040)	(1,268)

Investment in leveraged leases	$1,998	$2,248

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Rental receivables are generally due in periodic installments. The payment periods range from one to 15 years but, in certain circumstances can be over 30 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or non-performing, which is assessed monthly. The Company generally defines non-performing rental receivables as those that are 90 days or more past due. At December 31, 2012 and 2011, all rental receivables were performing.

The deferred income tax liability related to leveraged leases was $1.6 billion and $1.5 billion at December 31, 2012 and 2011, respectively.

The components of income from investment in leveraged leases, excluding net investment gains (losses) were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Income from investment in leveraged leases	$57	$125	$123
Less: Income tax expense on leveraged leases	(20)	(44)	(43)

Investment income after income tax from investment in leveraged leases	$37	$81	$80

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.1 billion and $5.0 billion at December 31, 2012 and 2011, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Fixed maturity securities	$33,641	$21,096	$7,817
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(361)	(724)	(601)

Total fixed maturity securities	33,280	20,372	7,216
Equity securities	97	(167)	(3)
Derivatives	1,274	1,514	(59)
Other	(30)	72	42

Subtotal	34,621	21,791	7,196

Amounts allocated from:
Insurance liability loss recognition	(6,049)	(3,996)	(672)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	19	47	38
DAC and VOBA	(2,485)	(1,800)	(1,003)
Policyholder dividend obligation	(3,828)	(2,919)	(876)

Subtotal	(12,343)	(8,668)	(2,513)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	119	236	197
Deferred income tax benefit (expense)	(7,973)	(4,694)	(1,762)

Net unrealized investment gains (losses)	14,424	8,665	3,118
Net unrealized investment gains (losses) attributable to noncontrolling interests	(5)	9	4

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$14,419	$8,674	$3,122

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2012	2011
	(In millions)
Balance, January 1,	$(724)	$(601)
Noncredit OTTI losses recognized (1)	(29)	31
Securities sold with previous noncredit OTTI loss	177	125
Subsequent changes in estimated fair value	215	(279)

Balance, December 31,	$(361)	$(724)

(1)	Noncredit OTTI losses recognized, net of DAC, were ($21) million and $33 million for the years ended December 31, 2012 and 2011, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Balance, beginning of period	$8,674	$3,122	$(1,338)
Cumulative effect of change in accounting principles, net of income tax	—	—	52
Fixed maturity securities on which noncredit OTTI losses have been recognized	363	(123)	242
Unrealized investment gains (losses) during the year	12,467	14,823	9,117
Unrealized investment gains (losses) of subsidiary at the date of disposal	—	(105)	—
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(2,053)	(3,406)	(554)
Insurance liability gain (loss) recognition of subsidiary at the date of disposal	—	82	—
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(28)	9	(33)
DAC and VOBA	(685)	(808)	(1,135)
DAC and VOBA of subsidiary at date of disposal	—	11	—
Policyholder dividend obligation	(909)	(2,043)	(876)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(117)	39	(73)
Deferred income tax benefit (expense)	(3,279)	(2,936)	(2,283)
Deferred income tax benefit (expense) of subsidiary at date of disposal	—	4	—

Net unrealized investment gains (losses)	14,433	8,669	3,119
Net unrealized investment gains (losses) attributable to noncontrolling interests	(14)	5	3

Balance, end of period	$14,419	$8,674	$3,122

Change in net unrealized investment gains (losses)	$5,759	$5,547	$4,457
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(14)	5	3

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$5,745	$5,552	$4,460

Concentrations of Credit Risk

Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japan government and its agencies of $22.4 billion and $21.0 billion, at estimated fair value, at December 31, 2012 and 2011, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan were $28.7 billion and $28.4 billion, including Japan government and agency fixed maturity securities, at December 31, 2012 and 2011, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Securities Lending

As described in Note 1, the Company participates in a securities lending program. Elements of the securities lending program are presented below at:

	December 31,
	2012	2011
	(In millions)
Securities on loan: (1)
Amortized cost	$23,380	$20,613
Estimated fair value	$27,077	$24,072
Cash collateral on deposit from counterparties (2)	$27,727	$24,223
Security collateral on deposit from counterparties (3)	$104	$371
Reinvestment portfolio — estimated fair value	$28,112	$23,940

(1)	Included within fixed maturity securities, equity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity and equity securities, and FVO and trading securities, and at carrying value for mortgage loans.

	December 31,
	2012	2011
	(In millions)
Invested assets on deposit (regulatory deposits)	$2,362	$1,660
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	12,434	11,135
Invested assets pledged as collateral (1)	23,251	29,899

Total invested assets on deposit, held in trust and pledged as collateral	$38,047	$42,694

(1)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding and advances agreements (see Notes 4 and 12), collateral financing arrangements (see Note 13) and derivative transactions (see Note 9).

Purchased Credit Impaired Investments

Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired (“PCI”) investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition-date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If subsequently, based on

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI or the recognition of mortgage loan valuation allowances (see Note 1).

The Company’s PCI investments, by invested asset class, were as follows at:

	December 31,
	2012	2011	2012	2011
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Outstanding principal and interest balance (1)	$4,905	$4,547	$440	$471
Carrying value (2)	$3,900	$3,130	$199	$173

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest for fixed maturity securities and amortized cost, plus accrued interest, less any valuation allowances, for mortgage loans.

The following table presents information about PCI investments acquired during the periods indicated:

	Years Ended December 31,
	2012	2011	2012	2011
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Contractually required payments (including interest)	$2,083	$5,141	$—	$—
Cash flows expected to be collected (1)	$1,524	$4,365	$—	$—
Fair value of investments acquired	$991	$2,590	$—	$—

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.

The following table presents activity for the accretable yield on PCI investments for:

	Years Ended December 31,
	2012	2011	2012	2011
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Accretable yield, January 1,	$2,311	$541	$254	$170
Investments purchased	533	1,775	—	—
Accretion recognized in earnings	(203)	(114)	(71)	(56)
Disposals	(102)	(65)	—	—
Reclassification (to) from nonaccretable difference	126	174	1	140

Accretable yield, December 31,	$2,665	$2,311	$184	$254

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Collectively Significant Equity Method Investments

The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $10.6 billion at December 31, 2012. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $3.0 billion at December 31, 2012. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.

As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for two of the three most recent annual periods: 2012 and 2010. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.

The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2012, 2011 and 2010. Aggregate total assets of these entities totaled $285.2 billion and $266.4 billion at December 31, 2012 and 2011, respectively. Aggregate total liabilities of these entities totaled $28.8 billion and $31.2 billion at December 31, 2012 and 2011, respectively. Aggregate net income (loss) of these entities totaled $17.9 billion, $9.7 billion and $18.7 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

Variable Interest Entities

The Company has invested in certain structured transactions that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Consolidated VIEs

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2012 and 2011. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	December 31,
	2012		2011
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
CSEs (assets (primarily loans) and liabilities (primarily debt)) (1)	$2,730	$2,545	$3,299	$3,103
MRSC (collateral financing arrangement (primarily securities)) (2)	3,439	—	3,333	—
Other limited partnership interests	356	8	360	6
FVO and trading securities	71	—	163	—
Other invested assets	85	—	102	1
Real estate joint ventures	11	14	16	18

Total	$6,692	$2,567	$7,273	$3,128

(1)

The Company consolidates former QSPEs that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The assets and liabilities of these CSEs are primarily commercial mortgage loans held-for-investment and long-term debt, respectively, and to a lesser extent include FVO and trading securities, accrued investment income, cash and cash equivalents, premiums, reinsurance and other receivables and other liabilities. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $168 million and $172 million at estimated fair value at December 31, 2012 and 2011, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $163 million, $324 million and $411 million for the years ended December 31, 2012, 2011 and 2010 respectively.

(2)

See Note 13 for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets primarily consist of fixed maturity securities and, to a much lesser extent, mortgage loans and cash and cash equivalents.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Unconsolidated VIEs

The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2012		2011
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$72,605	$72,605	$74,685	$74,685
U.S. and foreign corporate	5,287	5,287	4,998	4,998
Other limited partnership interests	4,436	5,908	4,340	6,084
Other invested assets	1,117	1,431	799	1,194
FVO and trading securities	563	563	671	671
Mortgage loans	351	351	456	456
Real estate joint ventures	150	157	61	79
Equity securities AFS:
Non-redeemable preferred	32	32	—	—

Total	$84,541	$86,334	$86,010	$88,167

(1)

The maximum exposure to loss relating to fixed maturity securities and the FVO and trading securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. The maximum exposure to loss relating to mortgage loans is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $318 million and $267 million at December 31, 2012 and 2011, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 21, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2012, 2011 and 2010.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Investment income:
Fixed maturity securities	$15,218	$15,037	$12,407
Equity securities	133	141	128
FVO and trading securities — Actively Traded Securities and FVO general account securities (1)	88	31	73
Mortgage loans	3,191	3,164	2,824
Policy loans	626	641	649
Real estate and real estate joint ventures	834	688	372
Other limited partnership interests	845	681	879
Cash, cash equivalents and short-term investments	163	167	101
International joint ventures	19	(12)	(92)
Other	131	178	236

Subtotal	21,248	20,716	17,577
Less: Investment expenses	1,090	1,019	882

Subtotal, net	20,158	19,697	16,695

FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	1,473	(453)	372
Securitized reverse residential mortgage loans	177	—	—
FVO CSEs - interest income:
Commercial mortgage loans	172	332	411
Securities	4	9	15

Subtotal	1,826	(112)	798

Net investment income	$21,984	$19,585	$17,493

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Actively Traded Securities and FVO general account securities	$51	$(3)	$30
FVO contractholder-directed unit-linked investments	$1,170	$(647)	$322

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Gains (Losses)

Components of Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$(61)	$(10)	$(3)
Finance	(32)	(56)	(126)
Consumer	(19)	(50)	(36)
Communications	(19)	(41)	(16)
Transportation	(17)	—	—
Technology	(6)	(1)	—
Industrial	(5)	(11)	(2)

Total U.S. and foreign corporate securities	(159)	(169)	(183)
RMBS	(97)	(214)	(117)
CMBS	(51)	(32)	(86)
ABS	(9)	(54)	(84)
State and political subdivision	(1)	—	—
Foreign government	—	(486)	—

OTTI losses on fixed maturity securities recognized in earnings	(317)	(955)	(470)
Fixed maturity securities — net gains (losses) on sales and disposals	253	25	215

Total gains (losses) on fixed maturity securities (1)	(64)	(930)	(255)

Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common	(34)	(22)	(7)
Non-redeemable preferred	—	(38)	(7)

OTTI losses on equity securities recognized in earnings	(34)	(60)	(14)
Equity securities — net gains (losses) on sales and disposals	38	37	118

Total gains (losses) on equity securities	4	(23)	104

FVO and trading securities — FVO general account securities — changes in estimated fair value subsequent to consolidation	17	(2)	—
Mortgage loans (1)	57	175	22
Real estate and real estate joint ventures	(36)	134	(54)
Other limited partnership interests	(36)	4	(18)
Other investment portfolio gains (losses)	(151)	(7)	(6)

Subtotal — investment portfolio gains (losses) (1)	(209)	(649)	(207)

FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	7	(84)	758
Securities	—	—	(78)
Long-term debt — related to commercial mortgage loans	25	97	(722)
Long-term debt — related to securities	(7)	(8)	48
Non-investment portfolio gains (losses) (2)	(168)	(223)	(207)

Subtotal FVO CSEs and non-investment portfolio gains (losses)	(143)	(218)	(201)

Total net investment gains (losses)	$(352)	$(867)	$(408)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)

Investment portfolio gains (losses) for the years ended December 31, 2012 and 2011 includes a net gain (loss) of $37 million and ($153) million, respectively, as a result of the MetLife Bank Divestiture, which is comprised of gains (losses) on investments sold of $78 million and $1 million, and impairments of ($41) million and ($154) million, respectively. See Note 3.

(2)

Non-investment portfolio gains (losses) for the year ended December 31, 2012 includes a gain of $33 million related to certain dispositions as more fully described in Note 3. Non-investment portfolio gains (losses) for the year ended December 31, 2011 includes a loss of $106 million related to certain dispositions and a goodwill impairment loss of $65 million. See Notes 3 and 11. Non-investment portfolio gains (losses) for the year ended December 31, 2010 includes a loss of $209 million related to a disposition. See Note 3.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($112) million, $37 million and $230 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Years Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	Fixed Maturity Securities			Equity Securities			Total
	(In millions)
Proceeds	$59,219	$67,449	$54,514	$1,648	$1,241	$616	$60,867	$68,690	$55,130

Gross investment gains	$944	$892	$831	$73	$108	$129	$1,017	$1,000	$960

Gross investment losses	(691)	(867)	(616)	(35)	(71)	(11)	(726)	(938)	(627)

Total OTTI losses recognized in earnings:
Credit-related	(223)	(645)	(423)	—	—	—	(223)	(645)	(423)
Other (1)	(94)	(310)	(47)	(34)	(60)	(14)	(128)	(370)	(61)

Total OTTI losses recognized in earnings	(317)	(955)	(470)	(34)	(60)	(14)	(351)	(1,015)	(484)

Net investment gains (losses)	$(64)	$(930)	$(255)	$4	$(23)	$104	$(60)	$(953)	$(151)

(1)

Other OTTI losses recognized in earnings include impairments on (i) equity securities, (ii) perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and (iii) fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Credit Loss Rollforward

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2012	2011
	(In millions)
Balance, at January 1,	$471	$443
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	46	45
Additional impairments — credit loss OTTI recognized on securities previously impaired	70	143
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(176)	(90)
Securities impaired to net present value of expected future cash flows	(17)	(57)
Increases in cash flows — accretion of previous credit loss OTTI	(2)	(13)

Balance, at December 31,	$392	$471

9.  Derivatives

Accounting for Derivatives

See Note 1 for a description of the Company’s accounting policies for derivatives and Note 10 for information about the fair value hierarchy for derivatives.

Derivative Strategies

The Company is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. The Company uses a variety of strategies to manage these risks, including the use of derivatives.

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps and structured interest rate swaps to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance agreements that have embedded derivatives.

Interest Rate Derivatives

The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, caps, floors, swaptions, futures and forwards.

Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company utilizes interest rate swaps in fair value, cash flow and non-qualifying hedging relationships.

The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. Treasury, agency, or other fixed maturity security. Structured interest rate swaps are included in interest rate swaps. Structured interest rate swaps are not designated as hedging instruments

The Company purchases interest rate caps and floors primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities, as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in non-qualifying hedging relationships.

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

Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. The Company utilizes swaptions in non-qualifying hedging relationships. Swaptions are included in interest rate options.

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

Foreign Currency Exchange Rate Derivatives

The Company uses foreign currency exchange rate derivatives including foreign currency swaps, foreign currency forwards and currency options, to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. The Company also uses foreign currency derivatives to hedge the foreign currency exchange rate risk associated with certain of its net investments in foreign operations.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and non-qualifying hedging relationships.

In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. The Company utilizes foreign currency forwards in fair value, net investment in foreign operations and non-qualifying hedging relationships.

The Company enters into currency options that give it the right, but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign exchange rate and the strike price. The Company uses currency options to hedge against the foreign currency exposure inherent in certain of its variable annuity products. The Company also uses currency options as an economic hedge of foreign currency exposure related to the Company’s international subsidiaries. The Company utilizes currency options in net investment in foreign operations and non-qualifying hedging relationships.

The Company uses certain of its foreign currency denominated funding agreements to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Such contracts are included in non-derivative hedging instruments.

To a lesser extent, the Company uses exchange-traded currency futures to hedge currency mismatches between assets and liabilities.

Credit Derivatives

Credit derivatives primarily include credit default swaps that are used by the Company to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. deems that a credit event has occurred. The Company utilizes credit default swaps in non-qualifying hedging relationships.

Credit default swaps are also used to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. Treasury securities, agency securities or other fixed maturity securities. The Company also enters into certain credit default swaps held in relation to trading portfolios for the purpose of generating profits on short-term differences in price. These credit default swaps are not designated as hedging instruments.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Equity Derivatives

The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, variance swaps, exchange-traded equity futures and total rate of return swaps (“TRRs”).

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

Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in non-qualifying hedging relationships.

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

TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Inter-Bank Offered Rate (“LIBOR”), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Primary Risks Managed by Derivatives and Non-Derivative Hedging Instruments

The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2012			2011
		Notional	Estimated Fair Value		Notional	Estimated Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,397	$1,921	$90	$4,580	$1,884	$92
Foreign currency swaps	Foreign currency exchange rate	3,187	332	85	3,220	500	98
Foreign currency forwards	Foreign currency exchange rate	—	—	—	1,830	2	10

Subtotal		8,584	2,253	175	9,630	2,386	200

Cash flow hedges:
Interest rate swaps	Interest rate	3,642	705	—	3,230	947	—
Interest rate forwards	Interest rate	675	139	—	965	210	—
Foreign currency swaps	Foreign currency exchange rate	9,038	219	355	6,370	352	306
Credit forwards	Credit	—	—	—	20	4	—

Subtotal		13,355	1,063	355	10,585	1,513	306

Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	2,552	43	61	1,689	53	12
Currency options	Foreign currency exchange rate	4,375	43	3	—	—	—

Subtotal		6,927	86	64	1,689	53	12

Total qualifying hedges		28,866	3,402	594	21,904	3,952	518

Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	83,250	5,201	2,043	71,923	5,410	2,107
Interest rate floors	Interest rate	56,246	1,174	837	23,866	1,246	165
Interest rate caps	Interest rate	49,465	74	—	49,665	102	—
Interest rate futures	Interest rate	11,684	1	38	14,965	25	19
Interest rate options	Interest rate	16,328	640	60	16,988	896	6
Interest rate forwards	Interest rate	—	—	—	13,068	76	91
Synthetic GICs	Interest rate	4,162	—	—	4,454	—	—
Foreign currency swaps	Foreign currency exchange rate	8,208	199	736	6,871	320	656
Foreign currency forwards	Foreign currency exchange rate	9,202	26	288	6,630	145	38
Currency futures	Foreign currency exchange rate	1,408	4	—	633	—	—
Currency options	Foreign currency exchange rate	129	1	—	1,321	6	—
Credit default swaps	Credit	12,553	90	39	13,136	326	113
Equity futures	Equity market	7,008	14	132	7,053	26	10
Equity options	Equity market	22,920	2,825	356	17,099	3,263	179
Variance swaps	Equity market	19,830	122	310	18,801	397	75
Total rate of return swaps	Equity market	3,092	4	103	1,644	10	34

Total non-designated or non-qualifying derivatives		305,485	10,375	4,942	268,117	12,248	3,493

Total		$334,351	$13,777	$5,536	$290,021	$16,200	$4,011

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Derivatives and hedging gains (losses) (1)	$(3,158)	$6,108	$122
Embedded derivatives	1,239	(1,284)	(387)

Total net derivative gains (losses)	$(1,919)	$4,824	$(265)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

The following table presents earned income on derivatives for the:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Qualifying hedges:
Net investment income	$111	$98	$83
Interest credited to policyholder account balances	164	214	233
Other expenses	(5)	(4)	(6)
Non-qualifying hedges:
Net investment income	(6)	(8)	(3)
Other revenues	47	75	108
Net derivative gains (losses)	476	411	65
Policyholder benefits and claims	(120)	17	—

Total	$667	$803	$480

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)	Other Expenses (4)
	(In millions)
For the Year Ended December 31, 2012:
Interest rate derivatives	$(296)	$—	$—	$28	$—
Foreign currency exchange rate derivatives	(660)	—	—	—	—
Credit derivatives	(148)	(14)	—	—	—
Equity derivatives	(2,556)	(9)	(419)	—	—

Total	$(3,660)	$(23)	$(419)	$28	$—

For the Year Ended December 31, 2011:
Interest rate derivatives	$3,940	$(1)	$—	$236	$—
Foreign currency exchange rate derivatives	343	(9)	—	—	—
Credit derivatives	175	5	—	—	—
Equity derivatives	1,178	(35)	(87)	—	—

Total	$5,636	$(40)	$(87)	$236	$—

For the Year Ended December 31, 2010:
Interest rate derivatives	$691	$—	$39	$89	$—
Foreign currency exchange rate derivatives	196	54	—	—	(4)
Credit derivatives	34	(2)	—	—	—
Equity derivatives	(782)	(41)	(314)	—	—

Total	$139	$11	$(275)	$89	$(4)

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

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets and liabilities; and (iii) foreign currency forwards to hedge the foreign currency fair value exposure of foreign currency denominated fixed rate investments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
For the Year Ended December 31, 2012:
Interest rate swaps:	Fixed maturity securities	$(4)	$—	$(4)
	Policyholder liabilities (1)	(82)	96	14
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	3	(20)	(17)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(51)	50	(1)

Total		$(135)	$127	$(8)

For the Year Ended December 31, 2011:
Interest rate swaps:	Fixed maturity securities	$(25)	$22	$(3)
	Policyholder liabilities (1)	1,054	(1,030)	24
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	3	4
	Foreign-denominated PABs (2)	(24)	(25)	(49)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(25)	25	—

Total		$981	$(1,005)	$(24)

For the Year Ended December 31, 2010:
Interest rate swaps:	Fixed maturity securities	$(14)	$16	$2
	Policyholder liabilities (1)	140	(142)	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	14	(14)	—
	Foreign-denominated PABs (2)	9	(20)	(11)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$149	$(160)	$(11)

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2012 and 2011, ($4) million and ($3) million, respectively, of the change in fair value of derivatives were excluded from the assessment of hedge effectiveness. For the year ended December 31, 2010, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities; (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities; (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments; and (v) interest rate swaps and interest rate forwards to hedge forecasted fixed-rate borrowings.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified $1 million, ($13) million and $9 million from accumulated other comprehensive income (loss) into net derivative gains (losses) for the years ended December 31, 2012, 2011 and 2010, respectively, related to such discontinued cash flow hedges.

At December 31, 2012 and 2011, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years and nine years, respectively.

At December 31, 2012 and 2011, the balance in accumulated other comprehensive income (loss) associated with cash flow hedges was $1.3 billion and $1.5 billion, respectively.

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives

	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
For the Year Ended December 31, 2012:
Interest rate swaps	$(34)	$1	$4	$(3)	$2
Interest rate forwards	(17)	1	2	(1)	—
Foreign currency swaps	(164)	23	(5)	1	(6)
Credit forwards	—	—	1	—	—

Total	$(215)	$25	$2	$(3)	$(4)

For the Year Ended December 31, 2011:
Interest rate swaps	$1,023	$(42)	$1	$(10)	$1
Interest rate forwards	336	31	1	(1)	2
Foreign currency swaps	175	—	(6)	2	2
Credit forwards	18	2	1	—	—

Total	$1,552	$(9)	$(3)	$(9)	$5

For the Year Ended December 31, 2010:
Interest rate swaps	$13	$—	$—	$(1)	$3
Interest rate forwards	(117)	14	2	—	(2)
Foreign currency swaps	34	(79)	(6)	2	—
Credit forwards	19	—	—	—	—

Total	$(51)	$(65)	$(4)	$1	$1

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At December 31, 2012, ($6) million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

Hedges of Net Investments in Foreign Operations

The Company uses foreign exchange derivatives, which may include foreign currency forwards and currency options, to hedge portions of its net investments in foreign operations against adverse movements in exchange

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

rates. The Company measures ineffectiveness on these derivatives based upon the change in forward rates. In addition, the Company may also use non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on non-derivative financial instruments based upon the change in spot rates.

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

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships in the consolidated statements of operations and the consolidated statements of equity:

Derivatives and Non-Derivative Hedging Instruments in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) (Effective Portion)
	Years Ended December 31,
	2012	2011	2010
	(In millions)
Foreign currency forwards	$(50)	$62	$(167)
Currency options	36	—	—
Non-derivative hedging instruments	—	6	(16)

Total	$(14)	$68	$(183)

(1)

During the years ended December 31, 2012 and 2010, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into earnings. During the year ended December 31, 2011, the Company sold its interest in MSI MetLife, which was a hedged item in a net investment hedging relationship. As a result, the Company released losses of $71 million from accumulated other comprehensive income (loss) upon the sale. This release did not impact net income for the year ended December 31, 2011 as such losses were considered in the overall impairment evaluation of the investment prior to sale. See Note 3.

(2)

There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative and non-derivative hedging instrument’s gain or loss were included in the assessment of hedge effectiveness.

At December 31, 2012 and 2011, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was ($98) million and ($84) million, respectively.

Credit Derivatives

In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.9 billion and $7.7 billion at

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2012 and 2011, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2012 and 2011, the Company would have received $74 million and paid $41 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2012			2011
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$10	$777	2.7	$5	$737	3.5
Credit default swaps referencing indices	42	2,713	2.1	(1)	2,813	3.0

Subtotal	52	3,490	2.2	4	3,550	3.1

Baa
Single name credit default swaps (corporate)	8	1,314	3.4	(17)	1,234	4.0
Credit default swaps referencing indices	11	3,750	4.9	(26)	2,847	4.9

Subtotal	19	5,064	4.5	(43)	4,081	4.6

Ba
Single name credit default swaps (corporate)	—	25	2.7	—	25	3.5
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	25	2.7	—	25	3.5

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	3	300	4.9	(2)	25	4.8

Subtotal	3	300	4.9	(2)	25	4.8

Total	$74	$8,879	3.6	$(41)	$7,681	3.9

(1)

The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $8.9 billion and $7.7 billion from the table above were $150 million and $115 million at December 31, 2012 and 2011, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at December 31, 2012. Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and ($1) million in fair value at December 31, 2011.

Credit Risk on Freestanding Derivatives

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to credit support annexes.

The Company manages its credit risk related to OTC derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for netting of payments by product and currency for periodic settlements and a single net payment to be made by one party upon termination. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives. See Note 10 for a description of the impact of credit risk on the valuation of derivatives.

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its OTC derivatives. At December 31, 2012 and 2011, the Company was obligated to return cash collateral under its control of $6.0 billion and $9.5 billion, respectively. This cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At December 31, 2012 and 2011, the Company had received collateral consisting of various securities with a fair market value of $3.7 billion and $2.5 billion, respectively, which were held in separate custodial accounts. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at December 31, 2012, none of the collateral had been sold or repledged.

The Company’s collateral arrangements for its OTC derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.

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

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities (2)	Cash (3)	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
December 31, 2012:
Derivatives subject to credit-contingent provisions	$771	$775	$—	$35	$73
Derivatives not subject to credit-contingent provisions	79	100	1	—	—

Total	$850	$875	$1	$35	$73

December 31, 2011:
Derivatives subject to credit-contingent provisions	$447	$405	$4	$48	$104
Derivatives not subject to credit-contingent provisions	28	11	4	—	—

Total	$475	$416	$8	$48	$104

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral.

(3)	Included in premiums, reinsurance and other receivables in the consolidated balance sheets.

The Company also has exchange-traded futures and options, which require the pledging of collateral. At December 31, 2012 and 2011, the Company pledged securities collateral for exchange-traded futures and options of $40 million and $42 million, respectively, which is included in fixed maturity securities. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2012 and 2011, the Company provided cash collateral for exchange-traded futures and options of $441 million and $680 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2012	2011
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$439	$327
Funds withheld on assumed reinsurance	Other invested assets	66	35
Options embedded in debt or equity securities	Investments	(88)	(70)
Other	Other invested assets	1	1

Net embedded derivatives within asset host contracts		$418	$293

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$923	$2,104
Assumed guaranteed minimum benefits	PABs	2,582	2,340
Funds withheld on ceded reinsurance	Other liabilities	162	122
Other	PABs	17	18

Net embedded derivatives within liability host contracts		$3,684	$4,584

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Net derivative gains (losses) (1)	$1,239	$(1,284)	$(387)
Policyholder benefits and claims	$75	$86	$8

(1)

The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($1.7) billion, $1.8 billion and ($96) million for the years ended December 31, 2012, 2011 and 2010, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

10.  Fair Value

When developing estimated fair values, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

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

Level 3

Unobservable inputs that are supported by little or no market activity and are significant to the determination of estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2012
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$106,693	$7,433	$114,126
Foreign corporate	—	60,976	6,208	67,184
Foreign government	—	55,522	1,814	57,336
U.S. Treasury and agency	27,441	20,455	71	47,967
RMBS	—	35,442	2,037	37,479
CMBS	—	17,982	1,147	19,129
ABS	—	12,341	3,656	15,997
State and political subdivision	—	14,994	54	15,048

Total fixed maturity securities	27,441	324,405	22,420	374,266

Equity securities:
Common stock	932	1,040	190	2,162
Non-redeemable preferred stock	—	310	419	729

Total equity securities	932	1,350	609	2,891

FVO and trading securities:
Actively Traded Securities	7	646	6	659
FVO general account securities	—	151	32	183
FVO contractholder-directed unit-linked investments	9,103	5,425	937	15,465
FVO securities held by CSEs	—	41	—	41

Total FVO and trading securities	9,110	6,263	975	16,348
Short-term investments (1)	9,426	6,295	429	16,150
Mortgage loans:
Commercial mortgage loans held by CSEs	—	2,666	—	2,666
Mortgage loans held-for-sale (2), (3)	—	—	49	49

Total mortgage loans	—	2,666	49	2,715
Other invested assets:
MSRs (3)	—	—	—	—
Other investments	303	123	—	426
Derivative assets: (4)
Interest rate	1	9,648	206	9,855
Foreign currency exchange rate	4	819	44	867
Credit	—	47	43	90
Equity market	14	2,478	473	2,965

Total derivative assets	19	12,992	766	13,777

Total other invested assets	322	13,115	766	14,203
Net embedded derivatives within asset host contracts (5)	—	1	505	506
Separate account assets (6)	31,620	202,568	1,205	235,393

Total assets	$78,851	$556,663	$26,958	$662,472

Liabilities:
Derivative liabilities: (4)
Interest rate	$38	$3,001	$29	$3,068
Foreign currency exchange rate	—	1,521	7	1,528
Credit	—	39	—	39
Equity market	132	424	345	901

Total derivative liabilities	170	4,985	381	5,536
Net embedded derivatives within liability host contracts (5)	—	17	3,667	3,684
Long-term debt of CSEs	—	2,483	44	2,527
Liability related to securitized reverse residential mortgage loans (3), (7)	—	—	—	—
Trading liabilities (7)	163	—	—	163

Total liabilities	$333	$7,485	$4,092	$11,910

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2011
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$99,001	$6,784	$105,785
Foreign corporate	—	59,648	4,370	64,018
Foreign government	76	50,138	2,322	52,536
U.S. Treasury and agency	19,911	20,070	31	40,012
RMBS	—	41,035	1,602	42,637
CMBS	—	18,316	753	19,069
ABS	—	11,129	1,850	12,979
State and political subdivision	—	13,182	53	13,235

Total fixed maturity securities	19,987	312,519	17,765	350,271

Equity securities:
Common stock	819	1,105	281	2,205
Non-redeemable preferred stock	—	380	438	818

Total equity securities	819	1,485	719	3,023

FVO and trading securities:
Actively Traded Securities	—	473	—	473
FVO general account securities	—	244	23	267
FVO contractholder-directed unit-linked investments	7,572	8,453	1,386	17,411
FVO securities held by CSEs	—	117	—	117

Total FVO and trading securities	7,572	9,287	1,409	18,268
Short-term investments (1)	8,150	8,120	590	16,860
Mortgage loans:
Commercial mortgage loans held by CSEs	—	3,138	—	3,138
Mortgage loans held-for-sale (2)	—	9,302	1,414	10,716

Total mortgage loans	—	12,440	1,414	13,854
Other invested assets:
MSRs	—	—	666	666
Other investments	312	124	—	436
Derivative assets: (4)
Interest rate	32	10,426	338	10,796
Foreign currency exchange rate	1	1,316	61	1,378
Credit	—	301	29	330
Equity market	29	2,703	964	3,696

Total derivative assets	62	14,746	1,392	16,200

Total other invested assets	374	14,870	2,058	17,302
Net embedded derivatives within asset host contracts (5)	—	1	362	363
Separate account assets (6)	28,191	173,507	1,325	203,023

Total assets	$65,093	$532,229	$25,642	$622,964

Liabilities:
Derivative liabilities: (4)
Interest rate	$91	$2,351	$38	$2,480
Foreign currency exchange rate	—	1,103	17	1,120
Credit	—	85	28	113
Equity market	12	211	75	298

Total derivative liabilities	103	3,750	158	4,011
Net embedded derivatives within liability host contracts (5)	—	19	4,565	4,584
Long-term debt of CSEs	—	2,952	116	3,068
Liability related to securitized reverse residential mortgage loans (7)	—	6,451	1,175	7,626
Trading liabilities (7)	124	3	—	127

Total liabilities	$227	$13,175	$6,014	$19,416

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)

Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

(2)

Mortgage loans held-for-sale are comprised of securitized reverse residential mortgage loans and residential mortgage loans held-for-sale. See “— Fair Value Option” for additional information. The amounts in the preceding tables differ from the amount presented in the consolidated balance sheets as these tables do not include mortgage loans that are stated at lower of amortized cost or estimated fair value.

(3)

As a result of the MetLife Bank Divestiture described in Note 3, the Company disposed of certain mortgage loans and de-recognized its securitized reverse residential mortgage loans and corresponding liabilities presented in the table above and in the related fair value option disclosures.

(4)

Derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(5)

Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs in the consolidated balance sheets. At December 31, 2012, fixed maturity securities and equity securities also included embedded derivatives of $0 and ($88) million, respectively. At December 31, 2011, fixed maturity securities and equity securities included embedded derivatives of $2 million and ($72) million, respectively.

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

The following describes the valuation methodologies used to measure assets and liabilities at fair value. The description includes the valuation techniques and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.

Investments

Valuation Controls and Procedures

On behalf of the Company’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a monthly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by reviewing such pricing with the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent 0.5% of the total estimated fair value of fixed maturity securities and 9% of the total estimated fair value of Level 3 fixed maturity securities.

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

Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities

When available, the estimated fair value of these investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The estimated fair value of FVO securities held by CSEs, other investments, long-term debt of CSEs and trading liabilities is determined on a basis consistent with the methodologies described herein for securities. The Company consolidates certain securitization entities that hold securities that have been accounted for under the FVO and classified within FVO and trading securities.

Level 2 Valuation Techniques and Key Inputs:

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. FVO and trading securities, short-term investments and other investments within this level are of a similar nature and class to the Level 2 fixed maturity securities and equity securities. Contractholder-directed unit-linked investments reported within FVO and trading securities include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported NAVs provided by the fund managers, which were based on observable inputs.

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

Foreign government and state and political subdivision securities

These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques using standard market observable inputs, including benchmark U.S. Treasury yield or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.

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

Structured securities comprised of RMBS, CMBS and ABS

These securities are principally valued using the market and income approaches. Valuation is based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information, including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

Common and non-redeemable preferred stock

These securities are principally valued using the market approach where market quotes are available but are not considered actively traded. Valuation is based principally on observable inputs including quoted prices in markets that are not considered active.

Level 3 Valuation Techniques and Key Inputs:

In general, fixed maturity securities and equity securities classified within Level 3 use many of the same valuation techniques and inputs as described in the Level 2 Valuation Techniques and Key Inputs. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or a lack of transparency in the process to develop the valuation estimates, generally causing these investments to be classified in Level 3.

FVO and trading securities and short-term investments within this level are of a similar nature and class to the Level 3 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

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

Foreign government and state and political subdivision securities

These securities are principally valued using the market approach. Valuation is based primarily on independent non-binding broker quotations and inputs, including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2.

Structured securities comprised of RMBS, CMBS and ABS

These securities are principally valued using the market and income approaches. Valuation is based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including spreads over below investment grade curves to reflect industry trends on specific credit-related issues. Below investment grade securities, alternative residential mortgage loan RMBS and sub-

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

prime RMBS included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain of these valuations are based on independent non-binding broker quotations.

Common and non-redeemable preferred stock

These securities, including privately held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using inputs such as comparable credit rating and issuance structure. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.

Mortgage Loans, MSRs and Liability Related to Securitized Reverse Residential Mortgage Loans

The Company has elected the FVO for commercial mortgage loans held by CSEs, certain residential mortgage loans held-for-sale, securitized reverse residential mortgage loans, MSRs and the liability related to securitized reverse residential mortgage loans. Although MSRs are not financial instruments, the Company has included them in the preceding table as a result of its election to carry them at estimated fair value.

Level 2 Valuation Techniques and Key Inputs:

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

Level 3 Valuation Techniques and Key Inputs:

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

Level 2 Valuation Techniques and Key Inputs:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are certain mutual funds and hedge funds without readily determinable fair values as prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAVs provided by the fund managers.

Level 3 Valuation Techniques and Key Inputs:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Separate account assets within this level also

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

include other limited partnership interests. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell certain to be announced securities, or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”

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

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its derivatives using the standard swap curve which includes a spread to the risk free rate. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Freestanding Derivatives

Level 2 Valuation Techniques and Key Inputs:

This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives and interest rate forwards to sell certain to be announced securities included within Level 1 and those derivatives with unobservable inputs as described in Level 3. These derivatives are principally valued using the income approach.

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

Level 3 Valuation Techniques and Key Inputs:

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

Level 3 Valuation Techniques and Key Inputs:

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

Transfers between Levels

Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.

Transfers between Levels 1 and 2:

Transfers between Levels 1 and 2 were not significant for assets and liabilities measured at estimated fair value and still held at December 31, 2012 and 2011.

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

Transfers into Level 3 for fixed maturity securities and separate account assets were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or spreads from below investment grade curves.

Transfers out of Level 3 for fixed maturity securities and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs or increases in market activity and upgraded credit ratings.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2012.

	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
Fixed maturity securities:

U.S. corporate and foreign corporate	•Matrix pricing	•Delta spread adjustments (1)	(50)	–	500	90
		•Illiquidity premium (1)	30	–	30
		•Spreads from below investment grade curves (1)	(157)	–	876	205
		•Offered quotes (2)	—	–	348
	•Market pricing	•Quoted prices (2)	(1,416)	–	830	132
	•Consensus pricing	•Offered quotes (2)	—	–	555

Foreign government	•Matrix pricing	•Spreads from below investment grade curves (1)	(58)	–	150	72
	•Market pricing	•Quoted prices (2)	77		146	99
	•Consensus pricing	•Offered quotes (2)	82	–	200

RMBS	•Matrix pricing and discounted cash flow	•Spreads from below investment grade curves (1)	9	–	2,980	521
	•Market pricing	•Quoted prices (2)	13	–	109	100
	•Consensus pricing	•Offered quotes (2)	28	–	100

CMBS	•Matrix pricing and discounted cash flow	•Spreads from below investment grade curves (1)	1	–	9,164	374
	•Market pricing	•Quoted prices (2)	1	–	106	99

ABS	•Matrix pricing and discounted cash flow	•Spreads from below investment grade curves (1)	—	–	1,829	109
	•Market pricing	•Quoted prices (2)	40	–	105	100
	•Consensus pricing	•Offered quotes (2)	—	–	111

Derivatives:

Interest rate	•Present value techniques	•Swap yield (1)	186	–	353
Foreign currency exchange rate	•Present value techniques	•Swap yield (1)	228	–	795
		•Currency correlation	43%	–	57%

Credit	•Present value techniques	•Credit spreads (1)	100	–	100
	•Consensus pricing	•Offered quotes (3)

Equity market	•Present value techniques	•Volatility	13%	–	32%
	or option pricing models	•Correlation	65%	–	65%
Embedded derivatives:

Direct and assumed guaranteed minimum benefits	•Option pricing techniques	•Mortality rates:
		Ages 0 - 40	0%	–	0.14%
		Ages 41 - 60	0.05%	–	0.88%
		Ages 61 – 115	0.26%	–	100%

		•Lapse rates:
		Durations 1 - 10	0.50%	–	100%
		Durations 11 - 20	2%	–	100%
		Durations 21 - 116	2%	–	100%

		•Utilization rates (4)	20%	–	50%
		•Withdrawal rates	0.07%	–	20%
		•Long-term equity volatilities	15.18%	–	40%
		•Nonperformance risk spread	0.10%	–	1.72%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	For this unobservable input, range and weighted average are presented in basis points.

(2)	For this unobservable input, range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(3)	At December 31, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(4)	This range is attributable to certain GMIB and lifetime withdrawal benefits.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement for other assets and liabilities classified within Level 3. These assets and liabilities are subject to the controls described under “— Investments – Valuation Controls and Procedures.” Generally, all other classes of securities including those within separate account assets use the same valuation techniques and significant unobservable inputs as previously described for Level 3 fixed maturity securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. Mortgage loans held-for-sale are valued using independent non-binding broker quotations and internal models such as discounted cash flow methodologies using current interest rates. MSRs are valued using discounted cash flow methodologies using inputs such as discount rates, loan prepayments and servicing costs. The long-term debt of CSEs is valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The liability related to securitized reverse residential mortgage loans is valued using quoted prices. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described below. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements” and Note 11.

A description of the sensitivity of the estimated fair value to changes in the significant unobservable inputs for certain of the major asset and liability classes described above is as follows:

Securities

Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations. Significant increases (decreases) in offered quotes in isolation would result in substantially higher (lower) valuations. For U.S. and foreign corporate securities, significant increases (decreases) in illiquidity premiums in isolation would result in substantially lower (higher) valuations. For RMBS, CMBS and ABS, changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

Interest rate derivatives

Significant increases (decreases) in the unobservable portion of the swap yield curve in isolation will result in substantial valuation changes.

Foreign currency exchange rate derivatives

Significant increases (decreases) in the unobservable portion of the swap yield curve in isolation will result in substantial valuation changes. Increases (decreases) in currency correlation in isolation will increase (decrease) the significance of the change in valuations.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Credit derivatives

Credit derivatives with significant unobservable inputs are primarily comprised of credit default swaps written by the Company. Significant credit spread widening in isolation will result in substantially higher adverse valuations, while significant spread tightening will result in substantially lower adverse valuations. Significant increases (decreases) in offered quotes in isolation will result in substantially higher (lower) valuations.

Equity market derivatives

Significant decreases in equity volatility in isolation will adversely impact overall valuation, while significant increases in equity volatility will result in substantial valuation increases. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations. Significant increases (decreases) in offered quotes in isolation will result in substantially higher (lower) valuations.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision	Other
	(In millions)
Year Ended December 31, 2012:
Balance, January 1,	$6,784	$4,370	$2,322	$31	$1,602	$753	$1,850	$53	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	14	20	14	—	27	8	18	—	—
Net investment gains (losses)	4	(78)	(3)	—	(7)	(42)	2	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	328	294	45	—	275	(4)	(2)	3	—
Purchases (3)	1,718	2,654	431	48	952	682	2,007	5	—
Sales (3)	(1,207)	(855)	(673)	(8)	(704)	(397)	(177)	(7)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	661	186	28	—	161	177	6	—	—
Transfers out of Level 3 (4)	(869)	(383)	(350)	—	(269)	(30)	(48)	—	—

Balance, December 31,	$7,433	$6,208	$1,814	$71	$2,037	$1,147	$3,656	$54	$—

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$12	$19	$16	$—	$27	$2	$18	$—	$—
Net investment gains (losses)	$(4)	$(30)	$—	$—	$(4)	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (6)
	(In millions)
Year Ended December 31, 2012:
Balance, January 1,	$281	$438	$—	$23	$1,386	$590	$1,414	$666
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	18	25	2	—	—
Net investment gains (losses)	(1)	2	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(35)	(83)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	13	40	—	—	—	(26)	—	—
Purchases (3)	99	5	6	—	604	425	1	—
Sales (3)	(140)	(66)	—	(9)	(1,040)	(559)	(1,348)	(485)
Issuances (3)	—	—	—	—	—	—	7	43
Settlements (3)	—	—	—	—	—	—	(43)	(141)
Transfers into Level 3 (4)	3	—	—	—	—	5	56	—
Transfers out of Level 3 (4)	(65)	—	—	—	(38)	(8)	(3)	—

Balance, December 31,	$190	$419	$6	$32	$937	$429	$49	$—

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$14	$25	$1	$—	$—
Net investment gains (losses)	$(11)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(29)	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (8)	Separate Account Assets (9)	Long-term Debt of CSEs	Liability Related to Securitized Reverse Mortgage Loans
	(In millions)
Year Ended December 31, 2012:
Balance, January 1,	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$(1,175)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	99	(7)	—
Net derivative gains (losses)	15	10	48	(606)	1,305	—	—	—
Other revenues	(67)	—	—	—	—	—	—	1
Policyholder benefits and claims	—	—	—	29	75	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(3)	259	—	—	—
Purchases (3)	—	—	—	19	—	244	—	—
Sales (3)	—	—	—	—	—	(443)	—	1,149
Issuances (3)	—	—	(3)	(44)	—	2	—	—
Settlements (3)	(71)	(17)	(3)	(156)	(598)	(1)	79	23
Transfers into Level 3 (4)	—	—	—	—	—	24	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(45)	—	2

Balance, December 31,	$177	$37	$43	$128	$(3,162)	$1,205	$(44)	$—

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(7)	$—
Net derivative gains (losses)	$—	$(12)	$47	$(593)	$1,275	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$29	$78	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision	Other
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$7,149	$5,726	$3,134	$79	$2,541	$1,011	$3,026	$46	$4
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	11	27	18	—	10	25	24	—	—
Net investment gains (losses)	17	(9)	—	—	(41)	(16)	(18)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	327	(66)	—	3	(5)	71	81	(8)	—
Purchases (3)	912	1,740	529	6	393	283	1,033	11	—
Sales (3)	(887)	(2,094)	(179)	(1)	(213)	(178)	(659)	(4)	(4)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	169	211	123	—	20	52	14	10	—
Transfers out of Level 3 (4)	(914)	(1,165)	(1,303)	(56)	(1,103)	(495)	(1,651)	(2)	—

Balance, December 31,	$6,784	$4,370	$2,322	$31	$1,602	$753	$1,850	$53	$—

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$10	$19	$18	$—	$11	$24	$20	$—	$—
Net investment gains (losses)	$(27)	$(31)	$(3)	$—	$(41)	$(14)	$(10)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (6)
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$268	$905	$10	$77	$735	$858	$24	$950
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(7)	5	3	—	—
Net investment gains (losses)	14	(71)	—	—	—	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	5	(314)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	5	5	—	—	—	2	—	—
Purchases (3)	106	3	—	—	1,246	600	3	—
Sales (3)	(46)	(416)	(8)	(33)	(478)	(870)	—	—
Issuances (3)	—	—	—	—	—	—	1,361	173
Settlements (3)	—	—	—	—	—	—	(87)	(143)
Transfers into Level 3 (4)	—	12	—	—	121	—	109	—
Transfers out of Level 3 (4)	(66)	—	(2)	(14)	(243)	(1)	(1)	—

Balance, December 31,	$281	$438	$—	$23	$1,386	$590	$1,414	$666

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$(8)	$(4)	$—	$—	$—
Net investment gains (losses)	$(6)	$(19)	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$5	$(282)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (8)	Separate Account Assets (9)	Long-term Debt of CSEs	Liability Related to Securitized Reverse Mortgage Loans
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$(86)	$73	$44	$142	$(2,438)	$1,983	$(184)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(3)	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	39	(8)	—
Net derivative gains (losses)	41	(28)	(43)	601	(1,277)	—	—	—
Other revenues	62	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	7	86	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	329	—	14	1	(119)	—	—	—
Purchases (3)	(1)	—	1	228	—	284	—	—
Sales (3)	—	—	—	—	—	(743)	—	—
Issuances (3)	—	—	(3)	(4)	—	—	—	(1,175)
Settlements (3)	(44)	(1)	(12)	(8)	(455)	—	76	—
Transfers into Level 3 (4)	(1)	—	—	—	—	19	—	—
Transfers out of Level 3 (4)	—	—	—	(75)	—	(257)	—	—

Balance, December 31,	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$(1,175)

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(8)	$—
Net derivative gains (losses)	$24	$(24)	$(42)	$601	$(1,303)	$—	$—	$—
Other revenues	$68	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$7	$94	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision	Other
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$6,694	$5,244	$378	$37	$2,884	$139	$1,659	$69	$6
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	22	15	6	—	64	1	9	—	1
Net investment gains (losses)	(13)	(34)	(5)	—	(59)	(6)	(40)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	277	318	(95)	2	305	89	168	(2)	2
Purchases, sales, issuances and settlements (3)	(415)	305	2,965	(6)	(445)	684	1,435	9	(5)
Transfers into Level 3 (4)	898	502	40	46	91	132	28	—	—
Transfers out of Level 3 (4)	(314)	(624)	(155)	—	(299)	(28)	(233)	(30)	—

Balance, December 31,	$7,149	$5,726	$3,134	$79	$2,541	$1,011	$3,026	$46	$4

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$13	$15	$10	$—	$63	$1	$9	$—	$1
Net investment gains (losses)	$(44)	$(43)	$—	$—	$(29)	$(6)	$(23)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (6)
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$136	$1,102	$32	$51	$—	$23	$25	$878
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	8	(15)	2	—	—
Net investment gains (losses)	5	46	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	(2)	(79)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	7	12	—	—	—	(9)	—	—
Purchases, sales, issuances and settlements (3)	128	(250)	(22)	(1)	750	842	—	151
Transfers into Level 3 (4)	1	—	—	37	—	—	10	—
Transfers out of Level 3 (4)	(9)	(5)	—	(18)	—	—	(9)	—

Balance, December 31,	$268	$905	$10	$77	$735	$858	$24	$950

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$12	$(15)	$2	$—	$—
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$(2)	$(28)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (8)	Separate Account Assets (9)	Long-term Debt of CSEs (10)
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$7	$108	$42	$199	$(1,455)	$1,797	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	132	48
Net derivative gains (losses)	36	46	4	(88)	(343)	—	—
Other revenues	1	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	8	—	—
Other expenses	—	(4)	—	—	—	—	—
Other comprehensive income (loss)	(107)	2	13	11	(226)	—	—
Purchases, sales, issuances and settlements (3)	(23)	(57)	(15)	20	(422)	242	(232)
Transfers into Level 3 (4)	—	—	—	—	—	46	—
Transfers out of Level 3 (4)	—	(22)	—	—	—	(234)	—

Balance, December 31,	$(86)	$73	$44	$142	$(2,438)	$1,983	$(184)

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$48
Net derivative gains (losses)	$36	$45	$6	$(82)	$(363)	$—	$—
Other revenues	$5	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$8	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

(1)

Amortization of premium/discount is included within net investment income. Impairments charged to net income (loss) on securities and certain mortgage loans are included in net investment gains (losses) while changes in the estimated fair value of certain mortgage loans and MSRs are included in other revenues. Lapses associated with net embedded derivatives are included in net derivative gains (losses).

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

(4)

Gains and losses, in net income (loss) and other comprehensive income (loss), are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(5)	Relates to assets and liabilities still held at the end of the respective periods.

(6)

Other revenues represent the changes in estimated fair value due to changes in valuation model inputs or assumptions. For the years ended December 31, 2012, 2011 and 2010, there were no other changes in estimated fair value affecting MSRs.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

(10)	The long-term debt of the CSEs consolidated as of January 1, 2010 is reported within the purchases, sales, issuances and settlements caption of the rollforward.

Fair Value Option

The following table presents information for certain assets and liabilities accounted for under the FVO. These assets and liabilities are initially measured at fair value.

	Residential Mortgage Loans Held-for-Sale (1)		Securitized Reverse Residential Mortgage Loans (2)		Assets and Liabilities Held by CSEs (3)
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Assets:	(In millions)
Unpaid principal balance	$80	$2,935	$—	$6,914	$2,539	$3,019
Difference between estimated fair value and unpaid principal balance	(31)	129	—	738	127	119

Carrying value at estimated fair value	$49	$3,064	$—	$7,652	$2,666	$3,138

Loans in non-accrual status	$3	$3	$—	$—	$—	$—
Loans more than 90 days past due	$23	$20	$—	$59	$—	$—
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(14)	$(2)	$—	$—	$—	$—

Liabilities:
Contractual principal balance			$—	$6,914	$2,430	$2,954
Difference between estimated fair value and contractual principal balance			—	712	97	114

Carrying value at estimated fair value			$—	$7,626	$2,527	$3,068

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)

Interest income on residential mortgage loans held-for-sale is recorded based on the stated rate of the loan and is recorded in net investment income. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales are recognized in other revenues. Such changes in estimated fair value for these loans were due to the following:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(1)	$(3)	$(1)
Other changes in estimated fair value	68	511	487

Total gains (losses) recognized in other revenues	$67	$508	$486

(2)	Gains and losses from initial measurement and subsequent changes in estimated fair value are recognized in other revenues for securitized reverse residential mortgage loans and related liabilities.

(3)

Assets and liabilities held by CSEs are comprised of the commercial mortgage loans and long-term debt held by CSEs. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of these assets and liabilities are recognized in net investment gains (losses). Interest income on commercial mortgage loans held by CSEs is recognized in net investment income. Interest expense from long-term debt of CSEs is recognized in other expenses.

Nonrecurring Fair Value Measurements

The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods presented; that is, they are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	Years Ended December 31,
	2012			2011			2010
	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$439	$428	$(11)	$166	$151	$(15)	$179	$164	$(15)
Held-for-sale	$350	$319	$(31)	$61	$58	$(3)	$35	$33	$(2)
Other limited partnership interests (2)	$87	$54	$(33)	$18	$13	$(5)	$35	$23	$(12)
Real estate joint ventures (3)	$16	$10	$(6)	$—	$—	$—	$33	$8	$(25)
Goodwill (4)	$1,868	$—	$(1,868)	$65	$—	$(65)	$—	$—	$—
Other assets (5)	$109	$32	$(77)	$—	$—	$—	$—	$—	$—

(1)

The carrying value after measurement has been adjusted for the excess of the carrying value prior to measurement over the estimated fair value. Estimated fair values for impaired mortgage loans are based on

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)

These investments were accounted for using the cost method. Estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2012 and 2011 were not significant.

(3)

These investments were accounted for using the cost method. Estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2012 and 2011 were not significant.

(4)

As discussed in Note 11, in 2012, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit. In addition, in 2011, the Company recorded an impairment of goodwill associated with MetLife Bank.

(5)	As discussed in Note 5, in 2012, the Company recorded an impairment of VOCRA, which is included in other assets.

Fair Value of Financial Instruments Carried at Other Than Fair Value

The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of these financial instruments, which are primarily classified in Level 2 and, to a lesser extent, in Level 1, approximate carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. The tables below also exclude financial instruments reported at estimated fair value on a recurring basis. See “—Recurring Fair Value Measurements.” All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$53,926	$—	$—	$57,381	$57,381
Held-for-sale	365	—	—	365	365

Mortgage loans, net	$54,291	$—	$—	$57,746	$57,746
Policy loans	$11,884	$—	$1,690	$12,567	$14,257
Real estate joint ventures	$113	$—	$—	$171	$171
Other limited partnership interests	$1,154	$—	$—	$1,277	$1,277
Other invested assets	$815	$305	$144	$366	$815
Premiums, reinsurance and other receivables	$3,287	$—	$745	$2,960	$3,705
Other assets	$260	$—	$214	$78	$292
Liabilities:
PABs	$149,928	$—	$—	$158,040	$158,040
Bank deposits	$6,416	$—	$2,018	$4,398	$6,416
Long-term debt	$16,502	$—	$18,978	$—	$18,978
Collateral financing arrangements	$4,196	$—	$—	$3,839	$3,839
Junior subordinated debt securities	$3,192	$—	$3,984	$—	$3,984
Other liabilities	$1,913	$—	$673	$1,243	$1,916
Separate account liabilities	$58,726	$—	$58,726	$—	$58,726
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$12	$12
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$22	$—	$22

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$53,777	$56,422
Held-for-sale	4,462	4,462

Mortgage loans, net	$58,239	$60,884
Policy loans	$11,892	$14,213
Real estate joint ventures	$130	$183
Other limited partnership interests	$1,318	$1,656
Other invested assets	$1,434	$1,434
Premiums, reinsurance and other receivables	$4,639	$5,232
Other assets	$310	$308
Liabilities:
PABs	$146,890	$153,304
Bank deposits	$10,507	$10,507
Long-term debt	$20,587	$22,514
Collateral financing arrangements	$4,647	$4,136
Junior subordinated debt securities	$3,192	$3,491
Other liabilities	$4,087	$4,087
Separate account liabilities	$49,610	$49,610
Commitments: (1)
Mortgage loan commitments	$—	$3
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$51

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 21 for additional information on these off-balance sheet obligations.

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

Mortgage loans held-for-sale

For these mortgage loans, estimated fair value is determined using independent non-binding broker quotations or internal valuation models using significant unobservable inputs.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Policy Loans

Policy loans with fixed interest rates are classified within Level 3. The estimated fair values for these loans are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. Policy loans with variable interest rates are classified within Level 2 and the estimated fair value approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

Real Estate Joint Ventures and Other Limited Partnership Interests

The amounts disclosed in the preceding tables consist of those investments accounted for using the cost method. The estimated fair values for such cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

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

Premiums, Reinsurance and Other Receivables

Premiums, reinsurance and other receivables in the preceding tables are principally comprised of certain amounts recoverable under reinsurance agreements, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivatives and amounts receivable for securities sold but not yet settled.

Amounts recoverable under ceded reinsurance agreements, which the Company has determined do not transfer significant risk such that they are accounted for using the deposit method of accounting, have been classified as Level 3. The valuation is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using interest rates determined to reflect the appropriate credit standing of the assuming counterparty.

The amounts on deposit for derivative settlements, classified within Level 2, essentially represent the equivalent of demand deposit balances and amounts due for securities sold are generally received over short periods such that the estimated fair value approximates carrying value.

Other Assets

Other assets in the preceding tables are primarily composed of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement described in Note 12. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

PABs

PABs in the preceding tables include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are excluded from this caption in the preceding tables as they are separately presented in “— Recurring Fair Value Measurements.”

The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.

Bank Deposits

Due to the frequency of interest rate resets on customer bank deposits held in money market accounts, the Company believes that there is minimal risk of a material change in interest rates such that the estimated fair value approximates carrying value. For time deposits, the Company has taken into consideration the sale price for the disposition of the depository business of MetLife Bank to determine the estimated fair value of bank deposits. See Note 3.

Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities

The estimated fair values of long-term debt and junior subordinated debt securities are principally valued using market standard valuation methodologies. Capital leases, which are not required to be disclosed at estimated fair value, are excluded from the preceding tables.

Valuations classified as Level 2 are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues.

Valuations classified as Level 3 are based primarily on discounted cash flow methodologies that utilize unobservable discount rates that can vary significantly based upon the specific terms of each individual arrangement. The determination of estimated fair values of collateral financing arrangements incorporates valuations obtained from the counterparties to the arrangements, as part of the collateral management process.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

11.  Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Step 1 of the goodwill impairment process requires a comparison of the fair value of a reporting unit to its carrying value. In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple valuation approach. When further corroboration is required, the Company uses a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, such as the Retail Annuities and Life & Other reporting units, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.

The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The discounted cash flow valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that the Company believes is appropriate for the respective reporting unit. The estimated fair values of the Retail Annuities and Life & Other reporting units are particularly sensitive to equity market levels.

When testing goodwill for impairment, the Company also considers its market capitalization in relation to the aggregate estimated fair value of its reporting units. The Company applies significant judgment when determining the estimated fair value of the Company’s reporting units and when assessing the relationship of

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

market capitalization to the aggregate estimated fair value of its reporting units. As of December 31, 2012, the Company’s market capitalization was below its consolidated book value. The Company reviewed the assumptions used in the valuation of its reporting units and concluded that the assumptions were reasonable. In addition, the Company concluded that the control premium in relation to the lower market environment reflected an amount which management believes is within an acceptable range.

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

In connection with its annual goodwill impairment testing, the market multiple and discounted cash flow valuation approaches indicated that the fair value of the Retail Annuities reporting unit was below its carrying value. As a result, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was also performed. This appraisal also resulted in a fair value of the Retail Annuities reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. The growing concern regarding an extended period of low interest rates was reflected in the fair value estimate, particularly on the returns a market buyer would assume on the fixed income portion of separate account annuity products. In addition, industry-wide inquiries by regulators on the use of affiliated captive reinsurers for off-shore entities to reinsure insurance risks may limit access to this type of capital structure. As a result, a market buyer may discount the ability to fully utilize these structures, which also affected the fair value estimate of the reporting unit. Accordingly, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of goodwill with the carrying value of that goodwill in the reporting unit to calculate the amount of goodwill impairment. The Company determined that all of the recorded goodwill associated with the Retail Annuities reporting unit was not recoverable and recorded a non-cash charge of $1.9 billion ($1.6 billion, net of income tax) for the impairment of the entire goodwill balance in the consolidated statements of operations for the year ended December 31, 2012. Of this amount, $1.4 billion was impaired at MetLife, Inc. There was no impact on income taxes.

In addition, the Company performed its annual goodwill impairment tests of its other reporting units and concluded that the fair values of all such reporting units were in excess of their carrying values and, therefore, their goodwill was not impaired.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other (2)	Unallocated Goodwill	Total
	(In millions)
Balance at January 1, 2010
Goodwill	$3,125	$138	$900	$214	$160	$40	$470	$—	$5,047
Accumulated impairment	—	—	—	—	—	—	—	—	—

Total goodwill, net	3,125	138	900	214	160	40	470	—	5,047
Acquisitions	—	—	—	—	—	—	—	6,959	6,959
Effect of foreign currency translation and other	—	—	—	15	(88)	(2)	—	(150)	(225)

Balance at December 31, 2010
Goodwill	3,125	138	900	229	72	38	470	6,809	11,781
Accumulated impairment	—	—	—	—	—	—	—	—	—

Total goodwill, net	3,125	138	900	229	72	38	470	6,809	11,781
Goodwill allocation (3)	—	—	—	312	5,163	1,334	—	(6,809)	—
Acquisitions (4)	—	—	—	—	39	—	—	—	39
Impairments (5)	—	—	—	—	—	—	(65)	—	(65)
Effect of foreign currency translation and other	—	—	—	(40)	259	(39)	—	—	180

Balance at December 31, 2011
Goodwill	3,125	138	900	501	5,533	1,333	470	—	12,000
Accumulated impairment	—	—	—	—	—	—	(65)	—	(65)

Total goodwill, net	3,125	138	900	501	5,533	1,333	405	—	11,935
Acquisitions	—	—	—	—	—	1	—	—	1
Impairments	(1,692)	—	—	—	—	—	(176)	—	(1,868)
Effect of foreign currency translation and other	—	—	—	26	(146)	5	—	—	(115)

Balance at December 31, 2012
Goodwill	3,125	138	900	527	5,387	1,339	470	—	11,886
Accumulated impairment	(1,692)	—	—	—	—	—	(241)	—	(1,933)

Total goodwill, net	$1,433	$138	$900	$527	$5,387	$1,339	$229	$—	$9,953

(1)	Includes goodwill of $5.2 billion and $5.4 billion from the Japan operations at December 31, 2012 and 2011, respectively.

(2)

The $405 million of net goodwill in Corporate & Other at December 31, 2011 relates to goodwill acquired as a part of the 2005 Travelers acquisition. For purposes of goodwill impairment testing, the $405 million of Corporate & Other goodwill was allocated to business units of the Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Funding segments in the amounts of $210 million, $9 million and $186 million, respectively. The Retail segment amount was further allocated within the segment to the Life & Other and the Annuities reporting units in the amounts of $34 million and $176 million, respectively. As reflected in the table, the $176 million related to the Retail Annuities reporting unit was impaired in the third quarter of 2012.

(3)	Goodwill associated with the ALICO Acquisition was allocated among the Company’s segments in the first quarter of 2011.

(4)

As of November 1, 2011, American Life’s current and deferred income taxes were affected by measurement period adjustments, which resulted in a $39 million increase to the goodwill recorded as part of the ALICO Acquisition related to Japan which is included in the Asia segment. See Note 19.

(5)

In 2011, the Company performed a goodwill impairment test on MetLife Bank, which was a separate reporting unit in Corporate & Other. A comparison of the fair value of the reporting unit, using a market multiple approach, to its carrying value indicated a potential for goodwill impairment. A further comparison of the implied fair value of the reporting unit’s goodwill with its carrying amount indicated that the entire amount of goodwill associated with MetLife Bank was impaired. Consequently, the Company recorded a $65 million goodwill impairment charge that is reflected as a net investment loss for the year ended December 31, 2011.

12.  Long-term and Short-term Debt

Long-term and short-term debt outstanding was as follows:

	Interest Rates (1)
	Range	Weighted Average	Maturity	December 31,
				2012	2011
				(In millions)
Senior notes	0.79% - 7.72%	4.83%	2013 - 2045	$15,669	$15,666
Advances agreements	0.23% - 4.86%	2.33%	2012	—	4,179
Surplus notes	7.63% - 7.88%	7.84%	2015 - 2025	700	700
Other notes	0.22% - 8.00%	4.47%	2016 - 2030	133	42
Capital lease obligations				33	37

Total long-term debt (2)				16,535	20,624
Total short-term debt				100	686

Total				$16,635	$21,310

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2012.

(2)	Excludes $2.5 billion and $3.1 billion of long-term debt relating to CSEs at December 31, 2012 and 2011, respectively. See Note 8.

The aggregate maturities of long-term debt at December 31, 2012 for the next five years and thereafter are $753 million in 2013, $1.3 billion in 2014, $1.2 billion in 2015, $1.2 billion in 2016, $504 million in 2017 and $11.5 billion thereafter.

Advances agreements and capital lease obligations are collateralized and rank highest in priority, followed by unsecured senior debt which consists of senior notes and other notes, followed by subordinated debt which consists of junior subordinated debt securities (see Note 14). Payments of interest and principal on the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Company’s surplus notes, which are subordinate to all other obligations at the operating company level and are senior to obligations at MetLife, Inc., may be made only with the prior approval of the insurance department of the state of domicile. Collateral financing arrangements (see Note 13) are supported by either surplus notes of subsidiaries or financing arrangements with MetLife, Inc. and, accordingly, have priority consistent with other such obligations.

Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at December 31, 2012.

Senior Notes — Senior Debt Securities Underlying Common Equity Units

In connection with the financing of the ALICO Acquisition, in November 2010, MetLife, Inc. issued to AM Holdings $3.0 billion (estimated fair value of $3.0 billion) of three series of Debt Securities, which constitute a part of the common equity units more fully described in Note 15.

In October 2012, MetLife, Inc. closed the successful remarketing of the Series C Debt Securities underlying the common equity units. The Series C Debt Securities were remarketed as 1.756% Series C senior debt securities Tranche 1 and 3.048% Series C senior debt securities Tranche 2, due December 2017 and December 2022, respectively. MetLife, Inc. did not receive any proceeds from the remarketing.

The Series D Debt Securities and Series E Debt Securities initially bear interest at 1.92% and 2.46%, respectively (an average rate of 2.19%), initially mature in June 2024 and June 2045, respectively, and are subject to remarketing. The interest rates will be reset in connection with the successful remarketings of the Debt Securities. Prior to the first scheduled attempted remarketing of the Series E Debt Securities, such Debt Securities will be divided into two tranches equal in principal amount with maturity dates of June 2018 and June 2045.

Senior Notes — Other Issuances

In August 2012, MetLife, Inc. issued $750 million of senior notes due in August 2042. The senior notes bear interest at a fixed rate of 4.125%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $7 million of related costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.

In August 2010, in anticipation of the ALICO Acquisition, MetLife, Inc. issued senior notes as follows:

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In connection with these senior note issuances, MetLife, Inc. incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the terms of the senior notes.

Advances from the Federal Home Loan Bank of New York

MetLife Bank has been a member of the FHLB of NY and, in connection with such membership, entered into advances agreements with the FHLB of NY under which MetLife Bank received cash advances, which were reflected in long-term debt or short-term debt according to the tenor of the advances. In January 2012, MetLife Bank discontinued taking advances from the FHLB of NY. In April 2012, MetLife Bank transferred cash to MLIC related to $3.8 billion of outstanding advances which had been included in long-term debt, and MLIC assumed the associated obligations under terms similar to those of the transferred advances by issuing funding agreements for which the liability is included in PABs. During the year ended December 31, 2012, MetLife Bank did not receive advances. During the years ended December 31, 2011 and 2010, MetLife Bank received advances totaling $1.3 billion and $2.1 billion, respectively. During the years ended December 31, 2012, 2011 and 2010, MetLife Bank made repayments totaling $374 million, $750 million, and $349 million, respectively, related to long-term borrowings under the advances agreements. The amount of MetLife Bank’s liability for advances was $4.8 billion at December 31, 2011, which was included in long-term debt and short-term debt depending upon the original tenor of the advance. There was no long-term debt or short-term debt liability for advances at December 31, 2012.

Short-term Debt

Short-term debt with maturities of one year or less was as follows:

	December 31,
	2012	2011
	(In millions)
Commercial paper	$100	$101
MetLife Bank, N.A. - Advances agreements with the FHLB of NY	—	585

Total short-term debt	$100	$686

Average daily balance	$119	$447
Average days outstanding	40 days	19 days

During the years ended December 31, 2012, 2011 and 2010, the weighted average interest rate on short-term debt was 0.17%, 0.33% and 0.35%, respectively.

Interest Expense

Interest expense related to long-term and short-term debt included in other expenses was $871 million, $975 million and $815 million for the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts do not include interest expense on collateral financing arrangements, junior subordinated debt securities, common equity units or long-term debt related to CSEs. See Notes 8, 13, 14 and 15.

Credit and Committed Facilities

The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at December 31, 2012. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Credit Facilities

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees expensed associated with these credit facilities were $30 million, $35 million and $17 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in other expenses. Information on these credit facilities at December 31, 2012 was as follows:

Borrower(s)	Expiration	Capacity	Letter of Credit Issuances	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	September 2017 (1)	$1,000	$365	$—	$635
MetLife, Inc. and MetLife Funding, Inc.	August 2016	3,000	2,203	—	797

Total		$4,000	$2,568	$—	$1,432

(1)

In September 2012, MetLife, Inc. and MetLife Funding, Inc. entered into a $1.0 billion five-year credit agreement which amended and restated the three-year agreement dated October 2010. All borrowings under the 2012 five-year credit agreement must be repaid by September 2017, except that letters of credit outstanding on that date may remain outstanding until no later than September 2018. MetLife, Inc. incurred costs of $4 million related to the amended and restated credit facility, which have been capitalized and included in other assets. These costs will be amortized over the remaining term of the amended and restated credit facility.

Committed Facilities

The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees expensed associated with these committed facilities were $96 million, $93 million and $92 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in other expenses. Information on these committed facilities at December 31, 2012 was as follows:

Account Party/Borrower(s)	Expiration	Capacity	Letter of Credit Issuances	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc.	August 2013	$300	$300	$—	$—
Exeter Reassurance Company, Ltd.,
MetLife, Inc. & Missouri
Reinsurance, Inc.	June 2016	500	490	—	10
MetLife Reinsurance Company of
Vermont & MetLife, Inc.	December 2020 (1)	350	350	—	—
Exeter Reassurance Company, Ltd.	December 2027 (1)	650	555	—	95
MetLife Reinsurance Company of
South Carolina & MetLife, Inc.	June 2037 (2)	3,500	—	2,797	703
MetLife Reinsurance Company of
Vermont & MetLife, Inc.	December 2037 (1)	2,896	1,825	—	1,071
MetLife Reinsurance Company of
Vermont & MetLife, Inc.	September 2038 (1)	4,250	2,018	—	2,232

Total		$12,446	$5,538	$2,797	$4,111

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	MetLife, Inc. is guarantor under this agreement.

(2)	The drawdown on this facility is associated with a collateral financing arrangement described more fully in Note 13.

As a result of the offerings of certain senior notes (see “— Senior Notes — Other Issuances”) and common stock (see Note 16), the commitment letter for a $5.0 billion senior credit facility, which MetLife, Inc. signed to partially finance the ALICO Acquisition, was terminated. During March 2010, MetLife, Inc. paid $28 million in fees related to this senior credit facility, all of which were included in other expenses during the year ended December 31, 2010.

13.  Collateral Financing Arrangements

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

In June 2012 and December 2011, following regulatory approval, MRC repurchased and canceled $451 million and $650 million, respectively, in aggregate principal amount of the surplus notes. Payments made by the Company in June 2012 and December 2011 associated with the partial repurchases, which also included payments made to the unaffiliated financial institution, totaled $451 million and $650 million, respectively, exclusive of accrued interest on the surplus notes. In connection with the partial repurchases, in June 2012 and December 2011, the amount of the receivable from the unaffiliated financial institution decreased $59 million and $84 million, respectively.

In addition, in June 2011, MetLife, Inc. received $100 million from the unaffiliated financial institution related to an increase in the estimated fair value of the surplus notes. No such payments were made or received by MetLife, Inc. during 2012 and 2010.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

At December 31, 2012 and 2011, the amount of the surplus notes outstanding was $1.4 billion and $1.9 billion, respectively. At December 31, 2012 and 2011, the amount of the receivable from the unaffiliated financial institution was $182 million and $241 million, respectively.

In addition, at December 31, 2012 and 2011, MetLife, Inc. had pledged collateral with an estimated fair value of $120 million and $125 million, respectively, to the unaffiliated financial institution.

A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. At December 31, 2012 and 2011, the estimated fair value of assets held in trust by the Company was $1.6 billion and $2.0 billion, respectively. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations. Interest expense on the collateral financing arrangement is included as a component of other expenses.

Interest expense related to this collateral financing arrangement was $26 million, $35 million and $36 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Associated with Secondary Guarantees

In May 2007, MetLife, Inc. and MRSC, a wholly-owned subsidiary of MetLife, Inc., entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At both December 31, 2012 and 2011, $2.8 billion had been drawn upon under the collateral financing arrangement. Proceeds from the collateral financing arrangement were placed in trusts to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trusts are VIEs which are consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trusts. At December 31, 2012 and 2011, the Company held assets in trust with an estimated fair value of $3.4 billion and $3.3 billion, respectively, associated with the collateral financing arrangement. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations. Interest expense on the collateral financing arrangement is included as a component of other expenses. The collateral financing arrangement may be extended by agreement of MetLife, Inc. and the unaffiliated financial institution on each anniversary of the closing.

In connection with the collateral financing arrangement, MetLife, Inc. entered into an agreement with the same unaffiliated financial institution under which MetLife, Inc. is entitled to the return on the investment portfolio held by the trusts established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of three-month LIBOR plus 0.70%, payable quarterly. MetLife, Inc. may also be required to make payments to the unaffiliated financial institution, for deposit into the trusts, related to any decline in the estimated fair value of the assets held by the trusts, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. During 2012, 2011 and 2010, no payments were made or received by MetLife, Inc. Cumulatively, since May 2007, MetLife, Inc. has contributed a total of $680 million as a result of declines in the estimated fair value of the assets in the trusts, all of which was deposited into the trusts.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In addition, MetLife, Inc. may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2012 and 2011, MetLife, Inc. had pledged $78 million and $92 million under this agreement, respectively.

Interest expense related to this collateral financing arrangement was $33 million, $29 million and $30 million for the years ended December 31, 2012, 2011 and 2010, respectively.

14.  Junior Subordinated Debt Securities

Outstanding Junior Subordinated Debt Securities

Outstanding junior subordinated debt securities and trust securities which MetLife, Inc. will exchange for junior subordinated debt securities prior to redemption or repayment were as follows:

Issuer	Issue Date	Face Value	Interest Rate (2)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (3)	Final Maturity	Carrying Value at December 31,
							2012	2011
		(In millions)					(In millions)
MetLife, Inc.	July 2009	$500	10.750%	August 2039	LIBOR +7.548%	August 2069	$500	$500
MetLife Capital Trust X (1)	April 2008	$750	9.250%	April 2038	LIBOR +5.540%	April 2068	750	750
MetLife Capital Trust IV (1)	December 2007	$700	7.875%	December 2037	LIBOR +3.960%	December 2067	694	694
MetLife, Inc.	December 2006	$1,250	6.400%	December 2036	LIBOR +2.205%	December 2066	1,248	1,248

							$3,192	$3,192

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

(3)

In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate of three-month LIBOR plus the indicated margin, payable quarterly in arrears.

In connection with each of the securities described above, MetLife, Inc. may redeem or may cause the redemption of the securities (i) in whole or in part, at any time on or after the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption or, if greater, a make-whole price. MetLife, Inc. also has the right to, and in certain circumstances the requirement to, defer interest payments on the securities for a period up to 10 years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, MetLife, Inc. is required to use proceeds from the sale of its common stock or warrants on common stock to satisfy this interest

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

payment obligation. In connection with each of the securities described above, MetLife, Inc. entered into a separate replacement capital covenant (“RCC”). As part of each RCC, MetLife, Inc. agreed that it will not repay, redeem, or purchase the securities on or before a date 10 years prior to the final maturity date of each issuance, unless, subject to certain limitations, it has received cash proceeds during a specified period from the sale of specified replacement securities. Each RCC will terminate upon the occurrence of certain events, including an acceleration of the applicable securities due to the occurrence of an event of default. The RCCs are not intended for the benefit of holders of the securities and may not be enforced by them. Rather, each RCC is for the benefit of the holders of a designated series of MetLife, Inc.’s other indebtedness (the “Covered Debt”). Initially, the Covered Debt for each of the securities described above was MetLife, Inc.’s 5.70% senior notes due 2035 (the “Senior Notes”). As a result of the issuance of MetLife, Inc.’s 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (the “10.750% JSDs”), the 10.750% JSDs became the Covered Debt with respect to, and in accordance with, the terms of the RCC relating to MetLife, Inc.’s 6.40% Fixed-to-Floating Rate Junior Subordinated Debentures due 2066. The Senior Notes continue to be the Covered Debt with respect to, and in accordance with, the terms of the RCCs relating to each of MetLife Capital Trust IV’s 7.875% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, MetLife Capital Trust X’s 9.250% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities and the 10.750% JSDs. MetLife, Inc. also entered into a replacement capital obligation which will commence during the six month period prior to the scheduled redemption date of each of the securities described above and under which MetLife, Inc. must use reasonable commercial efforts to raise replacement capital to permit repayment of the securities through the issuance of certain qualifying capital securities.

Interest expense on outstanding junior subordinated debt securities was $258 million for each of the years ended December 31, 2012, 2011 and 2010.

15.  Common Equity Units

Acquisition of ALICO

In connection with the financing of the ALICO Acquisition in November 2010, MetLife, Inc. issued to AM Holdings 40.0 million common equity units with an aggregate stated amount at issuance of $3.0 billion and an estimated fair value of $3.2 billion. Each common equity unit has an initial stated amount of $75 per unit and initially consists of: (i) the Purchase Contracts, obligating the holder to purchase, on a subsequent settlement date, a variable number of shares of MetLife, Inc. common stock, par value $0.01 per share, for a purchase price of $25 ($75 in the aggregate); and (ii) a 1/40 undivided beneficial ownership interest in each of three series of Debt Securities issued by MetLife, Inc., each series of Debt Securities having an aggregate principal amount of $1.0 billion. Distributions on the common equity units will be made quarterly, and will consist of contract payments on the Purchase Contracts and interest payments on the Debt Securities, at an aggregate annual rate of 5.00% of the stated amount at any time. The excess of the estimated fair value of the common equity units over the estimated fair value of the Debt Securities (see Note 12), after accounting for the present value of future contract payments recorded in other liabilities, resulted in a net decrease to additional paid-in capital of $69 million, representing the fair value of the Purchase Contracts discussed below. On March 8, 2011, AM Holdings sold, in a public offering, all the common equity units it received as consideration from MetLife in connection with the ALICO Acquisition. The common equity units are listed on the New York Stock Exchange (“NYSE”).

Purchase Contracts

Settlement of the Purchase Contracts of each series will occur upon the successful remarketing of the related series of Debt Securities, or upon a final failed remarketing of the related series, as described below under “—Debt Securities.” On each settlement date subsequent to a successful remarketing, the holder will pay $25 per

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

common equity unit and MetLife, Inc. will issue to such holder a variable number of shares of its common stock in settlement of the applicable Purchase Contract. The number of shares to be issued will depend on the average of the daily volume-weighted average prices of MetLife, Inc.’s common stock during the 20 trading day periods ending on, and including, the third day prior to the initial scheduled settlement date for each series of Purchase Contracts. The Series C Purchase Contracts have been settled as described in “— Remarketing of Debt Securities and Settlement of Purchase Contracts.” The initially-scheduled settlement dates for the remaining contracts are September 11, 2013 for the Series D Purchase Contracts and October 8, 2014 for the Series E Purchase Contracts. If the average value of MetLife, Inc.’s common stock as calculated pursuant to the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings (the “Stock Purchase Agreement”) during the applicable 20 trading day period is less than or equal to $35.42, as such amount may be adjusted (the “Reference Price”), the number of shares to be issued in settlement of the Purchase Contract will equal $25 divided by the Reference Price, as calculated pursuant to the Stock Purchase Agreement (the “Maximum Settlement Rate”). If the market value of MetLife, Inc.’s common stock is greater than or equal to $44.275, as such amount may be adjusted (the “Threshold Appreciation Price”), the number of shares to be issued in settlement of the Purchase Contract will equal $25 divided by the Threshold Appreciation Price, as so calculated (the “Minimum Settlement Rate”). If the market value of MetLife, Inc.’s common stock is greater than the Reference Price and less than the Threshold Appreciation Price, the number of shares to be issued will equal $25 divided by the applicable market value, as so calculated. In the event of an unsuccessful remarketing of any series of Debt Securities and the postponement of settlement to a later date, the average market value used to calculate the settlement rate for a particular series will not be recalculated, although certain corporate events may require adjustments to the settlement rate. After settlement of the remaining Purchase Contracts, MetLife, Inc. will receive proceeds of $2.0 billion and issue between 45.2 million and 56.5 million shares of its common stock, subject to certain adjustments, in addition to the proceeds received and shares issued upon settlement of the Series C Purchase Contracts in October 2012. The holder of a common equity unit may, at its option, settle the related Purchase Contracts before the applicable settlement date. However, upon early settlement, the holder will receive the Minimum Settlement Rate.

Distributions on the Purchase Contracts will be made quarterly at an average annual rate of 3.02%. The value of the Purchase Contracts at issuance of $247 million was calculated as the present value of the future contract payments and was recorded in other liabilities with an offsetting decrease in additional paid-in capital. The other liabilities balance will be reduced as contract payments are made. Contract payments of $84 million and $102 million were made for the years ended December 31, 2012 and 2011, respectively.

Debt Securities

The Debt Securities are senior, unsecured notes of MetLife, Inc. which, in the aggregate, pay quarterly distributions at an initial average annual rate of 1.98% and are included in long-term debt (see Note 12 for further discussion of terms). The Debt Securities are pledged as collateral to secure the obligations of each common equity unit holder under the related Purchase Contracts. Each series of the Debt Securities will be subject to a remarketing and sold on behalf of participating holders to investors. The proceeds of a remarketing, net of any related fees, will be applied on behalf of participating holders who so elect to settle any obligation of the holder to pay cash under the related Purchase Contract on the applicable settlement dates. The Series C Purchase Contracts have been settled as described in “— Remarketing of Debt Securities and Settlement of Purchase Contracts.” The initially-scheduled settlement dates for the remaining contracts are September 11, 2013 for the Series D Debt Securities and October 8, 2014 for the Series E Debt Securities, subject to delay if there are one or more unsuccessful remarketings. If the initial attempted remarketing of a series is unsuccessful, up to two additional remarketing attempts will occur. At the remarketing date, the remarketing agent may reset the interest rate on the Debt Securities, subject to a reset cap for each of the first two attempted remarketings of each series. If a remarketing is successful, the reset rate will apply to all outstanding Debt Securities of the applicable tranche

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

of the remarketed series, whether or not the holder participated in the remarketing and will become effective on the settlement date of such remarketing. If the first remarketing attempt with respect to a series is unsuccessful, the applicable Purchase Contract settlement date will be delayed for three calendar months, at which time a second remarketing attempt will occur in connection with settlement. If the second remarketing attempt is unsuccessful, one additional delay may occur on the same basis. If both additional remarketing attempts are unsuccessful, a “final failed remarketing” will have occurred, and the interest rate on such series of Debt Securities will not be reset and the holder may put such series of Debt Securities to MetLife, Inc. at a price equal to its principal amount plus accrued and unpaid interest, if any, and apply the principal amount against the holder’s obligations under the related Purchase Contract.

Remarketing of Debt Securities and Settlement of Purchase Contracts

In October 2012, MetLife, Inc. closed the successful remarketing of the Series C Debt Securities underlying the common equity units. The Series C Debt Securities were remarketed as 1.756% Series C senior debt securities Tranche 1 and 3.048% Series C senior debt securities Tranche 2, due December 2017 and December 2022, respectively. MetLife, Inc. did not receive any proceeds from the remarketing. Common equity unit holders used the remarketing proceeds to settle their payment obligations under the applicable Series C Purchase Contracts. The subsequent settlement of the Series C Purchase Contracts occurred in October 2012, providing proceeds to MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.’s common stock. MetLife, Inc. delivered 28,231,956 shares of its newly issued common stock to settle the stock purchase contracts.

16.  Equity

Preferred Stock

There are 200,000,000 authorized shares of preferred stock, of which 6,857,000 shares were designated for issuance of convertible preferred stock in connection with the financing of the ALICO Acquisition in 2010. See “— Convertible Preferred Stock” below.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

MetLife, Inc. is prohibited from declaring dividends on the preferred stock if it fails to meet specified capital adequacy, net income and equity levels. See “— Dividend Restrictions.”

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Series A and Series B preferred shares was as follows:

			Dividend
Declaration Date	Record Date	Payment Date	Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
November 15, 2012	November 30, 2012	December 17, 2012	$0.253	$7	$0.406	$24
August 15, 2012	August 31, 2012	September 17, 2012	$0.256	6	$0.406	24
May 15, 2012	May 31, 2012	June 15, 2012	$0.256	7	$0.406	24
March 5, 2012	February 29, 2012	March 15, 2012	$0.253	6	$0.406	24

				$26		$96

November 15, 2011	November 30, 2011	December 15, 2011	$0.253	$7	$0.406	$24
August 15, 2011	August 31, 2011	September 15, 2011	$0.256	6	$0.406	24
May 16, 2011	May 31, 2011	June 15, 2011	$0.256	7	$0.406	24
March 7, 2011	February 28, 2011	March 15, 2011	$0.250	6	$0.406	24

				$26		$96

November 15, 2010	November 30, 2010	December 15, 2010	$0.253	$7	$0.406	$24
August 16, 2010	August 31, 2010	September 15, 2010	$0.256	6	$0.406	24
May 17, 2010	May 31, 2010	June 15, 2010	$0.256	7	$0.406	24
March 5, 2010	February 28, 2010	March 15, 2010	$0.250	6	$0.406	24

				$26		$96

See Note 23 for information on subsequent dividends declared.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Convertible Preferred Stock

In connection with the financing of the ALICO Acquisition in November 2010, MetLife, Inc. issued to AM Holdings 6,857,000 shares of convertible preferred stock with a $0.01 par value per share, a liquidation preference of $0.01 per share and a fair value of $2.8 billion. On March 8, 2011, MetLife, Inc. repurchased and canceled all of the convertible preferred stock for $3.0 billion in cash, which resulted in a preferred stock redemption premium of $146 million.

For purposes of the earnings per common share calculation, for the year ended December 31, 2010, the convertible preferred stock was assumed converted into shares of common stock for both basic and diluted weighted average common shares. See Note 20.

Common Stock

Issuances

In October 2012, MetLife, Inc. delivered 28,231,956 shares of newly issued common stock for $1.0 billion. The issuance was made in connection with the settlement of the Series C Purchase Contracts. See Note 15.

In March 2011, MetLife, Inc. issued 68,570,000 new shares of its common stock in a public offering at a price of $43.25 per share for gross proceeds of $3.0 billion. In connection with this offering of common stock, $16 million of issuance costs were incurred which have been recorded as a reduction of additional paid-in capital. The proceeds were used to repurchase the convertible preferred stock issued to AM Holdings in November 2010. See Note 3.

In November 2010, MetLife, Inc. issued to AM Holdings in connection with the financing of the ALICO Acquisition 78,239,712 new shares of its common stock at $40.90 per share with a fair value of $3.2 billion.

In August 2010, MetLife, Inc. issued 86,250,000 new shares of its common stock at a price of $42.00 per share for gross proceeds of $3.6 billion. In connection with this offering of common stock, $94 million of issuance costs were incurred which have been recorded as a reduction of additional paid-in capital.

During the years ended December 31, 2012, 2011 and 2010, 5,497,752, 3,549,211 and 2,182,174 new shares of common stock were issued for $171 million, $115 million and $74 million, respectively, to satisfy various stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock during the years ended December 31, 2012 and 2011, while during the year ended December 31, 2010, 332,121 shares of common stock were issued from treasury stock for $18 million to satisfy various stock option exercises and other stock-based awards.

Repurchase Programs

At December 31, 2012, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. During the years ended December 31, 2012, 2011 and 2010, no shares of common stock were repurchased under these repurchase program authorizations.

Under the aforementioned authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its liquidity, its financial strength and credit ratings, general market conditions and the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Dividends

The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for common stock:

			Dividend
			Per Share	Aggregate
Declaration Date	Record Date	Payment Date	(In millions, except per share data)
October 23, 2012	November 9, 2012	December 14, 2012	$0.74	$811
October 25, 2011	November 9, 2011	December 14, 2011	$0.74	$787
October 26, 2010	November 9, 2010	December 14, 2010	$0.74	$784	(1)

(1)	Includes dividends on convertible preferred stock (see “— Convertible Preferred Stock”)

See Note 23 for information on subsequent dividends declared.

The funding of the cash dividends and operating expenses of MetLife, Inc. is primarily provided by cash dividends from MetLife, Inc.’s insurance subsidiaries. The statutory capital and surplus, or net assets, of MetLife, Inc.’s insurance subsidiaries are subject to regulatory restrictions except to the extent that dividends are allowed to be paid in a given year without prior regulatory approval. Dividends exceeding these limitations can generally be made subject to regulatory approval. The nature and amount of these dividend restrictions, as well as the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries, are disclosed in “— Statutory Equity and Income” and “— Dividend Restrictions — Insurance Operations.” MetLife, Inc.’s principal non-U.S. insurance operations are branches or subsidiaries of American Life, a U.S. insurance subsidiary of the Company. In addition, the payment of dividends by MetLife, Inc. to its shareholders is also subject to restrictions. See “— Dividend Restrictions — MetLife, Inc.”

Stock-Based Compensation Plans

Description of Plans for Employees and Agents — General Terms

The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “2000 Stock Plan”) authorized the granting of awards to employees and agents in the form of options (“Stock Options”) to buy shares of MetLife, Inc. common stock (“Shares”) that either qualify as incentive Stock Options under Section 422A of the Code or are non-qualified. By December 31, 2009 all awards under the 2000 Stock Plan had either vested or been forfeited. No awards have been made under the 2000 Stock Plan since 2005.

Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), awards granted to employees and agents may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards and Stock-Based Awards (each as defined in the 2005 Stock Plan with reference to Shares).

The aggregate number of shares authorized for issuance under the 2005 Stock Plan is 68,000,000, plus those shares available but not utilized under the 2000 Stock Plan and those shares utilized under the 2000 Stock Plan that are recovered due to forfeiture of Stock Options. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of Shares remaining for issuance under that plan by one, and each Share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of Shares remaining for issuance under that plan by

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

1.179 Shares. At December 31, 2012, the aggregate number of Shares remaining available for issuance pursuant to the 2005 Stock Plan was 24,715,318. Stock Option exercises and other awards settled in Shares are satisfied through the issuance of Shares held in treasury by the Company or by the issuance of new Shares.

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

Certain stock-based awards provide solely for cash settlement based on changes in the price of Shares and other factors (“Phantom Stock-Based Awards”). Such awards are made under the MetLife, Inc. International Unit Option Incentive Plan, the MetLife International Performance Unit Incentive Plan, and the MetLife International Restricted Unit Incentive Plan.

Description of Plans for Non-Management Directors — General Terms

The MetLife, Inc. 2000 Directors Stock Plan, as amended (the “2000 Directors Stock Plan”) authorized the granting of awards in the form of Shares, non-qualified Stock Options, or a combination of the foregoing to non-management Directors of MetLife, Inc. At December 31, 2009, all awards under the 2000 Directors Stock Plan had either vested or been forfeited. No awards have been made under the 2000 Directors Stock Plan since 2004.

Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan with reference to Shares) to non-management Directors of MetLife, Inc. The number of Shares authorized for issuance under the 2005 Directors Stock Plan is 2,000,000. There were no Shares carried forward from the 2000 Directors Stock Plan to the 2005 Directors Stock Plan. At December 31, 2012, the aggregate number of Shares remaining available for issuance pursuant to the 2005 Directors Stock Plan was 1,733,758. Stock Option exercises and other awards settled in Shares are satisfied through the issuance of Shares held in treasury by the Company or by the issuance of new Shares.

Compensation expense related to awards under the 2005 Directors Plan is recognized based on the number of Shares awarded. The only awards made to date under the 2005 Directors Stock Plan have been Stock-Based Awards that have vested immediately. The majority of the awards granted each year under the 2005 Directors Stock Plan are made in the second quarter of each year.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Compensation Expense Related to Stock-Based Compensation

The components of compensation expense related to stock-based compensation which includes compensation expense related to Phantom Stock-Based Awards, and excludes the insignificant compensation expense related to the 2005 Directors Stock Plan, were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Stock Options	$61	$58	$45
Performance Shares (1)	80	68	29
Restricted Stock Units	27	18	10

Total compensation expense	$168	$144	$84

Income tax benefit	$59	$50	$29

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

The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2012
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$56	1.74
Performance Shares	$52	1.65
Restricted Stock Units	$28	1.73

Equity Awards

Stock Options

Stock Options are the contingent right of award holders to purchase Shares at a stated price for a limited time. All Stock Options have an exercise price equal to the closing price of a Share reported on the NYSE on the date of grant, and have a maximum term of 10 years. The vast majority of Stock Options granted have become or will become exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Stock Options have become or will become exercisable on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A summary of the activity related to Stock Options for the year ended December 31, 2012 was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2012	34,713,526	$ 40.22	5.35	$—
Granted	6,247,050	$ 37.91
Exercised	(3,817,301)	$ 28.44
Expired	(1,017,994)	$ 47.35
Forfeited	(972,210)	$ 40.23

Outstanding at December 31, 2012	35,153,071	$ 40.89	5.50	$51

Expected to vest at a future date as of December 31, 2012	34,684,396	$ 40.94	5.41	$51

Exercisable at December 31, 2012	24,530,711	$ 41.36	4.16	$50

(1)	The aggregate intrinsic value was computed using the closing Share price on December 31, 2012 of $32.94 and December 30, 2011 of $31.18, as applicable.

The fair value of Stock Options is estimated on the date of grant using a binomial lattice model. Significant assumptions used in the Company’s binomial lattice model, which are further described below, include: expected volatility of the price of Shares; risk-free rate of return; expected dividend yield on Shares; exercise multiple; and the post-vesting termination rate.

Expected volatility is based upon an analysis of historical prices of Shares and call options on Shares traded on the open market. The Company uses a weighted-average of the implied volatility for publicly-traded call options with the longest remaining maturity nearest to the money as of each valuation date and the historical volatility, calculated using monthly closing prices of Shares. The Company chose a monthly measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on longer-term trends in the price of the underlying Shares rather than on daily price movements.

The binomial lattice model used by the Company incorporates different risk-free rates based on the imputed forward rates for U.S. Treasury Strips for each year over the contractual term of the option. The table below presents the full range of rates that were used for options granted during the respective periods.

Dividend yield is determined based on historical dividend distributions compared to the price of the underlying Shares as of the valuation date and held constant over the life of the Stock Option.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, used to determine the fair value of Stock Options issued:

	Years Ended December 31,
	2012	2011	2010
Dividend yield	1.95%	1.65%	2.11%
Risk-free rate of return	0.21%-4.17%	0.29%-5.51%	0.35%-5.88%
Expected volatility	35.59%	32.64%	34.41%
Exercise multiple	1.58	1.69	1.75
Post-vesting termination rate	3.14%	3.36%	3.64%
Contractual term (years)	10	10	10
Expected life (years)	7	7	7
Weighted average exercise price of stock options granted	$ 37.91	$ 45.16	$ 35.06
Weighted average fair value of stock options granted	$ 11.33	$ 14.27	$ 11.29

The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Total intrinsic value of stock options exercised	$29	$41	$22
Cash received from exercise of stock options	$109	$88	$52
Income tax benefit realized from stock options exercised	$10	$14	$8

Performance Shares

Performance Shares are units that, if they vest, are multiplied by a performance factor to produce a number of final Performance Shares which are payable in Shares. Performance Shares are accounted for as equity awards, but are not credited with dividend-equivalents for actual dividends paid on Shares during the performance period. Accordingly, the estimated fair value of Performance Shares is based upon the closing price of a Share on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.

Performance Share awards normally vest in their entirety at the end of the three-year performance period. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. Vested Performance Shares are multiplied by a performance factor of 0.0 to 2.0 based on MetLife, Inc.’s adjusted income, total shareholder return, and performance in change in annual net operating earnings and total shareholder return compared to the performance of its competitors, each measured with respect to the applicable three-year performance period or portions thereof. The performance factor was 1.13 for the January 1, 2009 – December 31, 2011 performance period.

Restricted Stock Units

Restricted Stock Units are units that, if they vest, are payable in an equal number of Shares. Restricted Stock Units are accounted for as equity awards, but are not credited with dividend-equivalents for actual dividends paid on Shares during the performance period. Accordingly, the estimated fair value of Restricted Stock Units is based upon the closing price of Shares on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.

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

The following table presents a summary of Performance Share and Restricted Stock Unit activity for the year ended December 31, 2012:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	5,024,094	$ 31.50	1,562,849	$ 34.74
Granted	2,042,133	$ 35.38	971,304	$ 35.39
Forfeited	(452,590)	$ 37.36	(171,475)	$ 37.62
Payable (1)	(1,791,609)	$ 20.71	(282,530)	$ 21.88

Outstanding at December 31, 2012	4,822,028	$ 36.93	2,080,148	$ 36.55

Expected to vest at a future date as of December 31, 2012	4,817,941	$ 36.98	2,080,148	$ 36.55

(1)	Includes both Shares paid and Shares deferred for later payment.

Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the respective performance periods. At December 31, 2012, the three year performance period for the 2010 Performance Share grants was completed, but the performance factor had not yet been calculated. Included in the immediately preceding table are 1,347,025 outstanding Performance Shares to which the 2010-2012 performance factor will be applied. The factor will be determined in the second quarter of 2013.

Liability Awards (Phantom Stock-Based Awards)

Certain MetLife international subsidiaries have a liability for Phantom Stock-Based Awards in the form of Unit Options, Restricted Units, and Performance Units. These Share-based cash settled awards are recorded as liabilities until payout is made. Unlike Share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of one Share. The liability and corresponding expense are adjusted accordingly until the award is settled.

Unit Options

Each Unit Option is the contingent right of the holders to receive a cash payment equal to the closing price of a Share on the surrender date, less the closing price on the grant date, if the difference is greater than zero. The vast majority of Unit Options have become or will become eligible for surrender at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Unit Options have become or will become eligible for surrender on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Restricted Units

Restricted Units are units that, if they vest, are payable in cash equal to the closing price of a Share on the last day of the restriction period. The vast majority of Restricted Units normally vest in their entirety on the third anniversary of their grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

Performance Units

Performance Units are units that, if they vest, are multiplied by a performance factor to produce a number of final Performance Units which are payable in cash equal to the closing price of a Share on a date following the last day of the three-year performance period. Performance Units are accounted for as liability awards, but are not credited with dividend-equivalents for actual dividends paid on Shares during the performance period. Accordingly, the estimated fair value of Performance Units is based upon the closing price of a Share on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.

See “— Performance Shares” for a discussion of the Performance Shares vesting period and award calculation, which is also used for Performance Units.

The following table presents a summary of Liability Award activity for the year ended December 31, 2012:

	Unit Options	Restricted Units	Performance Units
Outstanding at January 1, 2012	1,083,370	510,681	233,257
Granted	440,185	395,765	158,724
Exercised	(26,855)	—	—
Forfeited	(126,383)	(75,930)	(39,823)
Paid	—	(90,080)	(46,994)

Outstanding at December 31, 2012	1,370,317	740,436	305,164

Expected to vest at a future date as of December 31, 2012	1,281,440	666,392	274,648

Statutory Equity and Income

Each of MetLife, Inc.’s U.S. insurance company’s state of domicile imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). American Life does not write business in Delaware or any other domestic state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action RBC for such subsidiaries. The Company’s Combined RBC Ratio was in excess of 400% for all periods presented. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action RBC for all periods presented.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

MetLife, Inc.’s foreign operations are regulated by applicable authorities of the countries in which each entity operates and are subject to minimum capital and solvency requirements in those countries before corrective action commences. At December 31, 2012 and 2011, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign operation, was in excess of four times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required capital and surplus of the Company’s other foreign insurance operations was $2.3 billion and the aggregate actual regulatory capital and surplus of such operations was $7.8 billion as of the date of the most recent required capital adequacy calculation for each jurisdiction. Each of those other foreign insurance operations exceeded minimum capital and solvency requirements of their respective countries for all periods presented.

MetLife, Inc.’s insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile or applicable foreign jurisdiction. The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the effect of Statutory Codification on the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries.

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

MetLife, Inc.’s U.S. insurance subsidiaries have no material state prescribed accounting practices, except for American Life. American Life calculates its policyholder reserves on insurance written in each foreign jurisdiction in accordance with the reserve standards required by such jurisdiction. American Life is not required to quantify the impact to its statutory capital and surplus as a result of applying this prescribed practice to its branch operations. Additionally, American Life’s insurance subsidiaries are valued based on each respective subsidiary’s underlying local statutory equity, adjusted in a manner consistent with the reporting prescribed for its branch operations, which resulted in higher statutory capital and surplus of $413 million and $597 million for the years ended December 31, 2012 and 2011, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The tables below present amounts from MetLife, Inc.’s primary insurance subsidiaries, which are derived from the statutory–basis financial statements as filed with the insurance regulators.

Statutory net income (loss) was as follows:

		Years Ended December 31,

Company	State of Domicile	2012	2011	2010
		(In millions)
Metropolitan Life Insurance Company	New York	$1,320	$1,970	$2,066
American Life Insurance Company	Delaware	$317	$334	$803
MetLife Insurance Company of Connecticut	Connecticut	$848	$46	$668
Metropolitan Property and Casualty Insurance Company	Rhode Island	$235	$41	$273
Metropolitan Tower Life Insurance Company	Delaware	$61	$63	$151

Statutory capital and surplus was as follows at:

	December 31,
Company	2012	2011
	(In millions)
Metropolitan Life Insurance Company	$14,295	$13,507
American Life Insurance Company	$3,044	$3,310
MetLife Insurance Company of Connecticut	$5,331	$5,133
Metropolitan Property and Casualty Insurance Company	$1,987	$1,857
Metropolitan Tower Life Insurance Company	$781	$828

As derived from the most recent annual statutory basis financial statements filed with insurance regulators, the aggregate statutory net income and aggregate statutory capital and surplus of the Company’s foreign insurance subsidiaries not owned directly or indirectly by the Company’s primary insurance subsidiaries set forth in the table above was $679 million and $4.7 billion, respectively.

The Company’s domestic captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and universal life with secondary guarantees assumed from other Metlife subsidiaries, have no material state prescribed accounting practices, except for MetLife Reinsurance Company of Vermont (“MRV”). MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $5.1 billion and $4.5 billion for the years ended December 31, 2012 and 2011, respectively. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice. The statutory net income (loss) of MetLife, Inc.’s domestic captive life reinsurance subsidiaries was ($154) million, ($130) million and ($621) million for the years ended December 2012, 2011 and 2010, respectively, and the statutory capital and surplus, including the aforementioned prescribed practice, was $4.2 billion and $3.4 billion at December 31, 2012 and 2011, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Dividend Restrictions

Insurance Operations

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2013	2012		2011
Company	Permitted w/o Approval (1)	Paid (2)	Permitted w/o Approval (3)	Paid (2)	Permitted w/o Approval (3)
	(In millions)
Metropolitan Life Insurance Company	$1,428	$ 1,023	$1,350	$ 1,321 (4)	$1,321
American Life Insurance Company	$523	$ 1,300 (5)	$168	$ 661	$661
MetLife Insurance Company of Connecticut	$1,330	$ 706 (6)	$504	$ 517	$517
Metropolitan Property and Casualty Insurance Company	$74	$ 100	$—	$ 30	$—
Metropolitan Tower Life Insurance Company	$77	$ 82	$82	$ 80	$80
MetLife Investors Insurance Company	$129	$ 18	$18	$ —	$—
Delaware American Life Insurance Company	$7	$ —	$12	$ —	$—

(1)

Reflects dividend amounts that may be paid during 2013 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2013, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Includes securities transferred to MetLife, Inc. of $170 million during the year ended December 31, 2011.

(5)

During May 2012, American Life received regulatory approval to pay an extraordinary dividend for an amount up to the funds remitted in connection with the restructuring of American Life’s business in Japan. Subsequently, $1.5 billion was remitted to American Life. See Note 19. Of this approved amount, $1.3 billion was paid to MetLife, Inc. as an extraordinary dividend.

(6)

During June 2012, MICC distributed shares of an affiliate to its stockholders as an in-kind extraordinary dividend of $202 million as calculated on a statutory basis. Regulatory approval for this extraordinary dividend was obtained due to the timing of payment. During December 2012, MICC paid a dividend to its stockholders in the amount of $504 million, which represented its ordinary dividend capacity at year-end 2012. Due to the June 2012 in-kind dividend, a portion of this was extraordinary and regulatory approval was obtained.

Under New York State Insurance Law, MLIC is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLIC will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the “Superintendent”) and the Superintendent either approves

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

Under Delaware State Insurance Law, each of American Life, DelAm and Metropolitan Tower Life Insurance Company (“MTL”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains). Each of American Life, DelAm and MTL will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

Under Connecticut State Insurance Law, MICC is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its stockholders as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MICC will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Connecticut Commissioner”) and the Connecticut Commissioner either approves the distribution of the dividend or does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

Under the Rhode Island Insurance Code, Metropolitan Property and Casualty Insurance Company (“MPC”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the aggregate amount of all such dividends in any 12 month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) net income, not including realized capital gains, for the immediately preceding calendar year, not including pro rata distributions of MPC’s own securities. In determining whether a dividend is extraordinary, MPC may include carry forward net income from the previous two calendar years, excluding realized capital gains less dividends paid in the second and immediately preceding calendar years. MPC will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance (the “Rhode Island Commissioner”) and the Rhode Island Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. Under the Rhode Island Insurance Code, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of a stock property and casualty insurance company would support the payment of such dividends to its stockholders.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Under Missouri State Insurance Law, MetLife Investors Insurance Company (“MLIIC”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding net realized capital gains). MLIIC will be permitted to pay a cash dividend to its parent in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Missouri Director of Insurance (the “Missouri Director”) and the Missouri Director either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined by the Company as “unassigned funds (surplus)”) as of the last filed annual statutory statement requires insurance regulatory approval. Under Missouri State Insurance Law, the Missouri Director has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

MetLife, Inc.

In addition to regulatory restrictions on the payment of dividends by its subsidiaries to MetLife, Inc., the payment of dividends by MetLife, Inc. to its stockholders is also subject to restrictions. The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on its financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the board. In addition, the payment of dividends on MetLife, Inc.’s common stock, and MetLife, Inc.’s ability to repurchase its common stock, may be subject to restrictions arising out of regulation by the Federal Reserve if, in the future, MetLife, Inc. is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), as described below. They are also subject to restrictions under the terms of MetLife, Inc.’s preferred stock, junior subordinated debentures and trust securities in situations where MetLife, Inc. may be experiencing financial stress, as described below. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, which are exchangeable at the option of MetLife, Inc., or in the future upon the occurrence of certain events, for junior subordinated debentures, and which contain terms with the same substantive effects described in this discussion as the terms in MetLife’s junior subordinated debentures.

Regulatory Restrictions. As discussed in Note 3, MetLife, Inc. has de-registered as a bank holding company. As a result, MetLife, Inc. is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank SIFI, it could once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards. While the Federal Reserve has proposed a set of prudential standards that would apply to non-bank SIFIs, as well as bank holding companies with assets of $50 billion or more, it has not yet adopted final rules for most of these standards. The Federal Reserve has stated its intention to take a tailored approach to applying the prudential standards to non-bank SIFIs, but has not provided any details on how it intends to do so. If MetLife, Inc. were designated as a non-bank SIFI by the FSOC, the associated enhanced prudential standards imposed could adversely affect MetLife, Inc.’s ability to pay dividends to its stockholders, as well as repurchase its common stock. In addition, if MetLife, Inc. is designated as a global systemically important insurer (“G-SII”) by the Financial Stability Board, it would be subject to policy measures which could include higher capital requirements and more intensive regulation. These policy measures would need to be implemented by regulation or legislation in relevant jurisdictions but could limit MetLife, Inc.’s ability to pay dividends to its stockholders and repurchase its common stock.

“Dividend Stopper” Provisions in the Preferred Stock and Junior Subordinated Debentures. Certain terms of MetLife, Inc.’s preferred stock and junior subordinated debentures (sometimes referred to as “dividend stoppers”) may prevent it from repurchasing its common or preferred stock or paying dividends on its common

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

or preferred stock in certain circumstances. Under the preferred stock, if, for any reason, including due to a determination by the MetLife, Inc. Board of Directors, MetLife, Inc. has not paid the full dividends on its preferred stock for a dividend period (i.e., the period from and including a preferred stock dividend payment date to, but excluding the next preferred stock dividend payment date), it may not repurchase or pay dividends on its common stock for that period. Under the junior subordinated debentures, if MetLife, Inc. has not paid in full the accrued interest on its junior subordinated debentures through the most recent interest payment date, it may not repurchase or pay dividends on its common stock or other capital stock (including the preferred stock), subject to certain exceptions. The junior subordinated debentures provide that MetLife may, at its option and provided that certain conditions are met, defer payment of interest without giving rise to an event of default for periods of up to 10 years (although after five years MetLife, Inc. would be obligated to use commercially reasonable efforts to sell equity securities to raise proceeds to pay the interest), with no limitation on the number of deferral periods that MetLife, Inc. may begin, so long as all accrued and unpaid interest is paid with respect to prior deferral periods. If MetLife, Inc. were to elect to defer payments of interest, the “dividend stopper” provisions in the junior subordinated debentures would thus prevent MetLife, Inc. from repurchasing or paying dividends on its common stock or other capital stock (including the preferred stock) during the period of deferral, subject to exceptions.

In addition, the preferred stock and the junior subordinated debentures contain provisions that would automatically suspend the payment of preferred stock dividends and junior subordinated debenture interest payments if MetLife, Inc. fails to meet certain risk based capital ratio, net income and stockholders’ equity tests at specified times. In such cases, however, MetLife would be permitted to make the payments if it were able to utilize a prescribed alternative payment mechanism. As a result of the suspension of these payments, the “dividend stopper” provisions would come into effect.

MetLife, Inc. is a party to certain replacement capital covenants which limit its ability to eliminate these restrictions through the repayment, redemption or purchase of preferred stock or junior subordinated debentures by requiring MetLife, subject to certain limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any such repayment, redemption or purchase. See “— Preferred Stock” for a description of such covenants in effect with respect to the preferred stock, and Note 14 for a description of such covenants in effect with respect to junior subordinated debentures.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other Comprehensive Income (Loss)

The following table sets forth the balance and changes in accumulated other comprehensive income (loss) including reclassification adjustments required for the years ended December 31, 2012, 2011 and 2010 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Holding gains (losses) on investments arising during the year	$12,777	$13,945	$10,092
Income tax effect of holding gains (losses)	(4,738)	(4,783)	(3,516)
Reclassification adjustments for recognized holding (gains) losses included in current year income	53	755	(733)
Income tax effect of reclassification adjustments	(20)	(260)	255
Unrealized investment loss of subsidiary at the date of disposal	—	(105)	—
Income tax on unrealized investment loss of subsidiary at the date of disposal	—	37	—
Allocation of holding (gains) losses on investments relating to other policyholder amounts	(3,675)	(6,248)	(2,598)
Income tax effect of allocation of holding (gains) losses to other policyholder amounts	1,362	2,146	905
Allocation of holding (gains) losses on investments relating to other policyholder amounts of subsidiary at the date of disposal	—	93	—
Income tax effect of allocation of holding (gains) losses on investments relating to other policyholder amounts of subsidiary at the date of disposal	—	(33)	—

Net unrealized investment gains (losses), net of income tax	5,759	5,547	4,405
Foreign currency translation adjustments, net of income tax expense (benefit) of ($249) million, $162 million and ($226) million	110	(146)	(354)
Foreign currency translation adjustments of subsidiary at the date of disposal	—	(7)	—
Defined benefit plans adjustment, net of income tax expense (benefit) of ($296) million, ($266) million and $69 million	(546)	(494)	96

Other comprehensive income (loss), net of income tax	5,323	4,900	4,147
Other comprehensive (income) loss attributable to noncontrolling interests	(9)	38	(5)

Other comprehensive income (loss) attributable to MetLife, Inc., excluding cumulative effect of change in accounting principle	5,314	4,938	4,142
Cumulative effect of change in accounting principle, net of income tax expense (benefit) of $0, $0 and $27 million (see Note 1)	—	—	52

Other comprehensive income (loss) attributable to MetLife, Inc.	$5,314	$4,938	$4,194

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

17.  Other Expenses

Information on other expenses was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Compensation	$5,562	$5,287	$3,575
Pension, postretirement and postemployment benefit costs	428	463	380
Commissions	5,909	6,378	3,607
Volume-related costs	599	335	379
Interest credited to bank deposits	78	95	137
Capitalization of DAC	(5,289)	(5,558)	(2,770)
Amortization of DAC and VOBA	4,199	4,898	2,477
Amortization of negative VOBA	(622)	(697)	(64)
Interest expense on debt and debt issuance costs	1,356	1,629	1,550
Premium taxes, licenses and fees	677	633	513
Professional services	1,664	1,597	1,103
Rent, net of sublease income	422	426	305
Other	2,772	3,051	1,735

Total other expenses	$17,755	$18,537	$12,927

Capitalization of DAC and Amortization of DAC and VOBA

See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 7 for a description of the DAC amortization impact associated with the closed block.

Interest Expense on Debt and Debt Issuance Costs

See Notes 12, 13, 14 and 15 for attribution of interest expense by debt issuance. Interest expense on debt and debt issuance costs includes interest expense related to CSEs. See Note 8.

Restructuring Charges

The Company commenced in 2012 an enterprise-wide strategic initiative. This global strategy focuses on leveraging the Company’s scale to improve the value it provides to customers and shareholders in order to reduce costs, enhance revenues, achieve efficiencies and reinvest in its technology, platforms and functionality to improve its current operations and develop new capabilities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges, primarily related to severance, were as follows:

Year Ended December 31, 2012
(In millions)
Balance at January 1,	$—
Restructuring charges	159
Cash payments	(136)

Balance at December 31,	$23

Total restructuring charges incurred since inception of initiative	$159

Management anticipates further restructuring charges including severance, lease and asset impairments, through the year ending December 31, 2014. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at December 31, 2012.

Costs Related to ALICO Acquisition

Integration-Related Expenses

Integration-related costs were $305 million, $362 million and $176 million for the years ended December 31, 2012, 2011 and 2010, respectively. Integration-related costs represent costs directly related to integrating ALICO, including expenses for consulting, rebranding and the integration of information systems. Such costs have been expensed as incurred and, as the integration of ALICO is an enterprise-wide initiative, these expenses are reported in Corporate & Other.

Restructuring Charges

As part of the integration of ALICO’s operations, management initiated restructuring plans focused on increasing productivity and improving the efficiency of the Company’s operations. The restructuring program has been finalized and the remaining payments associated with the restructuring program are expected to be completed by March 31, 2013.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Restructuring charges associated with restructuring plans related to the ALICO Acquisition are included in other expenses and are reported in Corporate & Other. Such restructuring charges included:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Balance at January 1,	$13	$10	$—
Restructuring charges	10	46	10
Cash payments	(21)	(43)	—

Balance at December 31,	$2	$13	$10

Total restructuring charges incurred since inception of restructuring plans	$66	$56	$10

18.  Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The Subsidiaries sponsor and/or administer various U.S. qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. U.S. pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. At December 31, 2012, the majority of active participants were accruing benefits under the cash balance formula; however, 90% of the Subsidiaries’ obligations result from benefits calculated with the traditional formula. The U.S. non-qualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. The non-U.S. pension plans generally provide benefits based upon either years of credited service and earnings preceding-retirement or points earned on job grades and other factors in years of service.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Obligations and Funded Status

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans (1)		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$8,327	$7,043	$773	$676	$2,093	$1,808	$39	$37
Service costs	224	187	75	64	21	16	1	1
Interest costs	406	404	17	16	103	106	2	2
Plan participants’ contributions	—	—	—	—	29	28	—	—
Net actuarial (gains) losses	999	1,072	32	24	261	267	4	2
Acquisition, divestitures and curtailments	—	—	(12)	(5)	—	—	(3)	1
Change in benefits	—	17	(1)	—	—	—	—	—
Benefits paid	(476)	(396)	(41)	(30)	(132)	(132)	(2)	(4)
Transfers	—	—	—	(13)	—	—	—	—
Effect of foreign currency translation and other	—	—	(20)	41	—	—	2	—

Benefit obligations at December 31,	9,480	8,327	823	773	2,375	2,093	43	39

Change in plan assets:
Fair value of plan assets at January 1,	7,108	6,310	185	178	1,240	1,185	13	15
Actual return on plan assets	740	944	20	(4)	105	80	2	(1)
Acquisition and divestitures	—	—	(11)	(4)	—	—	(3)	—
Plan participants’ contributions	—	—	—	—	29	28	—	—
Employer contributions	507	250	74	55	78	79	4	1
Benefits paid	(476)	(396)	(41)	(30)	(132)	(132)	(2)	(2)
Transfers	—	—	—	(13)	—	—	—	—
Effect of foreign currency translation	—	—	(3)	3	—	—	1	—

Fair value of plan assets at December 31,	7,879	7,108	224	185	1,320	1,240	15	13

Over (under) funded status at December 31,	$(1,601)	$(1,219)	$(599)	$(588)	$(1,055)	$(853)	$(28)	$(26)

Amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$—	$6	$3	$—	$—	$—	$—
Other liabilities	(1,601)	(1,219)	(605)	(591)	(1,055)	(853)	(28)	(26)

Net amount recognized	$(1,601)	$(1,219)	$(599)	$(588)	$(1,055)	$(853)	$(28)	$(26)

Accumulated other comprehensive (income) loss:
Net actuarial (gains) losses	$3,047	$2,498	$27	$10	$799	$623	$3	$2
Prior service costs (credit)	24	30	2	2	(74)	(179)	1	1

Accumulated other comprehensive (income) loss, before income tax	$3,071	$2,528	$29	$12	$725	$444	$4	$3

Accumulated Benefit Obligation	$8,866	$7,849	$724	$658	N/A	N/A	N/A	N/A

(1)	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $1.1 billion and $997 million at December 31, 2012 and 2011, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The aggregate pension accumulated benefit obligation and aggregate fair value of plan assets for pension benefit plans with accumulated benefit obligations in excess of plan assets was as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	December 31,
	2012	2011	2012	2011
	(In millions)
Projected benefit obligations	$1,323	$1,164	$690	$708
Accumulated benefit obligations	$1,166	$1,045	$651	$644
Fair value of plan assets	$157	$131	$144	$121

Information for pension and other postretirement benefit plans with a projected benefit obligation in excess of plan assets were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)
Projected benefit obligations	$9,480	$8,327	$763	$732	$2,375	$2,093	$43	$39
Fair value of plan assets	$7,879	$7,108	$188	$140	$1,320	$1,240	$15	$13

Net Periodic Benefit Costs

Net periodic benefit cost is determined using management estimates and actuarial assumptions to derive service cost, interest cost, and expected return on plan assets for a particular year. Net periodic benefit cost also includes the applicable amortization of net actuarial gains (losses) and amortization of any prior service cost (credit).

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

Net periodic pension costs and net periodic other postretirement benefit plan costs are comprised of the following:

•	Service Costs — Service costs are the increase in the projected (expected) PBO resulting from benefits payable to employees of the Subsidiaries on service rendered during the current year.

•	Interest Costs — Interest costs are the time value adjustment on the projected (expected) PBO at the end of each year.

•

Settlement and Curtailment Costs — The aggregate amount of net gains (losses) recognized in net periodic benefit costs due to settlements and curtailments. Settlements result from actions that relieve/eliminate the plan’s responsibility for benefit obligations or risks associated with the obligations or

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

assets used for the settlement. Curtailments result from an event that significantly reduces/eliminates plan participants’ expected years of future services or benefit accruals.

•	Expected Return on Plan Assets — Expected return on plan assets is the assumed return earned by the accumulated pension and other postretirement fund assets in a particular year.

•

Amortization of Net Actuarial Gains (Losses) — Actuarial gains and losses result from differences between the actual experience and the expected experience on pension and other postretirement plan assets or projected (expected) PBO during a particular period. These gains and losses are accumulated and, to the extent they exceed 10% of the greater of the PBO or the fair value of plan assets, the excess is amortized into pension and other postretirement benefit costs over the expected service years of the employees.

•

Amortization of Prior Service Costs (Credit) — These costs relate to the recognition of increases or decreases in pension and other postretirement benefit obligation due to amendments in plans or initiation of new plans. These increases or decreases in obligation are recognized in accumulated other comprehensive income (loss) at the time of the amendment. These costs are then amortized to pension and other postretirement benefit costs over the expected service years of the employees affected by the change.

The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
	Years Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(In millions)
Net Periodic Benefit Costs:
Service costs	$224	$187	$172	$75	$64	$8	$21	$16	$16	$1	$1	$1
Interest costs	406	404	393	17	16	6	103	106	111	2	2	2
Settlement and curtailment costs	—	—	—	—	—	8	—	—	—	1	1	1
Expected return on plan assets	(484)	(448)	(444)	(6)	(6)	(6)	(77)	(76)	(79)	(1)	(1)	—
Amortization of net actuarial (gains) losses	195	194	196	—	—	—	57	43	38	—	—	—
Amortization of prior service costs (credit)	6	4	7	—	—	—	(104)	(108)	(83)	—	—	—

Total net periodic benefit costs (credit)	347	341	324	86	74	16	—	(19)	3	3	3	4

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gains) losses	744	575	37	18	34	(15)	234	262	49	2	5	1
Prior service costs (credit)	—	17	—	(1)	—	1	—	—	(81)	(1)	—	1
Amortization of net actuarial gains (losses)	(195)	(194)	(196)	—	—	—	(57)	(43)	(38)	—	—	—
Amortization of prior service (costs) credit	(6)	(4)	(7)	—	—	—	104	108	83	—	—	—

Total recognized in other comprehensive income (loss)	543	394	(166)	17	34	(14)	281	327	13	1	5	2

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$890	$735	$158	$103	$108	$2	$281	$308	$16	$4	$8	$6

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

For the year ended December 31, 2012, included within other comprehensive income (loss) were other changes in plan assets and benefit obligations associated with pension benefits of $543 million for the U.S. plans and $17 million for the non-U.S. plans and other postretirement benefits of $281 million for the U.S. plans and $1 million for the non-U.S. plans for an aggregate reduction in other comprehensive income (loss) of $842 million before income tax and $546 million, net of income tax.

The estimated net actuarial (gains) losses and prior service costs (credit) for the U.S. pension plans and the U.S. defined benefit other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit costs over the next year are $225 million and $6 million, and $73 million and ($75) million, respectively.

The Medicare Modernization Act of 2003 created various subsidies for all U.S. sponsors of retiree drug programs. Two common ways of providing subsidies were the Retiree Drug Subsidy (“RDS”) and Medicare Part D Prescription Drug Plans (“PDP”). From 2006 through 2010, the Company applied for and received the RDS each year. The RDS program provides the subsidy through cash payments made by Medicare to the Company, resulting in smaller net claims paid by the Company. A summary of the reduction to the APBO and the related reduction to the components of net periodic other postretirement benefits plan costs resulting from receipt of the RDS is presented below. As of January 1, 2011, as a result of changes made under the Patient Protection and Affordable Care Act of 2010, the Company no longer applies for the RDS. Instead it has joined PDP and will indirectly receive Medicare subsidies in the form of smaller gross benefit payments for prescription drug coverage.

December 31, 2010
(In millions)
Cumulative reduction in other postretirement benefits obligations:
Balance at January 1,	$247
Service costs	3
Interest costs	16
Net actuarial (gains) losses	(255)
Expected prescription drug subsidy	(11)

Balance at December 31,	$—

Year Ended December 31, 2010

(In millions)
Reduction in net periodic other postretirement benefit costs:
Service costs	$3
Interest costs	16
Amortization of net actuarial (gains) losses	10

Total reduction in net periodic benefit costs	$29

The Company did not receive subsidies for the year ended December 31, 2012. The Company received subsidies of $3 million and $8 million for the years ended December 31, 2011 and 2010, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assumptions

Assumptions used in determining benefit obligations were as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans (1)	U.S. Plans	Non-U.S. Plans (1)
December 31, 2012:
Weighted average discount rate	4.20%	1.98%	4.20%	4.94%
Rate of compensation increase	3.50% - 7.50%	2.01% - 5.50%	N/A	N/A

December 31, 2011:
Weighted average discount rate	4.95%	2.33%	4.95%	5.60%
Rate of compensation increase	3.50% - 7.50%	2.40% - 5.50%	N/A	N/A

(1)	Reflects those assumptions that were most appropriate for the local economic environments of each of the Subsidiaries providing such benefits.

Assumptions used in determining net periodic benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans (1)	U.S. Plans	Non-U.S. Plans (1)
Year Ended December 31, 2012:
Weighted average discount rate	4.95%	2.35%	4.95%	5.78%
Weighted average expected rate of return on plan assets	7.00%	3.35%	6.26%	6.54%
Rate of compensation increase	3.50% - 7.50%	2.00% - 4.00%	N/A	N/A

Year Ended December 31, 2011:
Weighted average discount rate	5.80%	2.40%	5.80%	6.34%
Weighted average expected rate of return on plan assets	7.25%	3.19%	7.25%	7.01%
Rate of compensation increase	3.50% - 7.50%	3.00% -5.50%	N/A	N/A

Year Ended December 31, 2010:
Weighted average discount rate	6.25%	1.76%	6.25%	N/A
Weighted average expected rate of return on plan assets	8.00%	1.32%	7.20%	N/A
Rate of compensation increase	3.50% - 7.50%	2.00% -4.00%	N/A	N/A

(1)	Reflects those assumptions that were most appropriate for the local economic environments of each of the Subsidiaries providing such benefits.

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

The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2013 is currently anticipated to be 6.25% for U.S. pension benefits and 5.75% for U.S. other postretirement benefits. The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2013 is currently anticipated to be 2.94% for non-U.S. pension benefits and 5.75% for non-U.S. other postretirement benefits.

The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2012	2011
Pre-and Post-Medicare eligible claims	7.8% in 2013, gradually decreasing each year until 2094 reaching the ultimate rate of 4.4% for Pre-Medicare and 4.6% for Post-Medicare.	7.3% in 2012, gradually decreasing each year until 2083 reaching the ultimate rate of 4.3%.

Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects as of December 31, 2012:

	U.S. Plans		Non-U.S. Plans
	One Percent Increase	One Percent Decrease	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$17	$(14)	$—	$—
Effect of accumulated postretirement benefit obligations	$308	$(251)	$1	$(1)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Plan Assets

The pension and other postretirement benefit plan assets are categorized into a three-level fair value hierarchy, as defined in Note 10, based upon the significant input with the lowest level in its valuation. The following summarizes the types of assets included within the three-level fair value hierarchy presented below.

Level 1

This category includes investments in fixed maturity securities, equity securities, derivative assets, and short-term investments which have unadjusted quoted market prices in active markets for identical assets and liabilities.

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

Level 3

This category includes separate accounts that are invested in fixed maturity securities, equity securities, derivative assets, and other investments that provide little or no price transparency due to the infrequency with which the underlying assets trade and generally require additional time to liquidate in an orderly manner. Accordingly, the values for separate accounts invested in these alternative asset classes are based on inputs that cannot be readily derived from or corroborated by observable market data.

U.S. Plans

The U.S. Subsidiaries provide employees with benefits under various Employee Retirement Income Security Act of 1974 (“ERISA”) benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of the U.S. Subsidiaries’ qualified pension plans are held in insurance group annuity contracts, and the vast majority of the assets of the postretirement medical plan and backing the retiree life coverage are held in insurance contracts. All of these contracts are issued by Company insurance affiliates, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity and equity securities, derivatives, real estate, private equity investments and hedge fund investments.

The insurance contract provider engages investment management firms (“Managers”) to serve as sub-advisors for the separate accounts based on the specific investment needs and requests identified by the plan fiduciary. These Managers have portfolio management discretion over the purchasing and selling of securities and other

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The table below summarizes the actual weighted average allocation of the fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2012 for the Invested Plans:

	Pension			Postretirement Medical			Postretirement Life
	Target	Actual Allocation		Target	Actual Allocation		Target	Actual Allocation
		2012	2011		2012	2011		2012	2011
Asset Class:
Fixed maturity securities (1)	75%	69%	59%	70%	63%	62%	0%	—%	—%
Equity securities (2)	12%	21%	24%	30%	37%	37%	0%	—%	—%
Alternative securities (3)	13%	10%	17%	0%	—%	1%	100%	100%	100%

Total assets		100%	100%		100%	100%		100%	100%

(1)

Fixed maturity securities include ABS, collateralized mortgage obligations, corporate, federal agency, foreign bonds, mortgage-backed securities, municipals, preferred stocks and U.S. government bonds. Certain prior year amounts have been reclassified from alternative securities into fixed maturity securities to conform to the current year presentation.

(2)	Equity securities primarily include common stock of U.S. companies.

(3)

Alternative securities primarily include derivative assets, money market securities, short-term investments, and other investments. Postretirement life’s target and actual allocation of plan assets are all in short-term investments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The pension and postretirement plan assets measured at estimated fair value on a recurring basis were determined as described in “— Plan Assets.” These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2012
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
Corporate	$—	$2,260	$19	$2,279	$—	$165	$4	$169
U.S. government bonds	1,153	160	—	1,313	175	3	—	178
Foreign bonds	—	761	8	769	—	51	—	51
Federal agencies	1	335	—	336	—	26	—	26
Municipals	—	258	—	258	—	70	1	71
Other (1)	—	490	7	497	—	55	3	58

Total fixed maturity securities	1,154	4,264	34	5,452	175	370	8	553

Equity securities:
Common stock - domestic	1,092	38	137	1,267	249	1	—	250
Common stock - foreign	362	—	—	362	83	—	—	83

Total equity securities	1,454	38	137	1,629	332	1	—	333

Other investments	—	117	447	564	—	—	—	—
Short-term investments	—	214	—	214	—	432	—	432
Money market securities	2	10	—	12	1	—	—	1
Derivative assets	—	7	1	8	—	1	—	1

Total assets	$2,610	$4,650	$619	$7,879	$508	$804	$8	$1,320

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2011
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
Corporate	$—	$1,932	$32	$1,964	$—	$139	$4	$143
U.S. government bonds	1,007	187	—	1,194	160	1	—	161
Foreign bonds	—	213	5	218	—	13	—	13
Federal agencies	1	286	—	287	—	29	—	29
Municipals	—	184	—	184	—	59	1	60
Other (1)	—	473	2	475	—	84	5	89

Total fixed maturity securities	1,008	3,275	39	4,322	160	325	10	495

Equity securities:
Common stock - domestic	1,149	38	206	1,393	240	2	—	242
Common stock - foreign	287	—	—	287	55	—	—	55

Total equity securities	1,436	38	206	1,680	295	2	—	297

Other investments	—	69	531	600	—	—	—	—
Short-term investments	4	401	—	405	6	435	—	441
Money market securities	2	—	—	2	—	1	—	1
Derivative assets	30	10	4	44	—	—	1	1
Other receivables	—	47	—	47	—	4	—	4
Securities receivable	—	8	—	8	—	1	—	1

Total assets	$2,480	$3,848	$780	$7,108	$461	$768	$11	$1,240

(1)

Other primarily includes mortgage-backed securities, collateralized mortgage obligations, and ABS. The prior year amounts have been reclassified into fixed maturity securities to conform to the current year presentation.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities:			Equity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock- Domestic	Other Investments	Derivative Assets
	(In millions)
Year Ended December 31, 2012:
Balance, January 1,	$32	$5	$2	$206	$531	$4
Realized gains (losses)	—	—	—	(27)	55	6
Unrealized gains (losses)	(1)	8	—	10	(36)	(7)
Purchases, sales, issuances and settlements, net	(12)	(5)	5	(52)	(103)	(2)
Transfers into and/or out of Level 3	—	—	—	—	—	—

Balance, December 31,	$19	$8	$7	$137	$447	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Postretirement Benefits
	Fixed Maturity Securities:
	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2012:
Balance, January 1,	$4	$1	$5	$1
Realized gains (losses)	—	—	(2)	2
Unrealized gains (losses)	—	—	2	(2)
Purchases, sales, issuances and settlements, net	—	—	(2)	(1)
Transfers into and/or out of Level 3	—	—	—	—

Balance, December 31,	$4	$1	$3	$—

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities:			Equity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$49	$4	$2	$240	$471	$—
Realized gains (losses)	—	—	(1)	(59)	85	2
Unrealized gains (losses)	(4)	(1)	1	118	45	4
Purchases, sales, issuances and settlements, net	(13)	2	(1)	(93)	(70)	(2)
Transfers into and/or out of Level 3	—	—	1	—	—	—

Balance, December 31,	$32	$5	$2	$206	$531	$4

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Postretirement Benefits
	Fixed Maturity Securities:
	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$4	$1	$6	$—
Realized gains (losses)	—	—	(1)	—
Unrealized gains (losses)	—	—	1	1
Purchases, sales, issuances and settlements, net	—	—	(1)	—
Transfers into and/or out of Level 3	—	—	—	—

Balance, December 31,	$4	$1	$5	$1

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits					Other Postretirement Benefits
	Fixed Maturity Securities:			Equity Securities:		Fixed Maturity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Corporate	Municipals	Other (1)
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$68	$5	$69	$241	$373	$—	$—	$9
Realized gains (losses)	—	—	(11)	—	78	—	—	(4)
Unrealized gains (losses)	7	1	14	(2)	(4)	1	—	1
Purchases, sales, issuances and settlements, net	(17)	(2)	(71)	1	24	—	—	(1)
Transfers into and/or out of Level 3	(9)	—	1	—	—	3	1	1

Balance, December 31,	$49	$4	$2	$240	$471	$4	$1	$6

(1)	Other includes ABS and collateralized mortgage obligations.

Non-U.S. Plans

Pension benefits are provided utilizing either a traditional formula or cash balance formula, similar to the U.S. plans. The investment objectives are also similar, subject to local regulations. Generally, these international pension plans invest directly in high quality equity and fixed maturity securities. The assets of the non-U.S. pension plans are comprised of short-term investments, equity and fixed maturity securities, real estate and hedge fund investments.

The assets of the non-U.S. pension plans, other than those held in participant directed investment accounts, are managed in accordance with investment policies consistent with the longer-term nature of related benefit obligations and within prudent risk parameters and consistent with the policies, goals and derivative instrument risk management guidelines described above for the U.S. plans.

The table below summarizes the actual weighted average allocation of the fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2012 for the plans:

	Pension			Other Postretirement
		Actual Allocation			Actual Allocation
	Target	2012	2011	Target	2012	2011
Asset Class:
Fixed maturity securities (1)	64%	54%	52%	100%	100%	100%
Equity securities (2)	17%	24%	23%	— %	—%	—%
Alternative securities (3)	19%	22%	25%	— %	—%	—%

Total assets		100%	100%		100%	100%

(1)	Fixed maturity securities include foreign bonds.

(2)	Equity securities primarily include common stock of non-U.S. companies.

(3)	Alternative securities include derivative assets, real estate, short-term investments, and other investments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The pension and postretirement plan assets measured at estimated fair value on a recurring basis were determined as described in “— Plan Assets.” These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2012
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
Foreign bonds	$—	$120	$—	$120	$—	$15	$—	$15
Equity securities:
Common stock - foreign	—	54	—	54	—	—	—	—
Other investments	24	—	—	24	—	—	—	—
Derivative assets	—	—	13	13	—	—	—	—
Real estate	—	—	7	7	—	—	—	—
Short-term investments	—	6	—	6	—	—	—	—

Total assets	$24	$180	$20	$224	$—	$15	$—	$15

	December 31, 2011
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
Foreign bonds	$—	$96	$—	$96	$—	$13	$—	$13
Equity securities:
Common stock - foreign	—	43	—	43	—	—	—	—
Other investments	19	—	—	19	—	—	—	—
Derivative assets	—	—	13	13	—	—	—	—
Real estate	—	—	8	8	—	—	—	—
Short-term investments	—	6	—	6	—	—	—	—

Total assets	$19	$145	$21	$185	$—	$13	$—	$13

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A rollforward of all pension benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Years Ended December 31,
	2012		2011		2010
	Derivative Assets	Real Estate	Derivative Assets	Real Estate	Derivative Assets (1)	Real Estate (1)
	(In millions)
Balance, January 1,	$13	$8	$11	$8	$—	$—
Realized gains (losses)	(1)	(1)	—	—	3	—
Unrealized gains (losses)	1	—	2	—	(3)	—
Purchases, sales, issuances, and settlements, net	—	—	—	—	(1)	—
Transfers into and/or out of Level 3	—	—	—	—	12	8

Balance, December 31,	$13	$7	$13	$8	$11	$8

(1)	Derivative assets and real estate transfers into Level 3 are due to the ALICO Acquisition and are not related to the changes in Level 3 classification at the security level.

Expected Future Contributions and Benefit Payments

It is the Subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2013. The Subsidiaries expect to make discretionary contributions to the qualified pension plan of $233 million in 2013. For information on employer contributions, see “— Obligations and Funded Status.”

Benefit payments due under the U.S. non-qualified pension plans are primarily funded from the Subsidiaries’ general assets as they become due under the provision of the plans, therefore benefit payments equal employer contributions. The U.S. Subsidiaries expect to make contributions of $61 million to fund the benefit payments in 2013.

U.S. and non-U.S. postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the Subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The Subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due in lieu of utilizing any plan assets. The U.S. Subsidiaries expect to make contributions of $78 million towards benefit obligations in 2013 to pay postretirement medical claims.

As noted previously, the Subsidiaries no longer expect to receive the RDS under the Medicare Modernization Act of 2003 to partially offset payment of such benefits. Instead, the gross benefit payments that will be made under the PDP will already reflect subsidies.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
2013	$436	$42	$112	$4
2014	$473	$44	$115	$3
2015	$470	$48	$117	$3
2016	$489	$54	$119	$3
2017	$517	$57	$119	$3
2018-2022	$2,866	$311	$613	$15

Additional Information

As previously discussed, most of the assets of the U.S. pension and other postretirement benefit plans are held in group annuity and life insurance contracts issued by the Subsidiaries. Total revenues from these contracts recognized in the consolidated statements of operations were $54 million, $47 million and $46 million for the years ended December 31, 2012, 2011 and 2010, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was $867 million, $885 million and $767 million for the years ended December 31, 2012, 2011 and 2010, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

Defined Contribution Plans

The Subsidiaries sponsor defined contribution plans for substantially all U.S. employees under which a portion of employee contributions are matched. The Subsidiaries contributed $96 million, $95 million and $86 million for the years ended December 31, 2012, 2011 and 2010, respectively.

19.  Income Tax

The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Current:
Federal	$(29)	$(200)	$121
State and local	6	(1)	21
Foreign	846	614	203

Subtotal	823	413	345

Deferred:
Federal	(244)	2,241	643
State and local	(1)	(3)	(7)
Foreign	(450)	142	129

Subtotal	(695)	2,380	765

Provision for income tax expense (benefit)	$128	$2,793	$1,110

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Income (loss) from continuing operations:
Domestic	$(1,496)	$6,869	$3,126
Foreign	2,938	2,315	603

Total	$1,442	$9,184	$3,729

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Tax provision at U.S. statutory rate	$505	$3,215	$1,306
Tax effect of:
Tax-exempt investment income	(256)	(246)	(242)
State and local income tax	(3)	(4)	9
Prior year tax	23	(4)	59
Tax credits	(178)	(138)	(82)
Foreign tax rate differential	(45)	(41)	37
Goodwill impairment	408	—	—
Deferred tax benefit of converting Japan branch to subsidiary	(324)	—	—
Change in valuation allowance	15	16	7
Other, net	(17)	(5)	16

Provision for income tax expense (benefit)	$128	$2,793	$1,110

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2012	2011
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$6,233	$5,939
Net operating loss carryforwards	1,408	1,595
Employee benefits	1,234	916
Capital loss carryforwards	160	449
Tax credit carryforwards	545	1,692
Litigation-related and government mandated	197	207
Other	484	483

Total gross deferred income tax assets	10,261	11,281
Less: Valuation allowance	368	1,083

Total net deferred income tax assets	9,893	10,198

Deferred income tax liabilities:
Investments, including derivatives	3,149	3,371
Intangibles	2,668	5,309
Net unrealized investment gains	7,854	4,453
DAC	4,775	3,268
Other	140	192

Total deferred income tax liabilities	18,586	16,593

Net deferred income tax asset (liability)	$(8,693)	$(6,395)

The following table sets forth the domestic, state, and foreign net operating and capital loss carryforwards for tax purposes at December 31, 2012.

	Net Operating Loss Carryforwards		Capital Loss Carryforwards
	Amount	Expiration	Amount	Expiration
	(In millions)		(In millions)
Domestic	$3,249	Beginning in 2018	$405	Beginning in 2014
State	$453	Beginning in 2013	$—	N/A
Foreign	$1,438	Beginning in 2013	$52	Beginning in 2014

Tax credit carryforwards of $545 million at December 31, 2012 will expire beginning in 2017.

For U.S. federal income tax purposes, the Company made an election under Section 338 of the Code (the “Section 338 Election”) relating to the acquisition of American Life. Pursuant to such election, the historical tax basis in the acquired assets and liabilities was adjusted to the fair market value as of the ALICO Acquisition Date resulting in a change to the related deferred income taxes.

See Note 3 for a discussion of branch restructuring in accordance with the Closing Agreement. As of the ALICO Acquisition Date, the Company had established a valuation allowance of $671 million against the amount of U.S. deferred tax assets that was expected to reverse post-branch restructuring of American Life. As of November 1, 2011 the Company finalized American Life’s current and deferred income tax liabilities based upon

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the determination of the amount of taxes resulting from the Section 338 Election and the corresponding filing of the income tax return. Accordingly, American Life’s current income tax receivable was increased by $12 million and deferred tax assets were reduced by $2 million with a corresponding net decrease to goodwill. The Company also increased the valuation allowance recorded against U.S. deferred tax assets to $720 million. The increase in the valuation allowance of $49 million, with a corresponding increase to goodwill, was a result of changes in estimates and assumptions relating to the reversal of U.S. temporary differences prior to the completion of the anticipated restructuring of American Life’s foreign branches and filing of the income tax return. See Note 23.

In accordance with the Closing Agreement, during 2012, the Company completed certain aspects of its plan to transfer foreign branch assets to various MetLife foreign subsidiaries:

•	The Company transferred the business of the Japan branch to a newly formed wholly-owned subsidiary in Japan, MetLife Alico Life Insurance K. K. (“MLKK”);

•	The Company transferred the remaining business of the U.K. branch to other wholly-owned subsidiaries; and

•	The Company converted the Greek branch to a wholly-owned subsidiary incorporated in Greece.

These completed transactions represent over 90% of the planned restructurings based on branch net equity. Furthermore, the Company expects to complete its restructuring for the remaining branches in 2013.

As a result of these asset transfers and the filing of various foreign branch and U.S. income tax returns, the Company revised the estimate of the valuation allowance required for U.S. deferred tax assets relating to the ongoing restructuring of American Life’s non-U.S. branches. The net reduction in the valuation allowance was primarily due to the following factors:

•	Additional U.S. deferred tax assets that more likely than not will not be realizable;

•	Additional tax basis in assets as a result of the gain recognized related to the branch restructuring that more likely than not will not be realizable; and

•

A reduction in both the gross deferred tax asset and the valuation allowance related to the completion of the Company’s transfer of the Japan, U.K. and Greek branch businesses to wholly-owned subsidiaries.

The following table provides a rollforward of the deferred tax asset valuation allowance associated with the branch restructuring:

	Year Ended December 31, 2012
	Japan	U.K.	Greece	Other Non-U.S. Branches	Total
			(In millions)
Balance, January 1,	$566	$3	$128	$23	$720
Income tax expense (benefit)	(1)	55	(34)	12	32
Deferred income tax expense (benefit) related to unrealized investment gains (losses)	320	(11)	(50)	(10)	249
Offsetting reduction in gross deferred tax asset related to the branch transfer to subsidiary	(885)	(47)	(44)	—	(976)

Balance, December 31,	$—	$—	$—	$25	$25

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

During 2012, after conversion of the Japan branch to a subsidiary, MLKK recorded a deferred tax benefit along with a reduction in deferred tax liabilities for investments in the amount of $324 million.

The Company also has recorded a valuation allowance increase related to tax expense of $8 million related to certain foreign capital loss carryforwards, and decreases of $25 million related to certain state and foreign net operating loss carryforwards, and $3 million related to certain other assets. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating and capital loss carryforwards, certain state net operating loss carryforwards, certain foreign unrealized losses and certain foreign other assets will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. The aforementioned amounts related to capital loss carryforwards and net operating loss carryforwards impact the consolidated statement of operations. If these losses continue to change thus increasing or decreasing deferred tax assets, the associated valuation allowance will increase or decrease accordingly. The Company does not expect future amounts to be materially different.

The Company has not provided U.S. deferred taxes on cumulative earnings of certain non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and have been reinvested in active non-U.S. business operations. The Company does not intend to repatriate these earnings to fund U.S. operations. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when the Company plans to remit those earnings. At December 31, 2012, the Company had not made a provision for U.S. taxes on approximately $2.4 billion of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations in major taxing jurisdictions for years prior to 2003, except for 2000 through 2002 where the IRS has disallowed certain tax credits claimed and the Company continues to protest. The IRS audit cycle for the years 2003 through 2006, which began in April 2010, is expected to conclude in 2013.

The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Balance at January 1,	$679	$810	$773
Additions for tax positions of prior years (1)	105	30	186
Reductions for tax positions of prior years	(82)	(161)	(84)
Additions for tax positions of current year	32	13	13
Reductions for tax positions of current year	(9)	(8)	(8)
Settlements with tax authorities	(15)	(5)	(59)
Lapses of statutes of limitations	(2)	—	(11)

Balance at December 31,	$708	$679	$810

Unrecognized tax benefits that, if recognized would impact the effective rate	$566	$527	$536

(1)	An increase of $169 million in 2010 resulted from the acquisition of American Life.

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.

Interest was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Interest recognized in the consolidated statements of operations	$2	$31	$6

		December 31,
		2012	2011
		(In millions)
Interest included in other liabilities in the consolidated balance sheets		$237	$235

The Company had no penalties for the years ended December 31, 2012, 2011 and 2010.

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2012 and 2011, the Company recognized an income tax benefit of $152 million and $159 million, respectively, related to the separate account DRD. The 2012 benefit included a benefit of less than $1 million related to a true-up of the 2011 tax return. The 2011 benefit included an expense of $8 million related to a true-up of the 2010 tax return.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

20.  Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Years Ended December 31,
	2012	2011	2010
	(In millions, except share and per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share (1)	1,070,755,561	1,059,580,442	882,436,532
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (2)	—	1,641,444	—
Exercise or issuance of stock-based awards	6,084,078	6,872,474	7,131,346

Weighted average common stock outstanding for diluted earnings per common share (1)	1,076,839,639	1,068,094,360	889,567,878

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$1,314	$6,391	$2,619
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	38	(8)	(4)
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	—	146	—

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1,154	$6,131	$2,501

Basic	$1.08	$5.79	$2.83

Diluted	$1.08	$5.74	$2.81

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$48	$24	$44
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$48	$24	$44

Basic	$0.04	$0.02	$0.05

Diluted	$0.04	$0.02	$0.05

Net Income (Loss):
Net income (loss)	$1,362	$6,415	$2,663
Less: Net income (loss) attributable to noncontrolling interests	38	(8)	(4)
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	—	146	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$1,202	$6,155	$2,545

Basic	$1.12	$5.81	$2.88

Diluted	$1.12	$5.76	$2.86

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)

For purposes of the earnings per common share calculation, for the year ended December 31, 2010, the convertible preferred stock was assumed converted into shares of common stock for both basic and diluted weighted average shares. See Note 16.

(2)

See Note 15 for a description of the Company’s common equity units. For the years ended December 31, 2012 and 2010, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

21.  Contingencies, Commitments and Guarantees

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2012. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Matters as to Which an Estimate Can Be Made

For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2012, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $285 million.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2012	2011	2010
	(In millions, except number of claims)
Asbestos personal injury claims at year end	65,812	66,747	68,513
Number of new claims during the year	5,303	4,972	5,670
Settlement payments during the year (1)	$36.4	$34.2	$34.9

(1)

Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

In 2009, MLIC received 3,910 new claims, ending the year with a total of 68,804 claims, and paid $37.6 million for settlements reached in 2009 and prior years. In 2008, MLIC received 5,063 new claims, ending the year with a total of 74,027 claims, and paid $99 million for settlements reached in 2008 and prior years. In 2007, MLIC received 7,161 new claims, ending the year with a total of 79,717 claims, and paid $28.2 million for settlements reached in 2007 and prior years. In 2006, MLIC received 7,870 new claims, ending the year with a total of 87,070 claims, and paid $35.5 million for settlements reached in 2006 and prior years. In 2005, MLIC received 18,500 new claims, ending the year with a total of 100,250 claims, and paid $74.3 million for settlements reached in 2005 and prior years. In 2004, MLIC received 23,900 new claims, ending the year with a total of 108,000 claims, and paid $85.5 million for settlements reached in 2004 and prior years. In 2003, MLIC received 58,750 new claims, ending the year with a total of 111,700 claims, and paid $84.2 million for settlements reached in 2003 and prior years. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. As previously disclosed, in 2002 MLIC increased its recorded liability for asbestos-related claims by $402 million from $820 million to $1.2 billion. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through December 31, 2012.

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

MetLife Bank Mortgage Regulatory and Law Enforcement Authorities’ Inquiries

Since 2008, MetLife, through its affiliate, MetLife Bank, has been engaged in the forward and reverse residential mortgage origination and servicing business. See Note 3 for information regarding the MetLife Bank Divestiture. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examination of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices.

On April 13, 2011, the Office of the Comptroller of the Currency (the “OCC”) entered into consent orders with several banks, including MetLife Bank. The consent orders require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. In the first quarter of 2013, MetLife Bank entered into an agreement in principle with the OCC to settle obligations related to the independent foreclosure review required by its consent order. Under the agreement in principle, the foreclosure review will end and MetLife Bank will pay approximately $46 million. In addition, the Federal Reserve Board entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

supervision of the mortgage servicing activities of their banking subsidiaries. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3.2 million for the alleged deficiencies in oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the 2011 consent order.

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

The consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. The MetLife Bank Divestiture may not relieve MetLife from complying with the consent decrees, or protect it from the inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

United States of America v. EME Homer City Generation, L.P., et al. (W.D. Pa., filed January 4, 2011)

On January 4, 2011, the U.S. commenced a civil action in United States District Court for the Western District of Pennsylvania against EME Homer City Generation L.P. (“EME Homer City”), Homer City OL6 LLC, and other defendants regarding the operations of the Homer City Generating Station, an electricity generating facility. At the time the action was commenced, Homer City OL6 LLC, an entity owned by MLIC, was a passive investor with a non-controlling interest in the electricity generating facility, which was solely operated by the lessee, EME Homer City. In a 2012 transaction, ownership of the electricity generating facility was transferred to Homer City Generation, LP., and Homer City OL6 LLC was merged into Homer City Generation, L.P. MLIC is a limited partner in Homer City Generation, LP. The complaint sought injunctive relief and assessment of civil penalties for alleged violations of the federal Clean Air Act and Pennsylvania’s State Implementation Plan. The alleged violations were the subject of Notices of Violations (“NOVs”) that the Environmental Protection Agency (“EPA”) issued to EME Homer City, Homer City OL6 LLC, and others in June 2008 and May 2010. On January 7, 2011, the United States District Court for the Western District of Pennsylvania granted the motion by the Pennsylvania Department of Environmental Protection and the State of New York to intervene in the lawsuit as additional plaintiffs. On February 16, 2011, the State of New Jersey filed an Intervenor’s Complaint in the lawsuit. On October 12, 2011, the court issued an order dismissing the U.S.’s lawsuit with prejudice. The Government entities have appealed from the order granting defendants’ motion to dismiss. EME Homer City acknowledged its obligation to indemnify the owners of the electricity generating facility for any claims relating to the NOVs. The Sierra Club, which, in a February 13, 2012 letter to the operator and owners of the electricity

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

generating facility had stated its intent to sue for alleged violations of the Clean Air Act, subsequently indicated that it does not intend to commence suit. As a result of the change in the ownership structure, the parties to the proceeding no longer include a subsidiary of MetLife.

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida

In July 2010, the EPA advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from MLIC and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. In June 2012, the EPA, MLIC and the third party executed an Administrative Order on Consent under which MLIC and the third party have agreed to be responsible for certain environmental testing at the Chemform site. The Company estimates that its costs for the environmental testing will not exceed $100,000. The June 2012 Administrative Order on Consent does not resolve the EPA’s claim for past clean-up costs. The EPA may seek additional costs if the environmental testing identifies issues. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.

Metco Site, Hicksville, Nassau County, New York

On February 22, 2012, the New York State Department of Environmental Conservation (“Department of Environmental Conservation”) issued a notice to MLIC, as purported successor in interest to New England Mutual, that it is a potentially responsible party with respect to hazardous substances and hazardous waste located on a property that New England Mutual owned for a time in 1978. MLIC has responded to the Department of Environmental Conservation and asserted that it is not a potentially responsible party under the law.

Sales Practices Regulatory Matters

Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MICC, New England Life Insurance Company and General American Life Insurance Company (“GALIC”), and four Company broker-dealers, which are MetLife Securities, Inc., New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

Unclaimed Property Inquiries and Related Litigation

In April 2012, the Company reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. At December 31, 2012, the unclaimed property regulators of 39 states and the District of Columbia, and the insurance regulators of 48 states and the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

District of Columbia have accepted the respective agreements. Pursuant to the agreements, the Company will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that it is unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, the Company has agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. Pursuant to the agreement to resolve the market conduct examination, MetLife, Inc. made a $40 million multi-state examination payment, to be allocated among the settling states. In the third quarter of 2011, the Company incurred a $117 million after tax charge to increase reserves in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File and similar databases to identify potential life insurance claims that had not been presented to the Company. In the first quarter of 2012, the Company recorded a $52 million after tax charge for the multistate examination payment and the expected acceleration of benefit payments to policyholders under the settlements. On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MetLife Investors USA Insurance Company, New England Life Insurance Company, MetLife Insurance Company of Connecticut and GALIC, respectively. At least one other jurisdiction is pursuing a similar market conduct examination concerning compliance with unclaimed property statutes. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Total Asset Recovery Services, LLC on behalf of the State of Minnesota v. MetLife, Inc., et. al. (Dist. Court, County of Hennepin, MN, filed January 31, 2011)

Alleging that MetLife, Inc. and another company violated the Minnesota Uniform Disposition of Unclaimed Property Act by failing to escheat to Minnesota benefits of 584 life insurance contracts, the Relator brought an action under the Minnesota False Claims Act seeking to recover damages on behalf of Minnesota. The action was sealed by court order until March 22, 2012. The Relator alleged that the aggregate damages, including statutory damages and treble damages, are $228 million. The Relator did not allocate this claimed damage amount between MetLife, Inc. and the other defendant. On December 31, 2012, the court granted motions by MetLife, Inc. and the other defendant to dismiss the action.

Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)

Alleging that MetLife, Inc. and two other companies have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, the Relator has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages, including statutory damages and treble damages, are $3.2 billion. The Relator does not allocate this claimed damage amount among MetLife, Inc. and the other defendants. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

intervene in the action and noted that the allegations in the complaint “. . . are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. MetLife, Inc. intends to defend this action vigorously.

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)

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

City of Birmingham Retirement and Relief System v. MetLife, Inc. et al. (N.D. Alabama, filed in state court on July 5, 2012 and removed to federal court on August 3, 2012)

Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. Defendants removed this action to federal court, and plaintiff has moved to remand the action to state court. The defendants intend to defend this action vigorously.

Derivative Actions and Demands

Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. The actions are Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012), Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012), Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012), and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012). The two federal court actions have been consolidated and have been stayed pending further order of the court. The two state court actions have been consolidated under the caption In re: MetLife Shareholder Derivative Action and an amended complaint has been filed. Plaintiffs in all four actions allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The defendants intend to defend these actions vigorously. A fifth shareholder, Western Pennsylvania Electrical Workers Pension Fund, has written to the MetLife, Inc. Board of Directors demanding that MetLife, Inc. take action against current and former Board members, executive officers, and MetLife, Inc.’s independent auditor, for similar alleged breaches of duty with respect to the Company’s compliance with unclaimed property laws and financial disclosures. The MetLife, Inc. Board of Directors appointed a Special Committee to investigate these allegations. On September 24, 2012, counsel for the Special Committee apprised this shareholder that the Board of Directors had reviewed the issues and rejected the demand.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Total Control Accounts Litigation

MLIC is a defendant in a consolidated lawsuit related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits.

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010); and Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011)

These putative class action lawsuits, which have been consolidated, raise breach of contract claims arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance (“FEGLI”) program. As damages, plaintiffs seek disgorgement of the difference between the interest paid to the account holders and the investment earnings on the assets backing the accounts. In September 2010, plaintiffs filed a motion for class certification of the breach of contract claim, which the court has denied. On April 28, 2011, the court denied MLIC’s motion to dismiss. On May 4, 2012, MLIC moved for summary judgment.

Various state regulators have also taken actions with respect to retained asset accounts. The Department of Financial Services issued a circular letter on March 29, 2012 stating that an insurer should only use a retained asset account when a policyholder or beneficiary affirmatively chooses to receive life insurance proceeds through such an account and providing for certain disclosures to a beneficiary, including that payment by a single check is an option. In connection with a market conduct exam, MLIC entered into a consent order with the Minnesota Department of Commerce regarding MLIC’s use of TCAs as a default option.

The Company is unable to estimate the reasonably possible loss or range of loss arising from the TCA matters.

Other U.S. Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007)

This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including MTL and Metropolitan Insurance and Annuity Company. Metropolitan Insurance and Annuity Company has merged into MTL and no longer exists as a separate entity. These tenants claim that MTL, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In October 2009, the New York State Court of Appeals issued an opinion denying MTL’s motion to dismiss the complaint. The defendants reached a settlement in principle with the plaintiff tenants, subject to finalizing the settlement terms and court approval. On November 26, 2012, the court preliminarily approved the proposed settlement, to include payment by MTL of $10.5 million into escrow. Notice to class members was given on January 3, 2013, and the court has scheduled a fairness hearing for April 9, 2013. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for this lawsuit.

Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011)

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. On June 26, 2012, the district court granted MLIC’s motion to dismiss the complaint. Plaintiffs have appealed that decision to the United States Court of Appeals for the Sixth Circuit.

McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012).

This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied MLIC’s motion to dismiss the complaint. The parties have begun discovery.

Sales Practices Claims

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

Dolan v. Lawsky, et al. (S.D.N.Y., filed November 8, 2012)

Several plaintiffs filed this action against the New York Superintendent of Financial Services, MLIC, and other parties alleging that the defendants breached fiduciary duties and contractual obligations and were unjustly enriched through actions they took with respect to the rehabilitation and subsequent liquidation of Executive Life Insurance Company of New York (“ELNY”). Among other things, plaintiffs asserted that contracts entered into in 1992 between MLIC and the ELNY rehabilitator were improper. Plaintiffs sought to represent a class of beneficiaries of ELNY structured settlement annuities who will receive reduced payments under ELNY’s court-approved liquidation plan. On February 6, 2013, the plaintiffs voluntarily dismissed this action without prejudice.

International Litigation

Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006)

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Italy Fund Redemption Suspension Complaints and Litigation

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2012	2011
	(In millions)
Other Assets:
Premium tax offset for future undiscounted assessments	$114	$97
Premium tax offsets currently available for paid assessments	14	14
Receivable for reimbursement of paid assessments (1)	6	6

	$134	$117

Other Liabilities:
Insolvency assessments	$205	$193

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

On September 1, 2011, the Department of Financial Services filed a liquidation plan for ELNY, which had been under rehabilitation by the Liquidation Bureau since 1991. The plan will involve the satisfaction of insurers’ financial obligations under a number of state life and health insurance guaranty associations and also contemplates that additional industry support for certain ELNY policyholders will be provided. The Company recorded a net charge of $40 million, after tax, during the year ended December 31, 2011, related to ELNY.

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

	Rental Income	Sublease Income	Gross Rental Payments
	(In millions)
2013	$474	$25	$278
2014	$422	$18	$213
2015	$377	$16	$183
2016	$296	$16	$155
2017	$224	$15	$131
Thereafter	$1,035	$81	$886

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.4 billion and $4.0 billion at December 31, 2012 and 2011, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loan Commitments

Prior to exiting the business of originating forward and reverse residential mortgage loans, in the ordinary course of business, the Company issued interest rate lock commitments on certain residential mortgage loan applications which totaled $5.6 billion at December 31, 2011. There were no outstanding interest rate lock commitments at December 31, 2012. The Company sells the originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives and their estimated fair value and notional amounts are included within interest rate forwards. See Notes 3 and 9.

The Company also commits to lend funds under certain mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $3.0 billion and $4.1 billion at December 31, 2012 and 2011, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.2 billion and $1.4 billion at December 31, 2012 and 2011, respectively.

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

The Company’s recorded liabilities were $5 million at both December 31, 2012 and 2011, for indemnities, guarantees and commitments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

22.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for 2012 and 2011 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2012
Total revenues	$15,916	$18,398	$16,503	$17,333
Total expenses	$16,325	$15,060	$17,513	$17,810
Income (loss) from continuing operations, net of income tax	$(134)	$2,300	$(957)	$105
Income (loss) from discontinued operations, net of income tax	$14	$3	$—	$31
Net income (loss)	$(120)	$2,303	$(957)	$136
Less: Net income (loss) attributable to noncontrolling interests	$24	$8	$(3)	$9
Net income (loss) attributable to MetLife, Inc.	$(144)	$2,295	$(954)	$127
Less: Preferred stock dividends	$30	$31	$30	$31
Preferred stock redemption premium	$—	$—	$—	$—
Net income (loss) available to MetLife, Inc.’s common shareholders	$(174)	$2,264	$(984)	$96
Basic earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(0.17)	$2.13	$(0.92)	$0.06
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.01	$—	$—	$0.03
Net income (loss) attributable to MetLife, Inc.	$(0.14)	$2.16	$(0.90)	$0.12
Net income (loss) available to MetLife, Inc.’s common shareholders	$(0.16)	$2.13	$(0.92)	$0.09
Diluted earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(0.17)	$2.12	$(0.92)	$0.06
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.01	$—	$—	$0.03
Net income (loss) attributable to MetLife, Inc.	$(0.14)	$2.14	$(0.90)	$0.12
Net income (loss) available to MetLife, Inc.’s common shareholders	$(0.16)	$2.12	$(0.92)	$0.09
2011
Total revenues	$15,907	$17,146	$20,453	$16,735
Total expenses	$14,623	$15,636	$15,338	$15,460
Income (loss) from continuing operations, net of income tax	$924	$1,062	$3,442	$963
Income (loss) from discontinued operations, net of income tax	$(40)	$31	$8	$25
Net income (loss)	$884	$1,093	$3,450	$988
Less: Net income (loss) attributable to noncontrolling interests	$7	$(7)	$(6)	$(2)
Net income (loss) attributable to MetLife, Inc.	$877	$1,100	$3,456	$990
Less: Preferred stock dividends	$30	$31	$30	$31
Preferred stock redemption premium	$146	$—	$—	$—
Net income (loss) available to MetLife, Inc.’s common shareholders	$701	$1,069	$3,426	$959
Basic earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.70	$0.98	$3.22	$0.88
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$(0.04)	$0.03	$0.01	$0.02
Net income (loss) attributable to MetLife, Inc.	$0.83	$1.04	$3.26	$0.93
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.66	$1.01	$3.23	$0.90
Diluted earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.70	$0.97	$3.20	$0.88
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$(0.04)	$0.03	$0.01	$0.02
Net income (loss) attributable to MetLife, Inc.	$0.82	$1.03	$3.24	$0.93
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.66	$1.00	$3.21	$0.90

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

23.  Subsequent Events

Dividends

Preferred Stock

On February 15, 2013, MetLife, Inc. announced dividends of $0.250 per share, for a total of $6 million, on its Series A preferred shares, and $0.406 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 5, 2013. Both dividends will be payable March 15, 2013 to shareholders of record as of February 28, 2013.

Common Stock

On January 4, 2013, the Company’s Board of Directors approved a first quarter 2013 dividend of $0.185 per common share payable on March 13, 2013 to stockholders of record as of February 6, 2013. The Company estimates the aggregate dividend payment to be $203 million.

Japan Income Tax Refund

In December 2012, the Tokyo District Court ruled in favor of the Japan branch of American Life in a tax case related to the deduction of unrealized foreign exchange losses on certain securities held by American Life prior to the ALICO Acquisition. Subsequent to the ruling, American Life will receive a refund of ¥16 billion ($190 million) related to income tax, interest and penalties, of which $160 million has been collected at December 31, 2012. Under the indemnification provisions of the Stock Purchase Agreement, MetLife Inc. is required to remit the refund to AIG net of certain amounts it can retain as a counter claim. The receipt of the refund, net of obligations to AIG and corresponding U.S. tax effects, is expected to result in a $30 million charge to net income and a slight decrease in the Company’s overall effective tax rate in the first quarter of 2013.

Disposition and Pending Acquisition

See Note 3 for discussion of the MetLife Bank Divestiture.

On February 1, 2013, MetLife, Inc. announced that it has entered into a definitive agreement with Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and BBVA Inversiones Chile S.A. (“BBVA Inversiones,” and, together with BBVA, the “BBVA Sellers”) to acquire Administradora de Fondos de Pensiones Provida S.A. (“Provida”), the largest private pension fund administrator in Chile by assets under management and number of contributors. Under the terms of the agreement, MetLife will conduct a public cash tender offer for all of the outstanding shares of Provida, and the BBVA Sellers have agreed to transfer their 64.3% stake to MetLife. Assuming all publicly-held shares are tendered, the purchase price, which MetLife, Inc. and certain of its subsidiaries will fund from their existing cash balances, would be approximately $2 billion. The transaction is anticipated to close in the third quarter of 2013, subject to receipt of certain regulatory approvals and other customary conditions.

MetLife, Inc.

Schedule I

Consolidated Summary of Investments —

Other Than Investments in Related Parties

December 31, 2012

(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
Foreign government securities	$51,967	$57,336	$57,336
U.S. Treasury and agency securities	41,874	47,967	47,967
Public utilities	28,110	32,200	32,200
State and political subdivision securities	12,949	15,048	15,048
All other corporate bonds	134,062	146,796	146,796

Total bonds	268,962	299,347	299,347
Mortgage-backed and asset-backed securities	69,605	72,605	72,605
Redeemable preferred stock	2,303	2,314	2,314

Total fixed maturity securities	340,870	374,266	374,266

Fair value option and trading securities	16,496	16,348	16,348

Equity securities:
Common stock:
Industrial, miscellaneous and all other	1,863	1,978	1,978
Banks, trust and insurance companies	171	184	184
Non-redeemable preferred stock	804	729	729

Total equity securities	2,838	2,891	2,891

Mortgage loans:
Held-for-investment	56,592		56,592
Held-for-sale	414		414

Mortgage loans, net	57,006		57,006

Policy loans	11,884		11,884
Real estate and real estate joint ventures	9,430		9,430
Real estate acquired in satisfaction of debt	488		488
Other limited partnership interests	6,688		6,688
Short-term investments	16,906		16,906
Other invested assets	21,145		21,145

Total investments	$483,751		$517,052

(1)

The Company’s fair value option and trading securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds and, to a lesser extent, short-term investments and cash and cash equivalents. Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests cost represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.

Schedule II

Condensed Financial Information

(Parent Company Only)

December 31, 2012 and 2011

(In millions, except share and per share data)

	2012	2011
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $4,867 and $4,350, respectively)	$4,967	$4,419
Equity securities available-for-sale, at estimated fair value (cost: $15 and $17, respectively)	13	13
Short-term investments, principally at estimated fair value	295	667
Other invested assets, at estimated fair value	155	275

Total investments	5,430	5,374
Cash and cash equivalents	188	309
Accrued investment income	37	44
Investment in subsidiaries	81,769	74,281
Loans to subsidiaries	750	—
Receivables from subsidiaries	7	165
Other assets	1,369	1,201

Total assets	$89,550	$81,374

Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under securities loaned and other transactions	$—	$1,180
Long-term debt — unaffiliated	15,669	15,666
Long-term debt — affiliated	3,250	500
Collateral financing arrangements	2,797	2,797
Junior subordinated debt securities	1,748	1,748
Other liabilities	1,633	1,964

Total liabilities	25,097	23,855

Stockholders’ Equity
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,094,880,623 and 1,061,150,915 shares issued at December 31, 2012 and 2011, respectively; 1,091,686,736 and 1,057,957,028 shares outstanding at December 31, 2012 and 2011, respectively	11	11
Additional paid-in capital	28,011	26,782
Retained earnings	25,205	24,814
Treasury stock, at cost; 3,193,887 shares at December 31, 2012 and 2011	(172)	(172)
Accumulated other comprehensive income (loss)	11,397	6,083

Total stockholders’ equity	64,453	57,519

Total liabilities and stockholders’ equity	$89,550	$81,374

See accompanying notes to the condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information — (Continued)

(Parent Company Only)

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Condensed Statements of Operations
Revenues
Equity in earnings of subsidiaries	$3,444	$6,979	$3,318
Net investment income	94	121	144
Other income	159	155	144
Net investment gains (losses)	29	(146)	31
Net derivative gains (losses)	(259)	82	(81)
Expenses
Interest expense	(985)	(1,007)	(882)
Goodwill impairment	(1,384)	—	—
Other expenses	(167)	(149)	(319)

Income (loss) before provision for income tax	931	6,035	2,355
Provision for income tax expense (benefit)	(393)	(388)	(312)

Net income (loss)	1,324	6,423	2,667
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	—	146	—

Net income (loss) available to common shareholders	$1,202	$6,155	$2,545

Comprehensive income (loss)	$6,638	$11,361	$6,861

See accompanying notes to the condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information — (Continued)

(Parent Company Only)

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$1,324	$6,423	$2,667
Earnings of subsidiaries	(3,444)	(6,979)	(3,318)
Dividends from subsidiaries	3,177	2,578	916
Goodwill impairment	1,384	—	—
Other, net	177	697	376

Net cash provided by operating activities	2,618	2,719	641

Cash flows from investing activities
Sales of fixed maturity securities	5,645	3,265	7,422
Purchases of fixed maturity securities	(6,200)	(4,787)	(6,542)
Sales of equity securities	2	1	5
Cash received in connection with freestanding derivatives	197	257	200
Cash paid in connection with freestanding derivatives	(203)	(276)	(450)
Sales of businesses	—	180	—
Purchases of businesses	—	—	(7,196)
Expense paid on behalf of subsidiaries	(80)	(75)	(72)
Repayments of loans to subsidiaries	175	1,275	300
Issuances of loans to subsidiaries	(175)	—	—
Investment in preferred stock of subsidiary	—	(250)	(50)
Returns of capital from subsidiaries	9	591	54
Capital contributions to subsidiaries	(1,223)	(1,439)	(374)
Net change in short-term investments	372	(620)	271
Other, net	(48)	(10)	(35)

Net cash used in investing activities	(1,529)	(1,888)	(6,467)

Cash flows from financing activities
Net change in payables for collateral under securities loaned and other transactions	(1,180)	520	233
Long-term debt issued	750	—	2,987
Long-term debt repaid	(797)	(750)	—
Cash received (paid) in connection with collateral financing arrangements	(44)	37	—
Common stock issued, net of issuance costs	1,000	2,950	3,576
Redemption of convertible preferred stock	—	(2,805)	—
Preferred stock redemption premium	—	(146)	—
Dividends on preferred stock	(122)	(122)	(122)
Dividends on common stock	(811)	(787)	(784)
Other, net	(6)	(43)	(119)

Net cash (used in) provided by financing activities	(1,210)	(1,146)	5,771

Change in cash and cash equivalents	(121)	(315)	(55)
Cash and cash equivalents, beginning of year	309	624	679

Cash and cash equivalents, end of year	$188	$309	$624

MetLife, Inc.

Schedule II

Condensed Financial Information — (Continued)

(Parent Company Only)

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$937	$997	$808

Income tax	$24	$(659)	$(474)

Non-cash transactions:
Business acquisitions:
Assets acquired	$—	$—	$125,728
Liabilities assumed	—	—	(109,306)
Redeemable and non-redeemable noncontrolling interests assumed	—	—	(130)

Net assets acquired	—	—	16,292
Cash paid, excluding transaction costs of $0, $0 and $88, respectively	—	—	(7,196)
Other purchase price adjustments	—	—	98

Securities issued	$—	$—	$9,194

Dividends from subsidiaries	$203	$170	$874

Returns of capital from subsidiaries	$356	$47	$—

Capital contributions to subsidiaries	$559	$316	$—

Assumption of long-term debt from subsidiary	$2,000	$—	$—

Investment in preferred stock of subsidiary	$2,000	$—	$—

Issuance of long-term debt to subsidiary	$750	$—	$—

Issuance of loan to subsidiary	$750	$—	$—

Allocation of interest expense to subsidiary	$33	$29	$30

Allocation of interest income to subsidiary	$76	$68	$46

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

2.  Acquisition

On November 1, 2010, MetLife, Inc. acquired all of the issued and outstanding capital stock of American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) (collectively, “ALICO”). See Notes 3, 11, 12, 15 and 16 of the Notes to the Consolidated Financial Statements for further information on this acquisition.

3.  Investment in Subsidiaries

During 2012, MetLife, Inc. assumed debt from Exeter Reassurance Company, Ltd. (“Exeter”), a subsidiary, as described in Note 5, in exchange for $2.0 billion of preferred stock of Exeter. In September 2012, MetLife Inc. subscribed to 75,000 shares of Exeter’s Series A Non-Cumulative Perpetual Preferred Shares which bears an annual rate of 7.69% that is payable semi-annually. In December 2012, MetLife Inc. subscribed to 125,000 shares of Exeter’s Series B Non-Cumulative Perpetual Preferred Shares which bears an annual rate of 7.75% that is payable semi-annually.

4.  Loans to Subsidiaries

MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Payments of interest and principal on surplus notes of regulated subsidiaries, which are subordinate to all other obligations of the issuing company, may be made only with the prior approval of the insurance department of the state of domicile.

In December 2012, MetLife Reinsurance Company of Delaware (“MRD”), issued a $750 million surplus note to MetLife, Inc. due September 30, 2032. The surplus note bears interest at a fixed rate of 5.13% payable semi-annually. MetLife, Inc. issued a $750 million senior note to MRD in exchange for the surplus note (see Note 5).

In December 2011, Metropolitan Life Insurance Company (“MLIC”) repaid in cash the $500 million capital notes issued to MetLife, Inc. In April 2011, MLIC repaid in cash a $775 million surplus note issued to MetLife, Inc. and due December 2011. The early redemption was approved by the New York Superintendent of Insurance. In December 2010, MLIC repaid at maturity and in cash a $300 million surplus note issued to MetLife, Inc.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)

(Parent Company Only)

Interest income earned on loans to subsidiaries of $1 million, $40 million and $63 million for the years ended December 31, 2012, 2011 and 2010, respectively, is included in net investment income.

5.  Long-term Debt

Long-term debt outstanding was as follows:

	Interest Rates (1)			December 31,
	Range	Weighted Average	Maturity	2012	2011
				(In millions)
Senior notes — unaffiliated	0.79% - 7.72%	4.83%	2013 - 2045	$15,669	$15,666
Senior notes — affiliated	3.57% - 7.44%	5.57%	2014 - 2032	2,750	—
Other affiliated debt	1.06% - 1.28%	1.17%	2015 - 2016	500	500

Total				$18,919	$16,166

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2012.

The aggregate maturities of long-term debt at December 31, 2012 for the next five years and thereafter are $750 million in 2013, $1.8 billion in 2014, $1.3 billion in 2015, $1.7 billion in 2016, $500 million in 2017 and $12.8 billion thereafter.

Senior Notes – Affiliated

In September 2012, $750 million of Exeter senior notes payable to MLIC were reassigned to MetLife, Inc. MetLife, Inc. received $750 million of preferred stock of Exeter in exchange for the assumption of this affiliated debt (see Note 3). On September 30, 2012, $250 million of the assumed senior notes matured and subsequently, in October 2012, a new $250 million senior note was issued by MetLife, Inc. to MLIC. The new $250 million senior note matures on October 1, 2019 and bears interest at a fixed rate of 3.57%, payable semi-annually. The remaining $500 million senior note matures on June 30, 2014 and bears interest at a fixed rate of 6.44%, payable semi-annually.

In December 2012, $1.25 billion of Exeter senior notes payable to affiliates, which are comprised of three notes, were reassigned to MetLife, Inc. MetLife, Inc. received $1.25 billion of preferred stock of Exeter in exchange for the assumption of this affiliated debt (see Note 3). A $250 million senior note matures on September 30, 2016 and bears interest at a fixed rate of 7.44%, payable semi-annually. A $500 million senior note matures on July 15, 2021 and bears interest at a fixed rate of 5.64%, payable semi-annually. A $500 million senior note matures on December 16, 2021 and bears interest at a fixed rate of 5.86%, payable semi-annually.

In December 2012, MetLife, Inc. issued a $750 million senior note to MRD due September 30, 2032. The senior note bears interest at a fixed rate of 4.21%, payable semi-annually. MRD issued a $750 million surplus note to MetLife, Inc. in exchange for the senior note.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)

(Parent Company Only)

Interest Expense

Interest expense was comprised of the following:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Long-term debt — unaffiliated	$779	$806	$689
Long-term debt — affiliated	28	16	15
Collateral financing arrangements	42	43	44
Junior subordinated debt securities	134	134	134
Stock purchase contracts	2	8	—

Total	$985	$1,007	$882

6.  Support Agreements

MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In December 2012, MetLife, Inc., in connection with MRD’s reinsurance of certain universal life and term life risks, entered into a capital maintenance agreement pursuant to which MetLife, Inc. agreed, without limitation as to amount, to cause the initial protected cell of MRD to maintain total adjusted capital equal to or greater than 200% of such protected cell’s company action level risk-based capital (“RBC”), as defined in state insurance statutes.

In July 2012, in connection with an operating agreement with the Comptroller of the Currency (the “OCC”) governing MetLife Bank, National Association’s (“MetLife Bank”) operations during its wind-down process, MetLife Bank and MetLife, Inc. entered into a capital support agreement with the OCC and MetLife, Inc. and MetLife Bank entered into an indemnification and capital maintenance agreement under which agreements MetLife, Inc. will provide financial and other support to MetLife Bank to ensure that MetLife Bank can wind down its operations in a safe and sound manner. Pursuant to the agreements, MetLife, Inc. is required to ensure that MetLife Bank meets or exceeds certain minimum capital and liquidity requirements once its Federal Deposit Insurance Corporation insurance has been terminated and make indemnification payments to MetLife Bank in connection with MetLife Bank’s obligation under the April 2011 consent decree between MetLife Bank and the OCC. In February 2013, MetLife Bank’s Federal Deposit Insurance Corporation insurance was terminated. During the year ended December 31, 2012, MetLife, Inc. invested $34 million in cash in MetLife Bank in connection with these agreements. See Note 7.

MetLife, Inc. guarantees the obligations of its subsidiary, DelAm, under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life on behalf of its Japan operations.

Prior to the sale in April 2011 of its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd (‘MSI MetLife’) to a third party, MetLife, Inc. guaranteed the obligations of its subsidiary, Exeter, under a reinsurance

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)

(Parent Company Only)

agreement with MSI MetLife, under which Exeter reinsures variable annuity business written by MSI MetLife. This guarantee will remain in place until such time as the reinsurance agreement between Exeter and MSI MetLife is terminated, notwithstanding the April 2011 disposition of MetLife, Inc.’s interest in MSI MetLife as described in Note 3 of the Notes to the Consolidated Financial Statements.

MetLife, Inc. guarantees the obligations of its subsidiary, Missouri Reinsurance, Inc. (“MoRe”), under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.

MetLife, Inc. guarantees the obligations of Exeter in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which Exeter reinsures the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL.

MetLife, Inc. guarantees the obligations of MoRe, under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes certain group term life insurance liabilities that it assumed from MLIC.

MetLife, Inc., in connection with MetLife Reinsurance Company of Vermont’s (“MRV”) reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause the three protected cells of MRV to maintain total adjusted capital in an amount that is equal to or greater than 200% of each such protected cell’s authorized control level RBC, as defined in Vermont state insurance statutes. See Note 12 of the Notes to the Consolidated Financial Statements.

MetLife, Inc., in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of Charleston’s (“MRC”) reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital in an amount that is equal to or greater than 200% of the company action level RBC, as defined in South Carolina state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. See Note 13 of the Notes to the Consolidated Financial Statements.

MetLife, Inc., in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of South Carolina’s (“MRSC”) reinsurance of universal life secondary guarantees, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain the greater of capital and surplus of $250,000 or total adjusted capital in an amount that is equal to or greater than 100% of authorized control level RBC, as defined in South Carolina state insurance statutes. See Note 13 of the Notes to the Consolidated Financial Statements.

MetLife, Inc. has net worth maintenance agreements with two of its insurance subsidiaries, MetLife Investors Insurance Company and First MetLife Investors Insurance Company. Under these agreements, as amended, MetLife, Inc. agreed, without limitation as to the amount, to cause each of these subsidiaries to have capital and surplus of $10 million, total adjusted capital in an amount that is equal to or greater than 150% of the company action level RBC, as defined by applicable state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)

(Parent Company Only)

MetLife, Inc. guarantees obligations arising from derivatives of the following subsidiaries: Exeter, MetLife Bank, MetLife International Holdings, Inc. and MetLife Worldwide Holdings, Inc. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2012 and 2011, derivative transactions with positive mark-to-market values (in-the-money) were $3.2 billion and $4.9 billion, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $22 million and $51 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $12 million and $47 million at December 31, 2012 and 2011, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $10 million and $4 million at December 31, 2012 and 2011, respectively.

MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 12 of the Notes to the Consolidated Financial Statements.

7.  Subsequent Events

On January 9, 2013, MetLife, Inc. entered into an 18-month agreement with MetLife Bank to lend up to $500 million to MetLife Bank on a revolving basis. On February 11, 2013, the agreement was amended to reduce borrowing capacity to $100 million, at which date there were no borrowings outstanding.

MetLife, Inc.

Schedule III

Consolidated Supplementary Insurance Information

December 31, 2012, 2011 and 2010

(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Revenue (1)
2012
Retail	$11,500	$74,887	$67,023	$610	$911
Group, Voluntary & Worksite Benefits	382	21,078	8,918	—	—
Corporate Benefit Funding	96	53,542	63,523	—	39
Latin America	1,231	8,856	7,199	—	627
Asia	9,554	39,061	64,003	65	831
EMEA	1,998	7,521	12,679	53	270
Corporate & Other	—	6,697	2,476	—	—

Total	$24,761	$211,642	$225,821	$728	$2,678

2011
Retail	$11,681	$72,238	$69,553	$659	$995
Group, Voluntary & Worksite Benefits	377	19,626	9,273	—	—
Corporate Benefit Funding	89	49,858	56,367	—	49
Latin America	1,050	7,731	6,159	4	514
Asia	9,554	38,528	59,739	53	655
EMEA	1,866	8,113	14,235	58	103
Corporate & Other	2	6,699	2,374	—	—

Total	$24,619	$202,793	$217,700	$774	$2,316

2010
Retail	$12,404	$68,871	$66,193	$722	$1,091
Group, Voluntary & Worksite Benefits	387	18,493	9,676	—	—
Corporate Benefit Funding	62	43,832	57,828	—	53
Latin America	1,092	7,972	6,232	3	508
Asia	8,630	34,220	54,584	44	423
EMEA	1,887	7,882	14,017	61	13
Corporate & Other	3	6,278	2,227	—	—

Total	$24,465	$187,548	$210,757	$830	$2,088

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

MetLife, Inc.

Schedule III — (Continued)

Consolidated Supplementary Insurance Information

December 31, 2012, 2011 and 2010

(In millions)

Segment	Premium Revenue and Policy Charges	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)	Premiums Written (Excluding Life)
2012
Retail	$11,411	$7,275	$11,247	$1,603	$4,941	$2,037
Group, Voluntary & Worksite Benefits	15,456	1,628	13,858	133	2,215	7,474
Corporate Benefit Funding	3,462	5,765	7,105	22	457	—
Latin America	3,438	1,354	3,014	228	1,047	732
Asia	9,835	3,421	8,246	1,567	1,933	4,776
EMEA	2,718	1,348	2,088	644	1,060	821
Corporate & Other	211	1,193	158	2	3,272	38

Total	$46,531	$21,984	$45,716	$4,199	$14,925	$15,878

2011
Retail	$11,077	$7,156	$10,447	$2,365	$4,902	$1,975
Group, Voluntary & Worksite Benefits	14,579	1,631	13,193	186	2,022	6,887
Corporate Benefit Funding	3,080	5,639	6,664	17	497	—
Latin America	3,371	1,105	2,899	211	1,056	817
Asia	9,059	1,954	6,360	1,505	1,862	4,293
EMEA	2,792	535	1,385	613	1,119	823
Corporate & Other	209	1,565	126	1	3,627	27

Total	$44,167	$19,585	$41,074	$4,898	$15,085	$14,822

2010
Retail	$10,357	$7,348	$10,134	$1,758	$4,764	$1,972
Group, Voluntary & Worksite Benefits	14,716	1,600	13,308	181	2,007	6,897
Corporate Benefit Funding	2,571	5,461	6,177	16	481	—
Latin America	2,599	940	2,483	144	683	519
Asia	2,218	505	1,664	290	635	412
EMEA	489	205	307	87	320	198
Corporate & Other	149	1,434	33	1	3,045	—

Total	$33,099	$17,493	$34,106	$2,477	$11,935	$9,998

(1)	Includes other expenses and policyholder dividends, excluding amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) charged to other expenses.

MetLife, Inc.

Schedule IV

Consolidated Reinsurance

December 31, 2012, 2011 and 2010

(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2012
Life insurance in-force	$4,432,178	$761,993	$594,062	$4,264,247	13.9%

Insurance premium
Life insurance	$22,006	$1,550	$1,268	$21,724	5.8%
Accident and health insurance	13,567	605	211	13,173	1.6%
Property and casualty insurance	3,146	77	9	3,078	0.3%

Total insurance premium	$38,719	$2,232	$1,488	$37,975	3.9%

2011
Life insurance in-force	$4,263,421	$754,781	$604,555	$4,113,195	14.7%

Insurance premium
Life insurance	$21,930	$1,670	$1,198	$21,458	5.6%
Accident and health insurance	12,186	568	275	11,893	2.3%
Property and casualty insurance	3,069	70	11	3,010	0.4%

Total insurance premium	$37,185	$2,308	$1,484	$36,361	4.1%

2010
Life insurance in-force	$4,199,755	$742,194	$628,879	$4,086,440	15.4%

Insurance premium
Life insurance	$17,300	$1,469	$1,183	$17,014	7.0%
Accident and health insurance	7,298	364	189	7,123	2.7%
Property and casualty insurance	2,998	69	5	2,934	0.2%

Total insurance premium	$27,596	$1,902	$1,377	$27,071	5.1%

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2012 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting at December 31, 2012.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2012. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page 187.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetLife, Inc.:

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York

February 26, 2013

Item 9B.  Other Information

On February 24, 2013, MetLife, Inc. entered into an agreement with Michel Khalaf, President, Europe, the Middle East, and Africa. The terms of the agreement were earlier authorized by the Compensation Committee of the Board of Directors of MetLife, Inc. Under the agreement, MetLife will ensure that, effective January 1, 2012, the cost to Mr. Khalaf of individual income taxes he owes on account of MetLife business travel will equal his cost of income taxes he would have owed had that income been taxable solely in his country of residence. Mr. Khalaf will also use a firm chosen by MetLife for tax return preparation and related services, at MetLife’s cost. MetLife estimates its cost for the arrangements provided under the agreement for 2012 will be $885,000 for tax equalization and $10,000 for tax return-related services.

The foregoing description of the agreement is a summary, is not complete and is qualified in its entirety by reference to the agreement, which is attached hereto as exhibit 10.15. and is incorporated herein by reference. The agreement will continue through 2014, unless earlier terminated in certain circumstances set forth in exhibit 10.15.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance — Information About the Board of Directors,” “Corporate Governance — Board Committees,” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2013, to be filed by MetLife, Inc. with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2012 (the “2013 Proxy Statement”).

The information called for by this Item pertaining to Executive Officers appears in “Business — Executive Officers” in this Annual Report on Form 10-K and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.

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

Item 11.  Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Board Committees,” “Corporate Governance — Compensation of Non-Management Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2012,” “Outstanding Equity Awards at 2012 Fiscal Year-End,” “Option Exercises and Stock Vested in 2012,” “Pension Benefits,” “Nonqualified Deferred Compensation” and “Potential Payments Upon Termination or Change-in-Control” in the 2013 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item pertaining to ownership of MetLife, Inc.’s common stock is incorporated herein by reference to the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2013 Proxy Statement. The following table provides information, at December 31, 2012, regarding the securities authorized for issuance under MetLife, Inc.’s equity compensation plans:

Equity Compensation Plan Information at December 31, 2012

	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (2)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (4)

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	46,361,858	$40.89	26,449,076
Equity compensation plans not approved by security holders	None	—	None
Total	46,361,858	$40.89	26,449,076

(1)

Includes the MetLife, Inc. 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the MetLife, Inc. 2000 Directors Stock Plan (the “2000 Directors Stock Plan”), each of which was approved by Metropolitan Life Insurance Company (“MLIC”), the sole shareholder of MetLife, Inc. at the time of approval. The policyholders of MLIC entitled to vote on its plan of reorganization (the “Plan of Reorganization”) approved the Plan of Reorganization, which included both the 2000 Stock Plan and the 2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of shares of common stock of MetLife, Inc. (“Shares”) available for issuance under each plan. Also includes the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”) and the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), which were approved by MetLife, Inc. security holders.

(2)

As of December 31, 2012, awards of Stock Options remained outstanding under the 2000 Stock Plan and 2000 Directors Stock Plan, and awards of Stock Options, Performance Shares, and Restricted Stock Units (each as defined in the 2005 Stock Plan) remained outstanding under the 2005 Stock Plan. In addition, as of December 31, 2012, a number of Shares that had vested and become payable from any awards under any plan, but had been deferred, remained deferred and unpaid (“Deferred Shares”). For a general description of how the number of Shares paid out on account of Performance Shares and Restricted Stock Units is determined, and the vesting periods applicable to Performance Shares, Restricted Stock Units, and awards under the 2005 Directors Stock Plan, see Note 16 to the Notes to the Consolidated Financial Statements.

(3)

Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2012, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(4)

The aggregate number of Shares available for issuance under the 2005 Stock Plan is 68,000,000. In addition, 6,099,881 Shares that were available but had not been utilized under the 2000 Stock Plan became available for issuance under the 2005 Stock Plan at the time the 2005 Stock Plan became effective. At December 31, 2012, 7,248,734 additional Shares recovered due to forfeiture or expiration of awards under the 2000 Stock Plan, or that, under the Plan of Reorganization, would otherwise have reduced the number of Shares available for issuance under the 2000 Stock Plan, from the time the 2005 Stock Plan became effective to December 31, 2012, were also available for issuance under the 2005 Stock Plan. The aggregate number of Shares available for issuance under the 2005 Directors Stock Plan is 2,000,000. Share awards to Directors under the 2000 Directors Stock Plan were made under a separate Share award authorization under that plan, and have not reduced the number of Shares remaining available for issuance under any plan as of December 31, 2012.

Each Share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights (including Shares payable on account of Performance Shares or Restricted Stock Units) reduces the number of Shares remaining for issuance under the 2005 Stock Plan by 1.179 Shares. Each Share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of Shares remaining for issuance under the 2005 Stock Plan by 1.0.

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

For a description of the kinds of awards that may made under the 2005 Stock Plan and 2005 Directors Stock Plan, see Note 16 to the Notes to the Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Procedures for Reviewing Related Person Transactions,” “Corporate Governance — Related Person Transactions” and “Corporate Governance — Information About the Board of Directors  — Composition and Independence of the Board of Directors” in the 2013 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Proposal 2 — Ratification of Appointment of the Independent Auditor” in the 2013 Proxy Statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 186.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 186.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2013

METLIFE, INC.

By	/s/ Steven A. Kandarian
Name: Steven A. Kandarian
Title: Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sylvia Mathews Burwell Sylvia Mathews Burwell	Director	February 26, 2013

/s/ Cheryl W. Grisé Cheryl W. Grisé	Director	February 26, 2013

/s/ R. Glenn Hubbard R. Glenn Hubbard	Director	February 26, 2013

/s/ John M. Keane John M. Keane	Director	February 26, 2013

/s/ Alfred F. Kelly, Jr. Alfred F. Kelly, Jr.	Director	February 26, 2013

/s/ James M. Kilts James M. Kilts	Director	February 26, 2013

/s/ Catherine R. Kinney Catherine R. Kinney	Director	February 26, 2013

/s/ Hugh B. Price Hugh B. Price	Director	February 26, 2013

/s/ David Satcher, M.D. David Satcher, M.D.	Director	February 26, 2013

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	February 26, 2013

/s/ Lulu C. Wang Lulu C. Wang	Director	February 26, 2013

Signature	Title	Date

/s/ Steven A. Kandarian Steven A. Kandarian	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2013

/s/ John C. R. Hele John C. R. Hele	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2013

/s/ Peter M. Carlson Peter M. Carlson	Executive Vice President, Finance Operations and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2013

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

2.4

Amendment, dated October 28, 2010, among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC) and AIG to the Stock Purchase Agreement. (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated November 2, 2010 (the “November 2, 2010 Form 8-K”)).

2.5

Amendment, dated October 29, 2010, among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC) and AIG to the Stock Purchase Agreement. (Incorporated by reference to Exhibit 2.2 to the November 2, 2010 Form 8-K).

3.1

Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”)).

3.2

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000. (Incorporated by reference to Exhibit 3.2 to the 2011 Annual Report).

3.3

Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005. (Incorporated by reference to Exhibit 3.3 to the 2011 Annual Report).

3.4

Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005. (Incorporated by reference to Exhibit 3.4 to the 2011 Annual Report).

Exhibit No.	Description

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011. (Incorporated by reference to Exhibit 3.6 to the 2011 Annual Report).

3.6	Amended and Restated By-Laws of MetLife, Inc., effective June 20, 2011. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 23, 2011).

4.1(a)

Indenture, dated as of November 9, 2001, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee, relating to Senior Debt Securities. (Incorporated by reference to Exhibit 4.1(a) to the 2011 Annual Report).

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

4.3

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

4.4

Sixth Supplemental Indenture, dated as of November 24, 2003, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.00% Senior Notes due November 24, 2013. (Incorporated by reference to Exhibit 4.6 to the 2008 Annual Report).

4.5

Seventh Supplemental Indenture, dated as of June 3, 2004, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.50% Senior Notes due June 15, 2014. (Incorporated by reference to Exhibit 4.7 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”)).

4.6

Eighth Supplemental Indenture, dated as of June 3, 2004, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 6.375% Senior Notes due June 15, 2034. (Incorporated by reference to Exhibit 4.8 to the 2009 Annual Report).

4.7

Ninth Supplemental Indenture, dated as of July 23, 2004, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.50% Senior Notes due June 15, 2014. (Incorporated by reference to Exhibit 4.9 to the 2009 Annual Report).

4.8

Tenth Supplemental Indenture, dated as of July 23, 2004, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 6.375% Senior Notes due June 15, 2034. (Incorporated by reference to Exhibit 4.10 to the 2009 Annual Report).

4.9

Eleventh Supplemental Indenture, dated as of December 9, 2004, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.375% Senior Notes due December 9, 2024. (Incorporated by reference to Exhibit 4.11 to the 2009 Annual Report).

Exhibit No.	Description

4.10

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

4.11

Thirteenth Supplemental Indenture, dated as of June 23, 2005, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.70% Senior Notes due June 15, 2035. (Incorporated by reference to Exhibit 4.13 to the 2010 Annual Report).

4.12

Fourteenth Supplemental Indenture, dated as of June 29, 2005, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee, relating to the 5.25% Senior Notes due June 29, 2020. (Incorporated by reference to Exhibit 4.14 to the 2010 Annual Report).

4.13

Fifteenth Supplemental Indenture, dated as of May 29, 2009, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.75% Senior Notes due June 1, 2016. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 29, 2009 (the “May 29, 2009 Form 8-K”)).

4.14

Sixteenth Supplemental Indenture, dated as of August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.375% Senior Notes due February 6, 2014. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 6, 2010 (the “August 6, 2010 Form 8-K”)).

4.15

Seventeenth Supplemental Indenture, dated as of August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.750% Senior Notes due February 8, 2021. (Incorporated by reference to Exhibit 4.2 to the August 6, 2010 Form 8-K).

4.16

Eighteenth Supplemental Indenture, dated as of August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.875% Senior Notes due February 6, 2041. (Incorporated by reference to Exhibit 4.3 to the August 6, 2010 Form 8-K).

4.17

Nineteenth Supplemental Indenture, dated as of August 6, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Floating Rate Senior Notes due August 6, 2013. (Incorporated by reference to Exhibit 4.4 to the August 6, 2010 Form 8-K).

4.18

Twentieth Supplemental Indenture, dated as of November 1, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Series C Senior Debentures due June 15, 2023. (Incorporated by reference to Exhibit 4.5 to the November 2, 2010 Form 8-K).

4.19

Twenty-First Supplemental Indenture, dated as of November 1, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Series D Senior Debentures due June 15, 2024. (Incorporated by reference to Exhibit 4.6 to the November 2, 2010 Form 8-K).

4.20

Twenty-Second Supplemental Indenture, dated as of November 1, 2010, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Series E Senior Debentures due June 15, 2045. (Incorporated by reference to Exhibit 4.7 to the November 2, 2010 Form 8-K).

Exhibit No.	Description

4.21

Twenty-Third Supplemental Indenture, dated as of August 13, 2012, between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.125% Senior Notes due August 13, 2042. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 13, 2012 (the “August 13, 2012 Form 8-K”).

4.22	Form of 6.50% Senior Note due December 15, 2032. (Included in Exhibit 4.2).

4.23	Form of 5.875% Senior Note due November 21, 2033. (Included in Exhibit 4.3. Incorporated by reference to Exhibit 4.5 to the 2008 Annual Report).

4.24	Form of 5.00% Senior Note due November 24, 2013. (Included in Exhibit 4.4. Incorporated by reference to Exhibit 4.6 to the 2008 Annual Report).

4.25	Form of 5.50% Senior Note due June 15, 2014. (Included in Exhibit 4.5. Incorporated by reference to Exhibit 4.7 to the 2009 Annual Report).

4.26	Form of 6.375% Senior Note due June 15, 2034. (Included in Exhibit 4.6. Incorporated by reference to Exhibit 4.8 to the 2009 Annual Report).

4.27	Form of 5.50% Senior Note due June 15, 2014. (Included in Exhibit 4.7. Incorporated by reference to Exhibit 4.9 to the 2009 Annual Report).

4.28	Form of 6.375% Senior Note due June 15, 2034. (Included in Exhibit 4.8. Incorporated by reference to Exhibit 4.10 to the 2009 Annual Report).

4.29	Form of 5.375% Senior Note due December 9, 2024. (Included in Exhibit 4.9. Incorporated by reference to Exhibit 4.11 to the 2009 Annual Report).

4.30	Form of 5.00% Senior Note due June 15, 2015. (Included in Exhibit 4.10. Incorporated by reference to Exhibit 4.12 to the 2010 Annual Report).

4.31	Form of 5.70% Senior Note due June 15, 2035. (Included in Exhibit 4.11. Incorporated by reference to Exhibit 4.13 to the 2010 Annual Report).

4.32	Form of 5.25% Senior Note due June 29, 2020. (Included in Exhibit 4.12. Incorporated by reference to Exhibit 4.14 to the 2010 Annual Report).

4.33	Form of 6.75% Senior Note due June 1, 2016. (Included in Exhibit 4.13. Incorporated by reference to Exhibit 4.1 to the May 29, 2009 Form 8-K).

4.34	Form of 2.375% Senior Note due February 6, 2014. (Included in Exhibit 4.14. Incorporated by reference to Exhibit 4.1 to the August 6, 2010 Form 8-K).

4.35	Form of 4.750% Senior Note due February 8, 2021. (Included in Exhibit 4.15. Incorporated by reference to Exhibit 4.2 to the August 6, 2010 Form 8-K).

4.36	Form of 5.875% Senior Note due February 6, 2041. (Included in Exhibit 4.16. Incorporated by reference to Exhibit 4.3 to the August 6, 2010 Form 8-K).

4.37	Form of Floating Rate Senior Note due August 6, 2013. (Included in Exhibit 4.17. Incorporated by reference to Exhibit 4.4 to the August 6, 2010 Form 8-K).

4.38	Form of Series C Senior Debenture due June 15, 2023. (Included in Exhibit 4.18. Incorporated by reference to Exhibit 4.5 to the November 2, 2010 Form 8-K).

4.39	Form of Series D Senior Debenture due June 15, 2024. (Included in Exhibit 4.19. Incorporated by reference to Exhibit 4.6 to the November 2, 2010 Form 8-K).

4.40	Form of Series E Senior Debenture due June 15, 2045. (Included in Exhibit 4.20. Incorporated by reference to Exhibit 4.7 to the November 2, 2010 Form 8-K).

Exhibit No.	Description

4.41	Form of 4.125% Senior Note due August 13, 2042. (Included in Exhibit 4.21. Incorporated by reference to Exhibit 4.1 to the August 13, 2012 Form 8-K).

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

4.45

Third Supplemental Indenture, dated as of December 21, 2006, to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.40% Fixed-to-Floating Rate Junior Subordinated Debentures due December 15, 2066. (Incorporated by reference to Exhibit 4.45 to the 2011 Annual Report).

4.46

Sixth Supplemental Indenture, dated as of August 7, 2008, to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the First Supplemental Indenture, relating to the 6.817% Senior Debt Securities, Series A, due 2018. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 8, 2008).

4.47

Seventh Supplemental Indenture, dated as of February 6, 2009, to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Second Supplemental Indenture, relating to the 7.717% Senior Debt Securities, Series B, due 2019. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 9, 2009).

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

4.49	Form of Series A Debenture. (Included in Exhibit 4.43. Incorporated by reference to Exhibit 4.48 to the 2010 Annual Report).

4.50	Form of Series B Debenture. (Included in Exhibit 4.44. Incorporated by reference to Exhibit 4.49 to the 2010 Annual Report).

4.51	Form of 6.40% Fixed-to-Floating Rate Junior Subordinated Debenture due December 15, 2066. (Included in Exhibit 4.45. Incorporated by reference to Exhibit 4.51 to the 2011 Annual Report).

Exhibit No.	Description

4.52	Form of 6.817% Senior Debt Securities, Series A, due 2018. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2008).

4.53	Form of 7.717% Senior Debt Securities, Series B, due 2019. (Incorporated by reference to Exhibit 4.1 to MetLife Inc.’s Current Report on Form 8-K dated February 18, 2009).

4.54	Form of 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due August 1, 2069. (Included in Exhibit 4.48. Incorporated by reference to Exhibit 4.1 to the July 8, 2009 Form 8-K).

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

Exhibit No.	Description

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

4.81	Replacement Capital Covenant, dated as of December 21, 2006. (Incorporated by reference to Exhibit 4.82 to the 2011 Annual Report).

4.82	Replacement Capital Covenant, dated as of December 12, 2007.

4.83	Replacement Capital Covenant, dated as of April 8, 2008. (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated April 8, 2008).

4.84

Replacement Capital Covenant, dated as of December 30, 2008. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 30, 2008 (the “December 30, 2008 Form 8-K”)).

4.85	Replacement Capital Covenant, dated as of July 8, 2009. (Incorporated by reference to Exhibit 4.2 to the July 8, 2009 Form 8-K).

Exhibit No.	Description

4.86

Stock Purchase Contract Agreement, dated as of November 1, 2010, among MetLife, Inc. and Deutsche Bank Trust Company Americas, as Stock Purchase Contract Agent. (Incorporated by reference to Exhibit 4.2 to the November 2, 2010 Form 8-K).

4.87

Pledge Agreement, dated as of November 1, 2010, among MetLife, Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent, Securities Intermediary and Stock Purchase Contract Agent. (Incorporated by reference to Exhibit 4.4 to the November 2, 2010 Form 8-K).

4.88

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

10.2

Separation Agreement, Waiver and General Release, dated August 17, 2009, between Lisa M. Weber and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 3, 2009).*

10.3

Agreement, effective as of May 9, 2011, by and between Kathleen A. Henkel and MetLife, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.4

Offer Letter and Appendix, dated July 14, 2011, between MetLife, Inc. and Martin J. Lippert. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Third Quarter 2011 10-Q”)).*

10.5	Offer Letter, dated July 27, 2011, between MetLife, Inc. and Frans Hijkoop. (Incorporated by reference to Exhibit 10.3 to the Third Quarter 2011 10-Q).*

10.6

Agreement between MetLife, Inc. and William J. Toppeta, which became final on December 20, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 23, 2011).*

10.7

Agreement between MetLife, Inc. and William J. Mullaney, which became final on December 24, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 29, 2011).*

10.8	Letter, dated March 24, 2011, from MetLife, Inc. to Michel Khalaf. (Incorporated by reference to Exhibit 10.10 to the 2011 Annual Report).*

10.9	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf. (Incorporated by reference to Exhibit 10.11 to the 2011 Annual Report).*

10.10

Adjustment of certain compensation items for Michel Khalaf, effective July 1, 2012. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Third Quarter 2012 10-Q”)).*

10.11

Employment Agreement between Christopher G. Townsend and MetLife Asia Pacific Limited, dated May 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 16, 2012 (the “May 16, 2012 Form 8-K”)).*

Exhibit No.	Description

10.12	Offer letter, dated July 23, 2012, between MetLife, Inc. and John C.R. Hele. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 27, 2012).*

10.13	Letter from MetLife, Inc. to Nicholas D. Latrenta, dated December 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 14, 2012).*

10.14	Offer letter, dated December 10, 2012, between MetLife, Inc. and Ricardo Anzaldua.*

10.15	Letter from MetLife, Inc. to Michel Khalaf, dated February 22, 2013.*

10.16	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).*

10.17	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002. *

10.18	Management Stock Option Agreement under the MetLife, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the 2008 Annual Report).*

10.19	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).*

10.20	MetLife, Inc. 2000 Directors Stock Plan, as amended, effective February 8, 2002. *

10.21	Form of Director Stock Option Agreement under the MetLife, Inc. 2000 Directors Stock Plan. (Incorporated by reference to Exhibit 10.7 to the 2008 Annual Report).*

10.22	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”). (Incorporated by reference to Exhibit 10.12 to the 2009 Annual Report).*

10.23	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005. (Incorporated by reference to Exhibit 10.13 to the 2009 Annual Report).*

10.24	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007). *

10.25	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007). *

10.26	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.3 to the December 21, 2009 Form 8-K).*

10.27	Form of Management Stock Option Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.14 to the 2009 Annual Report).*

10.28

Form of Stock Option Agreement under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.9 to MetLife, Inc.’s Current Report on Form 8-K dated February 15, 2013 (the “February 15, 2013 Form 8-K”)).*

10.29

Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.10 to the February 15, 2013 Form 8-K).*

10.30	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007). *

10.31	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.4 to the December 21, 2009 Form 8-K).*

Exhibit No.	Description

10.32	Form of Restricted Stock Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.4 to the February 15, 2013 Form 8-K).*

10.33

Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.5 to the February 15, 2013 Form 8-K).*

10.34	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.31 to the 2010 Annual Report).*

10.35	Clarification of Management Performance Share Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.29 to the 2010 Annual Report).*

10.36	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.30 to the 2010 Annual Report).*

10.37	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007). (Incorporated by reference to Exhibit 10.35 to the 2011 Annual Report).*

10.38	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007). *

10.39	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007). *

10.40	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 11, 2007). *

10.41	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of December 31, 2007). *

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

10.45

Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 21, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 22, 2010).*

10.46

Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 17, 2010).*

10.47	Form of Performance Share Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.1 to the February 15, 2013 Form 8-K).*

10.48

Amended and Restated 2010-2011 Long Term Incentive Plan for Employees of ALICO, including 2010-2011 Alico LTI Performance Measures and Goals (effective November 1, 2010). (Incorporated by reference to Exhibit 10.45 to the 2011 Annual Report).*

Exhibit No.	Description

10.49

MetLife International Performance Unit Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.46 to the 2011 Annual Report).*

10.50

Form of Performance Unit Agreement under the MetLife International Performance Unit Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.47 to the 2011 Annual Report).*

10.51	MetLife International Performance Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.2 to the February 15, 2013 Form 8-K).*

10.52	Form of Performance Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.3 to the February 15, 2013 Form 8-K).*

10.53	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.48 to the 2011 Annual Report).*

10.54	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.49 to the 2011 Annual Report).*

10.55	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012). (Incorporated by reference to Exhibit 10.11 to the February 15, 2013 Form 8-K).*

10.56	Form of Unit Option Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.12 to the February 15, 2013 Form 8-K).*

10.57	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.13 to the February 15, 2013 Form 8-K).*

10.58	MetLife International Restricted Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.6 to the February 15, 2013 Form 8-K).*

10.59	Form of Restricted Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.7 to the February 15, 2013 Form 8-K).*

10.60

Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.8 to the February 15, 2013 Form 8-K).*

10.61	MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.62	Amendment to MetLife Policyholder Trust Agreement.

10.63

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

10.64

First Amendment, dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, to the Five-Year Credit Agreement, dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (the “Five-Year Credit Agreement”). (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated September 19, 2012 (the “September 19, 2012 Form 8-K”)).

Exhibit No.	Description

10.65

Five-Year Credit Agreement, amending and restating the Three-Year Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to the September 19, 2012 Form 8-K).

10.66	MetLife Annual Variable Incentive Plan (“AVIP”). (Incorporated by reference to Exhibit 10.41 to the 2009 Annual Report).*

10.67	Amendment Number One to the AVIP. (Incorporated by reference to Exhibit 10.48 to the 2010 Annual Report).*

10.68

Resolutions of the MetLife, Inc. Board of Directors (adopted December 14, 2010) regarding the selection of performance measures for 2011 awards under the AVIP. (Incorporated by reference to Exhibit 10.52 to the 2010 Annual Report).*

10.69

Resolutions of the MetLife, Inc. Board of Directors (adopted December 13, 2011) regarding the selection of performance measures for 2012 awards under the AVIP. (Incorporated by reference to Exhibit 10.58 to the 2011 Annual Report).*

10.70	Resolutions of the MetLife, Inc. Board of Directors (adopted February 11, 2013) regarding the selection of performance measures for 2013 awards under the AVIP.*

10.71

Resolutions of the MetLife, Inc., Board of Directors (adopted September 13, 2011) regarding non-management director compensation. (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2011 10-Q).*

10.72	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). *

10.73

Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.46 to the 2009 Annual Report).*

10.74

Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.55 to the 2010 Annual Report).*

10.75	Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*

10.76	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003. (Incorporated by reference to Exhibit 10.41 to the 2008 Annual Report).*

10.77

Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005. (Incorporated by reference to Exhibit 10.57 to the 2010 Annual Report).*

10.78

Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005). (Incorporated by reference to Exhibit 10.58 to the 2010 Annual Report).*

10.79

Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.66 to the 2011 Annual Report).*

10.80

MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005). (Incorporated by reference to Exhibit 10.67 to the 2011 Annual Report).*

Exhibit No.	Description

10.81	Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007). *

10.82

Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.47 to the 2008 Annual Report).*

10.83

Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.54 to the 2009 Annual Report).*

10.84

Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009). (Incorporated by reference to Exhibit 10.55 to the 2009 Annual Report).*

10.85

Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011). (Incorporated by reference to Exhibit 10.65 to the 2010 Annual Report).*

10.86	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003). (Incorporated by reference to Exhibit 10.48 to the 2008 Annual Report).*

10.87

Amendment Number One to the MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December 9, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.74 to the 2011 Annual Report).*

10.88

MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.75 to the 2011 Annual Report).*

10.89

Amendment Number One to the MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December 9, 2006, effective February 26, 2007). (Incorporated by reference to Exhibit 10.76 to the 2011 Annual Report).*

10.90	MetLife Non-Management Director Deferred Compensation Plan, dated December 5, 2007 (as amended and restated, effective January 1, 2005). *

10.91

The MetLife Non-Management Director Deferred Compensation Plan, dated December 9, 2008 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.53 to the 2008 Annual Report).*

10.92	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 25, 2008).*

10.93	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006). (Incorporated by reference to Exhibit 10.80 to the 2011 Annual Report).*

10.94	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007). (Incorporated by reference to Exhibit 10.81 to the 2011 Annual Report).*

10.95	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008).*

10.96

Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008). (Incorporated by reference to Exhibit 10.58 to the 2008 Annual Report).*

Exhibit No.	Description

10.97

Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.59 to the 2008 Annual Report).*

10.98

Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 31, 2009).*

10.99

Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.5 to the December 21, 2009 Form 8-K).*

10.100

Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 21, 2010 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.80 to the 2010 Annual Report).*

10.101	Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 20, 2012 (effective January 1, 2012).*

10.102	Alico Overseas Pension Plan, dated January 2009. (Incorporated by reference to Exhibit 10.88 to the 2011 Annual Report).*

10.103	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010. (Incorporated by reference to Exhibit 10.89 to the 2011 Annual Report).*

10.104	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2010), dated December 13, 2011. (Incorporated by reference to Exhibit 10.90 to the 2011 Annual Report).*

10.105

Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 4, 2012).*

10.106	Member’s Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2011). (Incorporated by reference to Exhibit 10.2 to the May 16, 2012 Form 8-K).*

10.107

MetLife Plan for Transition Assistance for Officers, dated December 28, 2009 (as amended and restated, effective January 1, 2010 (the “MPTA”)). (Incorporated by reference to Exhibit 10.84 to the 2009 Annual Report).*

10.108	Amendment Number One to the MPTA, dated December 15, 2010. (Incorporated by reference to Exhibit 10.96 to the 2010 Annual Report).*

10.109	Amendment Number Two to the MPTA, dated December 7, 2011. (Incorporated by reference to Exhibit 10.93 to the 2011 Annual Report).*

10.110	Amendment Number Three to the MPTA, dated December 22, 2011. (Incorporated by reference to Exhibit 10.94 to the 2011 Annual Report).*

10.111	Amendment Number Four to the MPTA, dated April 4, 2012. (Incorporated by reference to Exhibit 10.4 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).*

10.112	Amendment Number Five to the MPTA, dated December 26, 2012.*

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

Exhibit No.	Description

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates management contracts or compensatory plans or arrangements.
**	Indicates document to be filed as an exhibit to a Current Report on Form 8-K or Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K and incorporated herein by reference.