Form 10-Q
period 2013-03-31
METLIFE INC
filed 2013-05-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

At April 30, 2013, 1,095,013,165 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risk, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us, as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) a deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”) and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (25) uncertainty with respect to the outcome of the closing agreement entered into with the United States Internal Revenue Service in connection with the acquisition of ALICO; (26) the dilutive impact on our stockholders resulting from the settlement of our outstanding common equity units; (27) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (28) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (29) the possibility that MetLife, Inc.’s Board of Directors may control the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (30) changes in accounting standards, practices and/or policies; (31) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (32) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (33) inability to attract and retain sales representatives; (34) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (35) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (36) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (37) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

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

Part I — Financial Information

Item 1.  Financial Statements

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets

March 31, 2013 (Unaudited) and December 31, 2012

(In millions, except share and per share data)

	March 31, 2013	December 31, 2012
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $342,533 and $340,870, respectively; includes $3,873 and $3,378, respectively, relating to variable interest entities)	$374,294	$374,266
Equity securities available-for-sale, at estimated fair value (cost: $2,898 and $2,838, respectively)	3,188	2,891
Fair value option and trading securities, at estimated fair value (includes $792 and $659, respectively, of actively traded securities; and $101 and $112, respectively, relating to variable interest entities)	16,588	16,348
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $332 and $347, respectively; includes $2,454 and $2,715, respectively, at estimated fair value, relating to variable interest entities)	55,343	56,592
Held-for-sale, principally at estimated fair value (includes $2 and $49, respectively, under the fair value option)	271	414

Mortgage loans, net	55,614	57,006
Policy loans (includes $3 and $0, respectively, relating to variable interest entities)	11,781	11,884
Real estate and real estate joint ventures (includes $10 and $10, respectively, relating to variable interest entities)	9,998	9,918
Other limited partnership interests (includes $156 and $274, respectively, relating to variable interest entities)	7,087	6,688
Short-term investments, principally at estimated fair value (includes $14 and $0, respectively, relating to variable interest entities)	13,653	16,906
Other invested assets, principally at estimated fair value (includes $81 and $81, respectively, relating to variable interest entities)	20,269	21,145

Total investments	512,472	517,052
Cash and cash equivalents, principally at estimated fair value (includes $208 and $99, respectively, relating to variable interest entities)	9,983	15,738
Accrued investment income (includes $30 and $13, respectively, relating to variable interest entities)	4,555	4,374
Premiums, reinsurance and other receivables (includes $20 and $5, respectively, relating to variable interest entities)	23,052	21,634
Deferred policy acquisition costs and value of business acquired (includes $299 and $0, respectively, relating to variable interest entities)	24,645	24,761
Goodwill	9,696	9,953
Other assets (includes $149 and $5, respectively, relating to variable interest entities)	8,062	7,876
Separate account assets (includes $1,218 and $0, respectively, relating to variable interest entities)	249,220	235,393

Total assets	$841,685	$836,781

Liabilities and Equity
Liabilities
Future policy benefits (includes $475 and $0, respectively, relating to variable interest entities)	$190,054	$192,351
Policyholder account balances (includes $71 and $0, respectively, relating to variable interest entities)	224,044	225,821
Other policy-related balances (includes $145 and $0, respectively, relating to variable interest entities)	15,472	15,463
Policyholder dividends payable	713	728
Policyholder dividend obligation	3,599	3,828
Payables for collateral under securities loaned and other transactions	34,215	33,687
Bank deposits	—	6,416
Short-term debt	100	100
Long-term debt (includes $2,268 and $2,527, respectively, at estimated fair value, relating to variable interest entities)	18,721	19,062
Collateral financing arrangements	4,196	4,196
Junior subordinated debt securities	3,193	3,192
Current income tax payable	231	401
Deferred income tax liability	8,699	8,693
Other liabilities (includes $109 and $40, respectively, relating to variable interest entities)	24,260	22,492
Separate account liabilities (includes $1,218 and $0, respectively, relating to variable interest entities)	249,220	235,393

Total liabilities	776,717	771,823

Contingencies, Commitments and Guarantees (Note 13)
Redeemable noncontrolling interests in partially-owned consolidated subsidiaries	96	121

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,097,412,771 and 1,094,880,623 shares issued at March 31, 2013 and December 31, 2012, respectively; 1,094,218,884 and 1,091,686,736 shares outstanding at March 31, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	28,072	28,011
Retained earnings	25,958	25,205
Treasury stock, at cost; 3,193,887 shares at March 31, 2013 and December 31, 2012	(172)	(172)
Accumulated other comprehensive income (loss)	10,580	11,397

Total MetLife, Inc.’s stockholders’ equity	64,450	64,453
Noncontrolling interests	422	384

Total equity	64,872	64,837

Total liabilities and equity	$841,685	$836,781

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues
Premiums	$9,151	$9,129
Universal life and investment-type product policy fees	2,291	2,078
Net investment income	6,077	6,200
Other revenues	480	597
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(29)	(135)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(31)	2
Other net investment gains (losses)	374	23

Total net investment gains (losses)	314	(110)
Net derivative gains (losses)	(630)	(1,978)

Total revenues	17,683	15,916

Expenses
Policyholder benefits and claims	9,395	9,104
Interest credited to policyholder account balances	2,590	2,557
Policyholder dividends	313	343
Other expenses	4,138	4,321

Total expenses	16,436	16,325

Income (loss) from continuing operations before provision for income tax	1,247	(409)
Provision for income tax expense (benefit)	252	(275)

Income (loss) from continuing operations, net of income tax	995	(134)
Income (loss) from discontinued operations, net of income tax	(3)	14

Net income (loss)	992	(120)
Less: Net income (loss) attributable to noncontrolling interests	6	24

Net income (loss) attributable to MetLife, Inc.	986	(144)
Less: Preferred stock dividends	30	30

Net income (loss) available to MetLife, Inc.’s common shareholders	$956	$(174)

Comprehensive income (loss)	$178	$1,054
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	9	15

Comprehensive income (loss) attributable to MetLife, Inc.	$169	$1,039

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.87	$(0.17)

Diluted	$0.87	$(0.17)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.87	$(0.16)

Diluted	$0.87	$(0.16)

Cash dividends declared per common share	$0.185	$—

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2013 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2012	$1	$11	$28,011	$25,205	$(172)	$14,642	$(223)	$(533)	$(2,489)	$64,453	$384	$64,837
Stock-based compensation			100							100		100
Dividends on preferred stock				(30)						(30)		(30)
Dividends on common stock				(203)						(203)		(203)
Change in equity of noncontrolling interests			(39)							(39)	29	(10)
Net income (loss)				986						986	6	992
Other comprehensive income (loss), net of income tax						(241)	59	(672)	37	(817)	3	(814)

Balance at March 31, 2013	$1	$11	$28,072	$25,958	$(172)	$14,401	$(164)	$(1,205)	$(2,452)	$64,450	$422	$64,872

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of less than $1 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity — (Continued)

For the Three Months Ended March 31, 2012 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2011	$1	$11	$26,782	$24,814	$(172)	$9,115	$(441)	$(648)	$(1,943)	$57,519	$370	$57,889
Stock-based compensation			138							138		138
Dividends on preferred stock				(30)						(30)		(30)
Change in equity of noncontrolling interests											(41)	(41)
Net income (loss)				(144)						(144)	8	(136)
Other comprehensive income (loss), net of income tax						814	31	313	25	1,183	7	1,190

Balance at March 31, 2012	$1	$11	$26,920	$24,640	$(172)	$9,929	$(410)	$(335)	$(1,918)	$58,666	$344	$59,010

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of $16 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

(In millions)

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$2,733	$5,758

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	30,024	25,815
Equity securities	249	166
Mortgage loans	2,510	2,160
Real estate and real estate joint ventures	86	251
Other limited partnership interests	225	188
Purchases of:
Fixed maturity securities	(34,698)	(27,657)
Equity securities	(389)	(108)
Mortgage loans	(1,764)	(1,802)
Real estate and real estate joint ventures	(426)	(117)
Other limited partnership interests	(481)	(278)
Cash received in connection with freestanding derivatives	330	417
Cash paid in connection with freestanding derivatives	(2,428)	(1,566)
Net change in securitized reverse residential mortgage loans	—	(561)
Sales of businesses (1)	373	—
Sale of bank deposits	(6,395)	—
Net change in policy loans	(52)	(53)
Net change in short-term investments	3,303	5,522
Net change in other invested assets	(226)	(170)
Other, net	40	(40)

Net cash provided by (used in) investing activities	(9,719)	2,167

Cash flows from financing activities
Policyholder account balances:
Deposits	21,370	25,069
Withdrawals	(20,034)	(23,247)
Net change in payables for collateral under securities loaned and other transactions	528	(1,220)
Net change in bank deposits	8	(50)
Net change in short-term debt	—	(585)
Long-term debt repaid	(240)	(349)
Net change in liability for securitized reverse residential mortgage loans	—	561
Dividends on preferred stock	(30)	(30)
Dividends on common stock	(203)	—
Other, net	(75)	91

Net cash provided by (used in) financing activities	1,324	240

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(93)	41

Change in cash and cash equivalents	(5,755)	8,206
Cash and cash equivalents, beginning of period	15,738	10,461

Cash and cash equivalents, end of period	$9,983	$18,667

Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$264	$266

Income tax	$217	$83

Non-cash transactions:
Real estate and real estate joint ventures acquired in satisfaction of debt	$55	$123

(1)	See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

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

Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of February 28, 2013 and November 30, 2012 and the operating results of such subsidiaries for the three months ended February 28, 2013 and February 29, 2012.

The Company uses the equity method of accounting for investments in equity securities when it has significant influence or at least a 20% interest and for investments in real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations.

Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2013 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.

The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2013, its consolidated results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, its consolidated statements of equity for the three months ended March 31, 2013 and 2012, and its consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, (the “2012 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2012 Annual Report.

Adoption of New Accounting Pronouncements

Effective January 1, 2013, the Company adopted new guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures. See Note 9 for expanded disclosures.

Effective January 1, 2013, the Company adopted new guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of the guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives. See Note 7 for such expanded disclosures.

Future Adoption of New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding foreign currency (Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity), effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in section 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2013, the FASB issued new guidance regarding liabilities (ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligations. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and EMEA. In addition, the Company reports certain of its results of operations in Corporate & Other, which included MetLife Bank, National Association (“MetLife Bank”) (see Note 3) and other business activities.

As anticipated, in the third quarter of 2012, the Company continued to realign certain products and businesses among its existing segments. Management realigned certain individual disability income and property & casualty products, which were previously reported in the Group, Voluntary & Worksite Benefits segment and began reporting such product results in the Retail segment. In accordance with this realignment, prior period operating earnings for the Retail segment increased by $61 million, net of $19 million of income tax, with a corresponding decrease in the Group, Voluntary & Worksite Benefits segment, for the three months ended March 31, 2012. Management also realigned the businesses in South Asia and India, which were previously reported in the EMEA segment and began reporting such results in the Asia segment. In accordance with this realignment, prior period operating earnings for the Asia segment increased by $4 million, net of $2 million of income tax, with a corresponding decrease in the EMEA segment, for the three months ended March 31, 2012.

Americas

The Americas consists of the following segments:

Retail

The Retail segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two businesses: Life & Other and Annuities. Life & Other insurance products and services include variable life, universal life, term life and whole life products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products. Life & Other products and services also include individual disability income products and personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. Annuities includes a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs.

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

Latin America

The Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, group medical, dental, credit insurance, endowment and retirement & savings products written in Latin America. Starting in the first quarter of 2013, the Latin America segment includes U.S. sponsored direct business, comprised of group products sold through sponsoring organizations and affinity groups. Products included are life, dental, group short- and long-term disability, accidental death & dismemberment coverages, property & casualty and critical illness.

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

Corporate & Other

Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, and various start-up and certain run-off businesses. Start-up businesses include expatriate benefits insurance, as well as direct and digital marketing products. Corporate & Other also includes assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

Financial Measures and Segment Accounting Policies

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.

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

The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•

Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”);

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

Operating earnings also excludes the recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the third quarter of 2012, MetLife, Inc. began reporting additional MetLife Bank operations as Divested Businesses. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. Consequently, prior period results for Corporate & Other have increased by $1 million, net of $0 of income tax, for the three months ended March 31, 2012.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2013 and 2012. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	Americas
Three Months Ended March 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,547	$3,874	$464	$675	$6,560	$1,998	$567	$26	$9,151	$—	$9,151
Universal life and investment-type product policy fees	1,167	180	68	225	1,640	444	91	36	2,211	80	2,291
Net investment income	1,961	453	1,435	277	4,126	732	128	146	5,132	945	6,077
Other revenues	243	108	73	4	428	13	27	13	481	(1)	480
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	314	314
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(630)	(630)

Total revenues	4,918	4,615	2,040	1,181	12,754	3,187	813	221	16,975	708	17,683

Expenses
Policyholder benefits and claims and policyholder dividends	2,153	3,640	1,098	554	7,445	1,415	237	9	9,106	602	9,708
Interest credited to policyholder account balances	579	39	343	104	1,065	442	35	12	1,554	1,036	2,590
Capitalization of DAC	(374)	(33)	(17)	(105)	(529)	(546)	(177)	(4)	(1,256)	—	(1,256)
Amortization of DAC and VOBA	331	34	11	74	450	401	165	—	1,016	(192)	824
Amortization of negative VOBA	—	—	—	(1)	(1)	(113)	(17)	—	(131)	(15)	(146)
Interest expense on debt	—	—	2	(1)	1	—	1	286	288	33	321
Other expenses	1,278	588	143	372	2,381	1,094	448	164	4,087	308	4,395

Total expenses	3,967	4,268	1,580	997	10,812	2,693	692	467	14,664	1,772	16,436

Provision for income tax expense (benefit)	325	117	161	41	644	161	34	(193)	646	(394)	252

Operating earnings	$626	$230	$299	$143	$1,298	$333	$87	$(53)	1,665

Adjustments to:
Total revenues									708
Total expenses									(1,772)
Provision for income tax (expense) benefit									394

Income (loss) from continuing operations, net of income tax									$995		$995

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	Americas
Three Months Ended March 31, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,624	$3,585	$507	$686	$6,402	$2,039	$652	$14	$9,107	$22	$9,129
Universal life and investment-type product policy fees	1,114	166	51	196	1,527	362	80	40	2,009	69	2,078
Net investment income	1,911	436	1,401	299	4,047	681	157	192	5,077	1,123	6,200
Other revenues	209	108	64	5	386	16	36	14	452	145	597
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(110)	(110)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(1,978)	(1,978)

Total revenues	4,858	4,295	2,023	1,186	12,362	3,098	925	260	16,645	(729)	15,916

Expenses
Policyholder benefits and claims and policyholder dividends	2,228	3,313	1,092	592	7,225	1,360	343	11	8,939	508	9,447
Interest credited to policyholder account balances	596	42	339	100	1,077	429	33	—	1,539	1,018	2,557
Capitalization of DAC	(476)	(31)	(7)	(84)	(598)	(587)	(177)	—	(1,362)	(2)	(1,364)
Amortization of DAC and VOBA	404	30	10	55	499	373	146	—	1,018	(304)	714
Amortization of negative VOBA	—	—	—	(2)	(2)	(131)	(4)	—	(137)	(18)	(155)
Interest expense on debt	—	—	2	1	3	1	—	311	315	43	358
Other expenses	1,397	575	128	326	2,426	1,191	471	155	4,243	525	4,768

Total expenses	4,149	3,929	1,564	988	10,630	2,636	812	477	14,555	1,770	16,325

Provision for income tax expense (benefit)	240	123	161	50	574	161	41	(180)	596	(871)	(275)

Operating earnings	$469	$243	$298	$148	$1,158	$301	$72	$(37)	1,494

Adjustments to:
Total revenues									(729)
Total expenses									(1,770)
Provision for income tax (expense) benefit									871

Income (loss) from continuing operations, net of income tax									$(134)		$(134)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2013	December 31, 2012
	(In millions)
Retail	$342,524	$332,387
Group, Voluntary & Worksite Benefits	45,158	44,138
Corporate Benefit Funding	227,839	217,352
Latin America	25,640	23,272
Asia	124,510	131,138
EMEA	23,080	23,474
Corporate & Other	52,934	65,020

Total	$841,685	$836,781

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

3.	Acquisitions and Dispositions

2013 Pending Acquisition

Provida

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

2013 Disposition

MetLife Bank

On January 11, 2013, MetLife Bank and MetLife, Inc. completed the sale of MetLife Bank’s $6.4 billion of deposits to GE Capital Retail Bank for $6.4 billion in net consideration paid. On February 14, 2013, MetLife, Inc. announced that it had received the required approvals from both the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve (the “Federal Reserve Board”) to de-register as a bank holding company.

MetLife Bank has sold or has otherwise committed to exit substantially all of its operations. In conjunction with exiting its businesses (the “MetLife Bank Divestiture”), for the three months ended March 31, 2013 and 2012, the Company recorded net gains (losses) of ($59) million and $7 million, respectively, net of income tax, related to the gain on disposal of the depository business and other costs related to MetLife Bank’s businesses. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. The Company expects to incur additional charges of $80 million to $105 million, net of income tax, exclusive of incremental legal settlements, related to exiting MetLife Bank’s businesses. See Note 13.

Each of the businesses that were exited could not be separated from the rest of the MetLife Bank operations since the Company did not separately manage or report the businesses as a reportable segment, operating segment, or reporting unit. As a result, the businesses have not been reported as discontinued operations in the consolidated financial statements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2010 Acquisition

American Life Insurance Company

Branch Restructuring

During the first quarter of 2013, and in accordance with the closing agreement, American Life Insurance Company (“American Life”) entered into on March 4, 2010 (the “Closing Agreement”) with the Commissioner of the Internal Revenue Service (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report), the Company transferred the business of Portugal and Spain to wholly-owned subsidiaries. The deferred tax asset valuation allowance associated with this branch restructuring was reduced from $25 million at December 31, 2012 to $0 at March 31, 2013. For further information, see Note 19 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

A liability of $277 million was recognized in purchase accounting at November 1, 2010 for the anticipated and estimated costs associated with restructuring American Life’s foreign branches into subsidiaries in connection with the Closing Agreement. This liability has been reduced based on payments and revised estimates through March 31, 2013 resulting in a liability of $56 million at March 31, 2013.

Japan Income Tax Refund

In December 2012, the Tokyo District Court ruled in favor of the Japan branch of American Life in a tax case related to the deduction of unrealized foreign exchange losses on certain securities held by American Life prior to its acquisition by MetLife. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. During the first quarter of 2013, American Life received a refund of ¥16 billion ($176 million) related to income tax, interest and penalties. Under the indemnification provisions of the stock purchase agreement dated March 7, 2010, as amended, by and among MetLife, Inc., American International Group, Inc. (“AIG”) and AM Holdings LLC (formerly known as ALICO Holdings LLC), MetLife Inc. is required to remit the refund to AIG, net of certain amounts it can retain as a counter claim. The receipt of the refund, net of obligations to AIG with related foreign currency exchange impact and corresponding U.S. tax effects, resulted in a net charge of $24 million in the interim condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013, which was comprised of a $154 million charge included in other expenses, an $11 million gain included in other net investment gains (losses) and a $119 million benefit included in provision for income tax expense (benefit).

4.	Insurance

Guarantees

As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 7.

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

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	March 31, 2013		December 31, 2012
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (2)	$191,877	$94,429	$184,095	$89,137
Separate account value	$152,741	$89,992	$143,893	$84,354
Net amount at risk	$6,279	$2,978	$9,501	$4,593
Average attained age of contractholders	63 years	64 years	62 years	62 years

Two Tier Annuities
General account value	N/A	$856	N/A	$848
Net amount at risk	N/A	$224	N/A	$232
Average attained age of contractholders	N/A	52 years	N/A	51 years

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	March 31, 2013		December 31, 2012
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$14,743	$3,790	$14,256	$3,828
Net amount at risk	$187,848	$22,835	$189,197	$23,276
Average attained age of policyholders	55 years	60 years	54 years	60 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported in the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

5.	Closed Block

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	March 31, 2013	December 31, 2012
	(In millions)
Closed Block Liabilities
Future policy benefits	$42,366	$42,586
Other policy-related balances	310	298
Policyholder dividends payable	480	466
Policyholder dividend obligation	3,599	3,828
Current income tax payable	14	—
Other liabilities	646	602

Total closed block liabilities	47,415	47,780

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	30,109	30,546
Equity securities available-for-sale, at estimated fair value	91	41
Mortgage loans	6,068	6,192
Policy loans	4,661	4,670
Real estate and real estate joint ventures	460	459
Other invested assets	1,198	953

Total investments	42,587	42,861
Cash and cash equivalents	321	381
Accrued investment income	506	481
Premiums, reinsurance and other receivables	85	107
Current income tax recoverable	—	2
Deferred income tax assets	320	319

Total assets designated to the closed block	43,819	44,151

Excess of closed block liabilities over assets designated to the closed block	3,596	3,629

Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	2,714	2,891
Unrealized gains (losses) on derivatives, net of income tax	17	9
Allocated to policyholder dividend obligation, net of income tax	(2,339)	(2,488)

Total amounts included in AOCI	392	412

Maximum future earnings to be recognized from closed block assets and liabilities	$3,988	$4,041

Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$3,828	$2,919
Change in unrealized investment and derivative gains (losses)	(229)	909

Balance, end of period	$3,599	$3,828

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Revenues
Premiums	$464	$498
Net investment income	533	550
Net investment gains (losses)	3	11
Net derivative gains (losses)	8	(9)

Total revenues	1,008	1,050

Expenses
Policyholder benefits and claims	643	662
Policyholder dividends	242	268
Other expenses	42	45

Total expenses	927	975

Revenues, net of expenses before provision for income tax expense (benefit)	81	75
Provision for income tax expense (benefit)	27	27

Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	54	48
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	—	4

Revenues, net of expenses and provision for income tax expense (benefit)	$54	$52

MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following table presents the fixed maturity and equity securities available-for-sale (“AFS”) by sector. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairments (“OTTI”) losses. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”).

	March 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$102,086	$11,364	$444	$—	$113,006	$102,669	$11,887	$430	$—	$114,126
Foreign corporate (1)	61,067	5,322	305	(2)	66,086	61,806	5,654	277	(1)	67,184
Foreign government	49,951	5,552	68	—	55,435	51,967	5,440	71	—	57,336
U.S. Treasury and agency	49,258	5,229	30	—	54,457	41,874	6,104	11	—	47,967
RMBS	34,403	2,391	198	249	36,347	35,666	2,477	315	349	37,479
CMBS	17,015	935	53	—	17,897	18,177	1,009	57	—	19,129
ABS	15,841	423	137	13	16,114	15,762	404	156	13	15,997
State and political subdivision	12,912	2,110	70	—	14,952	12,949	2,169	70	—	15,048

Total fixed maturity securities	$342,533	$33,326	$1,305	$260	$374,294	$340,870	$35,144	$1,387	$361	$374,266

Equity securities:
Common stock	$1,985	$305	$8	$—	$2,282	$2,034	$147	$19	$—	$2,162
Non-redeemable preferred stock	913	71	78	—	906	804	65	140	—	729

Total equity securities	$2,898	$376	$86	$—	$3,188	$2,838	$212	$159	$—	$2,891

(1)

OTTI losses, as presented above, represent the noncredit portion of OTTI losses that is included in AOCI. OTTI losses include both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI losses for foreign corporate securities was in an unrealized gain position of $2 million and $1 million at March 31, 2013 and December 31, 2012, respectively, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $80 million and $85 million with unrealized gains (losses) of $19 million and $11 million at March 31, 2013 and December 31, 2012, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Maturities of Fixed Maturity Securities

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$23,879	$24,118	$24,177	$24,394
Due after one year through five years	70,432	74,386	66,973	70,759
Due after five years through ten years	80,420	89,648	82,376	91,975
Due after ten years	100,543	115,784	97,739	114,533

Subtotal	275,274	303,936	271,265	301,661
Structured securities (RMBS, CMBS and ABS)	67,259	70,358	69,605	72,605

Total fixed maturity securities	$342,533	$374,294	$340,870	$374,266

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

	March 31, 2013				December 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities:
U.S. corporate	$5,868	$171	$2,663	$273	$3,799	$88	$3,695	$342
Foreign corporate	4,884	146	2,144	157	2,783	96	2,873	180
Foreign government	1,428	28	462	40	1,431	22	543	49
U.S. Treasury and agency	2,645	30	—	—	1,951	11	—	—
RMBS	1,284	42	3,235	405	735	31	4,098	633
CMBS	1,440	16	401	37	842	11	577	46
ABS	2,356	43	1,015	107	1,920	30	1,410	139
State and political subdivision	525	10	243	60	260	4	251	66

Total fixed maturity securities	$20,430	$486	$10,163	$1,079	$13,721	$293	$13,447	$1,455

Equity securities:
Common stock	$67	$7	$12	$1	$201	$18	$14	$1
Non-redeemable preferred stock	56	1	274	77	—	—	295	140

Total equity securities	$123	$8	$286	$78	$201	$18	$309	$141

Total number of securities in an unrealized loss position	2,188		1,070		1,941		1,335

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities

As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.

Current Period Evaluation

Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at March 31, 2013. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.

Gross unrealized losses on fixed maturity securities in an unrealized loss position decreased $183 million during the three months ended March 31, 2013 from $1.7 billion to $1.6 billion. The decline in, or improvement in, gross unrealized losses for the three months ended March 31, 2013, was primarily attributable to narrowing credit spreads, partially offset by an increase in interest rates.

At March 31, 2013, $364 million of the total $1.6 billion of gross unrealized losses were from 116 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Investment Grade Fixed Maturity Securities

Of the $364 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $179 million, or 49%, are related to gross unrealized losses on 51 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed rate fixed maturity securities, rising interest rates since purchase.

Below Investment Grade Fixed Maturity Securities

Of the $364 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $185 million, or 51%, are related to gross unrealized losses on 65 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans), ABS (primarily foreign ABS) and foreign government securities (primarily European sovereign bonds) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels, sovereign debt levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates foreign government securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuer; and evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.

Equity Securities

Equity securities in an unrealized loss position decreased $73 million during the three months ended March 31, 2013 from $159 million to $86 million. Of the $86 million, $54 million were from 10 equity securities with gross unrealized

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 65% were rated A, AA, or AAA.

Fair Value Option and Trading Securities

See Note 8 for tables that present the categories of securities that comprise fair value option (“FVO”) and trading securities. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on FVO and trading securities and the related changes in estimated fair value subsequent to purchase included in net investment income and net investment gains (losses) for securities still held as of the end of the respective periods, as applicable.

Mortgage Loans

Mortgage Loans Held-for-Investment and Held-for-Sale by Portfolio Segment

Mortgage loans are summarized as follows at:

	March 31, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$39,605	71.2%	$40,472	71.0%
Agricultural	12,669	22.8	12,843	22.5
Residential	994	1.8	958	1.7

Subtotal (1)	53,268	95.8	54,273	95.2
Valuation allowances	(332)	(0.6)	(347)	(0.6)

Subtotal mortgage loans held-for-investment, net	52,936	95.2	53,926	94.6
Commercial mortgage loans held by CSEs	2,407	4.3	2,666	4.7

Total mortgage loans held-for-investment, net	55,343	99.5	56,592	99.3

Mortgage loans held-for-sale:
Residential — FVO	2	—	49	0.1
Mortgage loans — lower of amortized cost or estimated fair value	269	0.5	365	0.6

Total mortgage loans held-for-sale	271	0.5	414	0.7

Total mortgage loans, net	$55,614	100.0%	$57,006	100.0%

(1)	Purchases of mortgage loans were $50 million for the three months ended March 31, 2013. There were no mortgage loan purchases for the three months ended March 31, 2012.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans and Valuation Allowance by Portfolio Segment

The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows:

	March 31, 2013				December 31, 2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$533	$156	$14	$703	$539	$181	$13	$733
Evaluated collectively for credit losses	39,072	12,513	980	52,565	39,933	12,662	945	53,540

Total mortgage loans	39,605	12,669	994	53,268	40,472	12,843	958	54,273

Valuation allowances:
Specific credit losses	61	19	2	82	94	21	2	117
Non-specifically identified credit losses	214	35	1	250	199	31	—	230

Total valuation allowances	275	54	3	332	293	52	2	347

Mortgage loans, net of valuation allowance	$39,330	$12,615	$991	$52,936	$40,179	$12,791	$956	$53,926

Valuation Allowance Rollforward by Portfolio Segment

The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
For the Three Months Ended March 31, 2013:
Balance, beginning of period	$293	$52	$2	$347
Provision (release)	(18)	6	1	(11)
Charge-offs, net of recoveries	—	(4)	—	(4)

Balance, end of period	$275	$54	$3	$332

For the Three Months Ended March 31, 2012:
Balance, beginning of period	$398	$81	$2	$481
Provision (release)	(30)	(6)	1	(35)
Charge-offs, net of recoveries	—	—	—	—

Balance, end of period	$368	$75	$3	$446

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Quality of Commercial Mortgage Loans

Information about the credit quality of commercial mortgage loans held-for-investment is presented below at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2013:
Loan-to-value ratios:
Less than 65%	$29,872	$701	$363	$30,936	78.1%	$33,682	79.2%
65% to 75%	4,864	645	158	5,667	14.3	5,912	13.9
76% to 80%	918	297	341	1,556	3.9	1,582	3.7
Greater than 80%	1,066	183	197	1,446	3.7	1,342	3.2

Total	$36,720	$1,826	$1,059	$39,605	100.0%	$42,518	100.0%

December 31, 2012:
Loan-to-value ratios:
Less than 65%	$29,839	$730	$722	$31,291	77.3%	$33,730	78.3%
65% to 75%	5,057	672	153	5,882	14.6	6,129	14.2
76% to 80%	938	131	316	1,385	3.4	1,436	3.3
Greater than 80%	1,085	552	277	1,914	4.7	1,787	4.2

Total	$36,919	$2,085	$1,468	$40,472	100.0%	$43,082	100.0%

Credit Quality of Agricultural Mortgage Loans

Information about the credit quality of agricultural mortgage loans held-for-investment is presented below at:

	March 31, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,676	92.2%	$11,908	92.7%
65% to 75%	679	5.4	590	4.6
76% to 80%	79	0.6	92	0.7
Greater than 80%	235	1.8	253	2.0

Total	$12,669	100.0%	$12,843	100.0%

The estimated fair value of agricultural mortgage loans held-for-investment was $13.1 billion and $13.3 billion at March 31, 2013 and December 31, 2012, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Quality of Residential Mortgage Loans

Information about the credit quality of residential mortgage loans held-for-investment is presented below at:

	March 31, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$967	97.3%	$929	97.0%
Nonperforming	27	2.7	29	3.0

Total	$994	100.0%	$958	100.0%

The estimated fair value of residential mortgage loans held-for-investment was $1.0 billion at both March 31, 2013 and December 31, 2012.

Past Due and Interest Accrual Status of Mortgage Loans

The Company has a high quality, well performing, mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2013 and December 31, 2012. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In millions)
Commercial	$—	$2	$—	$—	$223	$84
Agricultural	105	116	44	53	75	67
Residential	27	29	—	—	18	18

Total	$132	$147	$44	$53	$316	$169

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Impaired Mortgage Loans

Information regarding impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
March 31, 2013:
Commercial	$261	$245	$61	$184	$302	$288	$563	$472
Agricultural	91	90	19	71	71	66	162	137
Residential	12	12	2	10	2	2	14	12

Total	$364	$347	$82	$265	$375	$356	$739	$621

December 31, 2012:
Commercial	$445	$436	$94	$342	$103	$103	$548	$445
Agricultural	110	107	21	86	79	74	189	160
Residential	13	13	2	11	—	—	13	11

Total	$568	$556	$117	$439	$182	$177	$750	$616

Unpaid principal balance is generally prior to any charge-offs.

The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Recorded Investment	Interest Income
	(In millions)
For the Three Months Ended March 31, 2013:
Commercial	$536	$3
Agricultural	169	1
Residential	14	—

Total	$719	$4

For the Three Months Ended March 31, 2012:
Commercial	$273	$3
Agricultural	229	1
Residential	14	—

Total	$516	$4

Mortgage Loans Modified in a Troubled Debt Restructuring

At March 31, 2013 and 2012, the Company had no mortgage loans modified during the period in a troubled debt restructuring.

During the three months ended March 31, 2013, the Company had no mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months. During the three months ended March 31, 2012, the Company had one agricultural mortgage loan that had a payment default with a carrying value after specific valuation

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

allowance of $8 million, which was modified as a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as described above.

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.3 billion and $6.1 billion at March 31, 2013 and December 31, 2012, respectively.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2013	December 31, 2012
	(In millions)
Fixed maturity securities	$31,932	$33,641
Fixed maturity securities with noncredit OTTI losses in AOCI	(260)	(361)

Total fixed maturity securities	31,672	33,280
Equity securities	341	97
Derivatives	1,393	1,274
Other	(16)	(30)

Subtotal	33,390	34,621

Amounts allocated from:
Insurance liability loss recognition	(5,613)	(6,049)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	9	19
DAC and VOBA	(2,242)	(2,485)
Policyholder dividend obligation	(3,599)	(3,828)

Subtotal	(11,445)	(12,343)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	87	119
Deferred income tax benefit (expense)	(7,788)	(7,973)

Net unrealized investment gains (losses)	14,244	14,424
Net unrealized investment gains (losses) attributable to noncontrolling interests	(7)	(5)

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$14,237	$14,419

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$(361)	$(724)
Noncredit OTTI losses and subsequent changes recognized (1)	31	(29)
Securities sold with previous noncredit OTTI loss	54	177
Subsequent changes in estimated fair value	16	215

Balance, end of period	$(260)	$(361)

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $24 million and ($21) million for the three months ended March 31, 2013 and year ended December 31, 2012, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2013
(In millions)
Balance, beginning of period	$14,419
Fixed maturity securities on which noncredit OTTI losses have been recognized	101
Unrealized investment gains (losses) during the period	(1,332)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	436
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(10)
DAC and VOBA	243
Policyholder dividend obligation	229
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(32)
Deferred income tax benefit (expense)	185

Net unrealized investment gains (losses)	14,239
Net unrealized investment gains (losses) attributable to noncontrolling interests	(2)

Balance, end of period	$14,237

Change in net unrealized investment gains (losses)	$(180)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(2)

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(182)

Concentrations of Credit Risk

Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese and Mexican governments and their agencies with an estimated fair value, at March 31, 2013, of $20.6 billion and $6.6 billion, respectively, and in fixed income securities of the Japanese government and its agencies with an estimated fair value, at December 31, 2012, of $22.4 billion. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $26.6 billion and $28.7 billion at March 31, 2013 and December 31, 2012, respectively.

Securities Lending

The Company participates in a securities lending program. Elements of the securities lending program are presented below at:

	March 31, 2013	December 31, 2012
	(In millions)
Securities on loan: (1)
Amortized cost	$27,034	$23,380
Estimated fair value	$29,605	$27,077
Cash collateral on deposit from counterparties (2)	$30,284	$27,727
Security collateral on deposit from counterparties (3)	$23	$104
Reinvestment portfolio — estimated fair value	$30,776	$28,112

(1)	Included within fixed maturity securities, short-term investments, equity securities and cash and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity and equity securities, and FVO and trading securities, and at carrying value for mortgage loans.

	March 31, 2013	December 31, 2012
	(In millions)
Invested assets on deposit (regulatory deposits)	$2,335	$2,362
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	11,702	12,434
Invested assets pledged as collateral (1)	23,763	23,251

Total invested assets on deposit, held in trust and pledged as collateral	$37,800	$38,047

(1)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding and advances agreements (see Notes 4 and 12 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report), collateral financing arrangements (see Note 13 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report) and derivative transactions (see Note 7).

Variable Interest Entities

The Company has invested in certain structured transactions (including CSEs), formed trusts to invest proceeds from certain collateral financing arrangements and has insurance operations, that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Consolidated VIEs

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2013 and December 31, 2012. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2013		December 31, 2012
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,449	$—	$3,439	$—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	2,453	2,282	2,730	2,545
Operating joint venture (3)	2,364	1,976	—	—
Investments:
Other limited partnership interests	187	14	356	8
FVO and trading securities	67	—	71	—
Other invested assets	85	—	85	—
Real estate joint ventures	11	14	11	14

Total	$8,616	$4,286	$6,692	$2,567

(1)

See Note 13 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets primarily consist of fixed maturity securities.

(2)

The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The assets and liabilities of these CSEs are primarily commercial mortgage loans held-for-investment and long-term debt, respectively. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $155 million and $168 million at estimated fair value at March 31, 2013 and December 31, 2012, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $33 million and $43 million for the three months ended March 31, 2013 and 2012, respectively.

(3)

Assets of the operating joint venture are primarily fixed maturity securities and separate account assets. Liabilities of the operating joint venture are primarily future policy benefits, other policyholder funds and separate account liabilities. The assets and liabilities of the operating joint venture were consolidated in earlier periods, however as a result of the quarterly reassessment in the first quarter of 2013 it was determined to be a consolidated VIE.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unconsolidated VIEs

The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$70,358	$70,358	$72,605	$72,605
U.S. and foreign corporate	5,150	5,150	5,287	5,287
Other limited partnership interests	4,717	6,259	4,436	5,908
Other invested assets	1,210	1,469	1,117	1,431
FVO and trading securities	603	603	563	563
Mortgage loans	199	199	351	351
Real estate joint ventures	114	119	150	157
Equity securities AFS:
Non-redeemable preferred	33	33	32	32

Total	$82,384	$84,190	$84,541	$86,334

(1)

The maximum exposure to loss relating to fixed maturity securities and the FVO and trading securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. The maximum exposure to loss relating to mortgage loans is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $309 million and $318 million at March 31, 2013 and December 31, 2012, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 13, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2013 and 2012.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Investment income:
Fixed maturity securities	$3,826	$3,808
Equity securities	24	32
FVO and trading securities — Actively Traded Securities and FVO general account securities (1)	21	45
Mortgage loans	738	830
Policy loans	155	158
Real estate and real estate joint ventures	193	177
Other limited partnership interests	246	182
Cash, cash equivalents and short-term investments	49	36
International joint ventures	(14)	3
Other	63	41

Subtotal	5,301	5,312
Less: Investment expenses	300	259

Subtotal, net	5,001	5,053

FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	1,039	1,015
Securitized reverse residential mortgage loans	—	85
FVO CSEs — interest income:
Commercial mortgage loans	37	45
Securities	—	2

Subtotal	1,076	1,147

Net investment income	$6,077	$6,200

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Actively Traded Securities and FVO general account securities	$13	$29
FVO contractholder-directed unit-linked investments	$956	$877

See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

Components of Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Finance	$(10)	$(32)
Consumer	(8)	(3)
Utility	(5)	(38)
Communications	—	(17)
Industrial	—	(1)

Total U.S. and foreign corporate securities	(23)	(91)
RMBS	(37)	(9)
CMBS	—	(30)
ABS	—	(2)
State and political subdivision	—	(1)

OTTI losses on fixed maturity securities recognized in earnings	(60)	(133)
Fixed maturity securities — net gains (losses) on sales and disposals	369	(7)

Total gains (losses) on fixed maturity securities (1)	309	(140)

Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(20)	—
Common stock	(1)	(15)

OTTI losses on equity securities recognized in earnings	(21)	(15)
Equity securities — net gains (losses) on sales and disposals	(6)	6

Total gains (losses) on equity securities	(27)	(9)

FVO and trading securities — FVO general account securities — changes in estimated fair value	4	4
Mortgage loans (1)	12	36
Real estate and real estate joint ventures	(14)	(4)
Other limited partnership interests	—	(2)
Other investment portfolio gains (losses)	7	(25)

Subtotal — investment portfolio gains (losses) (1)	291	(140)

FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	(13)	6
Long-term debt — related to commercial mortgage loans	22	—
Long-term debt — related to securities	(1)	(11)
Non-investment portfolio gains (losses) (2)	15	35

Subtotal FVO CSEs and non-investment portfolio gains (losses)	23	30

Total net investment gains (losses)	$314	$(110)

(1)

For the three months ended March 31, 2012, net investment gains (losses) includes a net gain of $95 million, as a result of the MetLife Bank Divestiture, which is comprised of gains (losses) on investments sold of $102 million, and impairments on mortgage loans of ($7) million. See Note 3.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Non-investment portfolio gains (losses) for the three months ended March 31, 2013 includes a gain of $30 million related to the MetLife Bank Divestiture. See Note 3.

See “— Variable Interest Entities” for discussion of CSEs.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $58 million for both the three months ended March 31, 2013 and 2012.

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$19,550	$19,394	$86	$125	$19,636	$19,519

Gross investment gains	$500	$325	$8	$10	$508	$335

Gross investment losses	(131)	(332)	(14)	(4)	(145)	(336)

Total OTTI losses recognized in earnings:
Credit-related	(42)	(73)	—	—	(42)	(73)
Other (1)	(18)	(60)	(21)	(15)	(39)	(75)

Total OTTI losses recognized in earnings	(60)	(133)	(21)	(15)	(81)	(148)

Net investment gains (losses)	$309	$(140)	$(27)	$(9)	$282	$(149)

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2013	2012
	(In millions)
Balance, beginning of period	$392	$471
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	1	16
Additional impairments — credit loss OTTI recognized on securities previously impaired	35	6
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(30)	(104)
Securities impaired to net present value of expected future cash flows	—	(8)

Balance, end of period	$398	$381

7.	Derivatives

Accounting for Derivatives

Freestanding Derivatives

Freestanding derivatives are carried in the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. See “— Credit Risk on Freestanding Derivatives”.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Embedded Derivatives

The Company purchases certain securities, issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

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

See Note 8 for information about the fair value hierarchy for derivatives.

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

The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company utilizes interest rate forwards in cash flow hedging relationships.

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

Credit Derivatives

The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in non-qualifying hedging relationships.

The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. Treasury securities, agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.

The Company also enters into certain purchased and written credit default swaps held in relation to trading portfolios for the purpose of generating profits on short-term differences in price. These credit default swaps are not designated as hedging instruments.

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

Primary Risks Managed by Derivatives

The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2013			December 31, 2012
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,438	$1,802	$74	$5,397	$1,921	$90
Foreign currency swaps	Foreign currency exchange rate	3,291	252	139	3,187	332	85

Subtotal		8,729	2,054	213	8,584	2,253	175

Cash flow hedges:
Interest rate swaps	Interest rate	3,482	539	7	3,642	705	—
Interest rate forwards	Interest rate	620	101	—	675	139	—
Foreign currency swaps	Foreign currency exchange rate	11,007	351	368	9,038	219	355
Credit forwards	Credit	60	—	—	—	—	—

Subtotal		15,169	991	375	13,355	1,063	355

Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	3,782	90	20	2,552	43	61
Currency options	Foreign currency exchange rate	5,000	137	—	4,375	43	3

Subtotal		8,782	227	20	6,927	86	64

Total qualifying hedges		32,680	3,272	608	28,866	3,402	594

Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	102,074	4,834	1,920	83,250	5,201	2,043
Interest rate floors	Interest rate	56,246	1,026	709	56,246	1,174	837
Interest rate caps	Interest rate	37,015	81	—	49,465	74	—
Interest rate futures	Interest rate	9,882	1	16	11,684	1	38
Interest rate options	Interest rate	34,474	769	74	16,328	640	60
Synthetic GICs	Interest rate	4,291	—	—	4,162	—	—
Foreign currency swaps	Foreign currency exchange rate	8,694	294	580	8,208	199	736
Foreign currency forwards	Foreign currency exchange rate	10,836	123	153	9,202	26	288
Currency futures	Foreign currency exchange rate	1,542	1	—	1,408	4	—
Currency options	Foreign currency exchange rate	730	37	—	129	1	—
Credit default swaps - purchased	Credit	3,925	14	42	3,674	11	34
Credit default swaps - written	Credit	8,909	91	3	8,879	79	5
Equity futures	Equity market	6,626	1	7	7,008	14	132
Equity options	Equity market	29,624	2,145	588	22,920	2,825	356
Variance swaps	Equity market	21,023	132	486	19,830	122	310
Total rate of return swaps	Equity market	3,541	2	108	3,092	4	103

Total non-designated or non-qualifying derivatives		339,432	9,551	4,686	305,485	10,375	4,942

Total		$372,112	$12,823	$5,294	$334,351	$13,777	$5,536

Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship as of March 31, 2013 and December 31, 2012. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes in the consolidated statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Derivatives and hedging gains (losses) (1)	$(2,314)	$(3,802)
Embedded derivatives	1,684	1,824

Total net derivative gains (losses)	$(630)	$(1,978)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Qualifying hedges:
Net investment income	$36	$24
Interest credited to policyholder account balances	35	45
Other expenses	(3)	(1)
Non-qualifying hedges:
Net investment income	(1)	(1)
Other revenues	—	18
Net derivative gains (losses)	15	(11)
Policyholder benefits and claims	(65)	(62)

Total	$17	$12

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)
	(In millions)
For the Three Months Ended March 31, 2013:
Interest rate derivatives	$(233)	$—	$2	$—
Foreign currency exchange rate derivatives	(451)	—	—	—
Credit derivatives - purchased	(6)	(3)	—	—
Credit derivatives - written	32	—	—	—
Equity derivatives	(1,553)	(7)	(274)	—

Total	$(2,211)	$(10)	$(272)	$—

For the Three Months Ended March 31, 2012:
Interest rate derivatives	$(1,459)	$—	$—	$(114)
Foreign currency exchange rate derivatives	(342)	—	—	—
Credit derivatives - purchased	(188)	(9)	—	—
Credit derivatives - written	104	—	—	—
Equity derivatives	(1,938)	7	(263)	—

Total	$(3,823)	$(2)	$(263)	$(114)

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
For the Three Months Ended March 31, 2013:
Interest rate swaps:	Fixed maturity securities	$8	$(8)	$—
	Policyholder liabilities (1)	(153)	152	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	4	(5)	(1)
	Foreign-denominated PABs (2)	(139)	133	(6)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$(280)	$272	$(8)

For the Three Months Ended March 31, 2012:
Interest rate swaps:	Fixed maturity securities	$6	$(6)	$—
	Policyholder liabilities (1)	(300)	301	1
Foreign currency swaps:	Foreign-denominated fixed maturity securities	2	(2)	—
	Foreign-denominated PABs (2)	57	(63)	(6)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(58)	56	(2)

Total		$(293)	$286	$(7)

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2013, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness. For the three months ended March 31, 2012, an insignificant amount of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified $0 and $3 million from AOCI into net derivative gains (losses) for the three months ended March 31, 2013 and 2012, respectively, related to such discontinued cash flow hedges.

At both March 31, 2013 and December 31, 2012, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2013 and December 31, 2012, the balance in AOCI associated with cash flow hedges was $1.4 billion and $1.3 billion, respectively.

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
		(In millions)
For the Three Months Ended March 31, 2013:
Interest rate swaps	$(124)	$4	$2	$—	$(2)
Interest rate forwards	(25)	3	1	(1)	—
Foreign currency swaps	87	(189)	(1)	—	4
Credit forwards	—	—	—	—	—

Total	$(62)	$(182)	$2	$(1)	$2

For the Three Months Ended March 31, 2012:
Interest rate swaps	$(293)	$1	$1	$(2)	$4
Interest rate forwards	(88)	—	—	—	1
Foreign currency swaps	(104)	11	(1)	—	(1)
Credit forwards	—	—	—	—	—

Total	$(485)	$12	$—	$(2)	$4

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2013, $33 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

Hedges of Net Investments in Foreign Operations

The Company uses foreign currency exchange rate derivatives, which may include foreign currency forwards and currency options, to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on these derivatives based upon the change in forward rates.

When net investments in foreign operations are sold or substantially liquidated, the amounts in AOCI are reclassified to the consolidated statement of operations, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in net investment hedging relationships in the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
For the Three Months Ended March 31, 2013:
Foreign currency forwards	$80
Currency options	90

Total	$170

For the Three Months Ended March 31, 2012:
Foreign currency forwards	$(52)
Currency options	1

Total	$(51)

(1)

During the three months ended March 31, 2013 and 2012, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)

There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2013 and December 31, 2012, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $72 million and ($98) million, respectively.

Credit Derivatives

In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.9 billion at both March 31, 2013 and December 31, 2012. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2013 and December 31, 2012, the Company would have received $88 million and $74 million, respectively, to terminate all of these contracts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2013			December 31, 2012
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$9	$717	2.5	$10	$777	2.7
Credit default swaps referencing indices	36	2,713	1.8	42	2,713	2.1

Subtotal	45	3,430	2.0	52	3,490	2.2

Baa
Single name credit default swaps (corporate)	12	1,209	3.4	8	1,314	3.4
Credit default swaps referencing indices	21	3,945	5.1	11	3,750	4.9

Subtotal	33	5,154	4.7	19	5,064	4.5

Ba
Single name credit default swaps (corporate)	—	25	2.4	—	25	2.7
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	25	2.4	—	25	2.7

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	10	300	5.2	3	300	4.9

Subtotal	10	300	5.2	3	300	4.9

Total	$88	$8,909	3.7	$74	$8,879	3.6

(1)

The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $8.9 billion and $8.9 billion from the table above were $70 million and $150 million at March 31, 2013 and December 31, 2012, respectively.

Written credit default swaps held in relation to the trading portfolio amounted to $30 million in notional and $0 in fair value at March 31, 2013. Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at December 31, 2012.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Risk on Freestanding Derivatives

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of master netting agreements and any collateral received pursuant to credit support annexes.

The Company manages its credit risk related to OTC derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC derivative transactions are generally governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited, to events of default and bankruptcy. In the event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC derivatives. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives. See Note 8 for a description of the impact of credit risk on the valuation of derivatives.

The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2013		December 31, 2012
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
Over-the-counter (1)	$13,091	$5,414	$14,048	$5,480
Exchange-traded	3	23	19	170

Total gross estimated fair value of derivatives (1)	13,094	5,437	14,067	5,650
Amounts offset in the consolidated balance sheets	—	—	—	—

Estimated fair value of derivatives presented in the consolidated balance sheets (1)	13,094	5,437	14,067	5,650
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
Over-the-counter	(4,548)	(4,548)	(4,562)	(4,562)
Exchange-traded	(3)	(3)	(19)	(19)
Cash collateral: (3)
Over-the-counter	(3,912)	(2)	(5,960)	(1)
Exchange-traded	—	(20)	—	(151)
Securities collateral: (4)
Over-the-counter	(4,372)	(769)	(3,526)	(875)
Exchange-traded	—	—	—	—

Net amount after application of master netting agreements and collateral	$259	$95	$—	$42

(1)

At March 31, 2013 and December 31, 2012, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $271 million and $290 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $143 million and $114 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)

Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2013 and December 31, 2012, the Company received excess cash collateral of $19 million and $0, respectively, and provided excess cash collateral of $422 million and $290 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)

Securities collateral received by the Company are held in separate custodial accounts and are not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at March 31, 2013 none of the collateral had been sold or repledged. Securities collateral pledged by the Company are reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2013 and December 31, 2012, the Company received excess securities collateral of $239 million and $161 million, respectively, for its OTC derivatives and $0 and $0, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2013 and December 31, 2012, the Company provided excess securities collateral of $110 million and $0, respectively, for its OTC derivatives and $40 million and $40 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
March 31, 2013:
Derivatives subject to credit-contingent provisions	$729	$737	$—	$20	$24
Derivatives not subject to credit-contingent provisions	79	142	3	—	—

Total	$808	$879	$3	$20	$24

December 31, 2012:
Derivatives subject to credit-contingent provisions	$771	$775	$—	$35	$73
Derivatives not subject to credit-contingent provisions	79	100	1	—	—

Total	$850	$875	$1	$35	$73

(1)	After taking into consideration the existence of netting agreements.

Embedded Derivatives

The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and certain GMIBs; ceded reinsurance of guaranteed minimum benefits related to GMABs and certain GMIBs; assumed reinsurance of guaranteed minimum benefits related to GMWBs and GMABs; funding agreements with equity or bond indexed crediting rates; funds withheld on assumed and ceded reinsurance; and certain debt and equity securities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2013	December 31, 2012
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$356	$439
Funds withheld on assumed reinsurance	Other invested assets	63	66
Options embedded in debt or equity securities	Investments	(147)	(88)
Other	Other invested assets	1	1

Net embedded derivatives within asset host contracts		$273	$418

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(165)	$923
Assumed guaranteed minimum benefits	PABs	2,024	2,582
Funds withheld on ceded reinsurance	Other liabilities	144	162
Other	PABs	15	17

Net embedded derivatives within liability host contracts		$2,018	$3,684

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net derivative gains (losses) (1)	$1,684	$1,824
Policyholder benefits and claims	$(47)	$(47)

(1)

The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($414) million and ($1.2) billion for the three months ended March 31, 2013 and 2012, respectively.

8.	Fair Value

Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below.

	March 31, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$106,580	$6,426	$113,006
Foreign corporate	—	60,261	5,825	66,086
Foreign government	—	53,232	2,203	55,435
U.S. Treasury and agency	30,283	24,059	115	54,457
RMBS	1,148	32,773	2,426	36,347
CMBS	—	16,813	1,084	17,897
ABS	—	12,348	3,766	16,114
State and political subdivision	—	14,899	53	14,952

Total fixed maturity securities	31,431	320,965	21,898	374,294

Equity securities:
Common stock	1,041	1,052	189	2,282
Non-redeemable preferred stock	—	505	401	906

Total equity securities	1,041	1,557	590	3,188

FVO and trading securities:
Actively Traded Securities	6	772	14	792
FVO general account securities	—	145	44	189
FVO contractholder-directed unit-linked investments	9,593	5,148	831	15,572
FVO securities held by CSEs	—	35	—	35

Total FVO and trading securities	9,599	6,100	889	16,588
Short-term investments (1)	4,986	5,630	2,130	12,746
Mortgage loans:
Commercial mortgage loans held by CSEs	—	2,407	—	2,407
Mortgage loans held-for-sale (2)	—	—	2	2

Total mortgage loans	—	2,407	2	2,409
Other invested assets:
Other investments	165	100	—	265
Derivative assets: (3)
Interest rate	1	8,989	163	9,153
Foreign currency exchange rate	1	1,245	39	1,285
Credit	—	67	38	105
Equity market	1	1,904	375	2,280

Total derivative assets	3	12,205	615	12,823

Total other invested assets	168	12,305	615	13,088
Net embedded derivatives within asset host contracts (4)	—	1	419	420
Separate account assets (5)	33,790	214,211	1,219	249,220

Total assets	$81,015	$563,176	$27,762	$671,953

Liabilities:
Derivative liabilities: (3)
Interest rate	$16	$2,765	$19	$2,800
Foreign currency exchange rate	—	1,251	9	1,260
Credit	—	45	—	45
Equity market	7	668	514	1,189

Total derivative liabilities	23	4,729	542	5,294
Net embedded derivatives within liability host contracts (4)	—	15	2,003	2,018
Long-term debt of CSEs	—	2,237	31	2,268
Trading liabilities (6)	155	—	—	155

Total liabilities	$178	$6,981	$2,576	$9,735

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2012
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$106,693	$7,433	$114,126
Foreign corporate	—	60,976	6,208	67,184
Foreign government	—	55,522	1,814	57,336
U.S. Treasury and agency	27,441	20,455	71	47,967
RMBS	—	35,442	2,037	37,479
CMBS	—	17,982	1,147	19,129
ABS	—	12,341	3,656	15,997
State and political subdivision	—	14,994	54	15,048

Total fixed maturity securities	27,441	324,405	22,420	374,266

Equity securities:
Common stock	932	1,040	190	2,162
Non-redeemable preferred stock	—	310	419	729

Total equity securities	932	1,350	609	2,891

FVO and trading securities:
Actively Traded Securities	7	646	6	659
FVO general account securities	—	151	32	183
FVO contractholder-directed unit-linked investments	9,103	5,425	937	15,465
FVO securities held by CSEs	—	41	—	41

Total FVO and trading securities	9,110	6,263	975	16,348
Short-term investments (1)	9,426	6,295	429	16,150
Mortgage loans:
Commercial mortgage loans held by CSEs	—	2,666	—	2,666
Mortgage loans held-for-sale (2)	—	—	49	49

Total mortgage loans	—	2,666	49	2,715
Other invested assets:
Other investments	303	123	—	426
Derivative assets: (3)
Interest rate	1	9,648	206	9,855
Foreign currency exchange rate	4	819	44	867
Credit	—	47	43	90
Equity market	14	2,478	473	2,965

Total derivative assets	19	12,992	766	13,777

Total other invested assets	322	13,115	766	14,203
Net embedded derivatives within asset host contracts (4)	—	1	505	506
Separate account assets (5)	31,620	202,568	1,205	235,393

Total assets	$78,851	$556,663	$26,958	$662,472

Liabilities:
Derivative liabilities: (3)
Interest rate	$38	$3,001	$29	$3,068
Foreign currency exchange rate	—	1,521	7	1,528
Credit	—	39	—	39
Equity market	132	424	345	901

Total derivative liabilities	170	4,985	381	5,536
Net embedded derivatives within liability host contracts (4)	—	17	3,667	3,684
Long-term debt of CSEs	—	2,483	44	2,527
Trading liabilities (6)	163	—	—	163

Total liabilities	$333	$7,485	$4,092	$11,910

(1)

Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)

Mortgage loans held-for-sale are comprised of residential mortgage loans held-for-sale. See “— Fair Value Option” for additional information. The amounts in the preceding tables differ from the amounts presented in the consolidated balance sheets as these tables do not include mortgage loans that are stated at lower of amortized cost or estimated fair value.

(3)

Derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(4)

Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs in the consolidated balance sheets. At March 31, 2013, fixed maturity securities and equity securities also included embedded derivatives of $0 and ($147) million, respectively. At December 31, 2012, fixed maturity securities and equity securities included embedded derivatives of $0 and ($88) million, respectively.

(5)

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

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 6% of the total estimated fair value of Level 3 fixed maturity securities.

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

Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities

When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

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

Level 2 Valuation Techniques and Key Inputs:

This level includes securities priced principally by independent pricing services using observable inputs. FVO and trading securities, short-term investments and other investments within this level are of a similar nature and class to the Level 2 fixed maturity securities and equity securities. Contractholder-directed unit-linked investments reported within FVO and trading securities include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported NAV provided by the fund managers, which were based on observable inputs.

U.S. corporate and foreign corporate securities

These securities are principally valued using the market and income approaches. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

trades of identical or comparable securities. Privately placed securities are valued using matrix pricing methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer, and in certain cases, delta spread adjustments to reflect specific credit-related issues.

Foreign government and state and political subdivision securities

These securities are principally valued using the market approach. Valuations are based primarily on matrix pricing or other similar techniques using standard market observable inputs, including a benchmark U.S. Treasury yield or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.

U.S. Treasury and agency securities

These securities are principally valued using the market approach. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques using standard market observable inputs such as a benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury yield curve for the identical security and comparable securities that are actively traded.

Structured securities comprised of RMBS, CMBS and ABS

These securities are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using standard market inputs, including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information, including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

Common and non-redeemable preferred stock

These securities are principally valued using the market approach. Valuations are based principally on observable inputs, including quoted prices in markets that are not considered active.

Level 3 Valuation Techniques and Key Inputs:

In general, securities classified within Level 3 use many of the same valuation techniques and inputs as described previously for Level 2. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or a lack of transparency in the process to develop the valuation estimates, generally causing these investments to be classified in Level 3.

FVO and trading securities and short-term investments within this level are of a similar nature and class to the Level 3 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

U.S. corporate and foreign corporate securities

These securities, including financial services industry hybrid securities classified within fixed maturity securities, are principally valued using the market approach. Valuations are based primarily on matrix pricing or other similar

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

techniques that utilize unobservable inputs or inputs that cannot be derived principally from, or corroborated by, observable market data, including illiquidity premium, delta spread adjustments to reflect specific credit-related issues, credit spreads; and inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on independent non-binding broker quotations.

Foreign government and state and political subdivision securities

These securities are principally valued using the market approach. Valuations are based primarily on independent non-binding broker quotations and inputs, including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on matrix pricing that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads.

Structured securities comprised of RMBS, CMBS and ABS

These securities are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads. Below investment grade securities, alternative residential mortgage loan RMBS and sub-prime RMBS included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain of these valuations are based on independent non-binding broker quotations.

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

Mortgage Loans

The Company has elected the FVO for commercial mortgage loans held by CSEs and certain residential mortgage loans held-for-sale.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Level 3 Valuation Techniques and Key Inputs:

Mortgage Loans Held-for-Sale

For these investments, when pricing for securities backed by similar adjustable-rate loans is not observable, the estimated fair value is determined using unobservable independent broker quotations or valuation models using significant unobservable inputs.

Separate Account Assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets. Separate account assets include: mutual funds, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents.

Level 2 Valuation Techniques and Key Inputs:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities” and “— Derivatives —Freestanding Derivatives.” Also included are certain mutual funds and hedge funds without readily determinable fair values as prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAVs provided by the fund managers.

Level 3 Valuation Techniques and Key Inputs:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities” and “— Derivatives —Freestanding Derivatives.” Also included are other limited partnership interests, which are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables that may impact the exit value of the particular partnership interest.

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”

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

Freestanding Derivatives

Level 2 Valuation Techniques and Key Inputs:

This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3. These derivatives are principally valued using the income approach.

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

Interest rate

Non-option-based. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

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

The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs in the consolidated balance sheets.

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

Transfers between Levels 1 and 2:

Transfers between Levels 1 and 2 were not significant for assets and liabilities measured at estimated fair value and still held at March 31, 2013 and 2012.

Transfers into or out of Level 3:

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

Transfers into Level 3 for fixed maturity securities were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or credit spreads.

Transfers out of Level 3 for fixed maturity securities resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement, and the sensitivity of the estimated fair value to changes in those inputs, for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at:

					March 31, 2013				December 31, 2012				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)

Fixed maturity securities: (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(50)	–	250	86	(50)	–	500	90	Decrease
			•	Illiquidity premium (4)	30	–	30	30	30	–	30	30	Decrease
			•	Credit spreads (4)	(1,424)	–	716	259	(1,416)	–	876	272	Decrease
			•	Offered quotes (5)	—	–	127	100	—	–	348	115	Increase
	•	Consensus pricing	•	Offered quotes (5)	18	–	575	94	—	–	555	92	Increase

Foreign government	•	Matrix pricing	•	Credit spreads (4)	5	–	52	31	(58)	–	150	72	Decrease
	•	Market pricing	•	Quoted prices (5)	—	–	149	93	77	–	146	99	Increase
	•	Consensus pricing	•	Offered quotes (5)	82	–	187	120	82	–	200	117	Increase

RMBS	•	Matrix pricing and
		discounted cash flow	•	Credit spreads (4)	(123)	–	2,980	342	9	–	2,980	521	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	73	–	110	97	13	–	109	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	22	–	100	75	28	–	100	75	Increase (6)

CMBS	•	Matrix pricing and
		discounted cash flow	•	Credit spreads (4)	383	–	14,811	874	1	–	9,164	374	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	11	–	104	98	1	–	106	99	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	109	–	109	109					Increase (6)

ABS	•	Matrix pricing and
		discounted cash flow	•	Credit spreads (4)	35	–	1,828	183	—	–	1,829	109	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	–	109	101	40	–	105	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	—	–	111	90	—	–	111	97	Increase (6)

Derivatives:
Interest rate	•	Present value techniques	•	Swap yield (7)	186	–	378		186	–	353		Increase (12)

Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	230	–	762		228	–	795		Increase (12)
			•	Correlation (8)	43%	–	58%		43%	–	57%

Credit	•	Present value techniques	•	Credit spreads (9)	100	–	100		100	–	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)

Equity market	•	Present value techniques	•	Volatility (11)	14%	–	29%		13%	–	32%		Increase (12)
		or option pricing models	•	Correlation (8)	60%	–	60%		65%	–	65%

Embedded derivatives:
Direct and assumed	•	Option pricing	•	Mortality rates:
guaranteed		techniques		Ages 0 - 40	0%	–	0.14%		0%	–	0.14%		Decrease (13)
minimum benefits				Ages 41 - 60	0.05%	–	0.88%		0.05%	–	0.88%		Decrease (13)
				Ages 61 - 115	0.26%	–	100%		0.26%	–	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	–	100%		0.50%	–	100%		Decrease (14)
				Durations 11 - 20	2%	–	100%		2%	–	100%		Decrease (14)
				Durations 21 - 116	2%	–	100%		2%	–	100%		Decrease (14)
			•	Utilization rates	20%	–	50%		20%	–	50%		Increase (15)
			•	Withdrawal rates	0%	–	20%		0.07%	–	20%		(16)
			•	Long-term equity
				volatilities	13.69%	–	40%		15.18%	–	40%		Increase (17)
			•	Nonperformance risk
				spread	(0.08%)	–	1.42%		0.10%	–	1.72%		Decrease (18)

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)	The impact of a decrease in input would have the opposite impact on the estimated fair value.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Range and, if applicable, weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(6)

Changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

(7)

Ranges represent the rates across different yield curves and are presented in basis points. The swap yield curve is utilized among different types of derivatives to project cash flows, as well as to discount future cash flows to present value. Since this valuation methodology uses a range of inputs across a yield curve to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(8)

Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.

(9)

Represents the risk quoted in basis points of a credit default event on the underlying instrument. The range being provided is a single quoted spread in the valuation model. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(10)	At both March 31, 2013 and December 31, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)

Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(12)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(13)

Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(14)

Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(15)

The utilization rate assumption estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(16)

The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.

(17)

Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(18)

Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The long-term debt of CSEs is valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended March 31, 2013:
Balance, beginning of period	$7,433	$6,208	$1,814	$71	$2,037	$1,147	$3,656	$54
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	6	1	5	—	8	—	3	—
Net investment gains (losses)	(4)	(17)	5	—	(1)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	171	1	(25)	—	112	(21)	(23)	—
Purchases (3)	288	313	395	45	432	392	805	—
Sales (3)	(326)	(275)	(41)	(1)	(77)	(315)	(275)	(1)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	412	26	149	—	9	143	1	—
Transfers out of Level 3 (4)	(1,554)	(432)	(99)	—	(94)	(262)	(401)	—

Balance, end of period	$6,426	$5,825	$2,203	$115	$2,426	$1,084	$3,766	$53

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$4	$4	$6	$—	$8	$(2)	$3	$—
Net investment gains (losses)	$(5)	$(18)	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended March 31, 2013:
Balance, beginning of period	$190	$419	$6	$32	$937	$429	$49
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	4	(27)	1	—
Net investment gains (losses)	(1)	(22)	—	—	—	(23)	—
Net derivative gains (losses)	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—
OCI	(3)	48	—	—	—	21	—
Purchases (3)	5	3	8	—	578	2,048	—
Sales (3)	(2)	(47)	—	(7)	(628)	(341)	(43)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(4)
Transfers into Level 3 (4)	—	—	—	15	30	—	—
Transfers out of Level 3 (4)	—	—	—	—	(59)	(5)	—

Balance, end of period	$189	$401	$14	$44	$831	$2,130	$2

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$3	$(1)	$2	$—
Net investment gains (losses)	$—	$(20)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
	(In millions)
Three Months Ended March 31, 2013:
Balance, beginning of period	$177	$37	$43	$128	$(3,162)	$1,205	$(44)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	16	(1)
Net derivative gains (losses)	5	(8)	(5)	(272)	1,690	—	—
Other revenues	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	13	(47)	—	—
Other expenses	—	—	—	—	—	—	—
OCI	(25)	—	—	(1)	104	—	—
Purchases (3)	—	—	—	—	—	92	—
Sales (3)	—	—	—	—	—	(49)	—
Issuances (3)	—	—	—	—	—	3	—
Settlements (3)	(13)	1	—	(7)	(169)	—	14
Transfers into Level 3 (4)	—	—	—	—	—	3	—
Transfers out of Level 3 (4)	—	—	—	—	—	(51)	—

Balance, end of period	$144	$30	$38	$(139)	$(1,584)	$1,219	$(31)

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$5	$(7)	$(5)	$(272)	$1,683	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$13	$(46)	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended March 31, 2012:
Balance, beginning of period	$6,784	$4,370	$2,322	$31	$1,602	$753	$1,850	$53
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	5	3	—	7	6	6	—
Net investment gains (losses)	(1)	(41)	(1)	—	(1)	(18)	1	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	2	107	34	(1)	8	4	(18)	3
Purchases (3)	730	435	256	—	794	66	542	26
Sales (3)	(313)	(112)	(141)	(6)	(128)	(57)	(135)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	118	44	36	—	—	8	—	—
Transfers out of Level 3 (4)	(17)	(162)	(296)	—	(36)	—	(48)	—

Balance, end of period	$7,305	$4,646	$2,213	$24	$2,246	$762	$2,198	$82

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$5	$3	$—	$7	$6	$6	$—
Net investment gains (losses)	$(1)	$(30)	$(1)	$—	$—	$(15)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Mortgage Loans Held- for-sale	MSRs (9)
	(In millions)
Three Months Ended March 31, 2012:
Balance, beginning of period	$281	$438	$—	$23	$1,386	$590	$1,414	$666
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	—	—	7	17	2	—	—
Net investment gains (losses)	(1)	(3)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	32	45
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	6	28	—	—	—	2	—	—
Purchases (3)	20	—	13	—	870	213	—	—
Sales (3)	—	(17)	—	—	(1,037)	(100)	—	—
Issuances (3)	—	—	—	—	—	—	277	59
Settlements (3)	—	—	—	—	—	—	(18)	(43)
Transfers into Level 3 (4)	15	—	—	—	4	—	12	—
Transfers out of Level 3 (4)	(54)	—	—	—	(3)	(245)	(9)	—

Balance, end of period	$268	$446	$13	$30	$1,237	$462	$1,708	$727

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$7	$26	$2	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$32	$47
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs	Liability Related to Securitized Reverse Mortgage Loans (9)
	(In millions)
Three Months Ended March 31, 2012:
Balance, beginning of period	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$(1,175)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	55	(10)	—
Net derivative gains (losses)	1	17	43	(508)	1,873	—	—	—
Other revenues	(63)	—	—	—	—	—	—	(2)
Policyholder benefits and claims	—	—	—	16	(47)	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(86)	—	—	(4)	103	—	—	—
Purchases (3)	—	—	—	—	—	139	—	—
Sales (3)	—	—	—	—	—	(143)	—	—
Issuances (3)	—	—	(3)	—	—	1	—	(340)
Settlements (3)	(10)	(7)	(3)	—	(139)	(4)	44	12
Transfers into Level 3 (4)	—	—	—	—	—	26	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(17)	—	—

Balance, end of period	$142	$54	$38	$393	$(2,413)	$1,382	$(82)	$(1,505)

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(10)	$—
Net derivative gains (losses)	$2	$7	$41	$(507)	$1,864	$—	$—	$—
Other revenues	$3	$—	$—	$—	$—	$—	$—	$(3)
Policyholder benefits and claims	$—	$—	$—	$16	$(46)	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

(1)

Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities and certain mortgage loans are included in net investment gains (losses) while changes in the estimated fair value of certain mortgage loans and mortgage servicing rights (“MSRs”) are included in other revenues. Lapses associated with net embedded derivatives are included in net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(4)

Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(5)	Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

(9)

See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for a discussion of the MetLife Bank Divestiture. See Note 10 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for discussion of the valuation techniques and key inputs. Other revenues related to MSRs represent the changes in estimated fair value due to changes in valuation model inputs or assumptions.

Fair Value Option

The following table presents information for certain assets and liabilities accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	Mortgage Loans Held-for-Sale (1)		Certain Assets and Liabilities of CSEs (2)
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In millions)
Assets:
Unpaid principal balance	$4	$80	$2,293	$2,539
Difference between estimated fair value and unpaid principal balance	(2)	(31)	114	127

Carrying value at estimated fair value	$2	$49	$2,407	$2,666

Loans in non-accrual status	$1	$3	$—	$—
Loans more than 90 days past due	$1	$23	$—	$—
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(2)	$(14)	$—	$—

Liabilities:
Contractual principal balance			$2,191	$2,430
Difference between estimated fair value and contractual principal balance			77	97

Carrying value at estimated fair value			$2,268	$2,527

(1)

Interest income on residential mortgage loans held-for-sale is recorded based on the stated rate of the loan and is included in net investment income. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales are recognized in other revenues. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(1)	$(2)
Other changes in estimated fair value	—	170

Total gains (losses) recognized in other revenues	$(1)	$168

(2)

These assets and liabilities are comprised of the commercial mortgage loans and the long-term debt. Changes in estimated fair value on these assets and liabilities and gains or losses on sales of these assets are recognized in net investment gains (losses). Interest income on commercial mortgage loans held by CSEs is recognized in net investment income. Interest expense from long-term debt of CSEs is recognized in other expenses.

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

	Three Months Ended March 31,
	2013			2012
	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$248	$255	$7	$166	$167	$1
Held-for-sale	$288	$267	$(21)	$320	304	$(16)
Other limited partnership interests (2)	$1	$1	$—	$10	$7	$(3)
Real estate joint ventures (3)	$5	$3	$(2)	$5	$2	$(3)

(1)

The carrying value after measurement has been adjusted for the excess of the carrying value prior to measurement over the estimated fair value. Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)

For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2013 and 2012 were not significant.

(3)

For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both March 31, 2013 and 2012 were not significant.

Fair Value of Financial Instruments Carried at Other Than Fair Value

The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

primarily classified in Level 2 and, to a lesser extent, in Level 1, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$52,936	$—	$—	$56,652	$56,652
Held-for-sale	269	—	—	269	269

Mortgage loans, net	$53,205	$—	$—	$56,921	$56,921
Policy loans	$11,781	$—	$1,690	$12,376	$14,066
Real estate joint ventures	$108	$—	$—	$169	$169
Other limited partnership interests	$1,132	$—	$—	$1,265	$1,265
Other invested assets	$882	$232	$301	$349	$882
Premiums, reinsurance and other receivables	$2,894	$—	$408	$2,756	$3,164
Other assets	$259	$—	$214	$77	$291
Liabilities:
PABs	$149,851	$—	$—	$157,571	$157,571
Bank deposits	$—	$—	$—	$—	$—
Long-term debt	$16,422	$—	$18,603	$—	$18,603
Collateral financing arrangements	$4,196	$—	$—	$3,879	$3,879
Junior subordinated debt securities	$3,193	$—	$4,066	$—	$4,066
Other liabilities	$4,547	$—	$3,303	$1,247	$4,550
Separate account liabilities	$60,219	$—	$60,219	$—	$60,219
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$16	$16
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$26	$—	$26

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$53,926	$—	$—	$57,381	$57,381
Held-for-sale	365	—	—	365	365

Mortgage loans, net	$54,291	$—	$—	$57,746	$57,746
Policy loans	$11,884	$—	$1,690	$12,567	$14,257
Real estate joint ventures	$113	$—	$—	$171	$171
Other limited partnership interests	$1,154	$—	$—	$1,277	$1,277
Other invested assets	$815	$305	$144	$366	$815
Premiums, reinsurance and other receivables	$3,287	$—	$745	$2,960	$3,705
Other assets	$260	$—	$214	$78	$292
Liabilities:
PABs	$149,928	$—	$—	$158,040	$158,040
Bank deposits	$6,416	$—	$2,018	$4,398	$6,416
Long-term debt	$16,502	$—	$18,978	$—	$18,978
Collateral financing arrangements	$4,196	$—	$—	$3,839	$3,839
Junior subordinated debt securities	$3,192	$—	$3,984	$—	$3,984
Other liabilities	$1,913	$—	$673	$1,243	$1,916
Separate account liabilities	$58,726	$—	$58,726	$—	$58,726
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$12	$12
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$22	$—	$22

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 13 for additional information on these off-balance sheet obligations.

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:

Mortgage Loans

Mortgage loans held-for-investment

For commercial and agricultural mortgage loans, the estimated fair value is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk. For residential mortgage loans, the estimated fair value is primarily determined from pricing for similar loans.

Mortgage loans held-for-sale

For mortgage loans held-for-sale, estimated fair value is determined using independent non-binding broker quotations or internal valuation models using significant unobservable inputs.

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

Real Estate Joint Ventures and Other Limited Partnership Interests

The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

Other Invested Assets

These other invested assets are principally comprised of funds withheld, various interest-bearing assets held in foreign subsidiaries and certain amounts due under contractual indemnifications. For funds withheld and for the various interest-bearing assets held in foreign subsidiaries, the Company evaluates the specific facts and circumstances of each instrument to determine the appropriate estimated fair values. These estimated fair values were not materially different from the recognized carrying values.

Premiums, Reinsurance and Other Receivables

Premiums, reinsurance and other receivables are principally comprised of certain amounts recoverable under reinsurance agreements, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivatives and amounts receivable for securities sold but not yet settled.

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

Other Assets

These other assets are principally comprised of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement described in Note 12 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

PABs

These PABs include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are excluded from this caption in the preceding tables as they are separately presented in “— Recurring Fair Value Measurements.”

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

Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities

The estimated fair values of long-term debt and junior subordinated debt securities are principally determined using market standard valuation methodologies. Capital leases, which are not required to be disclosed at estimated fair value, are excluded from the preceding tables.

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

Separate Account Liabilities

Separate account liabilities represent those balances due to policyholders under contracts that are classified as investment contracts.

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

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The estimated fair values for mortgage loan commitments that will be held for investment and commitments to fund bank credit facilities, bridge loans and private corporate bonds that will be held for investment represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the commitments.

9.	Equity

Stock-Based Compensation Plans

Performance Shares and Performance Units

For awards granted prior to the January 1, 2013 – December 31, 2015 performance period, vested Performance Shares and Performance Units are multiplied by a performance factor of 0.0 to 2.0 based on MetLife, Inc.’s adjusted income, total shareholder return, and performance in change in annual net operating earnings and total shareholder return compared to the performance of its competitors, each measured with respect to the applicable three-year performance period or portions thereof.

For the January 1, 2013 - December 31, 2015 performance period, the vested Performance Shares and Performance Units will be multiplied by a performance factor of 0.0 to 1.75. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its financial plan. The estimated fair value of performance shares will be remeasured each quarter until final settlement.

Payout of 2010 - 2012 Performance Shares

Final Performance Shares are paid in shares of MetLife, Inc. common stock. The performance factor for the January 1, 2010 — December 31, 2012 performance period was 0.92. This factor has been applied to the 1,346,025 Performance Shares associated with that performance period that vested on December 31, 2012 and, as a result, 1,238,343 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) were issued, aside from shares that payees choose to defer, in April 2013.

Payout of 2010 - 2012 Performance Units

Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2010 — December 31, 2012 performance period was 0.92. This factor has been applied to the 51,650 Performance Units associated with that performance period that vested on December 31, 2012 and, as a result, the cash value of 47,518 units was paid in April 2013.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accumulated Other Comprehensive Income (Loss)

Information regarding changes in the balances of each component of AOCI attributable to Metlife, Inc. was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2012	$13,590	$829	$(533)	$(2,489)	$11,397
OCI before reclassifications, net of income tax	(99)	(40)	(672)	—	(811)
Amounts reclassified from AOCI, net of income tax	(159)	116	—	37	(6)

Balance at March 31, 2013	$13,332	$905	$(1,205)	$(2,452)	$10,580

(1)	See Note 6 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI	Statement of Operations and Comprehensive Income Location
	Three Months Ended March 31, 2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$290	Other net investment gains (losses)
Net unrealized investment gains (losses)	21	Net investment income
OTTI	(31)	OTTI on fixed maturity securities

Net unrealized investment gains (losses), before income tax	280
Income tax (expense) benefit	(121)

Net unrealized investment gains (losses), net of income tax	$159

Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$4	Net derivative gains (losses)
Interest rate swaps	2	Net investment income
Interest rate forwards	3	Net derivative gains (losses)
Interest rate forwards	1	Net investment income
Interest rate forwards	(1)	Other expenses
Foreign currency swaps	(189)	Net derivative gains (losses)
Foreign currency swaps	(1)	Net investment income

Gains (losses) on cash flow hedges, before income tax	(181)
Income tax (expense) benefit	65

Gains (losses) on cash flow hedges, net of income tax	$(116)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(71)
Amortization of prior service (costs) credit	16

Amortization of defined benefit plan items, before income tax	(55)
Income tax (expense) benefit	18

Amortization of defined benefit plan items, net of income tax	$(37)

Total reclassifications, net of income tax	$6

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Other Expenses

Information on other expenses was as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Compensation	$1,291	$1,494
Pension, postretirement and postemployment benefit costs	123	118
Commissions	1,388	1,557
Volume-related costs	183	92
Interest credited to bank deposits	2	21
Capitalization of DAC	(1,256)	(1,364)
Amortization of DAC and VOBA	824	714
Amortization of negative VOBA	(146)	(155)
Interest expense on debt and debt issuance costs	321	358
Premium taxes, licenses and fees	159	199
Professional services	303	415
Rent, net of sublease income	93	120
Other (1)	853	752

Total other expenses	$4,138	$4,321

(1)	See Note 3 for information on the Japan income tax refund included in other expenses for the three months ended March 31, 2013.

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

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges, primarily related to severance, were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Balance, beginning of period	$23	$—
Restructuring charges	33	27
Cash payments	(36)	—

Balance, end of period	$20	$27

Total restructuring charges incurred since inception of initiative	$192	$27

Management anticipates further restructuring charges including severance, lease and asset impairments, through the year ending December 31, 2014. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at March 31, 2013.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

ALICO Acquisition Integration-Related Expenses

Integration-related costs were $36 million and $85 million for the three months ended March 31, 2013 and 2012, respectively. Integration-related costs represent costs directly related to integrating American Life and Delaware American Life Insurance Company (collectively, “ALICO”), including expenses for consulting and the integration of information systems. Such costs have been expensed as incurred and, as the integration of ALICO is an enterprise-wide initiative, these expenses are reported in Corporate & Other.

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

The components of net periodic benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)
Service costs	$59	$56	$17	$20	$5	$5	$—	$—
Interest costs	97	101	4	4	23	26	1	1
Expected return on plan assets	(121)	(121)	(2)	(2)	(19)	(19)	—	—
Amortization of net actuarial (gains) losses	57	49	—	—	14	14	—	—
Amortization of prior service costs (credit)	3	2	—	—	(19)	(26)	—	—

Net periodic benefit costs	$95	$87	$19	$22	$4	$—	$1	$1

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended March 31,
	2013	2012
	(In millions, except share and per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,096,925,583	1,064,252,898
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	—	—
Exercise or issuance of stock-based awards (2)	6,959,822	—

Weighted average common stock outstanding for diluted earnings per common share	1,103,885,405	1,064,252,898

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$995	$(134)
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	6	24
Less: Preferred stock dividends	30	30

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$959	$(188)

Basic	$0.87	$(0.17)

Diluted	$0.87	$(0.17)

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$(3)	$14
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(3)	$14

Basic	$—	$0.01

Diluted	$—	$0.01

Net Income (Loss):
Net income (loss)	$992	$(120)
Less: Net income (loss) attributable to noncontrolling interests	6	24
Less: Preferred stock dividends	30	30

Net income (loss) available to MetLife, Inc.’s common shareholders	$956	$(174)

Basic	$0.87	$(0.16)

Diluted	$0.87	$(0.16)

(1)

See Note 15 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for a description of the Company’s common equity units. For the three months ended March 31, 2013 and 2012, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)

For the three months ended March 31, 2012, 6,627,984 shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share as to include such assumed shares would be anti-dilutive.

13.	Contingencies, Commitments and Guarantees

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2013. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Matters as to Which an Estimate Can Be Made

For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2013, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $315 million.

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

As reported in the 2012 Annual Report, MLIC received approximately 5,303 asbestos-related claims in 2012. During the three months ended March 31, 2013 and 2012, MLIC received approximately 1,435 and 1,214 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2013.

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

MetLife Bank Mortgage Regulatory and Law Enforcement Authorities’ Inquiries

Since 2008, MetLife, through its affiliate, MetLife Bank, has been engaged in the origination, sale and servicing of forward and reverse residential mortgage loans. In 2012, MetLife Bank exited the business of originating residential mortgage loans and sold its residential mortgage servicing portfolios. It is in the process of winding down its mortgage servicing business. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding the MetLife Bank Divestiture. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry, mortgage origination and mortgage servicing practices.

On April 13, 2011, the Office of the Comptroller of the Currency (the “OCC”) entered into consent orders with several banks, including MetLife Bank. The consent orders require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. MetLife Bank entered into an agreement with the OCC to settle obligations related to the independent foreclosure review required by its consent order, and will pay approximately $46 million to settle its obligations and end the foreclosure review. In addition, the Federal Reserve Board entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3.2 million for the alleged deficiencies in oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the 2011 consent order.

MetLife Bank also had a meeting with the U.S. Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed.

In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. MetLife Bank had an initial meeting with the U.S. Department of Justice in March 2013 to discuss the allegations and possible resolution of the FHA False Claims Act investigation. The Company has included what it currently believes to be the probable and estimable amount of such loss in the Company’s consolidated financial statements and is continuing to investigate matters raised during that meeting.

The consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. The MetLife Bank Divestiture may not relieve MetLife from complying with the consent decrees, or protect it from inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

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

Sales Practices Regulatory Matters

Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company of Connecticut (“MICC”), New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”), and broker-dealers MetLife Securities, Inc., New England Securities Corporation, Walnut Street Securities, Inc. and Tower Square Securities, Inc. These investigations often focus on the conduct of particular financial services

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

Unclaimed Property Litigation and Inquiries

In 2012, the Company reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. In the first quarter of 2012, the Company recorded a $52 million after tax charge for the multistate examination payment and the expected acceleration of benefit payments to policyholders under the settlements. On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MetLife Investors USA Insurance Company, NELICO, MICC and GALIC, respectively. At least one other jurisdiction is pursuing a market conduct examination concerning compliance with unclaimed property statutes. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)

Alleging that MetLife, Inc. and another company have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages attributable to MetLife, Inc., including statutory damages and treble damages, are $767 million. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to intervene in the action and noted that the allegations in the complaint “. . . are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. MetLife, Inc. intends to defend this action vigorously.

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)

Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed an action alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On February 28, 2013, the Court issued an order granting defendants’ motion to dismiss plaintiff’s claims under the Securities Exchange Act of 1934 but denying defendants’ motion to dismiss plaintiff’s claims under the Securities Act of 1933. Plaintiff has moved for leave to file an amended complaint

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

that will include a revised claim for violation of the Securities Exchange Act of 1934. The defendants intend to vigorously defend this action.

City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (N.D. Alabama, filed in state court on July 5, 2012 and removed to federal court on August 3, 2012)

Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. Defendants removed this action to federal court, and plaintiff has moved to remand the action to state court. The defendants intend to defend this action vigorously.

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

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010); and Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011)

These putative class action lawsuits, which have been consolidated, raise breach of contract claims arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance program. On March 8, 2013, the court granted MLIC’s motion for summary judgment. Plaintiffs have appealed that decision to the United States Court of Appeals for the Ninth Circuit.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007)

This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company (“MTL”). These tenants claimed that MTL, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit sought declaratory relief and damages for rent overcharges. On November 26, 2012, the court preliminarily approved a proposed settlement, to include payment by MTL of $10.5 million. After notice to class members and a fairness hearing, on April 10, 2013, the Court issued an order approving the settlement and a judgment dismissing the case. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for this lawsuit.

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

McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.5 billion and $3.4 billion at March 31, 2013 and December 31, 2012, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.1 billion and $3.0 billion at March 31, 2013 and December 31, 2012, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $906 million and $1.2 billion at March 31, 2013 and December 31, 2012, respectively.

Guarantees

The Company’s recorded liabilities were $5 million at both March 31, 2013 and December 31, 2012 for indemnities, guarantees and commitments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14.	Subsequent Event

Common Stock Dividend

On April 23, 2013, the Company’s Board of Directors approved a second quarter 2013 dividend of $0.275 per common share payable on June 13, 2013 to stockholders of record as of May 9, 2013. The Company estimates the aggregate dividend payment to be $302 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

   Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information

For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, operating earnings and operating earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. See “— Non-GAAP and Other Financial Disclosures” for definitions of such measures.

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

MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which included MetLife Bank, National Association (“MetLife Bank”) (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding MetLife Bank’s exit from substantially all of its businesses (the “MetLife Bank Divestiture”)) and other business activities.

As anticipated, in the third quarter of 2012, the Company continued to realign certain products and businesses among its existing segments to better conform to the way it manages and assesses its business. Management realigned certain individual disability income and property & casualty products, which were previously reported in the Group, Voluntary & Worksite Benefits segment and began reporting such product results in the Retail segment. In accordance with this realignment, prior period operating earnings for the Retail segment increased by $61 million, net of $19 million of income tax, with a corresponding decrease in the Group, Voluntary & Worksite Benefits segment, for the three months ended March 31, 2012. Management also realigned the businesses in South Asia and India, which were previously reported in the EMEA segment and began reporting such results in the Asia segment. In accordance with this realignment, prior period operating earnings for the Asia segment increased by $4 million, net of $2 million of income tax, with a corresponding decrease in the EMEA segment, for the three months ended March 31, 2012.

Also, in the third quarter of 2012, MetLife, Inc. began reporting additional MetLife Bank operations as Divested Businesses. Consequently, prior period results for Corporate & Other have increased by $1 million, net of $0 of income tax, for the three months ended March 31, 2012.

In addition, starting in the first quarter of 2013, the Latin America segment includes U.S. sponsored direct business, comprised of group products sold through sponsoring organizations and affinity groups. Products included are life, dental, group short- and long-term disability, accidental death & dismemberment coverages, property & casualty and critical illness.

Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.

We are experiencing an increase in sales in several of our businesses; however, global economic conditions continue to negatively impact the demand for some of our products. Also, additional changes to product features resulted in a decrease in sales of variable annuities. Portfolio growth, resulting from strong sales, in the majority of our businesses, drove positive investment results and higher asset-based fee revenue. Changes in interest rates and credit spreads, as well as the impact of a nonperformance risk adjustment, resulted in a significant decrease in derivative losses.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Income (loss) from continuing operations, net of income tax	$995	$(134)
Less: Net investment gains (losses)	314	(110)
Less: Net derivative gains (losses)	(630)	(1,978)
Less: Other adjustments to continuing operations (1)	(748)	(411)
Less: Provision for income tax (expense) benefit	394	871

Operating earnings	1,665	1,494
Less: Preferred stock dividends	30	30

Operating earnings available to common shareholders	$1,635	$1,464

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

During the three months ended March 31, 2013, income (loss) from continuing operations, net of income tax, increased $1.1 billion from the prior period. The change was predominantly due to a $1.3 billion ($876 million, net of income tax) favorable change in net derivative gains (losses) primarily driven by the impact of a nonperformance risk adjustment on embedded derivatives, as well as changes in interest rates and credit spreads, and a favorable change of $424 million ($276 million, net of tax), in net investment gains (losses). Operating earnings available to common shareholders also increased $171 million. Also included in income (loss) from continuing operations, net of income tax, were the favorable results of the Divested Businesses, which increased $35 million ($24 million, net of income tax) from the prior period.

The increase in operating earnings available to common shareholders was primarily driven by increases in net investment income due to growth in our investment portfolio and higher asset-based fee revenue due to growth in our average separate account assets, partially offset by less favorable mortality and unfavorable claims experience. In addition, the prior period included a $52 million, net of income tax, charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements of such claims.

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

•

Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results; however, unanticipated catastrophes, similar to Superstorm Sandy, could result in a high volume of claims.

•	Focus on expense management in the light of the low interest rate environment, and continued focus on expense control throughout the Company.

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

As part of an enterprise-wide strategic initiative, by 2016, we expect to increase our operating return on common equity, excluding accumulated other comprehensive income (“AOCI”), to the low end of the 12% to 14% range, driven by higher operating earnings. If we were to assume no share buybacks through year-end 2016, our estimated operating return on equity target range for 2016 would be approximately 100 basis points lower than this previously noted range, all other assumptions held constant. We will leverage our scale to improve the value we provide to customers and shareholders in order to achieve $1 billion in efficiencies, $600 million of which is expected to be related to net pre-tax expense savings, and $400 million of which we expect to be reinvested in our technology, platforms and functionality to improve our current operations and develop new capabilities. Additionally, we will shift our product mix toward protection products and away from more capital-intensive products, in order to generate more predictable operating earnings and cash flows, and improve our risk profile and free cash flow. We expect that by 2016, more than 20% of our operating earnings will come from emerging markets.

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

Concerns about economic conditions, capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”) and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. The March 2012 restructuring of Greece domestic law sovereign debt had an adverse impact on the capital level of Cyprus’ largest financial institutions, which triggered downgrades of Cyprus sovereign debt. In April 2013, the European Union approved a €10 billion financial support program for Cyprus, the first tranche of which, could be available in May 2013, after final approvals are obtained. This official support program includes restructuring of the Cyprus banking, tax and financial systems and a restructuring of certain Cyprus financial institutions which could adversely impact certain private creditors and uninsured depositors, while sovereign creditors would not be directly impacted. See “— Investments — Current Environment” for information regarding credit ratings downgrades, support programs for Europe’s perimeter region and Cyprus and our exposure to obligations of European governments and private obligors.

The financial markets have also been affected by concerns that other European Union member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or be unable or unwilling to comply with the terms of any aid provided to them, that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, or that one or more countries may exit the Euro zone, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the European Central Bank (“ECB”) announced a new bond buying program, Outright Monetary Transactions, intended to stabilize the European financial crisis and help certain countries struggling with their levels of sovereign debt. This program involves the purchase by the ECB of unlimited quantities of short-term sovereign bonds, with maturities of one to three years. These large scale purchases of short-term sovereign bonds are intended to increase the price of the bonds, and lower their interest rates, making it less expensive for certain countries to borrow money. As a condition to participating in this program, countries must agree to strict levels of economic reform and oversight. See “Risk Factors — Economic Environment and Capital Markets–Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.” See also “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” included in the 2012 Annual Report.

The Japanese economy, to which we face substantial exposure given our operations there, has experienced weak economic performance for over two decades and a long period of deflation, which have led to a deterioration in public finances. The global financial crisis and March 2011 earthquake further pressured Japan’s budget outcomes and public debt levels. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other advanced country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the announcement of a supplementary budget stimulus program totaling 2% of gross domestic product and the adoption of a 2% inflation target by the Bank of Japan. In early April, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. Although the yen has weakened and the stock market has rallied on the back of these announcements, it is too soon to tell whether these actions will have a sustained impact on Japan’s economy. Japan’s public debt trajectory could continue to rise until a strategy to boost longer term growth is implemented.

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

In December 2012, the Federal Reserve Board’s Federal Open Market Committee reiterated its plan to keep interest rates low until such time as certain numerical thresholds are met, including with respect to the rates of unemployment, inflation and long-term inflation. It also announced that it will continue purchasing agency mortgage-backed securities at a pace of $40 billion per month and will purchase longer-term U.S. Treasury securities at a pace of $45 billion per month. Taken together, these actions are intended to maintain downward pressure on longer-term interest rates, support mortgage markets, and contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery.

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

Our expectations regarding future margins are an important component impacting the amortization of certain intangible assets such as deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”). Significantly lower margins may cause us to accelerate the amortization, thereby reducing net income in the affected reporting period. Additionally, lower margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. We review this long-term margin assumption, along with other assumptions, as part of our annual assumption review.

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

Regulatory Developments

The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” See also “Business — U.S. Regulation,” “Business — International Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2012 Annual Report.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time. See “Business — U.S. Regulation” included in the 2012 Annual Report.

Potential Regulation as a Non-Bank SIFI

On January 11, 2013, MetLife Bank, a subsidiary of MetLife, and MetLife completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. On February 14, 2013, MetLife announced that it had received the required approvals from both the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Board to de-register as a bank holding company. As a result, MetLife is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), it could once again be subject to regulation by the Federal Reserve Board and to enhanced supervision and prudential standards. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Enhanced Prudential Standards” included in the 2012 Annual Report. Regulation of MetLife as a non-bank SIFI could affect our business. For example, enhanced capital requirements that would be applicable to MetLife, if MetLife were designated as a non-bank SIFI, may adversely affect our ability to compete with other insurers that are not subject to those requirements, and counterparty exposure limits may affect our ability to engage in hedging activities. In addition, it could give the Federal Reserve Board the right to require that any of our insurance companies, or insurance company affiliates, take prompt action to correct any financial weaknesses.

The FSOC issued final rules in April 2012, outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If a non-bank financial company, such as MetLife, meets the total consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. As of March 31, 2013, MetLife met the total consolidated assets threshold and at least one of the other Stage 1 quantitative thresholds.

If MetLife is designated as a non-bank SIFI, it will be subject to a number of Dodd-Frank requirements that are also applicable to bank holding companies with assets of $50 billion or more. See “Business — U.S. Regulation” included in the 2012 Annual Report. In April 2013, the Federal Reserve Board proposed a rule to implement Section 318 of Dodd-Frank, which directs the Federal Reserve Board to collect assessments and other charges equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs. As proposed, this rule would apply to MetLife for the 2012 assessment period and will apply in the future if MetLife is designated as a non-bank SIFI.

Regulatory Developments Relating to Solvency II

Our insurance business throughout the European Economic Area is also subject to the evolving Solvency II insurance regulatory directive established by the European Parliament in 2009 to codify and harmonize European Union insurance regulation. While this directive provides for new risk management practices, solvency capital standards and disclosure requirements, disagreement surrounding Omnibus II (legislation amending certain provisions of Solvency II, including the implementation date) has created uncertainty regarding the ultimate content and effective date of this directive, which is currently January 1, 2014 and could be delayed until at least 2016. In the context of the delay to Solvency II’s implementation date and to help regulators prepare for the new system, The European Insurance and Occupational Pensions Authority (“EIOPA”) has published its Consultation on Guidelines on preparing for Solvency II (the “Interim Guidelines”). These Interim Guidelines set out EIOPA’s expectations that regulators put in place important aspects of the prospective and risk based supervisory approach that will be introduced by Solvency II by January 1, 2014 despite the European Union’s on-going legislative process on Omnibus II.

Since EIOPA and European Union member states continue to consider what aspects could be adopted during the next three years to continue the development of a more risk-based prudential framework, we may need to accelerate or adjust our implementation accordingly. Our Solvency II program is governed by a steering committee comprised of senior management. Solvency II encompasses solvency capital requirements, allows for both standard model and internal model calculations, requires a robust governance and risk management framework fully embedded in day-to-day decision making and greater quarterly and annual reporting disclosures. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. Compliance with these new capital standards may impact the level of capital required to be held at individual legal entities. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country. The efforts required to comply with these regulations may increase operating costs at these entities.

Regulatory Developments Relating to G-SIIs

The International Association of Insurance Supervisors (“IAIS”) has been tasked by the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote effective regulatory, supervisory and other financial sector policies in the interest of financial stability, with devising a process for designating global systemically important insurers (“G-SIIs”) and has proposed an assessment methodology. The methodology has yet to be finalized but is intended to identify those insurers whose distress or disorderly failure, because of their size, complexity and interconnectedness, would cause significant disruption to the global financial system and economic activity. The proposed methodology has three steps: (i) data collection; (ii) assessment using a quantitative indicator-based assessment (addressing five categories: size, extent of global activity, degree of interconnectedness within the financial system, amount of non-traditional and non-insurance activities and substitutability) and a more qualitative business segment assessment; and (iii) supervisory judgment and validation process, including quantitative and qualitative assessments. Based on information obtained by the IAIS, the IAIS will make recommendations to the FSB in consultation with national supervisory authorities. These recommendations are expected to be made within the next three months. The FSB will publish the first list of G-SIIs soon thereafter. Any insurers identified as G-SIIs would be subject to additional policy measures. These policy measures were outlined in an October 2012 IAIS consultation paper. With the exception of additional capital requirements which are expected to be finalized by the end of 2013, the IAIS has stated that it intends to finalize G-SII policy measures by the end of June. Comments on the measures were submitted December 16, 2012. The proposed policy measures, which would need to be implemented by legislation or regulation in relevant jurisdictions, include systemic risk reduction plans (“SRRPs”) that propose separation of activities causing systemic importance into legally and financially self-sufficient entities as one means of reducing risk. Under the proposed policy measures, designated G-SIIs would have 18 months to develop an SRRP and 18 months to implement it. It is possible that if SRRP risk levels are met, no additional capital will be required. The measures also call for higher capital requirements to apply to systemically risky activities if effectively separated as described above. If systemically risky activities are not separated, while the capital surcharge would continue to target systemically risky activities, higher surcharges could be imposed. Policy measures also include enhanced supervision (including more detailed and frequent reporting, removal of barriers to orderly resolution of the G-SII and reduction of the G-SII’s systemic risk over time). If MetLife were identified as a G-SII, our competitive position could be adversely affected.

We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally to continue to increase. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” in the 2012 Annual Report.

Mortgage and Foreclosure-Related Exposures

Since 2008, MetLife, through its affiliate, MetLife Bank, has been engaged in the origination, sale and servicing of forward and reverse residential mortgage loans. In 2012, MetLife Bank exited the business of originating residential mortgage loans and sold its residential mortgage servicing portfolios. It is in the process of winding down its mortgage servicing business. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding the MetLife Bank Divestiture.

In conjunction with the sales of residential mortgage loans and servicing portfolios, MetLife Bank has made representations and warranties that the loans sold met certain requirements (relating, for example, to the underwriting and origination of the loans), and that the loans were serviced in accordance with investor guidelines. Notwithstanding its exit from the origination and servicing businesses, MetLife Bank remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Estimation of repurchase liability arising from breaches of origination representations and warranties requires considerable management judgment. MetLife Bank considers the level of outstanding unresolved repurchase demands and challenges to mortgage insurance, probable future demands in light of historical experience and changes in general economic conditions such as unemployment and the housing market, and the likelihood of recovery from indemnifications made to MetLife Bank relating to loans that MetLife Bank acquired rather than originated. Reserves for representation and warranty repurchases and indemnifications were $93 million and $95 million at March 31, 2013 and December 31, 2012, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims as well as projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $52 million and $54 million at March 31, 2013 and December 31, 2012, respectively. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.

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

On April 13, 2011, the Office of the Comptroller of the Currency (the “OCC”) entered into consent orders with several banks, including MetLife Bank. The consent orders require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. MetLife Bank entered into an agreement with the OCC to settle obligations related to the independent foreclosure review required by its consent order, and will pay approximately $46 million to settle its obligations and end the foreclosure review. In addition, the Federal Reserve Board entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3.2 million for the alleged deficiencies in oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the 2011 consent order.

MetLife Bank also had a meeting with the U.S. Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services (the “Department of Financial Services”) regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed.

In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. MetLife Bank had an initial meeting with the U.S. Department of Justice in March 2013 to discuss the allegations and possible resolution of the FHA False Claims Act investigation. The Company has included what it currently believes to be the probable and estimable amount of such loss in the Company’s consolidated financial statements and is continuing to investigate matters raised during that meeting.

The consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. The MetLife Bank Divestiture may not relieve MetLife from complying with the consent decrees, or protect it from inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation.

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

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

Acquisitions and Dispositions

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations

Consolidated Results

We have experienced growth and an increase in sales in several of our businesses, both domestic and foreign. In the U.S., economic recovery, while slow and unsteady, resulted in growth in our group term life and dental businesses through improved persistency, increased covered lives and new sales. Pricing actions have improved sales in our structured settlement business. The sustained low interest rate environment adversely impacted sales of our pension closeouts. Sales of variable annuities declined in response to additional changes to guarantee features as we continue to focus on pricing discipline and risk management in this challenging economic environment. In our property & casualty businesses, we experienced higher policy sales as well as an increase in average premium for new policies. Sales in the majority of our businesses abroad have improved despite the challenging economic environment in certain European countries. However, market volatility in Japan resulted in a decrease in fixed annuity sales.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Revenues
Premiums	$9,151	$9,129
Universal life and investment-type product policy fees	2,291	2,078
Net investment income	6,077	6,200
Other revenues	480	597
Net investment gains (losses)	314	(110)
Net derivative gains (losses)	(630)	(1,978)

Total revenues	17,683	15,916

Expenses
Policyholder benefits and claims and policyholder dividends	9,708	9,447
Interest credited to policyholder account balances	2,590	2,557
Capitalization of DAC	(1,256)	(1,364)
Amortization of DAC and VOBA	824	714
Amortization of negative VOBA	(146)	(155)
Interest expense on debt	321	358
Other expenses	4,395	4,768

Total expenses	16,436	16,325

Income (loss) from continuing operations before provision for income tax	1,247	(409)
Provision for income tax expense (benefit)	252	(275)

Income (loss) from continuing operations, net of income tax	995	(134)
Income (loss) from discontinued operations, net of income tax	(3)	14

Net income (loss)	992	(120)
Less: Net income (loss) attributable to noncontrolling interests	6	24

Net income (loss) attributable to MetLife, Inc.	986	(144)
Less: Preferred stock dividends	30	30

Net income (loss) available to MetLife, Inc.’s common shareholders	$956	$(174)

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

During the three months ended March 31, 2013, income (loss) from continuing operations, before provision for income tax, increased $1.7 billion ($1.1 billion, net of income tax) from the prior period primarily driven by favorable changes in net derivative gains (losses) and net investment gains (losses).

We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within fair value option (“FVO”) and trading securities, contractholder-directed unit-linked investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances (“PABs”) through interest credited to policyholder account balances.

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

Certain variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The Company uses freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged and can be a significant driver of net derivative gains (losses) but does not have an economic impact on the Company.

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

	Three Months Ended March 31,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(215)	$(788)
Foreign currency exchange rate	(404)	(151)
Credit	44	(82)
Equity	—	1
Non-VA embedded derivatives	10	(23)

Total non-VA program derivatives	(565)	(1,043)

VA program derivatives
Market risks in embedded derivatives	1,874	2,932
Nonperformance risk on embedded derivatives	(414)	(1,244)
Other risks in embedded derivatives	214	159

Total embedded derivatives	1,674	1,847
Freestanding derivatives hedging embedded derivatives	(1,739)	(2,782)

Total VA program derivatives	(65)	(935)

Net derivative gains (losses)	$(630)	$(1,978)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $478 million ($311 million, net of income tax). This was primarily due to long-term interest rates increasing less in the current period than in the prior period, favorably impacting receive-fixed interest rate swaps, long interest rate floors and long interest rate futures. These freestanding derivatives were primarily hedging long duration liability portfolios. Additionally, credit spreads narrowing less in the current period compared to the prior period favorably impacted credit default swaps hedging certain bonds. The weakening of the Japanese yen relative to other key currencies, unfavorably impacted foreign currency forwards and futures that primarily hedge certain bonds. This impact was partially offset by the strengthening of the U.S. Dollar relative to other key currencies, which favorably impacted foreign currency swaps hedging certain bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The favorable change in net derivative gains (losses) on VA program derivatives was $870 million ($566 million, net of income tax). This was due to a favorable change of $830 million ($540 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, a favorable change of $55 million ($36 million, net of income tax) on other risks in embedded derivatives and an unfavorable change of $15 million ($10 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The $830 million ($540 million, net of income tax) favorable change in the nonperformance risk adjustment from a loss of $1.2 billion ($809 million, net of income tax) in the prior period to a loss of $414 million ($269 million, net of income tax) in the current period, was due to the Company’s own credit spread decreasing more significantly in the prior period than in the current period, as well as the impact of changes in capital market inputs on variable annuity guarantees. The Company calculates the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes the Company’s own credit spread) less the change in the embedded derivative discounted at the risk free rate. The nonperformance risk adjustment losses of $414 million ($269 million, net of income tax) in the current period and $1.2 billion ($809 million, net of income tax) in the prior period were both due to decreases in the Company’s own credit spread, increases in the long-term risk free interest rate, and increases in key equity index levels.

When equity index levels decrease in isolation, the variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free rate, thus, creating a gain from including an adjustment for nonperformance risk.

When the risk free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free rate, thus, creating a gain from including an adjustment for nonperformance risk.

When the Company’s own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if the own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.

The foregoing $55 million ($36 million, net of income tax) favorable change in other risks in embedded derivatives was primarily due to:

•	The mismatch of fund performance between actual and modeled funds, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•

A combination of all other factors, such as in-force changes, the cross effect of capital markets changes, and the basis mismatch between assets and liabilities, which resulted in a favorable period over period change in the valuation of the embedded derivatives.

The foregoing unfavorable change of $15 million ($10 million, net of income tax) is comprised of a $1.0 billion ($678 million, net of income tax) favorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was more than offset by a $1.1 billion ($688 million, net of income tax) unfavorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•

Long-term interest rates increased less in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and unfavorable changes in our embedded derivatives.

•

Key equity index levels increased less in the current period than in the prior period, and equity volatility decreased less in the current period than in the prior period. These changes contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

The favorable change in net investment gains (losses) primarily reflects net gains on sales of fixed maturity securities in the current period coupled with a decrease in fixed maturity securities impairments.

Income (loss) from continuing operations, before provision for income tax, related to Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $35 million to a loss of $126 million in the first quarter of 2013 from a loss of $161 million in the prior period. Included in this earnings improvement was a decrease in total revenues of $314 million and a decrease in total expenses of $349 million.

Income tax expense for the three months ended March 31, 2013 was $252 million, or 20% of income (loss) from continuing operations before provision for income tax, compared with an income tax benefit of $275 million, or 67% of income (loss) from continuing operations before provision for income tax for the prior period. The Company’s first quarter 2013 and 2012 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at rates lower than the U.S. statutory rate. In addition, for the three months ended March 31, 2013, the Company received an income tax refund from the Japanese tax authority and recorded a $119 million reduction to income tax expense.

As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $171 million, net of income tax, to $1.6 billion, net of income tax, for the three months ended March 31, 2013 from $1.5 billion, net of income tax, in the prior period.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Three Months Ended March 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$401	$131	$402	$106	$(77)	$83	$(51)	$995
Less: Net investment gains (losses)	73	17	22	—	128	16	58	314
Less: Net derivative gains (losses)	(156)	(129)	105	9	(552)	(6)	99	(630)
Less: Other adjustments to continuing operations (1)	(264)	(40)	32	(65)	(269)	8	(150)	(748)
Less: Provision for income tax (expense) benefit	122	53	(56)	19	283	(22)	(5)	394

Operating earnings	$626	$230	$299	$143	$333	$87	(53)	1,665

Less: Preferred stock dividends							30	30

Operating earnings available to common shareholders							$(83)	$1,635

Three Months Ended March 31, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$102	$(28)	$89	$129	$244	$75	$(745)	$(134)
Less: Net investment gains (losses)	67	(7)	(98)	3	(78)	(18)	21	(110)
Less: Net derivative gains (losses)	(526)	(375)	(243)	37	(30)	29	(870)	(1,978)
Less: Other adjustments to continuing operations (1)	(106)	(36)	21	(69)	(2)	14	(233)	(411)
Less: Provision for income tax (expense) benefit	198	147	111	10	53	(22)	374	871

Operating earnings	$469	$243	$298	$148	$301	$72	(37)	1,494

Less: Preferred stock dividends							30	30

Operating earnings available to common shareholders							$(67)	$1,464

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended March 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$4,796	$4,463	$2,192	$1,199	$3,402	$1,214	$417	$17,683
Less: Net investment gains (losses)	73	17	22	—	128	16	58	314
Less: Net derivative gains (losses)	(156)	(129)	105	9	(552)	(6)	99	(630)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(2)	—	—	—	1	(2)	—	(3)
Less: Other adjustments to revenues (1)	(37)	(40)	25	9	638	393	39	1,027

Total operating revenues	$4,918	$4,615	$2,040	$1,181	$3,187	$813	$221	$16,975

Total expenses	$4,192	$4,268	$1,573	$1,071	$3,601	$1,075	$656	$16,436
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(64)	—	—	—	(10)	(4)	—	(78)
Less: Other adjustments to expenses (1)	289	—	(7)	74	918	387	189	1,850

Total operating expenses	$3,967	$4,268	$1,580	$997	$2,693	$692	$467	$14,664

Three Months Ended March 31, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$4,382	$3,877	$1,711	$1,302	$3,502	$1,394	$(252)	$15,916
Less: Net investment gains (losses)	67	(7)	(98)	3	(78)	(18)	21	(110)
Less: Net derivative gains (losses)	(526)	(375)	(243)	37	(30)	29	(870)	(1,978)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(5)	—	—	—	(1)	—	—	(6)
Less: Other adjustments to revenues (1)	(12)	(36)	29	76	513	458	337	1,365

Total operating revenues	$4,858	$4,295	$2,023	$1,186	$3,098	$925	$260	$16,645

Total expenses	$4,238	$3,929	$1,572	$1,133	$3,150	$1,256	$1,047	$16,325
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(191)	—	—	—	(1)	—	—	(192)
Less: Other adjustments to expenses (1)	280	—	8	145	515	444	570	1,962

Total operating expenses	$4,149	$3,929	$1,564	$988	$2,636	$812	$477	$14,555

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended March 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$9,151	$9,107
Universal life and investment-type product policy fees	2,211	2,009
Net investment income	5,132	5,077
Other revenues	481	452

Total operating revenues	16,975	16,645

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,106	8,939
Interest credited to policyholder account balances	1,554	1,539
Capitalization of DAC	(1,256)	(1,362)
Amortization of DAC and VOBA	1,016	1,018
Amortization of negative VOBA	(131)	(137)
Interest expense on debt	288	315
Other expenses	4,087	4,243

Total operating expenses	14,664	14,555

Provision for income tax expense (benefit)	646	596

Operating earnings	1,665	1,494
Less: Preferred stock dividends	30	30

Operating earnings available to common shareholders	$1,635	$1,464

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

The primary drivers of the increase in operating earnings were higher net investment income from portfolio growth and higher policy fee income, partially offset by unfavorable mortality and claims experience. In addition, the prior period included a $52 million charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements of such claims. Changes in foreign currency exchange rates had essentially no impact on consolidated results compared to the prior period.

We benefited from strong sales, as well as growth and higher persistency, in our business across many of our products. In our Retail segment, we made additional changes to variable annuity guarantee features which resulted in a significant decrease in variable annuity sales. The demand for fixed annuity products in Japan also declined as a result of the weakening of the yen and a sharp increase in equity markets, which decreased sales. However, as a result of stronger sales of annuities in the prior period, we experienced growth in our average separate account assets. Current period deposits and funding agreement issuances in our Corporate Benefit Funding segment resulted in growth in our investment portfolio. Positive net flows in our universal life business also contributed to portfolio growth. The increase in our investment portfolio generated higher net investment income of $88 million. Since many of our products are interest spread-based, the increase in net investment income was partially offset by a $70 million increase in interest credited expense, most notably in the Corporate Benefit Funding segment. The growth in our average separate account assets generated higher policy fee income of $120 million. The decline in annuity sales also resulted in a decrease in commissions, partially offset by a decrease in related DAC capitalization, which, combined, resulted in a $25 million increase to operating earnings. Overall business growth was the primary driver of higher DAC amortization of $70 million in the current period. Higher premiums partially offset by higher policyholder benefits in our international segments improved operating earnings by $36 million.

We experienced less favorable mortality in our Retail, Corporate Benefit Funding and Group, Voluntary & Worksite Benefits segments. In our Group, Voluntary & Worksite Benefits segment, mixed claims experience, with a net unfavorable result was driven by an increase in claims incidence. In addition, in our Retail segment’s property & casualty business, non-catastrophe claim costs increased due to higher frequencies and catastrophe-related losses also increased. The combined impact of mortality and claims experience decreased operating earnings by $99 million.

Certain insurance-related liability and DAC refinements in both the current and the prior periods resulted in a net favorable impact of $5 million to operating earnings.

Market factors, including the low interest rate environment continued to impact our investment yields as well as our crediting rates. Excluding the Divested Businesses, yields decreased as a result of the low interest rate environment, lower real estate joint venture returns and lower inflation in the Latin America segment. These declines were partially offset by higher income on interest rate derivatives, improved private equity returns and the favorable impact of the continued repositioning of the Japan portfolio to higher yielding investments. A significant portion of these derivatives were entered into prior to the onset of the current low interest rate environment to mitigate the risk of low interest rates in the U.S. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. However, lower growth in the equity markets in the current period compared to the prior period resulted in an unfavorable impact in variable annuity guaranteed minimum death benefit liabilities. The changes in market factors discussed above resulted in a $51 million increase in operating earnings.

The Company benefited from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In the first quarter of 2013, we benefited primarily from higher utilization of tax preferenced investments, which improved operating earnings by $27 million over the prior period.

Segment Results and Corporate & Other

Retail

	Three Months Ended March 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$1,547	$1,624
Universal life and investment-type product policy fees	1,167	1,114
Net investment income	1,961	1,911
Other revenues	243	209

Total operating revenues	4,918	4,858

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,153	2,228
Interest credited to policyholder account balances	579	596
Capitalization of DAC	(374)	(476)
Amortization of DAC and VOBA	331	404
Other expenses	1,278	1,397

Total operating expenses	3,967	4,149

Provision for income tax expense (benefit)	325	240

Operating earnings	$626	$469

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Unless otherwise stated, all amounts, with the exception of sales data, discussed below are net of income tax.

In 2013, the Company made additional changes to variable annuity guarantee features as we continue to manage sales volume, focusing on pricing discipline and risk management. These actions, in combination with product changes in 2012, resulted in a $1.6 billion, or 30% decrease in annuity sales. This decrease in sales was the leading factor in total net flows for the segment being down $1.7 billion compared to the prior period. Variable and universal life sales rose 4%, as we recently announced that we will be discontinuing the sale of universal life policies with secondary guarantees this year. In our property & casualty business, policy sales increased 12% in the current period with premiums from the sales of new policies increasing 21% for both our auto and homeowners businesses as compared to the prior period.

While overall segment sales declined positive net flows mainly in our universal life business resulted in higher net investment income; however, this increase was partially offset by higher interest credited and an increase in DAC amortization. We also earned higher asset based fees as our separate account assets grew with positive net flows. Higher allocated equity also bolstered net investment income. Premium growth in our property & casualty business, coupled with an increase in average premium per policy in both our auto and homeowners businesses, improved operating earnings, however this was partially offset by a decrease in exposures. The net impact of the above items resulted in an $83 million increase in operating earnings.

Our average separate account balance grew with the equity markets driving an increase in asset based fee income. This continued equity market growth also drove higher income from limited partnerships. However, lower growth in the equity markets in the current period resulted in a less favorable impact from variable annuity guaranteed minimum death benefit liabilities. The impact of the low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. Additionally, we had a lower crediting rate on allocated equity in the current period, which resulted in lower net investment income. These negative interest rate impacts were partially offset by higher income on interest rate derivatives and lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Lower returns on real estate joint ventures also decreased operating earnings. The net impact of these items resulted in a $15 million increase in operating earnings.

Less favorable mortality experience in the traditional life, variable and universal life and income annuities businesses resulted in a $24 million decrease in operating earnings; however, this was more than offset by the $26 million favorable impact of a prior period charge for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property. In our property & casualty business, current period non-catastrophe claim costs increased $10 million, the result of higher frequencies in both our auto and homeowners businesses. Catastrophe-related losses increased $5 million as compared to the prior period. The impact of this can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 88.7% in the current period, compared to 87.1% in the prior period. The combined ratio including catastrophes was 94.5% in the current period compared to 91.2% in the prior period.

Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in a $45 million increase in operating earnings. The impact of the reduction in our closed block dividend scale, which was announced in the fourth quarter of 2012, increased operating earnings by $18 million. In addition, expenses declined $13 million, largely as a result of disciplined spending and lower premium taxes.

Group, Voluntary & Worksite Benefits

	Three Months Ended March 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$3,874	$3,585
Universal life and investment-type product policy fees	180	166
Net investment income	453	436
Other revenues	108	108

Total operating revenues	4,615	4,295

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,640	3,313
Interest credited to policyholder account balances	39	42
Capitalization of DAC	(33)	(31)
Amortization of DAC and VOBA	34	30
Other expenses	588	575

Total operating expenses	4,268	3,929

Provision for income tax expense (benefit)	117	123

Operating earnings	$230	$243

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

While economic recovery has been underway for quite some time, it has remained slow and unsteady. Still, there are continuing signs of improvement to the macro-economic environment that are likely to instill confidence in the economy and spur stronger growth. We have seen growth in our group term life and dental businesses through improved persistency, increased covered lives, the positive impact of pricing actions on existing business, and new sales. Our dental business also continues to benefit from the implementation of a large contract that began in the second quarter of 2012. Although we have discontinued selling our LTC product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment. Policy sales for our property & casualty business increased 20% in the first quarter of 2013, with premium from the sales of new policies increasing 13% for both our auto and homeowners businesses, as compared to the prior period.

Our life businesses experienced less favorable mortality in the current period, mainly due to higher incidence, resulting in a decrease in operating earnings of $22 million. An increase in claims incidence in our LTC, disability and accidental death and dismemberment businesses, partially offset by favorable claims experience in our dental business, resulted in a $14 million decrease in operating earnings. Driving this decrease in operating earnings were higher paid claims in our LTC business, coupled with higher incidence and approvals in our disability business, which were partially offset by lower utilization in our dental business. Property & casualty non-catastrophe claim costs were flat compared to the prior period, as higher claims frequency was offset by lower claims severity in both our auto and homeowners businesses. In addition, catastrophe-related losses in the current period were flat as compared to the prior period. Finally, the change in the impact of property & casualty’s prior year development on operating earnings was less favorable than the prior period by $5 million. The impact of the items discussed above related to the property & casualty business can be seen in an unfavorable change in the combined ratio, excluding catastrophes, to 90.4% in the current period from 89.8% in the prior period, as well as an unfavorable change in the combined ratio, including catastrophes, to 92.8% in the current period from 92.3% in the prior period.

An increase in allocated equity and growth in current period premiums and deposits, partially offset by a reduction in other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $4 million. Consistent with the growth in average invested assets from current period premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and policyholder account balances increased by $4 million. An increase in the average premium per policy in both our auto and homeowners businesses, coupled with a slight increase in exposures, improved operating earnings by $10 million.

Increased derivative income on interest rate floors and the impact of market factors, including higher returns on private equity investments and increased prepayment fee income, resulted in improved investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yield, as well as lower crediting rates in the current period, contributed $12 million to operating earnings.

Corporate Benefit Funding

	Three Months Ended March 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$464	$507
Universal life and investment-type product policy fees	68	51
Net investment income	1,435	1,401
Other revenues	73	64

Total operating revenues	2,040	2,023

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,098	1,092
Interest credited to policyholder account balances	343	339
Capitalization of DAC	(17)	(7)
Amortization of DAC and VOBA	11	10
Interest expense on debt	2	2
Other expenses	143	128

Total operating expenses	1,580	1,564

Provision for income tax expense (benefit)	161	161

Operating earnings	$299	$298

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

The sustained low interest rate environment has contributed to pension plans being underfunded, which limits our customers’ ability to engage in full pension plan closeout terminations, and is reflected by a decrease in premiums of $76 million, before income tax. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. This premium decrease was partially offset by a 26% increase in income annuity sales driven by employee actions on a single contract and slightly higher structured settlement sales reflecting more competitive pricing and an increased market share as competitors have left the market. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits. The impact of current period deposits and funding agreement issuances contributed to an increase in invested assets, resulting in an increase of $90 million in operating earnings. Growth in deposits and funding agreement issuances generally results in a corresponding increase in interest credited on certain insurance liabilities; this decreased operating earnings by $50 million compared to the prior period.

Operating earnings also increased $7 million primarily driven by lower non-variable expenses related to technology initiatives in the prior period, coupled with higher fees generated from higher average separate account deposits. The lower interest rate environment increased the value of fixed income investments in separate accounts.

The low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities and mortgage loans were partially offset by increased earnings on private equity investments and interest rate derivatives. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The positive impact of lower interest credited rates was partially offset by an increase in interest credited expense resulting from the impact of derivatives that are used to hedge certain insurance liabilities. The net impact of lower investment returns and lower interest credited expense resulted in a decrease in operating earnings of $23 million.

The net impact of insurance liability refinements in the current and prior periods decreased operating earnings by $12 million. In addition, less favorable mortality, primarily in the structured settlements business, resulted in a $12 million decrease in operating earnings.

Latin America

	Three Months Ended March 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$675	$686
Universal life and investment-type product policy fees	225	196
Net investment income	277	299
Other revenues	4	5

Total operating revenues	1,181	1,186

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	554	592
Interest credited to policyholder account balances	104	100
Capitalization of DAC	(105)	(84)
Amortization of DAC and VOBA	74	55
Amortization of negative VOBA	(1)	(2)
Interest expense on debt	(1)	1
Other expenses	372	326

Total operating expenses	997	988

Provision for income tax expense (benefit)	41	50

Operating earnings	$143	$148

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Latin America experienced strong sales growth primarily driven by retirement products in Mexico and by accident and health products in Argentina and Brazil. Changes in premiums for these products were almost entirely offset by the related changes in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. The increase in sales also generated higher commission expense, which was partially offset by a corresponding increase in DAC capitalization. The items discussed above were the primary drivers of a $5 million improvement in operating earnings.

Market factors decreased operating earnings by $12 million. A decrease in investment yields was primarily attributable to lower returns on fixed maturity securities, primarily in Brazil and Mexico. In addition, lower variable rate investments in Brazil, and lower income on derivatives in Chile decreased operating earnings. These decreases were partially offset by a decrease in interest credited expense. A decrease in net investment income from lower inflation in the current year was substantially offset by a corresponding decrease in policyholder benefits.

The impact of changes in foreign currency exchange rates reduced operating earnings by $2 million for the first quarter of 2013 compared to the prior period. In addition, current period results include various favorable income tax items of $4 million and favorable claims experience of $2 million.

Asia

	Three Months Ended March 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$1,998	$2,039
Universal life and investment-type product policy fees	444	362
Net investment income	732	681
Other revenues	13	16

Total operating revenues	3,187	3,098

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,415	1,360
Interest credited to policyholder account balances	442	429
Capitalization of DAC	(546)	(587)
Amortization of DAC and VOBA	401	373
Amortization of negative VOBA	(113)	(131)
Interest expense on debt	—	1
Other expenses	1,094	1,191

Total operating expenses	2,693	2,636

Provision for income tax expense (benefit)	161	161

Operating earnings	$333	$301

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $32 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $4 million for the first quarter of 2013 compared to the prior period.

Market volatility in Japan due to a rapidly weakening Japanese yen and a sharp increase in equity markets drove a shift in consumer preferences away from foreign currency denominated retirement products, which resulted in a decline in fixed annuity sales in Japan. Australia’s sales declined due to the sale of a large group insurance contract in the prior period. In India, sales increased 40% compared to the prior period as the business benefited from our new relationship with Punjab National Bank.

Asia’s premiums and fee income increased over the prior period driven by business growth in ordinary life, variable life and accident & health products in Japan and Korea. During the quarter, surrenders of fixed annuity products in Japan also contributed to higher fee income. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. The decline in overall sales resulted in a decrease in commissions, which were partially offset by a decrease in related DAC capitalization. Despite lower sales, average invested assets increased over the prior period, reflecting positive cash flows from our life and annuity businesses in Japan generating increases in net investment income, partially offset by an increase in interest credited to policyholders. DAC amortization and other expenses increased from overall business growth. The combined impact of the items discussed above improved operating earnings by $29 million.

The continuing repositioning of the Japan investment portfolio to higher yielding investments and higher prepayment fees contributed to an increase in investment yields. In addition, yields improved as a result of growth in the Australian and U.S. dollar annuity businesses, reflecting a higher yielding and more diversified portfolio of Australian and U.S. dollar investments. These improvements in investment yields increased operating earnings by $39 million.

Current period results include an unfavorable liability refinement of $14 million in China and a one-time tax benefit of $6 million driven by the realization of foreign tax credits. Prior period results include a favorable liability refinement of $16 million in Japan. In addition, unfavorable claims experience decreased operating earnings by $9 million.

EMEA

	Three Months Ended March 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$567	$652
Universal life and investment-type product policy fees	91	80
Net investment income	128	157
Other revenues	27	36

Total operating revenues	813	925

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	237	343
Interest credited to policyholder account balances	35	33
Capitalization of DAC	(177)	(177)
Amortization of DAC and VOBA	165	146
Amortization of negative VOBA	(17)	(4)
Interest expense on debt	1	—
Other expenses	448	471

Total operating expenses	692	812

Provision for income tax expense (benefit)	34	41

Operating earnings	$87	$72

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $15 million over the prior period. The impact of changes in foreign currency exchange rates increased operating earnings by $2 million for the first quarter 2013 compared to the prior period. The third quarter 2012 acquisition of life insurance businesses in the Czech Republic, Hungary and Romania from the members of the Aviva Plc. group increased operating earnings by $4 million. Also, operating earnings benefited from adjustments totaling $8 million in Greece for liability refinements in our ordinary and deferred annuity businesses, as well as the impact of a change in the local corporate tax rate in the first quarter of 2013. Partially offsetting these increases was the disposal of certain closed blocks of business in the U.K. which decreased operating earnings by $15 million.

While sales increased compared to the prior period, this business growth was somewhat dampened by challenging economic environments in some European countries. This business growth was driven primarily by Turkey, Russia and the Persian Gulf, partially offset by management’s decision to cease fixed annuity sales in the U.K. Operating expenses decreased primarily in France, Poland and Greece as a result of expense reduction initiatives, partially offset by higher corporate allocations. The combined impact of the items discussed above increased operating earnings by $25 million.

Operating earnings decreased $14 million reflecting lower investment yields. The decrease in these yields reflects higher returns in the prior period on fixed maturity securities and mutual fund investments, primarily in Greece, and higher returns on certain securities, primarily in Poland.

Corporate & Other

	Three Months Ended March 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$26	$14
Universal life and investment-type product policy fees	36	40
Net investment income	146	192
Other revenues	13	14

Total operating revenues	221	260

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9	11
Interest credited to policyholder account balances	12	—
Capitalization of DAC	(4)	—
Interest expense on debt	286	311
Other expenses	164	155

Total operating expenses	467	477

Provision for income tax expense (benefit)	(193)	(180)

Operating earnings	(53)	(37)
Less: Preferred stock dividends	30	30

Operating earnings available to common shareholders	$(83)	$(67)

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings each decreased $16 million, primarily due to lower earnings on invested assets that were funded using Federal Home Loan Bank (“FHLB”) advances, higher other expenses and lower net investment income. These decreases were partially offset by higher operating earnings from the assumed reinsurance of a variable annuity business.

Operating earnings on invested assets that were funded using FHLB advances decreased $10 million, reflected by decreases in net investment income and interest expense on debt, due to the transfer of $3.8 billion of FHLB advances and underlying assets from MetLife Bank to Corporate Benefit Funding in April 2012.

In the first quarter of 2012, the Company benefited from the positive resolution of certain legal matters totaling $16 million. In the current period, the Company incurred $7 million of higher costs associated with its enterprise-wide strategic initiative, of which $4 million represents employee-related restructuring charges. In addition, the current period included higher costs associated with interest on uncertain tax positions, other employee-related costs, and advertising expenses, which combined totaled $13 million. Partially offsetting these costs was a prior period charge of $26 million, representing a multi–state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File.

Net investment income decreased $3 million, excluding the FHLB which is discussed above and the divested MetLife Bank operations, driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and lower returns from our alternative investments, partially offset by higher returns on private equity investments.

Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan increased $8 million. This was primarily due to a decrease in benefit liabilities resulting from higher returns in the underlying funds.

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

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. For commercial real estate and agricultural assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our asset and liability management strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile through product design, such as the use of market value adjustment features and surrender charges. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and equity market risks.

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

Current Environment

The global economy and markets continue to be affected by significant stress and volatility, which has adversely affected the financial services sector in particular and global capital markets. As a global insurance company, we are affected by the monetary policy of central banks around the world. In the United States, the Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and, more recently, through its asset purchase programs. See “— Industry Trends — Impact of Sustained Low Interest Rate Environment” for information on actions taken by the Federal Reserve Board and central banks around the world to support the economic recovery. See “— Industry Trends — Financial and Economic Environment” for information on actions taken by Japan’s central government and the Bank of Japan to end deflation and achieve sustainable economic growth in Japan. The Federal Reserve Board may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.

European Region Investments. Excluding Europe’s perimeter region and Cyprus which is discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain European Union member states and other countries in the region that are not members of the European Union (collectively, the “European Region”) were concentrated in the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain the highest credit ratings from all major rating agencies. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. Sovereign debt issued by countries outside of Europe’s perimeter region and Cyprus comprised $8.7 billion, or over 99% of our European Region sovereign fixed maturity securities, at estimated fair value at March 31, 2013. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $25.0 billion, or 75% of European Region total corporate securities, at estimated fair value at March 31, 2013. Of these European Region sovereign fixed maturity and corporate securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities at March 31, 2013. European Region financial services corporate securities at estimated fair value were $8.4 billion, including $6.4 billion within the banking sector, with 94% invested in investment grade rated corporate securities, at March 31, 2013.

Europe’s Perimeter Region and Cyprus. Concerns about the economic conditions, capital markets and the solvency of certain European Union member states, including Europe’s perimeter region and Cyprus and of financial institutions that have significant direct or indirect exposure to their sovereign debt continue to create market volatility. This market volatility will likely continue to affect the performance of various asset classes in 2013, and perhaps longer, until there is an ultimate resolution of these European Union sovereign debt-related concerns.

The March 2012 restructuring of Greece domestic law sovereign debt had an adverse impact on the capital level of Cyprus’ largest financial institutions, which triggered downgrades of Cyprus sovereign debt. In April 2013, the European Union approved a €10 billion financial support program for Cyprus, the first tranche of which could be available in May 2013, after final approvals are obtained. This official support program includes restructuring of the Cyprus banking, tax and financial systems and a restructuring of certain Cyprus financial institutions which could adversely impact certain private creditors and uninsured depositors, while sovereign creditors would not be directly impacted.

As a result of concerns about the ability of Europe’s perimeter region and Cyprus, to service its sovereign debt, certain of these countries have experienced credit ratings downgrades. Despite official financial support programs for the most stressed governments in Europe’s perimeter region and Cyprus, concerns about sovereign debt sustainability has expanded to other European Union member states. As a result, several other European Union member states experienced credit ratings downgrades or had their credit ratings outlook changed to negative.

As presented in the table below, we do not have significant exposure to the sovereign debt of Europe’s perimeter region and Cyprus. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition.

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

	Summary of Select European Country Investment Exposure at March 31, 2013 (1) (2)
	Fixed Maturity Securities (1)
	Sovereign	Financial Services	Non- Financial Services	Total	All Other General Account Investment Exposure (2)	Total Exposure (3)%		Purchased Credit Default Protection (4)	Net Exposure	%
	(In millions)
Europe’s perimeter region:
Portugal	$—	$—	$55	$55	$6	$61	2%	$—	$61	2%
Italy	3	87	674	764	87	851	30	(4)	847	30
Ireland	—	—	154	154	905	1,059	37	—	1,059	37
Greece	2	—	—	2	128	130	5	—	130	5
Spain	—	96	520	616	45	661	23	—	661	23

Total Europe’s perimeter region	5	183	1,403	1,591	1,171	2,762	97	(4)	2,758	97

Cyprus	73	—	—	73	18	91	3	—	91	3

Total	$78	$183	$1,403	$1,664	$1,189	$2,853	100%	$(4)	$2,849	100%

As percent of total cash and invested assets	0.0%	0.0%	0.3%	0.3%	0.2%	0.5%		0.0%	0.5%
Investment grade percent	4%	93%	94%
Non-investment grade percent	96%	7%	6%

(1)	Presented at estimated fair value. The par value and amortized cost of the fixed maturity securities were $1.8 billion and $1.6 billion, respectively, at March 31, 2013.

(2)

Comprised of equity securities, FVO general account securities, real estate and real estate joint ventures, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for an explanation of the carrying value for these invested asset classes. Excludes FVO contractholder-directed unit-linked investments of $847 million, which support unit-linked variable annuity type liabilities and do not qualify for separate account summary total assets and liabilities. The contractholder, and not the Company, directs the investment of these funds. The related variable annuity type liability is satisfied from the contractholder’s account balance and not from our general account investments.

(3)	For Greece, the Company had $1 million of commitments to fund partnership investments at March 31, 2013.

(4)

Purchased credit default protection is stated at the estimated fair value of the swap. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of $4 million at March 31, 2013. The counterparties to these swaps are financial institutions with Standard & Poor’s Ratings Services (“S&P”) credit ratings ranging from A+ to A as of March 31, 2013.

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

Current Environment — Summary. All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses) and net derivative gains (losses), level of unrealized gains and (losses) within the various asset classes within our investment portfolio and our allocation to lower yielding cash equivalents and short-term investments. See “— Industry Trends” and “Risk Factors —

Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”

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

	At or For the Three Months Ended March 31,
	2013		2012
	Yield % (1)	Amount	Yield % (1)	Amount
		(In millions)		(In millions)
Fixed maturity securities (2)(3)	4.83%	$3,833	4.96%	$3,840
Mortgage loans (3)	5.52%	738	5.62%	830
Real estate and real estate joint ventures	2.40%	60	3.76%	80
Policy loans	5.22%	155	5.30%	158
Equity securities	3.41%	24	4.17%	32
Other limited partnerships	14.25%	246	11.34%	182
Cash and short-term investments	0.89%	45	0.69%	32
Other invested assets		179		132

Total before investment fees and expenses	4.93%	5,280	5.00%	5,286
Investment fees and expenses	(0.13)	(143)	(0.13)	(140)

Net investment income including Divested Businesses	4.80%	5,137	4.87%	5,146

Less: net investment income from Divested Businesses (4)		5		69

Net investment income (5)		$5,132		$5,077

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

(2)	Investment income includes amounts for FVO and trading securities of $21 million and $45 million for the three months ended March 31, 2013 and 2012, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)

Yield calculations include the net investment income and ending carrying values of the Divested Businesses. The net investment income adjustment for the Divested Businesses for the three months ended March 31, 2013 and 2012 of $5 million and $69 million excludes $0 and $85 million of securitized reverse residential mortgage loans that were included in the Divested Businesses adjustment of $5 million and $154 million presented below, respectively. For further information on Divested Businesses, see Note 2 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

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

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net investment income — in the above yield table	$5,132	$5,077
Real estate discontinued operations	(1)	—
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(131)	(89)
Contractholder-directed unit-linked investments	1,039	1,015
Divested Businesses	5	154
Incremental net investment income from CSEs	33	43

Net investment income — GAAP consolidated statements of operations	$6,077	$6,200

See “— Results of Operations — Consolidated Results — Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012” for analyses of the period over period changes in net investment income.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities available-for-sale (“AFS”), which consisted principally of publicly-traded and privately placed fixed maturity securities and redeemable preferred stock, were $374.3 billion, at estimated fair value, at both March 31, 2013 and December 31, 2012, or 72% and 70% of total cash and invested assets, at March 31, 2013 and December 31, 2012, respectively. Publicly-traded fixed maturity securities represented $324.9 billion and $323.8 billion of total fixed maturity securities, at estimated fair value, at March 31, 2013 and December 31, 2012, respectively, or 87% of total fixed maturity securities, at both March 31, 2013 and December 31, 2012. Privately placed fixed maturity securities represented $49.4 billion and $50.5 billion, at estimated fair value, at March 31, 2013 and December 31, 2012, respectively, or 13% of total fixed maturity securities, at both March 31, 2013 and December 31, 2012.

Equity securities AFS, which consisted principally of publicly-traded and privately-held common and non-redeemable preferred stock, including certain perpetual hybrid securities and mutual fund interests, were $3.2 billion and $2.9 billion, at estimated fair value, at March 31, 2013 and December 31, 2012, respectively, or 0.6% and 0.5%, of total cash and invested assets, at March 31, 2013 and December 31, 2012, respectively. Publicly-traded equity securities represented $2.1 billion and $1.8 billion, at estimated fair value, or 66% and 62% of total equity securities, at March 31, 2013 and December 31, 2012, respectively. Privately-held equity securities represented $1.1 billion, at estimated fair value, at both March 31, 2013 and December 31, 2012, or 34% and 38%, of total equity securities, at March 31, 2013 and December 31, 2012, respectively.

Included within fixed maturity and equity securities were $1.3 billion of perpetual securities, at estimated fair value, at both March 31, 2013 and December 31, 2012. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).

Included within fixed maturity securities were $1.3 billion and $1.6 billion of redeemable preferred stock, at estimated fair value, at March 31, 2013 and December 31, 2012, respectively. These securities, which have stated maturity dates and cumulative interest deferral features, are commonly referred to as “capital securities,” and are primarily issued by U.S. financial institutions.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Valuation of Securities” included in the 2012 Annual Report for further information on the processes used to value securities and the related controls.

Fair Value of Fixed Maturity and Equity Securities – AFS. Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	March 31, 2013
	Fixed Maturity Securities		Equity Securities
	(In millions)
Level 1:
Quoted prices in active markets for identical assets	$31,431	8.4%	$1,041	32.7%

Level 2:
Independent pricing source	281,843	75.3	615	19.3
Internal matrix pricing or discounted cash flow techniques	39,122	10.5	942	29.5

Significant other observable inputs	320,965	85.8	1,557	48.8

Level 3:
Independent pricing source	9,304	2.5	475	14.9
Internal matrix pricing or discounted cash flow techniques	11,288	3.0	101	3.2
Independent broker quotations	1,306	0.3	14	0.4

Significant unobservable inputs	21,898	5.8	590	18.5

Total estimated fair value	$374,294	100.0%	$3,188	100.0%

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at March 31, 2013 are as follows:

•

The majority of the Level 3 fixed maturity and equity securities AFS, or 82%, were concentrated in four sectors: U.S. and foreign corporate securities, asset-backed securities (“ABS”), and residential mortgage-backed securities (“RMBS”).

•

Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: alternative residential mortgage loan (“Alt-A”) and sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities); and less liquid ABS and foreign government securities.

•

During the three months ended March 31, 2013, Level 3 fixed maturity securities decreased by $522 million, or 2%. The decrease was driven by net transfers out of Level 3, partially offset by purchases in excess of sales and an increase in estimated fair value recognized in OCI. The net transfers out of fixed maturity securities were concentrated in U.S. and foreign corporate securities and ABS. The increase in purchases in excess of sales for fixed maturity securities was concentrated in ABS, RMBS and foreign government securities, and the increase in estimated fair value recognized in OCI was concentrated in U.S. corporate securities and RMBS.

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs. Total gains and losses in earnings and OCI are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 during the same period are excluded from the rollforward. Total gains (losses) for fixed maturity securities included in OCI subsequent to their transfer into Level 3 was ($4) million for the three months ended March 31, 2013. There were no gains (losses) included in earnings for fixed maturity securities subsequent to their transfer into Level 3 for the three months ended March 31, 2013.

An analysis of transfers into and/or out of Level 3 for the three months ended March 31, 2013 is presented in Note 8 of the Notes to Interim Condensed Consolidated Financial Statements.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2012 Annual Report for further information on the estimates and assumptions that affect the amounts reported above. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above.

Fixed Maturity Securities AFS. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about fixed maturity securities AFS.

Fixed Maturity Securities Credit Quality — Ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2012 Annual Report for a discussion of the credit quality designations assigned by rating agencies and ratings methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities.

The NAIC has adopted revised rating methodologies for certain structured securities comprised of non-agency RMBS, commercial mortgage-backed securities (“CMBS”) and ABS. The NAIC’s objective with the revised rating methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for great regulatory input into the assumption used to estimate expected losses from structured securities. We apply the revised NAIC rating methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC rating methodologies on an annual basis. If such insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed rating is used until a final rating becomes available.

The following table presents total fixed maturity securities by Nationally Recognized Statistical Rating Organizations (“NRSRO”) designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		March 31, 2013				December 31, 2012
NAIC Rating	Rating Agency Designation	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(In millions)				(In millions)
1	Aaa/Aa/A	$236,663	$22,756	$259,419	69.3%	$234,371	$24,197	$258,568	69.1%
2	Baa	81,000	8,202	89,202	23.8	81,530	8,663	90,193	24.1

	Subtotal investment grade	317,663	30,958	348,621	93.1	315,901	32,860	348,761	93.2
3	Ba	13,849	639	14,488	3.9	13,882	552	14,434	3.8
4	B	9,274	283	9,557	2.6	9,470	137	9,607	2.6
5	Caa and lower	1,686	(138)	1,548	0.4	1,543	(164)	1,379	0.4
6	In or near default	61	19	80	—	74	11	85	—

	Subtotal below investment grade	24,870	803	25,673	6.9	24,969	536	25,505	6.8

	Total fixed maturity securities	$342,533	$31,761	$374,294	100.0%	$340,870	$33,396	$374,266	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2013:
U.S. corporate	$51,251	$47,427	$8,749	$5,107	$429	$43	$113,006
Foreign corporate	31,168	30,240	3,148	1,454	73	3	66,086
Foreign government	44,097	8,834	954	1,460	90	—	55,435
U.S. Treasury and agency	54,457	—	—	—	—	—	54,457
RMBS	31,435	1,042	1,552	1,392	897	29	36,347
CMBS	17,683	118	52	5	39	—	17,897
ABS	15,091	834	25	139	20	5	16,114
State and political subdivision	14,237	707	8	—	—	—	14,952

Total fixed maturity securities	$259,419	$89,202	$14,488	$9,557	$1,548	$80	$374,294

Percentage of total	69.3%	23.8%	3.9%	2.6%	0.4%	—%	100.0%

December 31, 2012:
U.S. corporate	$51,648	$48,622	$8,597	$4,831	$380	$48	$114,126
Foreign corporate	31,937	30,509	3,249	1,418	66	5	67,184
Foreign government	46,314	8,501	933	1,504	84	—	57,336
U.S. Treasury and agency	47,967	—	—	—	—	—	47,967
RMBS	32,377	894	1,582	1,809	790	27	37,479
CMBS	18,843	193	43	11	39	—	19,129
ABS	15,247	673	18	34	20	5	15,997
State and political subdivision	14,235	801	12	—	—	—	15,048

Total fixed maturity securities	$258,568	$90,193	$14,434	$9,607	$1,379	$85	$374,266

Percentage of total	69.1%	24.1%	3.8%	2.6%	0.4%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities. We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both March 31, 2013 and December 31, 2012. The tables below present information for U.S. and foreign corporate securities at:

	March 31, 2013		December 31, 2012
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$66,086	36.9%	$67,184	37.1%
U.S. corporate fixed maturity securities — by industry:
Consumer	28,994	16.2	29,852	16.4
Industrial	28,977	16.2	29,324	16.2
Finance	21,810	12.2	21,857	12.1
Utility	20,260	11.3	20,216	11.1
Communications	9,169	5.1	9,084	5.0
Other	3,796	2.1	3,793	2.1

Total	$179,092	100.0%	$181,310	100.0%

(1)	Includes both U.S. dollar and foreign denominated securities.

Structured Securities. We held $70.4 billion and $72.6 billion of structured securities, at estimated fair value, at March 31, 2013 and December 31, 2012, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS. The table below presents information about RMBS at:

	March 31, 2013			December 31, 2012
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$19,860	54.6%	$1,178	$20,567	54.9%	$889
Pass-through securities	16,487	45.4	766	16,912	45.1	924

Total RMBS	$36,347	100.0%	$1,944	$37,479	100.0%	$1,813

By risk profile:
Agency	$25,230	69.4%	$1,750	$26,369	70.4%	$1,944
Prime	3,707	10.2	149	4,206	11.2	101
Alt-A	4,982	13.7	17	4,950	13.2	(154)
Sub-prime	2,428	6.7	28	1,954	5.2	(78)

Total RMBS	$36,347	100.0%	$1,944	$37,479	100.0%	$1,813

Ratings profile:
Rated Aaa/AAA	$25,598	70.4%		$26,555	70.9%
Rated NAIC 1	$31,435	86.5%		$32,377	86.4%

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Structured Securities” included in the 2012 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities; and agency, prime, Alt-A and sub-prime RMBS.

At March 31, 2013 and December 31, 2012, our Alt-A securities portfolio had no exposure to option adjustable rate mortgages (“ARMs”) and a minimal exposure to hybrid ARMs. Our Alt-A securities portfolio was comprised primarily of fixed rate mortgages (94% at both March 31, 2013 and December 31, 2012) which have performed better than both option ARMs and hybrid ARMs in the overall Alt-A market.

Historically, we have managed our exposure to sub-prime RMBS holdings by reducing our overall exposure, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. At March 31, 2013 and December 31, 2012, approximately 49% and 53%, respectively, of our sub-prime RMBS holdings were in a vintage year of 2005 or prior. These older vintage years benefit from better underwriting, improved credit enhancement levels and higher residential property price appreciation. In 2012 and 2013, we increased our exposure to sub-prime RMBS by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The 2012 and 2013 sub-prime RMBS purchases are performing within our expectations and were in an unrealized gain position of $89 million and $59 million at March 31, 2013 and December 31, 2012, respectively.

CMBS. The following tables present our CMBS holdings by rating agency designation and by vintage year at:

	March 31, 2013
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$1,722	$1,740	$77	$81	$61	$62	$36	$35	$31	$31	$1,927	$1,949
2004	3,327	3,432	337	355	140	145	49	49	21	9	3,874	3,990
2005	3,302	3,554	260	284	276	302	104	109	30	32	3,972	4,281
2006	2,401	2,584	201	219	76	85	17	22	38	36	2,733	2,946
2007	952	1,015	113	118	86	94	129	132	85	79	1,365	1,438
2008 - 2010	3	3	—	—	28	28	1	1	24	21	56	53
2011	585	634	19	19	99	103	—	—	6	5	709	761
2012	710	761	251	262	910	942	—	—	32	34	1,903	1,999
2013	205	205	63	64	208	211	—	—	—	—	476	480

Total	$13,207	$13,928	$1,321	$1,402	$1,884	$1,972	$336	$348	$267	$247	$17,015	$17,897

Ratings Distribution		77.8%		7.8%		11.0%		2.0%		1.4%		100.0%

	December 31, 2012
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
						(In millions)
2003	$2,957	$2,997	$113	$114	$82	$82	$37	$36	$33	$33	$3,222	$3,262
2004	3,466	3,606	380	401	97	99	52	51	21	9	4,016	4,166
2005	3,348	3,636	303	329	275	296	144	142	—	—	4,070	4,403
2006	2,283	2,484	263	284	44	44	47	50	38	36	2,675	2,898
2007	1,070	1,143	112	117	87	95	194	187	20	21	1,483	1,563
2008 - 2010	2	3	—	—	—	—	56	60	26	24	84	87
2011	598	650	12	11	108	112	—	—	7	6	725	779
2012	524	559	403	417	939	956	—	—	36	39	1,902	1,971

Total	$14,248	$15,078	$1,586	$1,673	$1,632	$1,684	$530	$526	$181	$168	$18,177	$19,129

Ratings Distribution		78.8%		8.7%		8.8%		2.8%		0.9%		100.0%

The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC. CMBS rated NAIC 1 were 98.8% and 98.5% of total CMBS at March 31, 2013 and December 31, 2012, respectively.

ABS. Our ABS are diversified both by collateral type and by issuer. The following table presents information about our ABS holdings at:

	March 31, 2013			December 31, 2012
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Foreign residential loans	$3,808	23.6%	$94	$3,811	23.8%	$88
Student loans	2,743	17.0	30	2,480	15.5	14
Automobile loans	2,490	15.5	27	2,454	15.4	28
Credit card loans	2,395	14.9	88	2,640	16.5	106
Collateralized debt obligations	2,049	12.7	(13)	2,453	15.3	(68)
Equipment loans	594	3.7	10	597	3.7	22
Other loans	2,035	12.6	37	1,562	9.8	45

Total	$16,114	100.0%	$273	$15,997	100.0%	$235

Ratings profile:
Rated Aaa/AAA	$10,455	64.9%		$10,405	65.0%
Rated NAIC 1	$15,091	93.7%		$15,247	95.3%

OTTI Losses on Fixed Maturity and Equity Securities AFS Recognized in Earnings

See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings. Impairments of fixed maturity and equity securities were $81 million and $148 million for the three months ended March 31, 2013 and 2012, respectively. Impairments of fixed maturity securities were $60 million and $133 million and impairments of equity securities were $21 million and $15 million for the three months ended March 31, 2013 and 2012, respectively.

Credit-related impairments of fixed maturity securities were $42 million and $73 million for the three months ended March 31, 2013 and 2012, respectively.

Explanations of changes in fixed maturity and equity securities impairments are as follows:

Three months ended March 31, 2013 compared to the three months ended March 31, 2012 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $81 million for the three months ended March 31, 2013 as compared to $148 million in the prior period. The most significant decreases in the current period, as compared to the prior period, were in the utility, financial services and communication industries within U.S and foreign corporate securities, which comprised $15 million in fixed maturity impairments for the three months ended March, 31, 2013, as compared to $87 million for the three months ended March, 31, 2012.

Future Impairments. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.

FVO and Trading Securities

FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held for investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs (former qualifying special purpose entities). We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $16.6 billion and $16.3 billion at estimated fair value, or 3.2% and 3.1% of total cash and invested assets, at March 31, 2013 and December 31, 2012, respectively. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

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

See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for financial information regarding our securities lending program.

Mortgage Loans

Our mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $55.6 billion and $57.0 billion, or 10.6% and 10.7% of total cash and invested assets, at March 31, 2013 and December 31, 2012, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents our mortgage loans by portfolio segment. The information presented below excludes the effects of consolidating certain VIEs that are treated as CSEs and securitized reverse residential mortgage loans. Such amounts are presented in the aforementioned table.

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans, 89% are collateralized by properties located in the United States, with the remaining 11% collateralized by properties located outside the United States, calculated as a percent of the total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs) at March 31, 2013. The three states with the largest commercial and agricultural mortgage loan investments were California, New York and Texas at 19%, 11% and 7%, at March 31, 2013, respectively. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
Pacific	$7,718	19.5%	$7,932	19.6%
South Atlantic	7,655	19.3	7,969	19.7
Middle Atlantic	6,970	17.6	6,780	16.7
International	5,344	13.5	5,567	13.8
West South Central	3,496	8.8	3,436	8.5
East North Central	2,765	7.0	3,026	7.5
New England	1,488	3.8	1,489	3.7
Mountain	875	2.2	906	2.2
East South Central	456	1.2	457	1.1
West North Central	285	0.7	288	0.7
Multi-Region and Other	2,553	6.4	2,622	6.5

Total recorded investment	39,605	100.0%	40,472	100.0%

Less: valuation allowances	275		293

Carrying value, net of valuation allowances	$39,330		$40,179

Property Type:
Office	$18,259	46.1%	$18,012	44.5%
Retail	8,973	22.7	9,445	23.3
Apartment	3,897	9.8	3,944	9.8
Hotel	3,278	8.3	3,355	8.3
Industrial	3,077	7.8	3,159	7.8
Other	2,121	5.3	2,557	6.3

Total recorded investment	39,605	100.0%	40,472	100.0%

Less: valuation allowances	275		293

Carrying value, net of valuation allowances	$39,330		$40,179

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

The following table presents the recorded investment and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications:

	March 31, 2013				December 31, 2012
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(In millions)		(In millions)		(In millions)		(In millions)
Commercial:
Performing	$39,212	99.0%	$230	0.6%	$40,064	99.0%	$214	0.5%
Restructured (1)	393	1.0	45	11.5%	406	1.0	79	19.5%
Potentially delinquent	—	—	—	— %	—	—	—	—%
Delinquent or under foreclosure	—	—	—	— %	2	—	—	—%

Total	$39,605	100.0%	$275	0.7%	$40,472	100.0%	$293	0.7%

Agricultural:
Performing	$12,504	98.7%	$35	0.3%	$12,657	98.6%	$31	0.2%
Restructured (2)	49	0.4	7	14.3%	64	0.5	8	12.5%
Potentially delinquent	11	0.1	—	— %	6	—	—	—%
Delinquent or under foreclosure (2)	105	0.8	12	11.4%	116	0.9	13	11.2%

Total	$12,669	100.0%	$54	0.4%	$12,843	100.0%	$52	0.4%

Residential:
Performing	$967	97.3%	$1	0.1%	$929	97.0%	$—	—%
Delinquent or under foreclosure (3)	27	2.7	2	7.4%	29	3.0	2	6.9%

Total	$994	100.0%	$3	0.3%	$958	100.0%	$2	0.2%

(1)	As of March 31, 2013 and December 31, 2012, there were nine restructured commercial mortgage loans for both periods, all of which were performing.

(2)

As of March 31, 2013 there were 14 restructured agricultural mortgage loans of which 10 were performing and four were delinquent. As of December 31, 2012, there were 15 restructured loans, all of which were performing.

(3)	There were no restructured residential mortgage loans at March 31, 2013 and December 31, 2012.

See also Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present, by portfolio segment, mortgage loans by credit quality indicator, impaired mortgage loans, past due and nonaccrual mortgage loans, as well as loans modified through troubled debt restructurings.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 56% and 57% at March 31, 2013 and December 31, 2012, respectively, and our average debt service coverage ratio was 2.2x at both March 31,

2013 and December 31, 2012. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 46% at March 31, 2013 and December 31, 2012, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowances” included in the 2012 Annual Report for further information on our mortgage valuation allowance policy.

See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information activity in and balances of the valuation allowance and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the three months ended March 31, 2013 and 2012.

Real Estate and Real Estate Joint Ventures

We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 84% were located in the United States, with the remaining 16% located outside the United States, at March 31, 2013. The three locations with the largest real estate investments were California, Japan and Florida at 20%, 14% and 11%, respectively, at March 31, 2013.

Real estate investments by type consisted of the following:

	March 31, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$8,497	85.0%	$8,488	85.6%
Real estate joint ventures and funds	903	9.0	941	9.5

Subtotal	9,400	94.0	9,429	95.1
Foreclosed (commercial, agricultural and residential)	500	5.0	488	4.9

Real estate held-for-investment	9,900	99.0	9,917	100.0
Real estate held-for-sale	98	1.0	1	—

Total real estate and real estate joint ventures	$9,998	100.0%	$9,918	100.0%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2012 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional real estate investment portfolio was $10.8 billion and $10.7 billion at March 31, 2013 and December 31, 2012, respectively.

Impairments recognized on real estate and real estate joint ventures were $9 million and $4 million for the three months ended March 31, 2013 and 2012, respectively.

Other Limited Partnership Interests

The carrying value of other limited partnership interests was $7.1 billion and $6.7 billion at March 31, 2013 and December 31, 2012, respectively, which included $1.6 billion and $1.4 billion of hedge funds, at March 31, 2013 and December 31, 2012, respectively.

Other Invested Assets

The following table presents the carrying value of our other invested assets by type:

	March 31, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$12,823	63.3%	$13,777	65.2%
Tax credit partnerships	2,348	11.6	2,268	10.7
Leveraged leases, net of non-recourse debt	1,969	9.7	1,998	9.4
Funds withheld	639	3.2	641	3.0
Joint venture investments	188	0.9	180	0.9
Other	2,302	11.3	2,281	10.8

Total	$20,269	100.0%	$21,145	100.0%

Short-term Investments and Cash Equivalents

The carrying value of short-term investments, which approximates estimated fair value, was $13.7 billion and $16.9 billion, or 2.6% and 3.2% of total cash and invested assets, at March 31, 2013 and December 31, 2012, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $6.3 billion and $6.1 billion, or 1.2% and 1.1% of total cash and invested assets, at March 31, 2013 and December  31, 2012, respectively.

Derivatives

Derivatives. We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•

Information about the notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2013 and December 31, 2012.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months ended March 31, 2013 and 2012.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about our use of derivatives by major hedge program.

Fair Value Hierarchy. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.

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

Derivatives categorized as Level 3 at March 31, 2013 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity options with unobservable correlation inputs. At both March 31, 2013 and December 31, 2012, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

Level 3 derivatives had a ($267) million gain (loss) recognized in net income (loss) for the three months ended March 31, 2013. This loss primarily relates to certain purchased equity options that are valued using models dependent on an unobservable market correlation input and equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread. The unobservable equity variance spread is calculated from a comparison between broker offered variance swap volatility and observable plain vanilla equity option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations. The primary drivers of the loss during the three months ended March 31, 2013 were significant decreases in equity volatility, both historical and implied, and increases in equity index levels, which in total accounted for approximately 73% of the loss. Changes in the unobservable inputs accounted for approximately 27% of the loss.

See “— Summary of Critical Accounting Estimates — Derivatives” included in the 2012 Annual Report for further information on the estimates and assumptions that affect derivatives.

Credit Risk. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and cash collateral.

Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the consolidated balance sheets, and does not affect our legal right of offset.

Credit Derivatives. The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2013		December 31, 2012
Credit Default Swaps	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$3,925	$(28)	$3,674	$(23)
Written (2)	8,909	88	8,879	74

Total	$12,834	$60	$12,553	$51

(1)

The notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $350 million and ($4) million, respectively, at March 31, 2013 and $380 million and ($1) million, respectively, at December 31, 2012.

(2)

The notional amount and estimated fair value for written credit default swaps in the trading portfolio were $30 million and $0, respectively, at March 31, 2013 and $10 million and $0, respectively, at December 31, 2012.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended March 31,
	2013			2012
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$5	$(14)	$(9)	$1	$(198)	$(197)
Written (3), (4)	46	(14)	32	108	(4)	104

Total	$51	$(28)	$23	$109	$(202)	$(93)

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)

The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $1 million and ($4) million, respectively, for the three months ended March 31, 2013 and $0 and ($9) million, respectively, for the three months ended March 31, 2012.

(3)	The gross gains and gross (losses) for written credit default swaps in the trading portfolio were insignificant for the three months ended March 31, 2013 and 2012.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.

The favorable change in net gains (losses) on purchased credit default swaps of $188 million was due to credit spreads narrowing less in the current period than in the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of $72 million was due to credit spreads narrowing less in the current period than in the prior period on certain credit default swaps used as replications.

The maximum amount at risk related to our written credit default swaps is equal to the corresponding notional amount. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by insurance regulators and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we will seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, at times, can replicate the desired bond exposures and meet our asset-liability management needs. In addition, given the shorter tenor of the credit default swaps (generally 5-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.

Embedded Derivatives. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.

See “— Summary of Critical Accounting Estimates — Derivatives” included in the 2012 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.

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

Collateral for Securities Lending, Repurchase Program and Derivatives

We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. We have non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $23 million and $104 million at estimated fair value at March 31, 2013 and December 31, 2012, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Securities Lending” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for further information on discussion of our securities lending program and the classification of revenues and expenses and the nature of the secured financing arrangement and associated liability.

We also participate in a third-party custodian administered repurchase program for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with the third-party custodian. The estimated fair value of securities loaned in connection with these transactions was $957 million and $729 million at March 31, 2013 and December 31, 2012, respectively. Non-cash collateral on deposit with the third-party custodian on our behalf was $1.0 billion and $785 million at March 31, 2013 and December 31, 2012, respectively, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets.

We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $4.6 billion and $3.7 billion at March 31, 2013 and December 31, 2012, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and “Derivatives” in Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

Guarantees

See “Guarantees” in Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.

Other

Additionally, we have the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: commitments to fund partnership investments; mortgage loan commitments; and commitments to fund bank credit facilities, bridge loans and private corporate bond investments.

See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities Available-for-Sale,” and “Mortgage Loans” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements and “Investments — Real Estate and Real Estate Joint Ventures” and “Investments — Other Limited Partnership Interests” for information on our investments in fixed maturity securities, mortgage loans and partnership investments.

Other than the commitments disclosed in Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “— Summary of Critical Accounting Estimates” included in the 2012 Annual Report.

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

Insurance regulators in many of the non-U.S. countries in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “Business — International Regulation” included in the 2012 Annual Report.

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

Future Policy Benefits

We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for additional information. See also “— Industry Trends — Interest Rate Stress Scenario” included in the 2012 Annual Report and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment follows.

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

Corporate & Other. Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain run-off LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut. Additionally, future policy benefits includes liabilities for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as insurance.

Policyholder Account Balances

PABs are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable surrender charge that may be incurred upon surrender. See “— Industry Trends — Interest Rate Stress Scenario” included in the 2012 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for additional information.

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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	March 31, 2013
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other:
Greater than 0% but less than 2%	$76	$76
Equal to 2% but less than 4%	$10,923	$4,681
Equal to or greater than 4%	$10,858	$6,674
Annuities:
Greater than 0% but less than 2%	$3,578	$2,218
Equal to 2% but less than 4%	$33,929	$26,232
Equal to or greater than 4%	$2,868	$2,774

(1)	The table above is not adjusted for policy loans.

As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At March 31, 2013, excess interest reserves were $143 million and $383 million for Life & Other and Annuities, respectively.

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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	March 31, 2013
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$5,232	$5,232
Equal to 2% but less than 4%	$2,348	$2,334
Equal to or greater than 4%	$602	$577

(1)	The table above is not adjusted for policy loans.

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

Asia. PABs in this segment are held largely for fixed income retirement and savings plans, fixed deferred annuities, interest sensitive whole life products, universal life and, to a lesser degree, liability amounts for unit-linked-type funds that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Asia that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Asia are accounted for as embedded derivatives and recorded at estimated fair value and are also included within PABs. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. We mitigate risks by implementing an ALM policy and with reinsurance. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	March 31, 2013
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities:
Greater than 0% but less than 2%	$31,996	$1,252
Equal to 2% but less than 4%	$598	$24
Equal to or greater than 4%	$2	$2
Life & Other:
Greater than 0% but less than 2%	$5,777	$4,610
Equal to 2% but less than 4%	$16,282	$9,007
Equal to or greater than 4%	$259	$—

(1)

The table above excludes negative VOBA liabilities of $2.7 billion at March 31, 2013, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities in the ALICO Acquisition. These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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

Variable Annuity Guarantees
We issue, directly and through assumed reinsurance, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for additional information.

Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include guaranteed minimum death benefits (“GMDBs”), the life-contingent portion of certain guaranteed minimum withdrawal benefits (“GMWBs”), and the portion of guaranteed minimum income benefits (“GMIBs”) that requires annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in PABs. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits (“GMABs”), the non life-contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.

The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In millions)
Americas:
GMDB	$371	$343	$—	$—
GMIB	1,456	1,432	(517)	200
GMAB	—	—	11	23
GMWB	33	30	156	428
Asia:
GMDB	45	54	—	—
GMAB	—	—	12	11
GMWB	188	183	152	190
EMEA:
GMDB	6	6	—	—
GMAB	—	—	21	28
GMWB	19	20	1	43
Corporate & Other:
GMDB	16	39	—	—
GMAB	—	—	231	387
GMWB	96	95	1,793	2,195

Total	$2,230	$2,202	$1,860	$3,505

The carrying amounts for guarantees included in PABs above include nonperformance risk adjustments of $788 million and $1.2 billion at March 31, 2013 and December 31, 2012, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.

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

GMDBs

We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at March 31, 2013:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$99,072	$17,140
Annual step-up	29,971	—
Roll-up and step-up combination	37,466	—

Total	$166,509	$17,140

(1)	Total contract account value above excludes $2.4 billion for contracts with no GMDBs and approximately $11.1 billion of total contract account value in the EMEA and Asia regions.

Based on total contract account value, less than 40% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.

As part of our risk management of the GMDB business, we have been opportunistically reinsuring in-force blocks, taking advantage of favorable capital market conditions. Our approach for such treaties has been to seek coverage for the enhanced GMDBs, such as the annual step-up and the roll-up and step-up combination. These treaties tend to cover long periods until claims start running off, and are written either on a first dollar basis or with a deductible.

Living Benefit Guarantees

The table below presents our living benefit guarantees based on total contract account values at March 31, 2013:

	Total Contract Account Value (1)
		Corporate
	Americas	& Other
	(In millions)
GMIB	$92,949	$—
GMWB - non-life contingent	7,345	4,002
GMWB - life-contingent	17,012	10,688
GMAB	447	2,450

	$117,753	$17,140

(1)	Total contract account value above excludes $51.1 billion for contracts with no living benefit guarantees and approximately $7.8 billion of total contract account value in the EMEA and Asia regions.

In terms of total contract account value, GMIBs are our most significant living benefit guarantee. Our primary risk management strategy for our GMIB products is our derivatives hedging program as discussed below. Additionally, we have engaged in certain reinsurance treaties covering some of our GMIB business. As part of our overall risk management approach for living benefit guarantees, we continually monitor the reinsurance markets for the right opportunity to purchase additional coverage for our GMIB business.

The table below presents our GMIBs, by their guaranteed payout basis, at March 31, 2013:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$35,519
7-year setback, 1.5% interest rate	5,811
10-year setback, 1.5% interest rate	19,465
10-year mortality projection, 10-year setback, 1.0% interest rate	28,090
10-year mortality projection, 10-year setback, 0.5% interest rate	4,064

$92,949

The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.

Additionally, 29% of the $92.9 billion of GMIB total contract account value has been invested in managed volatility funds as of March 31, 2013. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIBs are required to invest in these funds.

Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of March 31, 2013, only 3.3% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of 6.3 years.

Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at March 31, 2013:

	In-the- Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30%+	$1,854	2.0%
	20% to 30%	2,319	2.5%
	10% to 20%	4,687	5.0%
	0% to 10%	7,801	8.4%

		16,661

Out-of-the-money	-10% to 0%	10,657	11.5%
	-20% to -10%	12,982	14.0%
	-20%+	52,649	56.6%

		76,288

Total GMIBs		$92,949

Derivatives Hedging Variable Annuity Guarantees

In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various over the counter and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	March 31, 2013			December 31, 2012
Primary Underlying Risk Exposure		Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$24,712	$1,926	$639	$24,041	$1,973	$614
	Interest rate futures	7,814	1	16	8,913	1	25
	Interest rate options	11,440	386	71	11,440	303	58
Foreign currency exchange rate	Foreign currency forwards	2,280	31	55	2,281	1	177
	Foreign currency futures	416	1	—	518	4	—
Equity market	Equity futures	6,612	1	7	6,993	14	132
	Equity options	27,740	2,124	588	21,759	2,824	356
	Variance swaps	21,023	132	486	19,830	122	310
	Total rate of return swaps	3,541	2	108	3,092	5	103

	Total	$105,578	$4,604	$1,970	$98,867	$5,247	$1,775

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

Short-term Liquidity. We maintain a substantial short-term liquidity position, which was $15.7 billion and $24.1 billion at March 31, 2013 and December 31, 2012, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding: (i) cash collateral received under our securities lending program, and (ii) cash collateral received from counterparties in connection with derivatives. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of changing needs and opportunities.

Liquid Assets. An integral part of our liquidity management includes managing our level of liquid assets, which was $283.5 billion and $292.2 billion at March 31, 2013 and December 31, 2012, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under our securities lending program that has been reinvested; (ii) cash collateral received from counterparties in connection with derivatives; (iii) cash and cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, derivatives and short sale agreements.

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

See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding restrictions on payment of dividends and stock repurchases.

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

Summary of Primary Sources and Uses of Liquidity and Capital

Our primary sources and uses of liquidity and capital are summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Sources:
Net cash provided by operating activities	$2,733	$5,758
Net cash provided by investing activities	—	2,167
Net cash provided by changes in policyholder account balances	1,336	1,822
Net cash provided by changes in payables for collateral under securities loaned and other transactions	528	—
Net cash provided by changes in bank deposits	8	—
Net change in liability for securitized reverse residential mortgage loans	—	561
Net cash provided by other, net	—	91
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	41

Total sources	4,605	10,440

Uses:
Net cash used in investing activities	9,719	—
Net cash used for changes in payables for collateral under securities loaned and other transactions	—	1,220
Net cash used for changes in bank deposits	—	50
Net cash used for short-term debt repayments	—	585
Long-term debt repaid	240	349
Dividends on preferred stock	30	30
Dividends on common stock	203	—
Net cash used in other, net	75	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	93	—

Total uses	10,360	2,234

Net increase (decrease) in cash and cash equivalents	$(5,755)	$8,206

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

Global Funding Sources. Liquidity is provided by a variety of funding sources, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of funding sources, including short-term and long-term debt, collateral financing arrangements, junior subordinated debt securities, preferred securities and equity and equity-linked securities. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:

Common Stock. During the three months ended March 31, 2013 and 2012, MetLife, Inc. issued 2,532,148 and 2,906,992 new shares of its common stock for $72 million and $88 million, respectively, to satisfy various stock option exercises and other stock-based awards.

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

Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances. Certain of our domestic insurance subsidiaries are members of a regional FHLB. During the three months ended March 31, 2013 and 2012, we issued $4.0 billion and $5.0 billion, respectively, and repaid $3.9 billion and $4.4 billion, respectively, under funding agreements with certain FHLB regional banks. At March 31, 2013 and December 31, 2012, total obligations outstanding under these funding agreements were $15.5 billion and $15.4 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances. We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the three months ended March 31, 2013 and 2012, we issued $9.9 billion and $10.7 billion, respectively, and repaid $7.1 billion and $9.3 billion, respectively, under such funding agreements. At March 31, 2013 and December 31, 2012, total obligations outstanding under these funding agreements were $32.6 billion and $30.0 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances. We issue funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements; such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. There were no issuances or repayments under such funding agreements during the three months ended March 31, 2013 and 2012. At both March 31, 2013 and December 31, 2012, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts. In September 2013, MetLife, Inc. plans to remarket $1.0 billion of senior debt securities underlying common equity units issued in November 2010 in connection with the acquisition of ALICO. MetLife, Inc. will not receive any proceeds from the remarketing. Common equity unit holders will use the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts will provide proceeds to MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.’s common stock. MetLife, Inc. will deliver between 22.6 million and 28.2 million shares of its newly issued common stock to settle the stock purchase contracts. See Notes 12 and 15 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for additional information.

Credit and Committed Facilities. We maintain unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at March 31, 2013. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2013, we had outstanding $2.7 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.3 billion at March 31, 2013.

The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At March 31, 2013, $6.4 billion in letters of credit and $2.8 billion in aggregate drawdowns were outstanding against these facilities. Remaining unused commitments were $3.2 billion at March 31, 2013.

See Note 12 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for further discussion of these facilities.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.

Outstanding Debt Under Global Funding Sources. The following table summarizes our outstanding debt at:

	March 31, 2013	December 31, 2012
(In millions)
Short-term debt	$ 100	$ 100
Long-term debt (1)	$ 16,453	$ 16,535
Collateral financing arrangements	$ 4,196	$ 4,196
Junior subordinated debt securities	$ 3,193	$ 3,192

(1)

Excludes $2.3 billion and $2.5 billion at March 31, 2013 and December 31, 2012, respectively, of long-term debt relating to CSEs (see Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements).

Dispositions. Cash proceeds from dispositions during the three months ended March 31, 2013 and 2012 were $373 million and $0, respectively. During the three months ended March 31, 2013, the sale of MetLife Bank’s depository business resulted in cash outflows of $6.4 billion as a result of the buyer’s assumption of the bank deposits liability in exchange for our cash payment. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding the 2013 proceeds and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the sale of MetLife Bank’s depository business.

Liquidity and Capital Uses

In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:

Common Stock Dividends. In January 2013, MetLife, Inc., which previously paid common stock dividends annually, transitioned to paying common stock dividends quarterly. As such, MetLife, Inc. did not pay common stock dividends during the three months ended March 31, 2012. The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for common stock for the three months ended March 31, 2013:

	Record Date	Payment Date	Dividend
Declaration Date			Per Share	Aggregate
			(In millions, except per share data)
January 4, 2013	February 6, 2013	March 13, 2013	$0.185	$ 203

The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s other insurance subsidiaries and other factors deemed relevant by the board. On April 23, 2013, MetLife, Inc. announced a second quarter 2013 common stock dividend of $0.275 per share. The dividends will be payable on June 13, 2013 to shareholders of record as of May 9, 2013.

Preferred Stock Dividends. Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for preferred stock was as follows for the three months ended March 31, 2013 and 2012:

	Record Date	Payment Date	Dividend
Declaration Date			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
March 5, 2013	February 28, 2013	March 15, 2013	$0.250	$ 6	$0.406	$ 24
March 5, 2012	February 29, 2012	March 15, 2012	$0.253	$ 6	$0.406	$ 24

Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B. The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to the Federal Reserve Board, if, in the future, MetLife, Inc. is designated as a non-bank SIFI. See “— Regulatory Developments — Potential Regulation as a Non-Bank SIFI.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” in the 2012 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Debt and Facility Covenants. Certain of our debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at March 31, 2013.

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

See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements.”

Insurance Liabilities. Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2013 and 2012, general account surrenders and withdrawals from annuity products were $1.0 billion and $1.3 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $3.2 billion at March 31, 2013 of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $535 million were subject to a notice period of 90 days. The remaining liabilities are subject to a notice period of five months or greater.

Pledged Collateral. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2013 and December 31, 2012, we were obligated to return cash collateral under our control of $3.9 billion and $6.0 billion, respectively. At March 31, 2013 and December 31, 2012, we had pledged cash collateral of $3 million and $1 million, respectively for over-the-counter derivatives in a net liability position. With respect to derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would require $20 million of additional collateral be provided to our counterparties as of March 31, 2013. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingency provisions. In addition, we have pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending. We participate in a securities lending program whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $30.3 billion and $27.7 billion at March 31, 2013 and December 31, 2012, respectively. Of these amounts, $7.8 billion and $5.0 billion at March 31, 2013 and December 31, 2012, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2013 was $7.6 billion, of which $7.4 billion were U.S. Treasury and agency securities which, if put to us, can be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

Litigation. Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the consolidated financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, mortgage lending bank, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Acquisitions. During each of the three months ended March 31, 2013 and 2012, there were no cash outflows for acquisitions. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a pending acquisition.

Contractual Obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2012 Annual Report for additional information on the Company’s contractual obligations.

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

Liquid Assets. At March 31, 2013 and December 31, 2012, MetLife, Inc. and other MetLife holding companies had $4.8 billion and $5.7 billion, respectively, in liquid assets. Of these amounts, $4.2 billion and $5.0 billion were held by MetLife, Inc. and $0.6 billion and $0.7 billion were held by other MetLife holding companies, at March 31, 2013 and December 31, 2012, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) cash collateral received under our securities lending program; (ii) cash collateral received from counterparties in connection with derivatives; and (iii) securities held in trust in support of collateral financing arrangements and pledged in support of advances agreements and derivatives.

Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations determined to be available after application of local insurance regulatory requirements, as discussed in “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have been reinvested indefinitely in such non-U.S. operations, as described in Note 19 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. Under current tax laws, should we repatriate such earnings, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Liquidity

For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”

Capital

Potential Restrictions and Limitations on Non-Bank SIFIs. MetLife Bank has terminated its FDIC insurance and MetLife, Inc. de-registered as a bank holding company. As a result, MetLife, Inc. is no longer subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank SIFI, it could once again be subject to regulation by the Federal Reserve Board and enhanced supervision and prudential standards. In addition, if MetLife, Inc. is designated as a non-bank SIFI or a G-SII, its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — Potential Regulation as a Non-Bank SIFI” and “— Industry Trends — Regulatory Developments — Regulatory Developments Relating to G-SIIs.”

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2013
Company	Permitted w/o Approval (1)
(In millions)
Metropolitan Life Insurance Company	$ 1,428
American Life Insurance Company	$ 523
MetLife Insurance Company of Connecticut	$ 1,330
Metropolitan Property and Casualty Insurance Company	$ 74
Metropolitan Tower Life Insurance Company	$ 77
MetLife Investors Insurance Company	$ 129
Delaware American Life Insurance Company	$ 7

(1)

Reflects dividend amounts that may be paid during 2013 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2013, some or all of such dividends may require regulatory approval. No available amounts were paid by the above subsidiaries to MetLife, Inc. during the three months ended March 31, 2013.

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

We actively manage target and excess capital levels and dividend flows on a proactive basis and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. We cannot provide assurance that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” in the 2012 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Short-term Debt. MetLife, Inc. maintains a commercial paper program, proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both March 31, 2013 and December 31, 2012.

Credit and Committed Facilities. At March 31, 2013, MetLife, Inc., along with MetLife Funding, maintained $4.0 billion in unsecured credit facilities, the proceeds of which are available for general corporate purposes, to support our commercial paper programs and for the issuance of letters of credit. At March 31, 2013, MetLife, Inc. had outstanding $2.7 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.3 billion at March 31, 2013.

MetLife, Inc. maintains committed facilities with a capacity of $300 million. At March 31, 2013, MetLife, Inc. had outstanding $300 million in letters of credit and no drawdowns against these facilities. There were no remaining unused commitments at March 31, 2013. In addition, MetLife, Inc. is a party to committed facilities of certain of its subsidiaries, which aggregated $12.1 billion at March 31, 2013. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.

See Note 12 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for further discussion of these facilities.

Long-term Debt Outstanding. The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2013	December 31, 2012
(In millions)
Long-term debt — unaffiliated	$ 15,590	$ 15,669
Long-term debt — affiliated	$ 3,250	$ 3,250
Collateral financing arrangements	$ 2,797	$ 2,797
Junior subordinated debt securities	$ 1,748	$ 1,748

Dispositions. During each of the three months ended March 31, 2013 and 2012, there were no cash proceeds from dispositions.

Liquidity and Capital Uses

In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses,” the following additional information is provided regarding MetLife, Inc.’s primary uses of liquidity and capital:

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

Affiliated Capital Transactions. During the three months ended March 31, 2013 and 2012, MetLife, Inc. invested an aggregate of $381 million and $316 million, respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $750 million at both March 31, 2013 and December 31, 2012.

On April 30, 2013, MetLife Bank’s Board of Directors, with prior approval of the OCC, approved the reduction of its permanent capital by $550 million through a purchase of its $300 million of outstanding preferred stock held by MetLife, Inc. and a return of capital of $250 million to MetLife, Inc., which is expected to be completed in the second quarter of 2013.

Debt and Facility Covenants. Certain of MetLife, Inc.’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at March 31, 2013.

Support Agreements. MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In July 2012, in connection with an operating agreement with the OCC governing MetLife Bank’s operations during its wind-down process, MetLife Bank and MetLife, Inc. entered into a capital support agreement with the OCC and MetLife, Inc. and MetLife Bank entered into an indemnification and capital maintenance agreement under which agreements MetLife, Inc. will provide financial and other support to MetLife Bank to ensure that MetLife Bank can wind down its operations in a safe and sound manner. Pursuant to the agreements, MetLife, Inc. is required to ensure that MetLife Bank meets or exceeds certain minimum capital and liquidity requirements once its FDIC insurance has been terminated and make indemnification payments to MetLife Bank in connection with MetLife Bank’s obligation under the April 2011 consent decree between MetLife Bank and the OCC. In February 2013, MetLife Bank’s FDIC insurance was terminated. During the three months ended March 31, 2013, MetLife, Inc. invested $19 million in cash in MetLife Bank in connection with these agreements. In January 2013, MetLife, Inc. entered into an 18-month agreement with MetLife Bank to lend up to $500 million to MetLife Bank on a revolving basis. In January 2013, MetLife Bank both drew down and repaid $400 million under the agreement, which bore interest at a rate of three-month LIBOR plus 1.75%. In February 2013, the agreement was amended to reduce borrowing capacity to $100 million. There were no loans outstanding at March 31, 2013.

Acquisitions. During each of the three months ended March 31, 2013 and 2012, there were no cash outflows for acquisitions. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a pending acquisition.

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

Operating earnings also excludes the recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance.

In addition, operating return on common equity is defined as operating earnings available to common shareholders, divided by average GAAP common equity.

We believe the presentation of operating earnings and operating earnings available to common shareholders as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses, operating earnings, operating earnings available to common shareholders, operating return on MetLife, Inc.’s common equity and operating return on MetLife, Inc.’s common equity, excluding AOCI, should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses, income (loss) from continuing operations, net of income tax, net income (loss) available to MetLife, Inc.’s common shareholders, return on MetLife, Inc.’s common equity and return on MetLife, Inc.’s common equity, excluding AOCI, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Additionally, the impact of changes in our foreign currency exchange rates is calculated using the average foreign currency exchange rates for the current period and is applied to each of the comparable periods.

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

Subsequent Event

See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Management

We actively manage, measure and monitor the market risk associated with our assets and liabilities. We have developed an integrated process for managing risk, which we conduct through our Global Risk Management Department, ALM Unit, Treasury Department and Investments Department along with the management of our business segments. We have established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

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

We also have a separate Global Risk Management Department, which is responsible for risk management throughout MetLife and reports to MetLife’s Chief Risk Officer, who reports to MetLife’s Chief Executive Officer. The Global Risk Management Department’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines our approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	recommending capital allocations on an economic capital basis; and

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

Interest Rates. Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, PABs related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” included in the 2012 Annual Report.

Foreign Currency Exchange Rates. Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through our investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. Selectively, we use U.S. dollar assets to support certain long duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the British pound, the Australian dollar, the Mexican peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” included in the 2012 Annual Report.

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

We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and the volatility of net income associated with our investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.

Equity Market Risk Management. Equity market risk exposure through the issuance of variable annuities is managed by our ALM Unit in partnership with the Investments Department. Equity market risk is realized through our investment in equity securities and is managed by our Investments Department. We use derivatives to mitigate our equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. We also employ reinsurance to manage these exposures.

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

Risk Measurement: Sensitivity Analysis

We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, we used market rates at March 31, 2013. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the U.S. dollar equivalent estimated fair values of our foreign currency exposures due to a 10% change (increase or decrease) in foreign currency exchange rates; and

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices.

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at March 31, 2013:

March 31, 2013
(In millions)
Non-trading:
Interest rate risk	$6,313
Foreign currency exchange rate risk	$6,176
Equity market risk	$229
Trading:
Interest rate risk	$5
Foreign currency exchange rate risk	$21

Sensitivity Analysis: Interest Rates. The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments at March 31, 2013 by type of asset or liability:

	March 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$374,294	$(5,441)
Equity securities		$3,188	—
Fair value option and trading securities		$1,016	(5)
Mortgage loans:
Held-for-investment		$56,652	(211)
Held-for-sale		271	—

Mortgage loans, net		$56,923	(211)
Policy loans		$14,066	(117)
Short-term investments		$13,653	(1)
Other invested assets		$1,147	—
Cash and cash equivalents		$9,983	—
Accrued investment income		$4,555	—
Premiums, reinsurance and other receivables		$3,164	(223)
Other assets		$291	(6)
Net embedded derivatives within asset host contracts (2)		$420	(28)

Total Assets			$(6,032)

Liabilities: (3)
Policyholder account balances		$150,364	$574
Payables for collateral under securities loaned and other transactions		$34,215	—
Bank deposits		$—	—
Short-term debt		$100	—
Long-term debt		$18,603	221
Collateral financing arrangements		$3,879	—
Junior subordinated debt securities		$4,066	104
Other liabilities:
Trading liabilities		$155	3
Other		$4,550	—
Net embedded derivatives within liability host contracts (2)		$2,018	478

Total Liabilities			$1,380

Commitments:
Mortgage loan commitments	$3,114	$16	$(14)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$906	$26	—

Total Commitments			$(14)

Derivative Instruments:
Interest rate swaps	$110,994	$5,174	$(1,197)
Interest rate floors	$56,246	$317	(27)
Interest rate caps	$37,015	$81	18
Interest rate futures	$9,882	$(15)	(81)
Interest rate options	$34,474	$695	(223)
Interest rate forwards	$620	$101	(41)
Synthetic GICs	$4,291	$—	—
Foreign currency swaps	$22,992	$(190)	(12)
Foreign currency forwards	$14,618	$40	1
Currency futures	$1,542	$1	—
Currency options	$5,730	$174	(3)
Credit default swaps	$12,834	$60	—
Credit forwards	$60	$—	—
Equity futures	$6,626	$(6)	—
Equity options	$29,624	$1,557	(88)
Variance swaps	$21,023	$(354)	1
Total rate of return swaps	$3,541	$(106)	—

Total Derivative Instruments			$(1,652)

Net Change			$(6,318)

(1)

Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans and long-term debt exclude $2.4 billion and $2.3 billion, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)

Excludes $205.5 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk increased by $317 million, or 5%, to $6.3 billion at March 31, 2013 from $6.0 billion at December 31, 2012. This change is primarily due to an increase in interest rates across the long end of the swap and U.S. Treasury curves of $135 million, an increase in duration of $83 million, the use of derivatives employed by the Company of $66 million and a change in the asset base of $27 million.

Sensitivity Analysis: Foreign Currency Exchange Rates. The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at March 31, 2013 by type of asset or liability:

	March 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$374,294	$(8,384)
Equity securities		$3,188	(105)
Fair value option and trading securities		$1,016	(21)
Mortgage loans:
Held-for-investment		$56,652	(528)
Held-for-sale		271	—

Mortgage loans, net		$56,923	(528)
Policy loans		$14,066	(188)
Short-term investments		$13,653	(255)
Other invested assets		$1,147	(81)
Cash and cash equivalents		$9,983	(362)
Accrued investment income		$4,555	(61)
Premiums, reinsurance and other receivables		$3,164	(12)
Other assets		$291	(7)
Net embedded derivatives within asset host contracts (3)		$420	(14)

Total Assets			$(10,018)

Liabilities: (2)
Policyholder account balances		$150,364	$2,800
Payable for collateral under securities loaned and other transactions		$34,215	55
Bank deposits		$—	—
Long-term debt		$18,603	132
Other liabilities		$4,550	11
Net embedded derivatives within liability host contracts (3)		$2,018	221

Total Liabilities			$3,219

Derivative Instruments:
Interest rate swaps	$110,994	$5,174	$(53)
Interest rate floors	$56,246	$317	—
Interest rate caps	$37,015	$81	—
Interest rate futures	$9,882	$(15)	(5)
Interest rate options	$34,474	$695	(18)
Interest rate forwards	$620	$101	—
Synthetic GICs	$4,291	$—	—
Foreign currency swaps	$22,992	$(190)	582
Foreign currency forwards	$14,618	$40	(4)
Currency futures	$1,542	$1	(130)
Currency options	$5,730	$174	296
Credit default swaps	$12,834	$60	—
Credit forwards	$60	$—	—
Equity futures	$6,626	$(6)	4
Equity options	$29,624	$1,557	(71)
Variance swaps	$21,023	$(354)	1
Total rate of return swaps	$3,541	$(106)	—

Total Derivative Instruments			$602

Net Change			$(6,197)

(1)

Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans and long-term debt exclude $2.4 billion and $2.3 billion, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)

Excludes $205.5 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the foreign currency exchange rates.

(3)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk decreased by $375 million, or 6%, to $6.2 billion at March 31, 2013 from $6.6 billion at December 31, 2012. This change is due to a decrease in exchange rate risk and asset base relating to fixed maturity securities, equity securities, cash and cash equivalents, other invested assets and premiums, reinsurance and other receivables. Our net exposures decreased primarily due to the strengthening of the U.S. dollar against the Japanese yen.

Sensitivity Analysis: Equity Market Prices. The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at March 31, 2013 by type of asset or liability:

	March 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets:
Equity securities		$3,188	$319
Net embedded derivatives within asset host contracts (2)		$420	(27)

Total Assets			$292

Liabilities:
Policyholder account balances		$150,364	$—
Bank deposits		$—	—
Net embedded derivatives within liability host contracts (2)		$2,018	714

Total Liabilities			$714

Derivative Instruments:
Interest rate swaps	$110,994	$5,174	$—
Interest rate floors	$56,246	$317	—
Interest rate caps	$37,015	$81	—
Interest rate futures	$9,882	$(15)	—
Interest rate options	$34,474	$695	—
Interest rate forwards	$620	$101	—
Synthetic GICs	$4,291	$—	—
Foreign currency swaps	$22,992	$(190)	—
Foreign currency forwards	$14,618	$40	—
Currency futures	$1,542	$1	—
Currency options	$5,730	$174	—
Credit default swaps	$12,834	$60	—
Credit forwards	$60	$—	—
Equity futures	$6,626	$(6)	(467)
Equity options	$29,624	$1,557	(421)
Variance swaps	$21,023	$(354)	12
Total rate of return swaps	$3,541	$(106)	(359)

Total Derivative Instruments			$(1,235)

Net Change			$(229)

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

Equity price risk decreased by $90 million to $229 million at March 31, 2013 from $319 million at December 31, 2012. This decrease is primarily due to the use of derivatives employed by the Company of $119 million and a change in the asset base of $61 million, partially offset by net embedded derivatives within liability host contracts of $88 million.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, (the “2012 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”); and (ii) Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Asbestos-Related Claims

Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2012 Annual Report, MLIC received approximately 5,303 asbestos-related claims in 2012. During the three months ended March 31, 2013 and 2012, MLIC received approximately 1,435 and 1,214 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2013.

Regulatory Matters

MetLife Bank Mortgage Regulatory and Law Enforcement Authorities’ Inquiries

Since 2008, MetLife, through its affiliate, MetLife Bank, National Association (“MetLife Bank”) has been engaged in the origination, sale and servicing of forward and reverse residential mortgage loans. In 2012, MetLife Bank exited the business of originating residential mortgage loans and sold its residential mortgage servicing portfolios. It is in the process of winding down its mortgage servicing business. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding MetLife Bank’s exit from substantially all of its businesses (the “MetLife Bank Divestiture”). State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry, mortgage origination and mortgage servicing practices.

On April 13, 2011, the Office of the Comptroller of the Currency (the “OCC”) entered into consent orders with several banks, including MetLife Bank. The consent orders require an independent review of foreclosure practices and set forth new residential mortgage servicing standards, including a requirement for a designated point of contact for a borrower during the loss mitigation process. MetLife Bank entered into an agreement with the OCC to settle obligations related to the independent foreclosure review required by its consent order, and will pay approximately $46 million to settle its obligations and end the foreclosure review. In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) entered into consent decrees with the affiliated bank holding companies of these banks, including MetLife, Inc., to enhance the supervision of the mortgage servicing activities of their banking subsidiaries. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that will impose a penalty of up to $3.2 million for the alleged deficiencies in oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the 2011 consent order.

MetLife Bank also had a meeting with the U.S. Department of Justice regarding mortgage servicing and foreclosure practices. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services (the “Department of Financial Services”) regarding hazard insurance and flood insurance that MetLife Bank obtains to protect the lienholder’s interest when the borrower’s insurance has lapsed.

In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. MetLife Bank had an initial meeting with the U.S. Department of Justice in March 2013 to discuss the allegations and possible resolution of the FHA False Claims Act investigation. The Company has included what it currently believes to be the probable and estimable amount of such loss in the Company’s consolidated financial statements and is continuing to investigate matters raised during that meeting.

The consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. The MetLife Bank Divestiture may not relieve MetLife from complying with the consent decrees, or protect it from inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by the MetLife Bank regulatory matters.

Unclaimed Property Litigation and Inquiries

Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)

Alleging that MetLife, Inc. and another company have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages attributable to MetLife, Inc., including statutory damages and treble damages, are $767 million. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to intervene in the action and noted that the allegations in the complaint “. . . are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. MetLife, Inc. intends to defend this action vigorously.

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)

Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed an action alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On February 28, 2013, the Court issued an order granting defendants’ motion to dismiss plaintiff’s claims under the Securities Exchange Act of 1934 but denying defendants’ motion to dismiss plaintiff’s claims under the Securities Act of 1933. Plaintiff has moved for leave to file an amended complaint that will include a revised claim for violation of the Securities Exchange Act of 1934. The defendants intend to vigorously defend this action.

Total Control Accounts Litigation

MLIC is a defendant in a consolidated lawsuit related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits.

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010); and Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011)

These putative class action lawsuits, which have been consolidated, raise breach of contract claims arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance program. On March 8, 2013, the court granted MLIC’s motion for summary judgment. Plaintiffs have appealed that decision to the United States Court of Appeals for the Ninth Circuit.

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007)

This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company (“MTL”). These tenants claimed that MTL, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit sought declaratory relief and damages for rent overcharges. On November 26, 2012, the court preliminarily approved a proposed settlement, to include payment by MTL of $10.5 million. After notice to class members and a fairness hearing, on April 10, 2013, the Court issued an order approving the settlement and a judgment dismissing the case. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for this lawsuit.

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

Item 1A. Risk Factors

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2012 Annual Report.

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

At times, throughout the past few years, volatile conditions have characterized financial markets, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about economic conditions, capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), as well as Cyprus, their banking systems and of the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have been a cause of elevated levels of market volatility. This market volatility affected the performance of various asset classes during 2012, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. Despite public and private support programs for Europe’s perimeter region, concerns about sovereign debt sustainability subsequently expanded to other European Union member states. As a result, in late 2011 and early 2012, several other European Union member states experienced credit ratings downgrades or had their credit ratings outlook changed to negative. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” The financial markets have also been affected by concerns that one or more countries may exit the Euro zone. Any of these concerns could have significant adverse effects on the European and global economic and financial markets generally.

To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.” Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees and/or collateral requirements associated with our captive reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Decreases in account values reduce fees generated by these products, cause the amortization of deferred policy acquisition costs to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to our captive reinsurers.

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

The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” as well as “Risk Factors — Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” included in the 2012 Annual Report.

Regulatory and Legal Risks

Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation — U.S. Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation — Insurance Regulation” included in the 2012 Annual Report. We anticipate that we will discuss regulatory developments from time to time in future quarterly reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and the Department of Financial Services have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities to hedge and reinsure insurance risks. Like many life insurance companies, we utilize captive reinsurers to satisfy certain reserve requirements. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we are unable to continue to use existing captive reinsurers or use captive reinsurers in the future for any reason, our ability to write certain products, or to hedge the associated risks efficiently and/or our risk based capital ratios and ability to deploy excess capital, could be adversely affected or, as a result, we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations” and Note 11 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims, which might lead to a recommendation against the allowance of insulation for certain of our separate account products, particularly in the institutional markets. If the Department of Financial Services or other state insurance regulators change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected. See “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations” included in the 2012 Annual Report.

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

Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. Under the so-called Volcker Rule, Dodd-Frank imposes additional capital requirements and quantitative limits on certain trading and activities by a non-bank systemically important financial institution (“non-bank SIFI”). MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2012 Annual Report.

Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and to cover the expenses of the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.

Regulatory Agencies. Dodd-Frank established the Consumer Financial Protection Bureau (“CFPB”), which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Consumer Protection Laws” included in the 2012 Annual Report.

In addition, MetLife, Inc.’s subsidiary, MetLife Bank, a federally chartered, non-deposit taking, uninsured bank, is principally regulated by the OCC and the CFPB, and secondarily by the Federal Reserve Board. See “Business — U.S. Regulation — Banking Regulation” included in the 2012 Annual Report. While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Enhanced Prudential Standards” included in the 2012 Annual Report.

In the wake of the recent financial crisis, national and international authorities have also proposed various measures intended to increase the intensity of regulation of large financial institutions. These measures have included enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures, resolution and recovery planning, as well as greater coordination among regulators and efforts to harmonize regulatory regimes. The imposition of such measures could adversely affect our ability to conduct business, our results of operations and our ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect our capital. See “Business — U.S. Regulation” and “Business — International Regulation” included in the 2012 Annual Report.

Mortgage and Foreclosure-Related Exposures. State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations and examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry, mortgage origination and mortgage servicing practices. While we have reached settlements with some regulators relating to our mortgage servicing activities, it is possible that pending or additional inquiries, investigations or examinations may result in further monetary payments or other measures against us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Mortgage and Foreclosure-Related Exposures.”

Regulation of Brokers and Dealers. Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — U.S. Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” included in the 2012 Annual Report.

Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations. We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.

The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, the firm or affiliate that vary according to the recommendation chosen. Recently adopted regulations in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary” under ERISA, thereby increasing the regulation of persons providing investment advice to ERISA plans. See “Business — U.S. Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2012 Annual Report.

International Regulation. Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. See “Business — International Regulation” included in the 2012 Annual Report. A significant portion of our revenue is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as any nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as general regulatory oversight, to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2012 Annual Report.

We are also subject to the evolving Solvency II insurance regulatory directive for our insurance business throughout the European Economic Area, and may be subject to similar solvency regulations in other regions. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country. See “Business — International Regulation” included in the 2012 Annual Report.

General. From time to time, regulators raise issues during examinations or audits of MetLife, Inc.’s regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — U.S. Regulation” and “Business — International Regulation” included in the 2012 Annual Report. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” for additional information on the laws and regulations affecting our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2013 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2013	—	$—	—	$1,260,735,127
February 1 — February 28, 2013	376	$37.34	—	$1,260,735,127
March 1 — March 31, 2013	4,756	$40.14	—	$1,260,735,127

(1)

During the periods February 1 through February 28, 2013 and March 1 through March 31, 2013, separate account and other affiliates of MetLife, Inc. purchased 376 shares and 4,756 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)

At March 31, 2013, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at March 31, 2013. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” in the 2012 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

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

Exhibit No.	Description
3.1	Amended and Restated By-Laws of MetLife, Inc., effective February 27, 2013. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 4, 2013).
10.1	Letter from MetLife Asia Pacific Limited to Christopher Townsend, dated February 22, 2013.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Peter M. Carlson
Name: Peter M. Carlson Title: Executive Vice President, Finance Operations and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)

Date: May 7, 2013

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

Exhibit No.	Description
3.1	Amended and Restated By-Laws of MetLife, Inc., effective February 27, 2013. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 4, 2013).
10.1	Letter from MetLife Asia Pacific Limited to Christopher Townsend, dated February 22, 2013.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1