Form 10-Q
period 2013-06-30
METLIFE INC
filed 2013-08-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

At July 31, 2013, 1,097,145,355 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Page
Part I — Financial Information
Item 1. Financial Statements (at June 30, 2013 (Unaudited) and December 31, 2012 and for the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations and Comprehensive Income	6
Interim Condensed Consolidated Statements of Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements:
Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	10
Note 2 — Segment Information	12
Note 3 — Acquisitions and Disposition	21
Note 4 — Insurance	23
Note 5 — Closed Block	24
Note 6 — Investments	27
Note 7 — Derivatives	45
Note 8 — Fair Value	62
Note 9 — Goodwill	97
Note 10 — Equity	98
Note 11 — Other Expenses	101
Note 12 — Employee Benefit Plans	102
Note 13 — Earnings Per Common Share	103
Note 14 — Contingencies, Commitments and Guarantees	104
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	113
Item 3. Quantitative and Qualitative Disclosures About Market Risk	199
Item 4. Controls and Procedures	207

Part II — Other Information	207
Item 1. Legal Proceedings	207
Item 1A.Risk Factors	210
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	219
Item 5. Other Information	220
Item 6. Exhibits	222

Signatures	223

Exhibit Index	E-1

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us, as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) a deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”) and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (25) uncertainty with respect to the outcome of the closing agreement entered into with the United States Internal Revenue Service in connection with the acquisition of ALICO; (26) the dilutive impact on our stockholders resulting from the settlement of our outstanding common equity units; (27) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (28) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (29) the possibility that MetLife, Inc.’s Board of Directors may control the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (30) changes in accounting standards, practices and/or policies; (31) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (32) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (33) inability to attract and retain sales representatives; (34) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (35) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (36) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (37) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

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

Part I — Financial Information

Item 1. Financial Statements

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets

June 30, 2013 (Unaudited) and December 31, 2012

(In millions, except share and per share data)

	June 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $335,626 and $340,870, respectively; includes $4,064 and $3,378, respectively, relating to variable interest entities)	$356,514	$374,266
Equity securities available-for-sale, at estimated fair value (cost: $2,922 and $2,838, respectively)	3,231	2,891
Fair value option and trading securities, at estimated fair value (includes $744 and $659, respectively, of actively traded securities; and $92 and $112, respectively, relating to variable interest entities)	16,110	16,348
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $302 and $347, respectively; includes $2,316 and $2,715, respectively, at estimated fair value, relating to variable interest entities)	55,636	56,592
Held-for-sale, principally at estimated fair value (includes $0 and $49, respectively, under the fair value option)	—	414

Mortgage loans, net	55,636	57,006
Policy loans (includes $3 and $0, respectively, relating to variable interest entities)	11,722	11,884
Real estate and real estate joint ventures (includes $9 and $10, respectively, relating to variable interest entities)	9,886	9,918
Other limited partnership interests (includes $159 and $274, respectively, relating to variable interest entities)	7,197	6,688
Short-term investments, principally at estimated fair value (includes $13 and $0, respectively, relating to variable interest entities)	12,990	16,906
Other invested assets, principally at estimated fair value (includes $78 and $81, respectively, relating to variable interest entities)	17,920	21,145

Total investments	491,206	517,052
Cash and cash equivalents, principally at estimated fair value (includes $54 and $99, respectively, relating to variable interest entities)	9,184	15,738
Accrued investment income (includes $26 and $13, respectively, relating to variable interest entities)	4,357	4,374
Premiums, reinsurance and other receivables (includes $16 and $5, respectively, relating to variable interest entities)	23,283	21,634
Deferred policy acquisition costs and value of business acquired (includes $265 and $0, respectively, relating to variable interest entities)	24,782	24,761
Goodwill	9,447	9,953
Other assets (includes $142 and $5, respectively, relating to variable interest entities)	7,830	7,876
Separate account assets (includes $1,096 and $0, respectively, relating to variable interest entities)	245,573	235,393

Total assets	$815,662	$836,781

Liabilities and Equity
Liabilities
Future policy benefits (includes $458 and $0, respectively, relating to variable interest entities)	$184,697	$192,351
Policyholder account balances (includes $66 and $0, respectively, relating to variable interest entities)	215,195	225,821
Other policy-related balances (includes $129 and $0, respectively, relating to variable interest entities)	15,279	15,463
Policyholder dividends payable	750	728
Policyholder dividend obligation	2,273	3,828
Payables for collateral under securities loaned and other transactions	33,247	33,687
Bank deposits	—	6,416
Short-term debt	100	100
Long-term debt (includes $2,126 and $2,527, respectively, at estimated fair value, relating to variable interest entities)	18,577	19,062
Collateral financing arrangements	4,196	4,196
Junior subordinated debt securities	3,193	3,192
Current income tax payable	111	401
Deferred income tax liability	6,602	8,693
Other liabilities (includes $90 and $40, respectively, relating to variable interest entities)	25,331	22,492
Separate account liabilities (includes $1,096 and $0, respectively, relating to variable interest entities)	245,573	235,393

Total liabilities	755,124	771,823

Contingencies, Commitments and Guarantees (Note 14)
Redeemable noncontrolling interests in partially-owned consolidated subsidiaries	130	121

Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,099,795,436 and 1,094,880,623 shares issued at June 30, 2013 and December 31, 2012, respectively; 1,096,601,549 and 1,091,686,736 shares outstanding at June 30, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	28,137	28,011
Retained earnings	25,824	25,205
Treasury stock, at cost; 3,193,887 shares at June 30, 2013 and December 31, 2012	(172)	(172)
Accumulated other comprehensive income (loss)	6,202	11,397

Total MetLife, Inc.’s stockholders’ equity	60,003	64,453
Noncontrolling interests	405	384

Total equity	60,408	64,837

Total liabilities and equity	$815,662	$836,781

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Premiums	$9,158	$9,161	$18,309	$18,290
Universal life and investment-type product policy fees	2,371	2,097	4,662	4,175
Net investment income	5,282	4,719	11,359	10,919
Other revenues	490	393	970	990
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(35)	(118)	(64)	(253)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(4)	27	(35)	29
Other net investment gains (losses)	149	27	523	50

Total net investment gains (losses)	110	(64)	424	(174)
Net derivative gains (losses)	(1,690)	2,092	(2,320)	114

Total revenues	15,721	18,398	33,404	34,314

Expenses
Policyholder benefits and claims	8,960	8,911	18,355	18,015
Interest credited to policyholder account balances	1,846	1,022	4,436	3,579
Policyholder dividends	329	352	642	695
Other expenses	4,025	4,775	8,163	9,096

Total expenses	15,160	15,060	31,596	31,385

Income (loss) from continuing operations before provision for income tax	561	3,338	1,808	2,929
Provision for income tax expense (benefit)	53	1,038	305	763

Income (loss) from continuing operations, net of income tax	508	2,300	1,503	2,166
Income (loss) from discontinued operations, net of income tax	2	3	(1)	17

Net income (loss)	510	2,303	1,502	2,183
Less: Net income (loss) attributable to noncontrolling interests	8	8	14	32

Net income (loss) attributable to MetLife, Inc.	502	2,295	1,488	2,151
Less: Preferred stock dividends	31	31	61	61

Net income (loss) available to MetLife, Inc.’s common shareholders	$471	$2,264	$1,427	$2,090

Comprehensive income (loss)	$(3,881)	$3,765	$(3,703)	$4,819
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(5)	1	4	16

Comprehensive income (loss) attributable to MetLife, Inc.	$(3,876)	$3,764	$(3,707)	$4,803

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.43	$2.13	$1.30	$1.95

Diluted	$0.43	$2.12	$1.29	$1.93

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.43	$2.13	$1.30	$1.97

Diluted	$0.43	$2.12	$1.29	$1.95

Cash dividends declared per common share	$0.550	$—	$0.735	$—

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2013 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2012	$1	$11	$28,011	$25,205	$(172)	$14,642	$(223)	$(533)	$(2,489)	$64,453	$384	$64,837
Stock-based compensation			165							165		165
Dividends on preferred stock				(61)						(61)		(61)
Dividends on common stock				(808)						(808)		(808)
Change in equity of noncontrolling interests			(39)							(39)	17	(22)
Net income (loss)				1,488						1,488	14	1,502
Other comprehensive income (loss), net of income tax						(4,025)	49	(1,292)	73	(5,195)	(10)	(5,205)

Balance at June 30, 2013	$1	$11	$28,137	$25,824	$(172)	$10,617	$(174)	$(1,825)	$(2,416)	$60,003	$405	$60,408

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of less than $1 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Equity — (Continued)

For the Six Months Ended June 30, 2012 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2011	$1	$11	$26,782	$24,814	$(172)	$9,115	$(441)	$(648)	$(1,943)	$57,519	$370	$57,889
Stock-based compensation			145							145		145
Dividends on preferred stock				(61)						(61)		(61)
Change in equity of noncontrolling interests											(63)	(63)
Net income (loss)				2,151						2,151	20	2,171
Other comprehensive income (loss), net of income tax						2,805	26	(229)	50	2,652	(4)	2,648

Balance at June 30, 2012	$1	$11	$26,927	$26,904	$(172)	$11,920	$(415)	$(877)	$(1,893)	$62,406	$323	$62,729

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of $12 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

(In millions)

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$7,314	$12,102

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	64,674	51,495
Equity securities	449	789
Mortgage loans	5,033	4,625
Real estate and real estate joint ventures	271	544
Other limited partnership interests	510	453
Purchases of:
Fixed maturity securities	(65,745)	(61,507)
Equity securities	(644)	(393)
Mortgage loans	(4,826)	(4,877)
Real estate and real estate joint ventures	(721)	(279)
Other limited partnership interests	(926)	(586)
Cash received in connection with freestanding derivatives	777	1,011
Cash paid in connection with freestanding derivatives	(4,300)	(1,549)
Net change in securitized reverse residential mortgage loans	—	(1,116)
Sales of businesses (1)	373	—
Sale of bank deposits	(6,395)	—
Net change in policy loans	(111)	(46)
Net change in short-term investments	3,880	(1,037)
Net change in other invested assets	(174)	(225)
Other, net	22	(79)

Net cash provided by (used in) investing activities	(7,853)	(12,777)

Cash flows from financing activities
Policyholder account balances:
Deposits	41,507	49,224
Withdrawals	(45,852)	(44,889)
Net change in payables for collateral under securities loaned and other transactions	(440)	6,586
Net change in bank deposits	8	(3,717)
Net change in short-term debt	—	(585)
Long-term debt repaid	(356)	(1,022)
Collateral financing arrangements repaid	—	(349)
Cash received (paid) in connection with collateral financing arrangements	—	(44)
Net change in liability for securitized reverse residential mortgage loans	—	1,116
Dividends on preferred stock	(61)	(61)
Dividends on common stock	(505)	—
Other, net	(91)	32

Net cash provided by (used in) financing activities	(5,790)	6,291

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(225)	(42)

Change in cash and cash equivalents	(6,554)	5,574
Cash and cash equivalents, beginning of period	15,738	10,461

Cash and cash equivalents, end of period	$9,184	$16,035

Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$618	$494

Income tax	$444	$302

Non-cash transactions:
Real estate and real estate joint ventures acquired in satisfaction of debt	$55	$221

Collateral financing arrangements repaid	$—	$102

Redemption of advances agreements in long-term debt (1)	$—	$3,806

Issuance of funding agreements in policyholder account balances (1)	$—	$3,806

Dividends on common stock declared and unpaid	$303	$—

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

Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of May 31, 2013 and November 30, 2012 and the operating results of such subsidiaries for the three months and six months ended May 31, 2013 and 2012.

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

The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 consolidated balance sheet data was

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2012 Annual Report.

Adoption of New Accounting Pronouncements

Effective January 1, 2013, the Company adopted new guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 10.

Effective January 1, 2013, the Company adopted new guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives in Note 7.

Future Adoption of New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding derivatives (Accounting Standards Update (“ASU”) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate (“OIS”)) as a Benchmark Interest Rate for Hedge Accounting Purposes), effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The amendments permit the Fed Funds Effective Swap Rate (or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the United States Treasury and London Inter-Bank Offered Rate (“LIBOR”). Also, the amendments remove the restriction on using different benchmark rates for similar hedges. The Company has adopted this new guidance in July 2013. The new guidance will not have a material impact on the consolidated financial statements upon adoption, but may impact the selection of benchmark interest rates for hedging relationships in the future.

In March 2013, the FASB issued new guidance regarding foreign currency (ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity), effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

in section 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

As anticipated, in the third quarter of 2012, the Company continued to realign certain products and businesses among its existing segments. Management realigned certain individual disability income and property & casualty products, which were previously reported in the Group, Voluntary & Worksite Benefits segment and began reporting such product results in the Retail segment. In accordance with this realignment, prior period operating earnings for the Retail segment increased by $28 million, net of $6 million of income tax, and $89 million, net of $25 million of income tax, with a corresponding decrease in the Group, Voluntary & Worksite Benefits segment, for the three months and six months ended June 30, 2012, respectively. Management also realigned the businesses in South Asia and India, which were previously reported in the EMEA segment and began reporting such results in the Asia segment. In accordance with this realignment, prior period operating earnings for the Asia segment increased by $4 million, net of $2 million of income tax, and $8 million, net of $4 million of income tax, with a corresponding decrease in the EMEA segment, for the three months and six months ended June 30, 2012, respectively.

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

Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife (“Divested Businesses”). Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.

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

•

Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iv) excludes certain amounts related to contractholder-directed unit-linked investments, and (v) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

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

In the third quarter of 2012, MetLife began reporting additional MetLife Bank operations as Divested Businesses. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. Consequently, prior period results for Corporate & Other have increased by $6 million, net of $5 million of income tax, and $7 million, net of $5 million of income tax, for the three months and six months ended June 30, 2012, respectively.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2013 and 2012. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	Americas
Three Months Ended June 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$ 1,581	$ 3,797	$ 503	$ 710	$ 6,591	$ 1,980	$ 558	$ 28	$ 9,157	$1	$ 9,158
Universal life and investment-type product policy fees	1,238	170	65	235	1,708	442	96	35	2,281	90	2,371
Net investment income	1,987	472	1,443	281	4,183	723	120	78	5,104	178	5,282
Other revenues	257	105	67	5	434	28	34	4	500	(10)	490
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	110	110
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(1,690)	(1,690)

Total revenues	5,063	4,544	2,078	1,231	12,916	3,173	808	145	17,042	(1,321)	15,721

Expenses
Policyholder benefits and claims and policyholder dividends	2,272	3,514	1,110	601	7,497	1,433	256	18	9,204	85	9,289
Interest credited to policyholder account balances	589	39	305	103	1,036	437	37	11	1,521	325	1,846
Capitalization of DAC	(344)	(35)	(6)	(108)	(493)	(522)	(192)	(5)	(1,212)	—	(1,212)
Amortization of DAC and VOBA	396	33	6	83	518	392	195	—	1,105	(147)	958
Amortization of negative VOBA	—	—	—	—	—	(113)	(11)	—	(124)	(14)	(138)
Interest expense on debt	1	1	2	1	5	—	(1)	283	287	34	321
Other expenses	1,265	578	121	390	2,354	1,054	460	146	4,014	82	4,096

Total expenses	4,179	4,130	1,538	1,070	10,917	2,681	744	453	14,795	365	15,160

Provision for income tax expense (benefit)	303	139	190	36	668	162	(4)	(203)	623	(570)	53

Operating earnings	$581	$275	$350	$125	$1,331	$330	$68	$(105)	1,624

Adjustments to:
Total revenues									(1,321)
Total expenses									(365)
Provision for income tax (expense) benefit									570

Income (loss) from continuing operations, net of income tax									$508		$508

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	Americas
Three Months Ended June 30, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,576	$3,683	$523	$652	$6,434	$2,064	$627	$14	$9,139	$22	$9,161
Universal life and investment-type product policy fees	1,119	165	57	196	1,537	352	71	39	1,999	98	2,097
Net investment income	1,894	439	1,431	283	4,047	760	127	238	5,172	(453)	4,719
Other revenues	217	112	65	3	397	(3)	27	5	426	(33)	393
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(64)	(64)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	2,092	2,092

Total revenues	4,806	4,399	2,076	1,134	12,415	3,173	852	296	16,736	1,662	18,398

Expenses
Policyholder benefits and claims and policyholder dividends	2,212	3,391	1,131	568	7,302	1,435	343	52	9,132	131	9,263
Interest credited to policyholder account balances	590	43	338	90	1,061	426	26	12	1,525	(503)	1,022
Capitalization of DAC	(446)	(33)	(8)	(71)	(558)	(555)	(200)	—	(1,313)	(2)	(1,315)
Amortization of DAC and VOBA	477	28	4	54	563	419	180	—	1,162	317	1,479
Amortization of negative VOBA	—	—	—	(1)	(1)	(128)	(35)	—	(164)	(17)	(181)
Interest expense on debt	—	—	2	—	2	4	1	290	297	45	342
Other expenses	1,355	570	120	323	2,368	1,153	422	108	4,051	399	4,450

Total expenses	4,188	3,999	1,587	963	10,737	2,754	737	462	14,690	370	15,060

Provision for income tax expense (benefit)	210	133	171	36	550	140	37	(144)	583	455	1,038

Operating earnings	$408	$267	$318	$135	$1,128	$279	$78	$(22)	1,463

Adjustments to:
Total revenues									1,662
Total expenses									(370)
Provision for income tax (expense) benefit									(455)

Income (loss) from continuing operations, net of income tax									$2,300		$2,300

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	Americas
Six Months Ended June 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,128	$7,671	$967	$1,385	$13,151	$3,978	$1,125	$54	$18,308	$1	$18,309
Universal life and investment-type product policy fees	2,405	350	133	460	3,348	886	187	71	4,492	170	4,662
Net investment income	3,948	925	2,878	558	8,309	1,455	248	224	10,236	1,123	11,359
Other revenues	500	213	140	9	862	41	61	17	981	(11)	970
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	424	424
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(2,320)	(2,320)

Total revenues	9,981	9,159	4,118	2,412	25,670	6,360	1,621	366	34,017	(613)	33,404

Expenses
Policyholder benefits and claims and policyholder dividends	4,425	7,154	2,208	1,155	14,942	2,848	493	27	18,310	687	18,997
Interest credited to policyholder account balances	1,168	78	648	207	2,101	879	72	23	3,075	1,361	4,436
Capitalization of DAC	(718)	(68)	(23)	(213)	(1,022)	(1,068)	(369)	(9)	(2,468)	—	(2,468)
Amortization of DAC and VOBA	727	67	17	157	968	793	360	—	2,121	(339)	1,782
Amortization of negative VOBA	—	—	—	(1)	(1)	(226)	(28)	—	(255)	(29)	(284)
Interest expense on debt	1	1	4	—	6	—	—	569	575	67	642
Other expenses	2,543	1,166	264	762	4,735	2,148	908	310	8,101	390	8,491

Total expenses	8,146	8,398	3,118	2,067	21,729	5,374	1,436	920	29,459	2,137	31,596

Provision for income tax expense (benefit)	628	256	351	77	1,312	323	30	(396)	1,269	(964)	305

Operating earnings	$1,207	$505	$649	$268	$2,629	$663	$155	$(158)	3,289

Adjustments to:
Total revenues									(613)
Total expenses									(2,137)
Provision for income tax (expense) benefit									964

Income (loss) from continuing operations, net of income tax									$1,503		$1,503

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	Americas
Six Months Ended June 30, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,200	$7,268	$1,030	$1,338	$12,836	$4,103	$1,279	$28	$18,246	$44	$18,290
Universal life and investment-type product policy fees	2,233	331	108	392	3,064	714	151	79	4,008	167	4,175
Net investment income	3,805	875	2,832	582	8,094	1,441	284	430	10,249	670	10,919
Other revenues	426	220	129	8	783	13	63	19	878	112	990
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(174)	(174)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	114	114

Total revenues	9,664	8,694	4,099	2,320	24,777	6,271	1,777	556	33,381	933	34,314

Expenses
Policyholder benefits and claims and policyholder dividends	4,440	6,704	2,223	1,160	14,527	2,795	686	63	18,071	639	18,710
Interest credited to policyholder account balances	1,186	85	677	190	2,138	855	59	12	3,064	515	3,579
Capitalization of DAC	(922)	(64)	(15)	(155)	(1,156)	(1,142)	(377)	—	(2,675)	(4)	(2,679)
Amortization of DAC and VOBA	881	58	14	109	1,062	792	326	—	2,180	13	2,193
Amortization of negative VOBA	—	—	—	(3)	(3)	(259)	(39)	—	(301)	(35)	(336)
Interest expense on debt	—	—	4	1	5	5	1	601	612	88	700
Other expenses	2,752	1,145	248	649	4,794	2,344	893	263	8,294	924	9,218

Total expenses	8,337	7,928	3,151	1,951	21,367	5,390	1,549	939	29,245	2,140	31,385

Provision for income tax expense (benefit)	450	256	332	86	1,124	301	78	(324)	1,179	(416)	763

Operating earnings	$877	$510	$616	$283	$2,286	$580	$150	$(59)	2,957

Adjustments to:
Total revenues									933
Total expenses									(2,140)
Provision for income tax (expense) benefit									416

Income (loss) from continuing operations, net of income tax									$2,166		$2,166

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2013	December 31, 2012
	(In millions)
Retail	$336,021	$332,387
Group, Voluntary & Worksite Benefits	43,441	44,138
Corporate Benefit Funding	219,978	217,352
Latin America	23,300	23,272
Asia	118,197	131,138
EMEA	23,293	23,474
Corporate & Other	51,432	65,020

Total	$815,662	$836,781

3. Acquisitions and Disposition

2013 Pending Acquisition

  Provida

On February 1, 2013, MetLife, Inc. announced that it has entered into a definitive agreement with Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and BBVA Inversiones Chile S.A. (together with BBVA, the “BBVA Sellers”) to acquire Administradora de Fondos de Pensiones Provida S.A. (“Provida”), the largest private pension fund administrator in Chile by assets under management and number of contributors. Under the terms of the agreement, MetLife will conduct a public cash tender offer for all of the outstanding shares of Provida, and the BBVA Sellers have agreed to transfer their 64.3% stake to MetLife. Assuming all publicly-held shares are tendered, the purchase price, which MetLife, Inc. and certain of its subsidiaries will fund from their existing cash balances, would be approximately $2.1 billion. The transaction is anticipated to close in the fourth quarter of 2013, subject to the satisfaction of certain customary conditions.

2013 Disposition

  MetLife Bank

On January 11, 2013, MetLife Bank and MetLife, Inc. completed the sale of MetLife Bank’s $6.4 billion of deposits to GE Capital Retail Bank for $6.4 billion in net consideration paid. On February 14, 2013, MetLife, Inc. announced that it had received the required approvals from both the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to de-register as a bank holding company. Subsequently, MetLife Bank terminated its deposit insurance and MetLife, Inc. de-registered as a bank holding company.

MetLife Bank has sold or has otherwise committed to exit substantially all of its operations. In conjunction with exiting its businesses (the “MetLife Bank Divestiture”), the Company recorded net losses of $15 million and $74 million, net of income tax, for the three months and six months ended June 30, 2013, respectively, related to the gain on disposal of the depository business and other costs related to MetLife Bank’s businesses. For the three months and six months ended June 30, 2012, the Company recorded net losses of $117 million and $110 million, respectively, net of income tax, related to the loss on disposal of mortgage servicing rights

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(“MSRs”), gains (losses) on securities and mortgage loans sold, and other costs related to MetLife Bank’s businesses. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. The Company expects to incur additional charges of $65 million to $90 million, net of income tax, exclusive of incremental legal settlements, related to the MetLife Bank Divestiture. See Note 14.

Each of the businesses that were exited could not be separated from the rest of the MetLife Bank operations since the Company did not separately manage the businesses as a reportable segment, operating segment, or reporting unit. As a result, the businesses have not been reported as discontinued operations in the consolidated financial statements.

2010 Acquisition

  American Life Insurance Company

  Branch Restructuring

During the first quarter of 2013, and in accordance with the closing agreement, American Life Insurance Company (“American Life”) entered into on March 4, 2010 (the “Closing Agreement”) with the Commissioner of the Internal Revenue Service (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report), the Company transferred the business of American Life in Portugal and Spain to wholly-owned subsidiaries. The deferred tax asset valuation allowance associated with this branch restructuring was reduced from $25 million at December 31, 2012 to $0 at June 30, 2013. For further information, see Note 19 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

A liability of $277 million was recognized in purchase accounting at November 1, 2010 for the anticipated and estimated costs associated with restructuring American Life’s foreign branches into subsidiaries in connection with the Closing Agreement. This liability has been reduced based on payments and revised estimates through June 30, 2013 resulting in a liability of $48 million at June 30, 2013.

  Japan Income Tax Refund

In December 2012, the Tokyo District Court ruled in favor of the Japan branch of American Life in a tax case related to the deduction of unrealized foreign exchange losses on certain securities held by American Life prior to its acquisition by MetLife. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. During the first quarter of 2013, American Life received a refund of ¥16 billion ($176 million) related to income tax, interest and penalties. Under the indemnification provisions of the stock purchase agreement dated March 7, 2010, as amended, by and among MetLife, Inc., American International Group, Inc. (“AIG”) and AM Holdings LLC (formerly known as ALICO Holdings LLC), MetLife, Inc. has remitted the refund to AIG, net of certain amounts it can retain as a counter claim. The receipt of the refund, net of obligations to AIG with related foreign currency exchange impact and corresponding U.S. tax effects, resulted in a net charge of $16 million in the interim condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2013, which was comprised of a $154 million charge included in other expenses, a $19 million gain included in other net investment gains (losses) and a $119 million benefit included in provision for income tax expense (benefit).

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	June 30, 2013		December 31, 2012
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (2)	$188,810	$92,875	$184,095	$89,137
Separate account value	$151,039	$88,730	$143,893	$84,354
Net amount at risk	$6,744	$3,585	$9,501	$4,593
Average attained age of contractholders	63 years	64 years	62 years	62 years
Two Tier Annuities
General account value	N/A	$854	N/A	$848
Net amount at risk	N/A	$221	N/A	$232
Average attained age of contractholders	N/A	52 years	N/A	51 years

	June 30, 2013		December 31, 2012
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$15,201	$3,757	$14,256	$3,828
Net amount at risk	$186,976	$22,440	$189,197	$23,276
Average attained age of policyholders	55 years	60 years	54 years	60 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)	Includes amounts, which are not reported in the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

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

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	June 30, 2013	December 31, 2012
	(In millions)
Closed Block Liabilities
Future policy benefits	$42,228	$42,586
Other policy-related balances	284	298
Policyholder dividends payable	489	466
Policyholder dividend obligation	2,273	3,828
Current income tax payable	21	—
Other liabilities	635	602

Total closed block liabilities	45,930	47,780

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,725	30,546
Equity securities available-for-sale, at estimated fair value	94	41
Mortgage loans	6,243	6,192
Policy loans	4,670	4,670
Real estate and real estate joint ventures	463	459
Other invested assets	963	953

Total investments	41,158	42,861
Cash and cash equivalents	302	381
Accrued investment income	492	481
Premiums, reinsurance and other receivables	87	107
Current income tax recoverable	—	2
Deferred income tax assets	324	319

Total assets designated to the closed block	42,363	44,151

Excess of closed block liabilities over assets designated to the closed block	3,567	3,629

Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,825	2,891
Unrealized gains (losses) on derivatives, net of income tax	15	9
Allocated to policyholder dividend obligation, net of income tax	(1,477)	(2,488)

Total amounts included in AOCI	363	412

Maximum future earnings to be recognized from closed block assets and liabilities	$3,930	$4,041

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$3,828	$2,919
Change in unrealized investment and derivative gains (losses)	(1,555)	909

Balance, end of period	$2,273	$3,828

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Revenues
Premiums	$489	$528	$953	$1,026
Net investment income	529	539	1,062	1,089
Net investment gains (losses)	24	13	27	24
Net derivative gains (losses)	7	11	15	2

Total revenues	1,049	1,091	2,057	2,141

Expenses
Policyholder benefits and claims	669	700	1,312	1,362
Policyholder dividends	247	275	489	543
Other expenses	43	46	85	91

Total expenses	959	1,021	1,886	1,996

Revenues, net of expenses before provision for income tax expense (benefit)	90	70	171	145
Provision for income tax expense (benefit)	33	25	60	52

Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	57	45	111	93
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	—	—	—	4

Revenues, net of expenses and provision for income tax expense (benefit)	$57	$45	$111	$97

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

	June 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$101,627	$8,398	$1,017	$—	$109,008	$102,669	$11,887	$430	$—	$114,126
Foreign corporate (1)	60,928	3,893	636	(1)	64,186	61,806	5,654	277	(1)	67,184
Foreign government	48,199	4,373	275	—	52,297	51,967	5,440	71	—	57,336
U.S. Treasury and agency	44,254	3,683	511	—	47,426	41,874	6,104	11	—	47,967
RMBS	35,295	1,848	436	266	36,441	35,666	2,477	315	349	37,479
CMBS	16,680	757	174	—	17,263	18,177	1,009	57	—	19,129
ABS	15,502	332	167	12	15,655	15,762	404	156	13	15,997
State and political subdivision	13,141	1,276	179	—	14,238	12,949	2,169	70	—	15,048

Total fixed maturity securities	$335,626	$24,560	$3,395	$277	$356,514	$340,870	$35,144	$1,387	$361	$374,266

Equity securities:
Common stock	$1,895	$344	$8	$—	$2,231	$2,034	$147	$19	$—	$2,162
Non-redeemable preferred stock	1,027	59	86	—	1,000	804	65	140	—	729

Total equity securities	$2,922	$403	$94	$—	$3,231	$2,838	$212	$159	$—	$2,891

(1)	OTTI losses, as presented above, represent the noncredit portion of OTTI losses that is included in AOCI. OTTI losses include both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI losses for foreign corporate securities was in an unrealized gain position of $1 million at both June 30, 2013 and December 31, 2012, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company held non-income producing fixed maturity securities with an estimated fair value of $69 million and $85 million with unrealized gains (losses) of $22 million and $11 million at June 30, 2013 and December 31, 2012, respectively.

  Maturities of Fixed Maturity Securities

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$20,433	$20,684	$24,177	$24,394
Due after one year through five years	69,684	73,065	66,973	70,759
Due after five years through ten years	77,693	84,144	82,376	91,975
Due after ten years	100,339	109,262	97,739	114,533

Subtotal	268,149	287,155	271,265	301,661
Structured securities (RMBS, CMBS and ABS)	67,477	69,359	69,605	72,605

Total fixed maturity securities	$335,626	$356,514	$340,870	$374,266

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

	June 30, 2013				December 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities:
U.S. corporate	$15,848	$749	$2,291	$268	$3,799	$88	$3,695	$342
Foreign corporate	11,417	486	1,602	149	2,783	96	2,873	180
Foreign government	5,802	237	290	38	1,431	22	543	49
U.S. Treasury and agency	16,198	511	—	—	1,951	11	—	—
RMBS	9,711	288	2,531	414	735	31	4,098	633
CMBS	3,198	149	278	25	842	11	577	46
ABS	3,797	88	919	91	1,920	30	1,410	139
State and political subdivision	2,043	124	226	55	260	4	251	66

Total fixed maturity securities	$68,014	$2,632	$8,137	$1,040	$13,721	$293	$13,447	$1,455

Equity securities:
Common stock	$70	$7	$16	$1	$201	$18	$14	$1
Non-redeemable preferred stock	379	18	250	68	—	—	295	140

Total equity securities	$449	$25	$266	$69	$201	$18	$309	$141

Total number of securities in an unrealized loss position	4,443		886		1,941		1,335

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Current Period Evaluation

Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at June 30, 2013. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.

Gross unrealized losses on fixed maturity securities in an unrealized loss position increased $2.0 billion during the six months ended June 30, 2013 from $1.7 billion to $3.7 billion. The increase in gross unrealized losses for the six months ended June 30, 2013, was primarily attributable to an increase in interest rates and widening credit spreads.

At June 30, 2013, $266 million of the total $3.7 billion of gross unrealized losses were from 90 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Investment Grade Fixed Maturity Securities

Of the $266 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $104 million, or 39%, are related to gross unrealized losses on 42 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed rate fixed maturity securities, rising interest rates since purchase.

Below Investment Grade Fixed Maturity Securities

Of the $266 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $162 million, or 61%, are related to gross unrealized losses on 48 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans), ABS (primarily foreign ABS) and foreign government securities (primarily European sovereign bonds) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels, sovereign debt levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates foreign government securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuer; and evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.

Equity Securities

Equity securities in an unrealized loss position decreased $65 million during the six months ended June 30, 2013 from $159 million to $94 million. Of the $94 million, $50 million were from 10 equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 64% were rated A, AA, or AAA.

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

Mortgage Loans

  Mortgage Loans Held-for-Investment and Held-for-Sale by Portfolio Segment

Mortgage loans are summarized as follows at:

	June 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$39,110	70.3%	$40,472	71.0%
Agricultural	12,669	22.8	12,843	22.5
Residential	1,741	3.1	958	1.7

Subtotal (1)	53,520	96.2	54,273	95.2
Valuation allowances	(302)	(0.5)	(347)	(0.6)

Subtotal mortgage loans held-for-investment, net	53,218	95.7	53,926	94.6
Residential — FVO	150	0.2	—	—
Commercial mortgage loans held by CSEs	2,268	4.1	2,666	4.7

Total mortgage loans held-for-investment, net	55,636	100.0	56,592	99.3

Mortgage loans held for sale	—	—	414	0.7

Total mortgage loans, net	$55,636	100.0%	$57,006	100.0%

(1)

Purchases of mortgage loans were $836 million and $886 million for the three months and six months ended June 30, 2013, respectively. There were no mortgage loan purchases for the three months and six months ended June 30, 2012.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

  Mortgage Loans and Valuation Allowance by Portfolio Segment

The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows:

	June 30, 2013				December 31, 2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$530	$159	$14	$703	$539	$181	$13	$733
Evaluated collectively for credit losses	38,580	12,510	1,727	52,817	39,933	12,662	945	53,540

Total mortgage loans	39,110	12,669	1,741	53,520	40,472	12,843	958	54,273

Valuation allowances:
Specific credit losses	56	14	2	72	94	21	2	117
Non-specifically identified credit losses	186	35	9	230	199	31	—	230

Total valuation allowances	242	49	11	302	293	52	2	347

Mortgage loans, net of valuation allowance	$38,868	$12,620	$1,730	$53,218	$40,179	$12,791	$956	$53,926

  Valuation Allowance Rollforward by Portfolio Segment

The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended June 30,
	2013				2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$275	$54	$3	$332	$368	$75	$3	$446
Provision (release)	(33)	1	8	(24)	(68)	—	5	(63)
Charge-offs, net of recoveries	—	(6)	—	(6)	—	(16)	—	(16)
Transfers to held-for-sale (1)	—	—	—	—	—	—	(6)	(6)

Balance, end of period	$242	$49	$11	$302	$300	$59	$2	$361

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30,
	2013				2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$293	$52	$2	$347	$398	$81	$2	$481
Provision (release)	(51)	7	9	(35)	(98)	(6)	6	(98)
Charge-offs, net of recoveries	—	(10)	—	(10)	—	(16)	—	(16)
Transfers to held-for-sale (1)	—	—	—	—	—	—	(6)	(6)

Balance, end of period	$242	$49	$11	$302	$300	$59	$2	$361

(1)

The valuation allowance on and the related carrying value of certain residential mortgage loans held-for-investment were transferred to mortgage loans held-for-sale in connection with the MetLife Bank Divestiture. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

  Credit Quality of Commercial Mortgage Loans

Information about the credit quality of commercial mortgage loans held-for-investment is presented below at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x -1.20x	< 1.00x
	(In millions)					(In millions)
June 30, 2013:
Loan-to-value ratios:
Less than 65%	$29,341	$620	$356	$30,317	77.5%	$32,188	78.4%
65% to 75%	5,689	541	219	6,449	16.5	6,642	16.2
76% to 80%	322	297	384	1,003	2.6	1,001	2.4
Greater than 80%	1,041	149	151	1,341	3.4	1,240	3.0

Total	$36,393	$1,607	$1,110	$39,110	100.0%	$41,071	100.0%

December 31, 2012:
Loan-to-value ratios:
Less than 65%	$29,839	$730	$722	$31,291	77.3%	$33,730	78.3%
65% to 75%	5,057	672	153	5,882	14.6	6,129	14.2
76% to 80%	938	131	316	1,385	3.4	1,436	3.3
Greater than 80%	1,085	552	277	1,914	4.7	1,787	4.2

Total	$36,919	$2,085	$1,468	$40,472	100.0%	$43,082	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

  Credit Quality of Agricultural Mortgage Loans

Information about the credit quality of agricultural mortgage loans held-for-investment is presented below at:

	June 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,631	91.8%	$11,908	92.7%
65% to 75%	842	6.6	590	4.6
76% to 80%	73	0.6	92	0.7
Greater than 80%	123	1.0	253	2.0

Total	$12,669	100.0%	$12,843	100.0%

The estimated fair value of agricultural mortgage loans held-for-investment was $13.0 billion and $13.3 billion at June 30, 2013 and December 31, 2012, respectively.

  Credit Quality of Residential Mortgage Loans

Information about the credit quality of residential mortgage loans held-for-investment is presented below at:

	June 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$1,703	97.8%	$929	97.0%
Nonperforming	38	2.2	29	3.0

Total	$1,741	100.0%	$958	100.0%

The estimated fair value of residential mortgage loans held-for-investment was $1.8 billion and $1.0 billion at June 30, 2013 and December 31, 2012, respectively.

  Past Due and Interest Accrual Status of Mortgage Loans

The Company has a high quality, well performing, mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2013 and December 31, 2012. The Company defines delinquency consistent with industry practice, when the mortgage loan is past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In millions)
Commercial	$—	$2	$—	$—	$204	$84
Agricultural	103	116	52	53	67	67
Residential	38	29	1	—	17	18

Total	$141	$147	$53	$53	$288	$169

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

  Impaired Mortgage Loans

Information regarding impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
June 30, 2013:
Commercial	$241	$228	$56	$172	$314	$302	$555	$474
Agricultural	87	84	14	70	81	75	168	145
Residential	13	13	2	11	1	1	14	12

Total	$341	$325	$72	$253	$396	$378	$737	$631

December 31, 2012:
Commercial	$445	$436	$94	$342	$103	$103	$548	$445
Agricultural	110	107	21	86	79	74	189	160
Residential	13	13	2	11	—	—	13	11

Total	$568	$556	$117	$439	$182	$177	$750	$616

Unpaid principal balance is generally prior to any charge-offs.

The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$531	$4	$258	$—	$534	$7	$283	$3
Agricultural	158	2	214	2	165	3	219	3
Residential	14	—	12	—	14	—	13	—

Total	$703	$6	$484	$2	$713	$10	$515	$6

  Mortgage Loans Modified in a Troubled Debt Restructuring

There was one agricultural mortgage loan and there were six residential mortgage loans modified in a troubled debt restructuring with pre-modification and post-modification carrying values of $4 million and $1 million, respectively, during both the three months and six months ended June 30, 2013. There were no mortgage loans modified in a troubled debt restructuring during the three months and six months ended June 30, 2012.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During the three months and six months ended June 30, 2013 and 2012, the Company had no mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status as described above.

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.5 billion and $6.1 billion at June 30, 2013 and December 31, 2012, respectively.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2013	December 31, 2012
	(In millions)
Fixed maturity securities	$21,116	$33,641
Fixed maturity securities with noncredit OTTI losses in AOCI	(277)	(361)

Total fixed maturity securities	20,839	33,280
Equity securities	317	97
Derivatives	1,135	1,274
Other	(20)	(30)

Subtotal	22,271	34,621

Amounts allocated from:
Insurance liability loss recognition	(2,212)	(6,049)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	11	19
DAC and VOBA	(1,608)	(2,485)
Policyholder dividend obligation	(2,273)	(3,828)

Subtotal	(6,082)	(12,343)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	92	119
Deferred income tax benefit (expense)	(5,820)	(7,973)

Net unrealized investment gains (losses)	10,461	14,424
Net unrealized investment gains (losses) attributable to noncontrolling interests	(18)	(5)

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$10,443	$14,419

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$(361)	$(724)
Noncredit OTTI losses and subsequent changes recognized (1)	35	(29)
Securities sold with previous noncredit OTTI loss	96	177
Subsequent changes in estimated fair value	(47)	215

Balance, end of period	$(277)	$(361)

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $30 million and ($21) million for the six months ended June 30, 2013 and year ended December 31, 2012, respectively.

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2013
(In millions)
Balance, beginning of period	$14,419
Fixed maturity securities on which noncredit OTTI losses have been recognized	84
Unrealized investment gains (losses) during the period	(12,434)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	3,837
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(8)
DAC and VOBA	877
Policyholder dividend obligation	1,555
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(27)
Deferred income tax benefit (expense)	2,153

Net unrealized investment gains (losses)	10,456
Net unrealized investment gains (losses) attributable to noncontrolling interests	(13)

Balance, end of period	$10,443

Change in net unrealized investment gains (losses)	$(3,963)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(13)

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(3,976)

Concentrations of Credit Risk

Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $20.1 billion and $22.4 billion at June 30, 2013 and December 31, 2012, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $25.2 billion and $28.7 billion at June 30, 2013 and December 31, 2012, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Securities Lending

The Company participates in a securities lending program. Elements of the securities lending program are presented below at:

	June 30, 2013	December 31, 2012
	(In millions)
Securities on loan: (1)
Amortized cost	$28,058	$23,380
Estimated fair value	$29,574	$27,077
Cash collateral on deposit from counterparties (2)	$30,081	$27,727
Security collateral on deposit from counterparties (3)	$—	$104
Reinvestment portfolio — estimated fair value	$30,389	$28,112

(1)	Included within fixed maturity securities, short-term investments, cash and cash equivalents and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Invested Assets on Deposit, Held in Trust and Pledged as Collateral

Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity and equity securities, and FVO and trading securities, and at carrying value for mortgage loans.

	June 30, 2013	December 31, 2012
	(In millions)
Invested assets on deposit (regulatory deposits)	$2,457	$2,362
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	11,153	12,434
Invested assets pledged as collateral (1)	22,834	23,251

Total invested assets on deposit, held in trust and pledged as collateral	$36,444	$38,047

(1)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report), collateral financing arrangements (see Note 13 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report) and derivative transactions (see Note 7).

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

  Consolidated VIEs

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2013 and December 31, 2012. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2013		December 31, 2012
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,505	$—	$3,439	$—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	2,309	2,135	2,730	2,545
Operating joint venture (3)	2,182	1,804	—	—
Investments:
Other limited partnership interests	180	11	356	8
FVO and trading securities	65	—	71	—
Other invested assets	82	—	85	—
Real estate joint ventures	10	15	11	14

Total	$8,333	$3,965	$6,692	$2,567

(1)

See Note 13 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets primarily consist of fixed maturity securities.

(2)

The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The assets and liabilities of these CSEs are primarily commercial mortgage loans held-for-investment and long-term debt, respectively. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $157 million and $168 million at estimated fair value at June 30, 2013 and December 31, 2012, respectively. The long-term debt bears interest primarily at fixed rates ranging

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $34 million and $67 million for the three months and six months ended June 30, 2013, respectively, and $42 million and $85 million for the three months and six months ended June 30, 2012, respectively.

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

  Unconsolidated VIEs

The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$69,359	$69,359	$72,605	$72,605
U.S. and foreign corporate	4,759	4,759	5,287	5,287
Other limited partnership interests	4,798	6,369	4,436	5,908
Other invested assets	1,290	1,519	1,117	1,431
FVO and trading securities	629	629	563	563
Mortgage loans	185	185	351	351
Real estate joint ventures	115	121	150	157
Equity securities AFS:
Non-redeemable preferred stock	32	32	32	32

Total	$81,167	$82,973	$84,541	$86,334

(1)

The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. The maximum exposure to loss relating to mortgage loans is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $302 million and $318 million at June 30, 2013 and December 31, 2012, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As described in Note 14, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2013 and 2012.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Investment income:
Fixed maturity securities	$3,709	$3,737	$7,535	$7,545
Equity securities	36	38	60	70
FVO and trading securities — Actively Traded Securities and FVO general account securities (1)	(11)	(1)	10	44
Mortgage loans	716	764	1,454	1,594
Policy loans	152	156	307	314
Real estate and real estate joint ventures	243	280	436	457
Other limited partnership interests	275	266	521	448
Cash, cash equivalents and short-term investments	45	39	94	75
International joint ventures	5	1	(9)	4
Other	49	80	112	121

Subtotal	5,219	5,360	10,520	10,672
Less: Investment expenses	287	258	587	517

Subtotal, net	4,932	5,102	9,933	10,155

FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	314	(517)	1,353	498
Securitized reverse residential mortgage loans	—	89	—	174
FVO CSEs — interest income:
Commercial mortgage loans	34	44	71	89
Securities	2	1	2	3

Subtotal	350	(383)	1,426	764

Net investment income	$5,282	$4,719	$11,359	$10,919

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Actively Traded Securities and FVO general account securities	$(24)	$(5)	$(14)	$24
FVO contractholder-directed unit-linked investments	$123	$(378)	$1,078	$499

See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

  Components of Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$(27)	$(13)	$(32)	$(51)
Finance	—	—	(10)	(32)
Consumer	—	(9)	(8)	(12)
Communications	(2)	(1)	(2)	(18)
Industrial	—	—	—	(1)
Other industries	—	(6)	—	(6)

Total U.S. and foreign corporate securities	(29)	(29)	(52)	(120)
RMBS	(10)	(37)	(47)	(46)
CMBS	—	(20)	—	(50)
ABS	—	(5)	—	(7)
State and political subdivision	—	—	—	(1)

OTTI losses on fixed maturity securities recognized in earnings	(39)	(91)	(99)	(224)
Fixed maturity securities — net gains (losses) on sales and disposals	179	73	548	66

Total gains (losses) on fixed maturity securities (1)	140	(18)	449	(158)

Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	—	(20)	—
Common stock	(1)	(2)	(2)	(17)

OTTI losses on equity securities recognized in earnings	(1)	(2)	(22)	(17)
Equity securities — net gains (losses) on sales and disposals	5	21	(1)	27

Total gains (losses) on equity securities	4	19	(23)	10

FVO and trading securities — FVO general account securities —changes in estimated fair value	4	(1)	8	3
Mortgage loans (1)	23	13	35	49
Real estate and real estate joint ventures	(9)	(16)	(23)	(20)
Other limited partnership interests	(41)	(9)	(41)	(11)
Other investment portfolio gains (losses)	27	(10)	34	(35)

Subtotal — investment portfolio gains (losses) (1)	148	(22)	439	(162)

FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	(19)	(7)	(32)	(1)
Long-term debt — related to commercial mortgage loans	26	10	48	10
Long-term debt — related to securities	1	1	—	(10)
Non-investment portfolio gains (losses) (2)	(46)	(46)	(31)	(11)

Subtotal FVO CSEs and non-investment portfolio gains (losses)	(38)	(42)	(15)	(12)

Total net investment gains (losses)	$110	$(64)	$424	$(174)

(1)

For the three months and six months ended June 30, 2012, net investment gains (losses) includes a net gain (loss) of ($35) million and $60 million, respectively, as a result of the MetLife Bank Divestiture, which is

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

comprised of gains (losses) on investments sold of ($27) million and $75 million, respectively, and impairments on mortgage loans of ($8) million and ($15) million, respectively. See Note 3.

(2)

For the three months ended June 30, 2013, there were no non-investment portfolio gains (losses) related to the MetLife Bank Divestiture. For the six months ended June 30, 2013, there were $30 million in non-investment portfolio gains (losses), related to the MetLife Bank Divestiture. See Note 3.

See “— Variable Interest Entities” for discussion of CSEs.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $17 million and $75 million for the three months and six months ended June 30, 2013, respectively, and $25 million and $83 million for the three months and six months ended June 30, 2012, respectively.

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$22,072	$15,625	$269	$238	$22,341	$15,863

Gross investment gains	$323	$225	$10	$23	$333	$248

Gross investment losses	(144)	(152)	(5)	(2)	(149)	(154)

Total OTTI losses recognized in earnings:
Credit-related	(39)	(68)	—	—	(39)	(68)
Other (1)	—	(23)	(1)	(2)	(1)	(25)

Total OTTI losses recognized in earnings	(39)	(91)	(1)	(2)	(40)	(93)

Net investment gains (losses)	$140	$(18)	$4	$19	$144	$1

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$41,622	$35,019	$355	$363	$41,977	$35,382

Gross investment gains	$823	$550	$18	$33	$841	$583

Gross investment losses	(275)	(484)	(19)	(6)	(294)	(490)

Total OTTI losses recognized in earnings:
Credit-related	(81)	(141)	—	—	(81)	(141)
Other (1)	(18)	(83)	(22)	(17)	(40)	(100)

Total OTTI losses recognized in earnings	(99)	(224)	(22)	(17)	(121)	(241)

Net investment gains (losses)	$449	$(158)	$(23)	$10	$426	$(148)

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

  Credit Loss Rollforward

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Balance, beginning of period	$398	$381	$392	$471
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	1	21	2	37
Additional impairments — credit loss OTTI recognized on securities previously impaired	6	20	41	26
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(24)	(15)	(54)	(119)
Securities impaired to net present value of expected future cash flows	—	(15)	—	(23)
Increases in cash flows — accretion of previous credit loss OTTI	—	(1)	—	(1)

Balance, end of period	$381	$391	$381	$391

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives

Accounting for Derivatives

  Freestanding Derivatives

Freestanding derivatives are carried in the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. See “— Credit Risk on Freestanding Derivatives.”

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

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Policyholder benefits and claims	— Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	— Economic hedges of equity method investments in joint ventures — All derivatives held in relation to trading portfolios — Derivatives held within contractholder-directed unit-linked investments
Other revenues	— Derivatives held in connection with the Company’s mortgage banking activities prior to the MetLife Bank Divestiture

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

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”). The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps and structured interest rate swaps to synthetically replicate investment risks and returns which are not readily available in the cash market.

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

TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivatives

The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2013			December 31, 2012
		Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
	Primary Underlying Risk Exposure		Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,434	$1,469	$58	$5,397	$1,921	$90
Foreign currency swaps	Foreign currency exchange rate	3,004	211	167	3,187	332	85

Subtotal		8,438	1,680	225	8,584	2,253	175

Cash flow hedges:
Interest rate swaps	Interest rate	3,382	273	48	3,642	705	—
Interest rate forwards	Interest rate	1,035	79	—	675	139	—
Foreign currency swaps	Foreign currency exchange rate	11,666	366	410	9,038	219	355
Credit forwards	Credit	60	—	3	—	—	—

Subtotal		16,143	718	461	13,355	1,063	355

Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	4,015	91	6	2,552	43	61
Currency options	Foreign currency exchange rate	5,154	272	2	4,375	43	3

Subtotal		9,169	363	8	6,927	86	64

Total qualifying hedges		33,750	2,761	694	28,866	3,402	594

Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	104,030	3,606	1,684	83,250	5,201	2,043
Interest rate floors	Interest rate	63,064	646	515	56,246	1,174	837
Interest rate caps	Interest rate	34,960	193	—	49,465	74	—
Interest rate futures	Interest rate	6,836	11	13	11,684	1	38
Interest rate options	Interest rate	34,585	352	181	16,328	640	60
Synthetic GICs	Interest rate	4,309	—	—	4,162	—	—
Foreign currency swaps	Foreign currency exchange rate	8,671	296	485	8,208	199	736
Foreign currency forwards	Foreign currency exchange rate	11,340	148	171	9,202	26	288
Currency futures	Foreign currency exchange rate	1,238	—	2	1,408	4	—
Currency options	Foreign currency exchange rate	1,010	65	9	129	1	—
Credit default swaps -purchased	Credit	3,299	13	32	3,674	11	34
Credit default swaps -written	Credit	9,644	92	10	8,879	79	5
Equity futures	Equity market	5,982	11	54	7,008	14	132
Equity options	Equity market	30,381	2,044	610	22,920	2,825	356
Variance swaps	Equity market	21,888	114	441	19,830	122	310
Total rate of return swaps	Equity market	3,736	82	44	3,092	4	103

Total non-designated or non-qualifying derivatives		344,973	7,673	4,251	305,485	10,375	4,942

Total		$378,723	$10,434	$4,945	$334,351	$13,777	$5,536

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship as of June 30, 2013 and December 31, 2012. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes in the consolidated statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

  Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Derivatives and hedging gains (losses) (1)	$(2,769)	$3,470	$(5,083)	$(332)
Embedded derivatives	1,079	(1,378)	2,763	446

Total net derivative gains (losses)	$(1,690)	$2,092	$(2,320)	$114

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Qualifying hedges:
Net investment income	$35	$31	$71	$55
Interest credited to policyholder account balances	36	38	71	83
Other expenses	(1)	(1)	(4)	(2)
Non-qualifying hedges:
Net investment income	(2)	(2)	(3)	(3)
Other revenues	—	15	—	33
Net derivative gains (losses)	200	240	215	229
Policyholder benefits and claims	9	52	(56)	(10)

Total	$277	$373	$294	$385

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)
	(In millions)
Three Months Ended June 30, 2013:
Interest rate derivatives	$(2,128)	$—	$(19)	$—
Foreign currency exchange rate derivatives	(533)	—	—	—
Credit derivatives - purchased	1	(1)	—	—
Credit derivatives - written	(5)	—	—	—
Equity derivatives	(329)	(4)	(82)	—

Total	$(2,994)	$(5)	$(101)	$—

Three Months Ended June 30, 2012:
Interest rate derivatives	$2,177	$—	$—	$119
Foreign currency exchange rate derivatives	320	—	—	—
Credit derivatives - purchased	17	2	—	—
Credit derivatives - written	(53)	—	—	—
Equity derivatives	792	(15)	50	—

Total	$3,253	$(13)	$50	$119

Six Months Ended June 30, 2013:
Interest rate derivatives	$(2,361)	$—	$(17)	$—
Foreign currency exchange rate derivatives	(984)	—	—	—
Credit derivatives - purchased	(5)	(4)	—	—
Credit derivatives - written	27	—	—	—
Equity derivatives	(1,882)	(11)	(356)	—

Total	$(5,205)	$(15)	$(373)	$—

Six Months Ended June 30, 2012:
Interest rate derivatives	$718	$—	$—	$5
Foreign currency exchange rate derivatives	(22)	—	—	—
Credit derivatives - purchased	(171)	(7)	—	—
Credit derivatives - written	51	—	—	—
Equity derivatives	(1,146)	(8)	(213)	—

Total	$(570)	$(15)	$(213)	$5

(1)

Changes in estimated fair value related to economic hedges of equity method investments in joint ventures; changes in estimated fair value related to derivatives held in relation to trading portfolios; and changes in estimated fair value related to derivatives held within contractholder-directed unit-linked investments.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities prior to the MetLife Bank Divestiture.

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

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2013:
Interest rate swaps:	Fixed maturity securities	$30	$(30)	$—
	Policyholder liabilities (1)	(383)	381	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(11)	2
	Foreign-denominated PABs (2)	(55)	63	8
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$(395)	$403	$8

Three Months Ended June 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(10)	$9	$(1)
	Policyholder liabilities (1)	414	(406)	8
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	(133)	124	(9)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	51	(50)	1

Total		$321	$(322)	$(1)

Six Months Ended June 30, 2013:
Interest rate swaps:	Fixed maturity securities	$38	$(38)	$—
	Policyholder liabilities (1)	(536)	533	(3)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	17	(16)	1
	Foreign-denominated PABs (2)	(194)	196	2
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—

Total		$(675)	$675	$—

Six Months Ended June 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(4)	$3	$(1)
	Policyholder liabilities (1)	114	(105)	9
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	(1)	—
	Foreign-denominated PABs (2)	(76)	61	(15)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(7)	6	(1)

Total		$28	$(36)	$(8)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For both the three months and six months ended June 30, 2013, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness. For both the three months and six months ended June 30, 2012, the component of the change in fair value of derivatives that was excluded from the assessment of hedge effectiveness was not significant.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were not significant for both the three months and six months ended June 30, 2013, and were $1 million and $4 million for the three months and six months ended June 30, 2012, respectively.

At both June 30, 2013 and December 31, 2012, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.

At June 30, 2013 and December 31, 2012, the balance in AOCI associated with cash flow hedges was $1.1 billion and $1.3 billion, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
			(In millions)
Three Months Ended June 30, 2013:
Interest rate swaps	$(273)	$10	$2	$—	$6
Interest rate forwards	(5)	3	—	—	1
Foreign currency swaps	(30)	(68)	(1)	—	2
Credit forwards	(3)	—	1	—	—

Total	$(311)	$(55)	$2	$—	$9

Three Months Ended June 30, 2012:
Interest rate swaps	$491	$(2)	$—	$(1)	$(4)
Interest rate forwards	100	—	1	—	(1)
Foreign currency swaps	214	(6)	(2)	1	2
Credit forwards	—	—	1	—	—

Total	$805	$(8)	$—	$—	$(3)

Six Months Ended June 30, 2013:
Interest rate swaps	$(397)	$14	$4	$—	$4
Interest rate forwards	(30)	6	1	(1)	1
Foreign currency swaps	57	(257)	(2)	—	6
Credit forwards	(3)	—	1	—	—

Total	$(373)	$(237)	$4	$(1)	$11

Six Months Ended June 30, 2012:
Interest rate swaps	$198	$(1)	$1	$(3)	$—
Interest rate forwards	12	—	1	—	—
Foreign currency swaps	110	5	(3)	1	1
Credit forwards	—	—	1	—	—

Total	$320	$4	$—	$(2)	$1

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At June 30, 2013, $52 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in net investment hedging relationships in the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Amount of Gains (Losses) Deferred in AOCI
Derivatives in Net Investment Hedging Relationships (1), (2)	(Effective Portion)
(In millions)
Three Months Ended June 30, 2013:
Foreign currency forwards	$85
Currency options	131

Total	$216

Three Months Ended June 30, 2012:
Foreign currency forwards	$42
Currency options	(25)

Total	$17

Six Months Ended June 30, 2013:
Foreign currency forwards	$165
Currency options	221

Total	$386

Six Months Ended June 30, 2012:
Foreign currency forwards	$(10)
Currency options	(24)

Total	$(34)

(1)

During the three months and six months ended June 30, 2013 and 2012, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)

There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At June 30, 2013 and December 31, 2012, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $288 million and ($98) million, respectively.

Credit Derivatives

In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $9.6 billion and $8.9 billion at June 30, 2013 and December 31, 2012, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2013 and December 31, 2012, the Company would have received $82 million and $74 million, respectively, to terminate all of these contracts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2013			December 31, 2012
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$9	$732	2.4	$10	$777	2.7
Credit default swaps referencing indices	26	2,914	1.7	42	2,713	2.1

Subtotal	35	3,646	1.8	52	3,490	2.2

Baa
Single name credit default swaps (corporate)	12	1,668	3.7	8	1,314	3.4
Credit default swaps referencing indices	24	3,900	4.9	11	3,750	4.9

Subtotal	36	5,568	4.6	19	5,064	4.5

Ba
Single name credit default swaps (corporate)	—	55	3.8	—	25	2.7
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	55	3.8	—	25	2.7

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	11	375	4.9	3	300	4.9

Subtotal	11	375	4.9	3	300	4.9

Total	$82	$9,644	3.5	$74	$8,879	3.6

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $9.6 billion and $8.9 billion from the table above were $85 million and $150 million at June 30, 2013 and December 31, 2012, respectively.

Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at both June 30, 2013 and December 31, 2012.

Credit Risk on Freestanding Derivatives

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of master netting or similar agreements and any collateral received pursuant to such agreements.

The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are generally governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited, to events of default and bankruptcy. In the event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives. See Note 8 for a description of the impact of credit risk on the valuation of derivatives.

The Company’s OTC-cleared derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis, and the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2013		December 31, 2012
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$10,620	$4,908	$14,048	$5,480
OTC-cleared (1)	5	1	—	—
Exchange-traded	22	69	19	170

Total gross estimated fair value of derivatives (1)	10,647	4,978	14,067	5,650
Amounts offset in the consolidated balance sheets	—	—	—	—

Estimated fair value of derivatives presented in the consolidated balance sheets (1)	10,647	4,978	14,067	5,650
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,147)	(4,147)	(4,562)	(4,562)
OTC-cleared	—	—	—	—
Exchange-traded	(20)	(20)	(19)	(19)
Cash collateral: (3)
OTC-bilateral	(3,099)	(2)	(5,960)	(1)
OTC-cleared	(5)	(1)	—	—
Exchange-traded	—	(49)	—	(151)
Securities collateral: (4)
OTC-bilateral	(3,012)	(611)	(3,526)	(875)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—

Net amount after application of master netting agreements and collateral	$364	$148	$—	$42

(1)

At June 30, 2013 and December 31, 2012, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $213 million and $290 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $33 million and $114 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)

Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2013 and December 31, 2012, the Company received excess cash collateral of $62 million and $0, respectively, and provided excess cash collateral of $329 million and $290 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)

Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at June 30, 2013 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2013 and December 31, 2012, the Company received excess securities collateral of $207 million and $161 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2013 and December 31, 2012, the Company provided excess securities collateral of $113 million and $0, respectively, for its OTC-bilateral derivatives, $47 million and $0, respectively, for its OTC-cleared derivatives, and $39 million and $40 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

addition, certain of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.

The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s credit rating at the reporting date or if the Company’s credit rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
June 30, 2013:
Derivatives subject to credit-contingent provisions	$700	$724	$—	$19	$31
Derivatives not subject to credit-contingent provisions	14	—	2	—	—

Total	$714	$724	$2	$19	$31

December 31, 2012:
Derivatives subject to credit-contingent provisions	$771	$775	$—	$35	$73
Derivatives not subject to credit-contingent provisions	79	100	1	—	—

Total	$850	$875	$1	$35	$73

(1)	After taking into consideration the existence of netting agreements.

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

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2013	December 31, 2012
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$293	$439
Funds withheld on assumed reinsurance	Other invested assets	46	66
Options embedded in debt or equity securities	Investments	(143)	(88)
Other	Other invested assets	—	1

Net embedded derivatives within asset host contracts		$196	$418

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(736)	$923
Assumed guaranteed minimum benefits	PABs	1,670	2,582
Funds withheld on ceded reinsurance	Other liabilities	83	162
Other	PABs	8	17

Net embedded derivatives within liability host contracts		$1,025	$3,684

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Net derivative gains (losses) (1)	$1,079	$(1,378)	$2,763	$446
Policyholder benefits and claims	$(33)	$42	$(80)	$(5)

(1)

The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($236) million and ($650) million for the three months and six months ended June 30, 2013, respectively, and $608 million and ($636) million for the three months and six months ended June 30, 2012, respectively.

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

	June 30, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$103,090	$5,918	$109,008
Foreign corporate	—	58,178	6,008	64,186
Foreign government	—	50,326	1,971	52,297
U.S. Treasury and agency	25,535	21,809	82	47,426
RMBS	984	32,722	2,735	36,441
CMBS	—	16,213	1,050	17,263
ABS	—	11,897	3,758	15,655
State and political subdivision	—	14,197	41	14,238

Total fixed maturity securities	26,519	308,432	21,563	356,514

Equity securities:
Common stock	1,017	1,031	183	2,231
Non-redeemable preferred stock	—	592	408	1,000

Total equity securities	1,017	1,623	591	3,231

FVO and trading securities:
Actively Traded Securities	4	729	11	744
FVO general account securities	5	138	46	189
FVO contractholder-directed unit-linked investments	9,443	5,114	593	15,150
FVO securities held by CSEs	—	27	—	27

Total FVO and trading securities	9,452	6,008	650	16,110
Short-term investments (1)	4,240	6,033	344	10,617
Mortgage loans:
Residential mortgage loans — FVO	—	—	150	150
Commercial mortgage loans held by CSEs	—	2,268	—	2,268
Mortgage loans held-for-sale (2)	—	—	—	—

Total mortgage loans	—	2,268	150	2,418
Other invested assets:
Other investments	163	87	—	250
Derivative assets: (3)
Interest rate	11	6,500	118	6,629
Foreign currency exchange rate	—	1,422	27	1,449
Credit	—	75	30	105
Equity market	11	1,946	294	2,251

Total derivative assets	22	9,943	469	10,434

Total other invested assets	185	10,030	469	10,684
Net embedded derivatives within asset host contracts (4)	—	—	339	339
Separate account assets (5)	34,193	210,155	1,225	245,573

Total assets	$75,606	$544,549	$25,331	$645,486

Liabilities:
Derivative liabilities: (3)
Interest rate	$13	$2,466	$20	$2,499
Foreign currency exchange rate	2	1,229	21	1,252
Credit	—	40	5	45
Equity market	53	631	465	1,149

Total derivative liabilities	68	4,366	511	4,945
Net embedded derivatives within liability host contracts (4)	—	8	1,017	1,025
Long-term debt of CSEs	—	2,095	31	2,126
Trading liabilities (6)	236	—	—	236

Total liabilities	$304	$6,469	$1,559	$8,332

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2012
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$106,693	$7,433	$114,126
Foreign corporate	—	60,976	6,208	67,184
Foreign government	—	55,522	1,814	57,336
U.S. Treasury and agency	27,441	20,455	71	47,967
RMBS	—	35,442	2,037	37,479
CMBS	—	17,982	1,147	19,129
ABS	—	12,341	3,656	15,997
State and political subdivision	—	14,994	54	15,048

Total fixed maturity securities	27,441	324,405	22,420	374,266

Equity securities:
Common stock	932	1,040	190	2,162
Non-redeemable preferred stock	—	310	419	729

Total equity securities	932	1,350	609	2,891

FVO and trading securities:
Actively Traded Securities	7	646	6	659
FVO general account securities	—	151	32	183
FVO contractholder-directed unit-linked investments	9,103	5,425	937	15,465
FVO securities held by CSEs	—	41	—	41

Total FVO and trading securities	9,110	6,263	975	16,348
Short-term investments (1)	9,426	6,295	429	16,150
Mortgage loans:
Residential mortgage loans — FVO	—	—	—	—
Commercial mortgage loans held by CSEs	—	2,666	—	2,666
Mortgage loans held-for-sale (2)	—	—	49	49

Total mortgage loans	—	2,666	49	2,715
Other invested assets:
Other investments	303	123	—	426
Derivative assets: (3)
Interest rate	1	9,648	206	9,855
Foreign currency exchange rate	4	819	44	867
Credit	—	47	43	90
Equity market	14	2,478	473	2,965

Total derivative assets	19	12,992	766	13,777

Total other invested assets	322	13,115	766	14,203
Net embedded derivatives within asset host contracts (4)	—	1	505	506
Separate account assets (5)	31,620	202,568	1,205	235,393

Total assets	$78,851	$556,663	$26,958	$662,472

Liabilities:
Derivative liabilities: (3)
Interest rate	$38	$3,001	$29	$3,068
Foreign currency exchange rate	—	1,521	7	1,528
Credit	—	39	—	39
Equity market	132	424	345	901

Total derivative liabilities	170	4,985	381	5,536
Net embedded derivatives within liability host contracts (4)	—	17	3,667	3,684
Long-term debt of CSEs	—	2,483	44	2,527
Trading liabilities (6)	163	—	—	163

Total liabilities	$333	$7,485	$4,092	$11,910

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

(4)

Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs in the consolidated balance sheets. At June 30, 2013 and December 31, 2012, equity securities also included embedded derivatives of ($143) million and ($88) million, respectively.

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

Investments

    Valuation Controls and Procedures

On behalf of the Company’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a monthly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 8% of the total estimated fair value of Level 3 fixed maturity securities.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

    Level 2 Valuation Techniques and Key Inputs:

This level includes securities priced principally by independent pricing services using observable inputs. FVO and trading securities, short-term investments and other investments within this level are of a similar nature and class to the Level 2 fixed maturity securities and equity securities. Contractholder-directed unit-linked investments reported within FVO and trading securities include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported net asset value (“NAV”) provided by the fund managers, which were based on observable inputs.

            U.S. corporate and foreign corporate securities

These securities are principally valued using the market and income approaches. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Privately-placed securities are valued using matrix pricing methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer, and in certain cases, delta spread adjustments to reflect specific credit-related issues.

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

            Structured securities comprised of RMBS, CMBS and ABS

These securities are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads. Below investment grade securities and sub-prime RMBS included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain of these valuations are based on independent non-binding broker quotations.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

        Common and non-redeemable preferred stock

These securities, including privately-held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using inputs such as comparable credit rating and issuance structure. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.

        Mortgage Loans

The Company has elected the FVO for certain residential mortgage loans held-for-investment, commercial mortgage loans held by CSEs and certain residential mortgage loans held-for-sale.

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

Level 3 Valuation Techniques and Key Inputs:

Residential mortgage loans – FVO

For these investments, the estimated fair values are based primarily on matrix pricing or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Level 2 Valuation Techniques and Key Inputs:

These assets are comprised of investments that are similar in nature to the instruments described under “—Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are certain mutual funds and hedge funds without readily determinable fair values as prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAVs provided by the fund managers.

Level 3 Valuation Techniques and Key Inputs:

These assets are comprised of investments that are similar in nature to the instruments described under “—Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are other limited partnership interests, which are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables that may impact the exit value of the particular partnership interest.

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC-bilateral and OTC-cleared derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”

The significant inputs to the pricing models for most OTC-bilateral and OTC-cleared derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain OTC-bilateral and OTC-cleared derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant inputs that are unobservable generally include references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and management believes they are consistent with what other market participants would use when pricing such instruments.

Most inputs for OTC-bilateral and OTC-cleared derivatives are mid-market inputs but, in certain cases, liquidity adjustments are made when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

Freestanding Derivatives

Level 2 Valuation Techniques and Key Inputs:

This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3. These derivatives are principally valued using the income approach.

Interest rate

Non-option-based. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and basis curves.

Option-based. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, basis curves and interest rate volatility.

Foreign currency exchange rate

Non-option-based. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, basis curves, currency spot rates and cross currency basis curves.

Option-based. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, basis curves, currency spot rates, cross currency basis curves and currency volatility.

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

Interest rate

Non-option-based. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve and basis curves.

Option-based. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, basis curves and interest rate volatility.

Foreign currency exchange rate

Non-option-based. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, basis curves, cross currency basis curves and currency correlation.

Option-based. Significant unobservable inputs may include currency correlation and the extrapolation beyond observable limits of the swap yield curve, basis curves, cross currency basis curves and currency volatility.

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

Transfers between Levels 1 and 2:

For assets and liabilities measured at estimated fair value and still held at both June 30, 2013 and December 31, 2012, transfers between Levels 1 and 2 were not significant.

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

Transfers out of Level 3 for fixed maturity securities, FVO and trading securities and short-term investments resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement, and the sensitivity of the estimated fair value to changes in those inputs, for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at:

			June 30, 2013				December 31, 2012				Impact of
	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average (1)	Range			Weighted Average (1)	Increase in Input on Estimated Fair Value (2)

Fixed maturity securities: (3)
U.S. corporate and foreign corporate	• Matrix pricing	• Delta spread adjustments (4)	(40)	–	240	65	(50)	–	500	90	Decrease
		• Illiquidity premium (4)	30	–	30	30	30	–	30	30	Decrease
		• Credit spreads (4)	(1,445)	–	720	200	(1,416)	–	876	272	Decrease
		• Offered quotes (5)	—	–	127	101	—	–	348	115	Increase
	• Consensus pricing	• Offered quotes (5)	50	–	120	91	—	–	555	92	Increase

Foreign government	• Matrix pricing	• Credit spreads (4)	9	–	1,434	584	(58)	–	150	72	Decrease
	• Market pricing	• Quoted prices (5)	51	–	146	100	77	–	146	99	Increase
	• Consensus pricing	• Offered quotes (5)	85	–	187	120	82	–	200	117	Increase

RMBS	• Matrix pricing and discounted cash flow	• Credit spreads (4)	(148)	–	2,984	284	9	–	2,980	521	Decrease (6)
	• Market pricing	• Quoted prices (5)	13	–	109	96	13	–	109	100	Increase (6)
	• Consensus pricing	• Offered quotes (5)	72	–	100	83	28	–	100	75	Increase (6)

CMBS	• Matrix pricing and discounted cash flow	• Credit spreads (4)	6	–	1,412	328	1	–	9,164	374	Decrease (6)
	• Market pricing	• Quoted prices (5)	2	–	104	97	1	–	106	99	Increase (6)
	• Consensus pricing	• Offered quotes (5)	100	–	100	100					Increase (6)

ABS	• Matrix pricing and discounted cash flow	• Credit spreads (4)	30	–	1,828	117	—	–	1,829	109	Decrease (6)
	• Market pricing	• Quoted prices (5)	—	–	109	101	40	–	105	100	Increase (6)
	• Consensus pricing	• Offered quotes (5)	—	–	111	97	—	–	111	97	Increase (6)

Derivatives:
Interest rate	• Present value techniques	• Swap yield (7)	238	–	402		186	–	353		Increase (12)

Foreign currency exchange rate	• Present value techniques	• Swap yield (7)	192	–	770		228	–	795		Increase (12)
		• Correlation (8)	31%	–	50%		43%	–	57%

Credit	• Present value techniques	• Credit spreads (9)	99	–	100		100	–	100		Decrease (9)
	• Consensus pricing	• Offered quotes (10)

Equity market	• Present value techniques or option pricing models	• Volatility (11)	16%	–	31%		13%	–	32%		Increase (12)
		• Correlation (8)	50%	–	50%		65%	–	65%

Embedded derivatives:
Direct and assumed guaranteed minimum benefits	• Option pricing techniques	• Mortality rates:
		Ages 0 - 40	0%	–	0.14%		0%	–	0.14%		Decrease (13)
		Ages 41 - 60	0.05%	–	0.88%		0.05%	–	0.88%		Decrease (13)
		Ages 61 - 115	0.26%	–	100%		0.26%	–	100%		Decrease (13)
		• Lapse rates:
		Durations 1 - 10	0.50%	–	100%		0.50%	–	100%		Decrease (14)
		Durations 11 -20	2%	–	100%		2%	–	100%		Decrease (14)
		Durations 21 -116	2%	–	100%		2%	–	100%		Decrease (14)
		• Utilization rates	20%	–	50%		20%	–	50%		Increase (15)
		• Withdrawal rates	0.07%	–	20%		0.07%	–	20%		(16)
		• Long-term equity volatilities	15.18%	–	40%		15.18%	–	40%		Increase (17)
		• Nonperformance risk spread	0.01%	–	1.30%		0.10%	–	1.72%		Decrease (18)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)	The impact of a decrease in input would have the opposite impact on the estimated fair value. For embedded derivatives, changes are based on liability positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

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

(10)	At both June 30, 2013 and December 31, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

(16)

The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.

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

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO and long-term debt of CSEs are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) —  (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended June 30, 2013:
Balance, beginning of period	$6,426	$5,825	$2,203	$115	$2,426	$1,084	$3,766	$53
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	4	2	—	2	—	5	—
Net investment gains (losses)	(29)	(3)	—	—	4	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(169)	(168)	(48)	(2)	14	(6)	(37)	(1)
Purchases (3)	553	642	234	—	524	184	359	17
Sales (3)	(281)	(135)	(47)	(42)	(198)	(113)	(256)	(5)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	121	201	3	16	49	46	—	—
Transfers out of Level 3 (4)	(707)	(358)	(376)	(5)	(86)	(143)	(79)	(23)

Balance, end of period	$5,918	$6,008	$1,971	$82	$2,735	$1,050	$3,758	$41

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$3	$4	$2	$—	$9	$—	$5	$—
Net investment gains (losses)	$(28)	$—	$—	$—	$(1)	$(2)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit- linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended June 30, 2013:
Balance, beginning of period	$189	$401	$14	$44	$831	$2,130	$—	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	2	(17)	2	—	—
Net investment gains (losses)	—	1	—	—	—	4	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(4)	8	—	—	—	(38)	—	—
Purchases (3)	8	20	1	—	341	247	150	—
Sales (3)	(7)	(22)	(4)	—	(481)	(1,783)	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	1	—	2	—	36	—	—	—
Transfers out of Level 3 (4)	(4)	—	(2)	—	(117)	(218)	—	—

Balance, end of period	$183	$408	$11	$46	$593	$344	$150	$—

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$3	$(9)	$1	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$1	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
				(In millions)
Three Months Ended June 30, 2013:
Balance, beginning of period	$144	$30	$38	$(139)	$(1,584)	$1,219	$(31)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(15)	—
Net derivative gains (losses)	(26)	(25)	(10)	(33)	1,031	—	—
Other revenues	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	(3)	(33)	—	—
Other expenses	—	—	—	—	—	—	—
OCI	(7)	2	(3)	—	105	—	—
Purchases (3)	—	2	—	4	—	117	—
Sales (3)	—	—	—	—	—	(39)	—
Issuances (3)	—	(1)	—	—	—	—	—
Settlements (3)	(12)	(2)	—	—	(197)	(19)	—
Transfers into Level 3 (4)	—	—	—	—	—	5	—
Transfers out of Level 3 (4)	(1)	—	—	—	—	(43)	—

Balance, end of period	$98	$6	$25	$(171)	$(678)	$1,225	$(31)

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$(21)	$(26)	$(10)	$(34)	$1,024	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$(3)	$(31)	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
				(In millions)
Three Months Ended June 30, 2012:
Balance, beginning of period	$7,305	$4,646	$2,213	$24	$2,246	$762	$2,198	$82
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	5	(5)	—	6	1	4	—
Net investment gains (losses)	12	(14)	(6)	—	(4)	(18)	1	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	10	(7)	(29)	1	35	20	5	—
Purchases (3)	452	752	469	50	349	448	699	—
Sales (3)	(381)	(349)	(82)	(1)	(189)	(128)	(180)	(6)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	92	129	37	—	37	21	1	—
Transfers out of Level 3 (4)	(98)	(349)	(211)	—	(117)	(68)	(48)	—

Balance, end of period	$7,394	$4,813	$2,386	$74	$2,363	$1,038	$2,680	$76

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$5	$(5)	$—	$6	$1	$4	$—
Net investment gains (losses)	$(1)	$(15)	$—	$—	$(3)	$(9)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended June 30, 2012:
Balance, beginning of period	$268	$446	$13	$30	$1,237	$462	$—	$1,708
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(4)	(46)	1	—	—
Net investment gains (losses)	1	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	(15)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(4)	(7)	—	—	—	(10)	—	—
Purchases (3)	36	5	13	—	833	571	—	—
Sales (3)	(22)	(12)	(13)	—	(897)	(307)	—	(1,608)
Issuances (3)	—	—	—	—	—	—	—	106
Settlements (3)	—	—	—	—	—	—	—	(31)
Transfers into Level 3 (4)	3	—	—	—	5	—	—	54
Transfers out of Level 3 (4)	—	—	—	—	(36)	—	—	(3)

Balance, end of period	$282	$432	$13	$26	$1,096	$717	$—	$211

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$(4)	$(42)	$2	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$4
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Net Derivatives: (6)
	MSRs (9)	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs	Liability Related to Securitized Reverse Mortgage Loans (9)
					(In millions)
Three Months Ended June 30, 2012:
Balance, beginning of period	$727	$142	$54	$38	$393	$(2,413)	$1,382	$(82)	$(1,505)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	(1)	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	23	1	—
Net derivative gains (losses)	—	22	(9)	(14)	225	(1,362)	—	—	—
Other revenues	(130)	(4)	—	—	—	—	—	—	1
Policyholder benefits and claims	—	—	—	—	(4)	42	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
OCI	—	98	—	—	1	(64)	—	—	—
Purchases (3)	—	—	—	—	10	—	191	—	—
Sales (3)	(49)	—	—	—	—	—	(116)	—	1,484
Issuances (3)	46	—	—	—	—	—	2	—	(98)
Settlements (3)	(30)	(30)	(5)	—	(49)	(164)	(1)	—	20
Transfers into Level 3 (4)	—	—	—	—	—	—	2	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	(38)	—	—

Balance, end of period	$564	$228	$40	$24	$575	$(3,961)	$1,445	$(81)	$(98)

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$(1)	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$1	$—
Net derivative gains (losses)	$—	$15	$(8)	$(14)	$198	$(1,366)	$—	$—	$—
Other revenues	$(121)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$(4)	$42	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
				(In millions)
Six Months Ended June 30, 2013:
Balance, beginning of period	$7,433	$6,208	$1,814	$71	$2,037	$1,147	$3,656	$54
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	8	6	8	—	10	(1)	8	—
Net investment gains (losses)	(32)	(23)	5	—	2	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(9)	(161)	(47)	(2)	124	(49)	(62)	(1)
Purchases (3)	684	794	352	—	803	404	985	17
Sales (3)	(659)	(413)	(74)	(4)	(168)	(333)	(420)	(5)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	241	185	91	17	21	139	—	—
Transfers out of Level 3 (4)	(1,748)	(588)	(178)	—	(94)	(255)	(409)	(24)

Balance, end of period	$5,918	$6,008	$1,971	$82	$2,735	$1,050	$3,758	$41

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$7	$5	$8	$—	$17	$(1)	$8	$—
Net investment gains (losses)	$(34)	$(3)	$—	$—	$(1)	$(2)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
				(In millions)
Six Months Ended June 30, 2013:
Balance, beginning of period	$190	$419	$6	$32	$937	$429	$—	$49
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	5	(24)	2	—	—
Net investment gains (losses)	—	(29)	—	—	—	(24)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(7)	65	—	—	—	11	—	—
Purchases (3)	12	23	3	—	340	332	150	—
Sales (3)	(9)	(70)	—	(5)	(427)	(400)	—	(45)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(4)
Transfers into Level 3 (4)	1	—	2	14	58	—	—	—
Transfers out of Level 3 (4)	(4)	—	—	—	(291)	(6)	—	—

Balance, end of period	$183	$408	$11	$46	$593	$344	$150	$—

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$5	$(12)	$1	$—	$—
Net investment gains (losses)	$—	$(20)	$—	$—	$—	$1	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
				(In millions)
Six Months Ended June 30, 2013:
Balance, beginning of period	$177	$37	$43	$128	$(3,162)	$1,205	$(44)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	(1)
Net derivative gains (losses)	(22)	(34)	(15)	(305)	2,721	—	—
Other revenues	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	9	(80)	—	—
Other expenses	—	—	—	—	—	—	—
OCI	(31)	1	(3)	—	209	—	—
Purchases (3)	—	2	—	4	—	175	—
Sales (3)	—	—	—	—	—	(78)	—
Issuances (3)	—	(1)	—	—	—	—	—
Settlements (3)	(25)	1	—	(7)	(366)	(28)	14
Transfers into Level 3 (4)	—	—	—	—	—	7	—
Transfers out of Level 3 (4)	(1)	—	—	—	—	(56)	—

Balance, end of period	$98	$6	$25	$(171)	$(678)	$1,225	$(31)

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$(17)	$(34)	$(15)	$(305)	$2,707	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$10	$(77)	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
				(In millions)
Six Months Ended June 30, 2012:
Balance, beginning of period	$6,784	$4,370	$2,322	$31	$1,602	$753	$1,850	$53
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	10	1	—	12	7	10	—
Net investment gains (losses)	11	(55)	(7)	—	(4)	(36)	2	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(20)	90	(8)	—	40	20	(14)	4
Purchases (3)	1,111	1,049	634	50	892	458	1,124	20
Sales (3)	(555)	(451)	(235)	(7)	(194)	(182)	(246)	(1)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	203	132	60	—	27	18	2	—
Transfers out of Level 3 (4)	(144)	(332)	(381)	—	(12)	—	(48)	—

Balance, end of period	$7,394	$4,813	$2,386	$74	$2,363	$1,038	$2,680	$76

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$5	$10	$1	$—	$12	$2	$9	$—
Net investment gains (losses)	$(2)	$(26)	$—	$—	$(3)	$(9)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
				(In millions)
Six Months Ended June 30, 2012:
Balance, beginning of period	$281	$438	$—	$23	$1,386	$590	$—	$1,414
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	3	(31)	—	—	—
Net investment gains (losses)	(9)	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	(3)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	9	18	—	—	—	(10)	—	—
Purchases (3)	52	5	13	—	844	641	—	—
Sales (3)	(43)	(29)	—	—	(1,070)	(396)	—	(1,323)
Issuances (3)	—	—	—	—	—	—	—	113
Settlements (3)	—	—	—	—	—	—	—	(41)
Transfers into Level 3 (4)	5	—	—	—	5	—	—	54
Transfers out of Level 3 (4)	(13)	—	—	—	(38)	(108)	—	(3)

Balance, end of period	$282	$432	$13	$26	$1,096	$717	$—	$211

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$3	$(27)	$2	$—	$—
Net investment gains (losses)	$(9)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$3
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Net Derivatives: (6)
	MSRs (9)	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs	Liability Related to Securitized Reverse Mortgage Loans (9)
					(In millions)
Six Months Ended June 30, 2012:
Balance, beginning of period	$666	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$(1,175)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	(1)	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	78	(9)	—
Net derivative gains (losses)	—	24	7	29	(284)	511	—	—	—
Other revenues	(85)	(67)	—	—	—	—	—	—	2
Policyholder benefits and claims	—	—	—	—	12	(5)	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
OCI	—	11	—	—	(2)	39	—	—	—
Purchases (3)	—	—	—	—	10	—	293	—	—
Sales (3)	(49)	—	—	—	—	—	(255)	—	1,147
Issuances (3)	104	—	—	(3)	—	—	2	—	(98)
Settlements (3)	(72)	(40)	(11)	(3)	(49)	(303)	(4)	44	26
Transfers into Level 3 (4)	—	—	—	—	—	—	23	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	(17)	—	—

Balance, end of period	$564	$228	$40	$24	$575	$(3,961)	$1,445	$(81)	$(98)

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$(1)	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$(9)	$—
Net derivative gains (losses)	$—	$6	$(5)	$27	$(287)	$498	$—	$—	$—
Other revenues	$(70)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$12	$(4)	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

	Residential Mortgage Loans – FVO (1)		Mortgage Loans Held-for-Sale (2)		Certain Assets and Liabilities of CSEs (3)
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In millions)
Assets:
Unpaid principal balance	$202	$—	$—	$80	$2,177	$2,539
Difference between estimated fair value and unpaid principal balance	(52)	—	—	(31)	91	127

Carrying value at estimated fair value	$150	$—	$—	$49	$2,268	$2,666

Loans in non-accrual status	$—	$—	$—	$3	$—	$—
Loans more than 90 days past due	$—	$—	$—	$23	$—	$—
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$—	$—	$—	$(14)	$—	$—

Liabilities:
Contractual principal balance					$2,076	$2,430
Difference between estimated fair value and contractual principal balance					50	97

Carrying value at estimated fair value					$2,126	$2,527

(1)

Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. There were no changes in estimated fair value for the three months and six months ended June 30, 2013.

(2)

Interest income is included in net investment income. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales are recognized in other revenues. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$—	$4	$(1)	$2
Other changes in estimated fair value	1	(72)	1	98

Total gains (losses) recognized in other revenues	$1	$(68)	$—	$100

(3)

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Nonrecurring Fair Value Measurements

The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates; that is, they are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	Three Months Ended June 30,
	2013			2012
	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$232	$242	$10	$197	$209	$12
Held-for-sale	$—	$—	$—	$254	$239	$(15)
Other limited partnership interests (2)	$108	$69	$(39)	$38	$27	$(11)
Real estate joint ventures (3)	$—	$—	$—	$10	$8	$(2)

	Six Months Ended June 30,
	2013			2012
	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$225	$242	$17	$197	$210	$13
Held-for-sale	$—	$—	$—	$270	$239	$(31)
Other limited partnership interests (2)	$109	$70	$(39)	$48	$34	$(14)
Real estate joint ventures (3)	$5	$3	$(2)	$15	$10	$(5)

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

(2)

For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2013 and 2012 were not significant.

(3)

For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both June 30, 2013 and 2012 were not significant.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value

The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2 and, to a lesser extent, in Level 1, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$53,218	$—	$—	$55,875	$55,875
Held-for-sale	—	—	—	—	—

Mortgage loans, net	$53,218	$—	$—	$55,875	$55,875
Policy loans	$11,722	$—	$1,646	$11,962	$13,608
Real estate joint ventures	$106	$—	$—	$174	$174
Other limited partnership interests	$1,064	$—	$—	$1,246	$1,246
Other invested assets	$892	$250	$314	$328	$892
Premiums, reinsurance and other receivables	$2,799	$—	$404	$2,543	$2,947
Other assets	$260	$—	$211	$78	$289
Liabilities:
PABs	$142,852	$—	$—	$149,632	$149,632
Bank deposits	$—	$—	$—	$—	$—
Long-term debt	$16,421	$—	$18,021	$—	$18,021
Collateral financing arrangements	$4,196	$—	$—	$3,937	$3,937
Junior subordinated debt securities	$3,193	$—	$3,874	$—	$3,874
Other liabilities	$5,781	$—	$4,532	$1,252	$5,784
Separate account liabilities	$61,122	$—	$61,122	$—	$61,122
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$(34)	$(34)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$(21)	$—	$(21)

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$53,926	$—	$—	$57,381	$57,381
Held-for-sale	365	—	—	365	365

Mortgage loans, net	$54,291	$—	$—	$57,746	$57,746
Policy loans	$11,884	$—	$1,690	$12,567	$14,257
Real estate joint ventures	$113	$—	$—	$171	$171
Other limited partnership interests	$1,154	$—	$—	$1,277	$1,277
Other invested assets	$815	$305	$144	$366	$815
Premiums, reinsurance and other receivables	$3,287	$—	$745	$2,960	$3,705
Other assets	$260	$—	$214	$78	$292
Liabilities:
PABs	$149,928	$—	$—	$158,040	$158,040
Bank deposits	$6,416	$—	$2,018	$4,398	$6,416
Long-term debt	$16,502	$—	$18,978	$—	$18,978
Collateral financing arrangements	$4,196	$—	$—	$3,839	$3,839
Junior subordinated debt securities	$3,192	$—	$3,984	$—	$3,984
Other liabilities	$1,913	$—	$673	$1,243	$1,916
Separate account liabilities	$58,726	$—	$58,726	$—	$58,726
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$12	$12
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$22	$—	$22

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 14 for additional information on these off-balance sheet obligations.

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

  Other Invested Assets

These other invested assets are principally comprised of various interest-bearing assets held in foreign subsidiaries and certain amounts due under contractual indemnifications. For funds withheld and for the various interest-bearing assets held in foreign subsidiaries, the Company evaluates the specific facts and circumstances of each instrument to determine the appropriate estimated fair values. These estimated fair values were not materially different from the recognized carrying values.

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

9. Goodwill

At June 30, 2013, the effect of foreign currency translation was a decrease to goodwill of $507 million. The impact by segment was $451 million, $37 million and $19 million related to Asia, EMEA and Latin America, respectively. Other than these foreign currency translation changes, there were no other significant changes to goodwill.

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

For the January 1, 2013 - December 31, 2015 performance period, the vested Performance Shares and Performance Units will be multiplied by a performance factor of 0.00 to 1.75. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.‘s total shareholder return relative to the performance of its competitors and MetLife, Inc.‘s operating return on equity relative to its financial plan. The estimated fair value of performance shares will be remeasured each quarter until final settlement.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accumulated Other Comprehensive Income (Loss)

Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., net of income tax, was as follows:

	Three Months Ended June 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,332	$905	$(1,205)	$(2,452)	$10,580
OCI before reclassifications	(3,476)	(215)	(620)	2	(4,309)
Amounts reclassified from AOCI	(147)	44	—	34	(69)

Balance, end of period	$9,709	$734	$(1,825)	$(2,416)	$6,202

	Six Months Ended June 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,590	$829	$(533)	$(2,489)	$11,397
OCI before reclassifications	(3,575)	(255)	(1,292)	2	(5,120)
Amounts reclassified from AOCI	(306)	160	—	71	(75)

Balance, end of period	$9,709	$734	$(1,825)	$(2,416)	$6,202

(1)	See Note 6 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statement of Operations and Comprehensive Income Location
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$171	$461	Other net investment gains (losses)
Net unrealized investment gains (losses)	22	43	Net investment income
OTTI	(4)	(35)	OTTI on fixed maturity securities

Net unrealized investment gains (losses), before income tax	189	469
Income tax (expense) benefit	(42)	(163)

Net unrealized investment gains (losses), net of income tax	$147	$306

Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$10	$14	Net derivative gains (losses)
Interest rate swaps	2	4	Net investment income
Interest rate forwards	3	6	Net derivative gains (losses)
Interest rate forwards	—	1	Net investment income
Interest rate forwards	—	(1)	Other expenses
Foreign currency swaps	(68)	(257)	Net derivative gains (losses)
Foreign currency swaps	(1)	(2)	Net investment income
Credit forwards	1	1	Net investment income

Gains (losses) on cash flow hedges, before income tax	(53)	(234)
Income tax (expense) benefit	9	74

Gains (losses) on cash flow hedges, net of income tax	$(44)	$(160)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(70)	$(141)
Amortization of prior service (costs) credit	18	34

Amortization of defined benefit plan items, before income tax	(52)	(107)
Income tax (expense) benefit	18	36

Amortization of defined benefit plan items, net of income tax	$(34)	$(71)

Total reclassifications, net of income tax	$69	$75

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Other Expenses

Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Compensation	$1,227	$1,395	$2,518	$2,889
Pension, postretirement and postemployment benefit costs	122	110	245	228
Commissions	1,387	1,467	2,775	3,024
Volume-related costs	196	156	379	248
Interest credited to bank deposits	—	20	2	41
Capitalization of DAC	(1,212)	(1,315)	(2,468)	(2,679)
Amortization of DAC and VOBA	958	1,479	1,782	2,193
Amortization of negative VOBA	(138)	(181)	(284)	(336)
Interest expense on debt and debt issuance costs	321	342	642	700
Premium taxes, licenses and fees	166	144	325	343
Professional services	324	363	627	778
Rent, net of sublease income	101	112	194	232
Other (1)	573	683	1,426	1,435

Total other expenses	$4,025	$4,775	$8,163	$9,096

(1)	See Note 3 for information on the Japan income tax refund included in other expenses for the six months ended June 30, 2013.

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

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges, primarily related to severance, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Balance, beginning of period	$20	$27	$23	$—
Restructuring charges	16	20	49	47
Cash payments	(15)	(26)	(51)	(26)

Balance, end of period	$21	$21	$21	$21

Total restructuring charges incurred since inception of initiative	$208	$47	$208	$47

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Management anticipates further restructuring charges including severance, lease and asset impairments, through the year ending December 31, 2015. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at June 30, 2013.

ALICO Acquisition Integration-Related Expenses

Integration-related costs were $54 million and $90 million for the three months and six months ended June 30, 2013, respectively, and were $94 million and $179 million for the three months and six months ended June 30, 2012, respectively. Integration-related costs represent costs directly related to integrating American Life and Delaware American Life Insurance Company (collectively, “ALICO”), including expenses for consulting and the integration of information systems. Such costs have been expensed as incurred and, as the integration of ALICO is an enterprise-wide initiative, these expenses are reported in Corporate & Other.

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

The components of net periodic benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)
Service costs	$59	$56	$17	$16	$5	$6	$1	$1
Interest costs	97	102	3	5	23	25	—	—
Expected return on plan assets	(121)	(121)	(1)	(2)	(19)	(19)	—	—
Amortization of net actuarial (gains) losses	57	49	—	—	13	14	—	—
Amortization of prior service costs (credit)	—	1	—	—	(18)	(26)	—	—

Net periodic benefit costs	$92	$87	$19	$19	$4	$—	$1	$1

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Six Months		Six Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)
Service costs	$118	$112	$34	$36	$10	$11	$1	$1
Interest costs	194	203	7	9	46	51	1	1
Expected return on plan assets	(242)	(242)	(3)	(4)	(38)	(38)	—	—
Amortization of net actuarial (gains) losses	114	98	—	—	27	28	—	—
Amortization of prior service costs (credit)	3	3	—	—	(37)	(52)	—	—

Net periodic benefit costs	$187	$174	$38	$41	$8	$—	$2	$2

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13. Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except share and per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,097,889,347	1,064,688,383	1,096,815,883	1,063,560,105
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	—	—	—	—
Exercise or issuance of stock-based awards	8,790,971	5,291,235	7,875,396	5,971,776

Weighted average common stock outstanding for diluted earnings per common share	1,106,680,318	1,069,979,618	1,104,691,279	1,069,531,881

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$508	$2,300	$1,503	$2,166
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	8	8	14	32
Less: Preferred stock dividends	31	31	61	61

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$469	$2,261	$1,428	$2,073

Basic	$0.43	$2.13	$1.30	$1.95

Diluted	$0.43	$2.12	$1.29	$1.93

Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$2	$3	$(1)	$17
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$2	$3	$(1)	$17

Basic	$—	$—	$—	$0.02

Diluted	$—	$—	$—	$0.02

Net Income (Loss):
Net income (loss)	$510	$2,303	$1,502	$2,183
Less: Net income (loss) attributable to noncontrolling interests	8	8	14	32
Less: Preferred stock dividends	31	31	61	61

Net income (loss) available to MetLife, Inc.’s common shareholders	$471	$2,264	$1,427	$2,090

Basic	$0.43	$2.13	$1.30	$1.97

Diluted	$0.43	$2.12	$1.29	$1.95

(1)

See Note 15 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for a description of the Company’s common equity units. For the three months and six months ended June 30, 2013 and 2012, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2013. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Matters as to Which an Estimate Can Be Made

For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2013, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $315 million.

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

As reported in the 2012 Annual Report, MLIC received approximately 5,303 asbestos-related claims in 2012. During the six months ended June 30, 2013 and 2012, MLIC received approximately 3,129 and 2,491 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2013.

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

On April 13, 2011, the Office of the Comptroller of the Currency (the “OCC”) entered into a consent order with MetLife Bank (the “OCC consent order”). The OCC consent order required an independent review of foreclosure practices and set forth new residential mortgage servicing standards. In February 2013, MetLife Bank entered into an agreement with the OCC to amend the OCC consent order, and paid approximately $46 million to settle its obligations and end the foreclosure review. In addition, the Federal Reserve Board entered into a consent order with MetLife, Inc. in 2011 (the “Federal Reserve Board consent order”), to enhance its supervision

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of the mortgage servicing activities of MetLife Bank. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that imposes a penalty of up to $3.2 million for the alleged deficiencies in oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the Federal Reserve Board consent order.

In May 2013, MetLife Bank received a subpoena from the U.S. Department of Justice requiring production of documents relating to MetLife Bank’s payment of certain foreclosure-related expenses to law firms and business entities affiliated with law firms and relating to MetLife Bank’s supervision of such payments, including expenses submitted to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corp. and the U.S. Department of Housing and Urban Development (“HUD”) for reimbursement. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services (“Department of Financial Services”) regarding hazard insurance and flood insurance that MetLife Bank obtained to protect the lienholder’s interest when the borrower’s insurance has lapsed.

In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for HUD regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. MetLife Bank has met with the U.S. Department of Justice to discuss the allegations and possible resolution of the FHA False Claims Act investigation. The Company has included what it currently believes to be the probable and estimable amount of such loss in the Company’s consolidated financial statements and is continuing to investigate matters raised during that meeting.

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

New York Licensing Inquiry

The Company is responding to requests for information from the Department of Financial Services and the Manhattan District Attorney’s Office regarding their inquiry into whether from January 2007 to the present American Life Insurance Company and Delaware American Life Insurance Company conducted insurance business in New York without a license and whether representatives acting on behalf of these companies solicited, sold or negotiated insurance products in New York without a license. Additionally, the New York State Office of the Attorney General Taxpayer Protection Bureau is inquiring concerning American Life Insurance Company’s New York State premium and franchise tax filings. The Company is cooperating with these inquiries.

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

Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)

Alleging that MetLife, Inc. and another company have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages attributable to MetLife, Inc., including statutory damages and treble damages, are $767 million. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to intervene in the action and noted that the allegations in the complaint “... are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. MetLife, Inc. intends to defend this action vigorously.

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)

Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a second amended complaint alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.

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

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007)

This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company (“MTL”). These tenants claimed that MTL, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit sought declaratory relief and damages for rent overcharges. On November 26, 2012, the court preliminarily approved a proposed settlement, to include payment by MTL of $10.5 million. After notice to class members and a fairness hearing, on April 10, 2013, the Court issued an order approving the settlement and a judgment dismissing the case. The Company previously accrued the full amount of the settlement payment.

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

Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006)

In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed this lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Fehr v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life, again without naming MLIC as a party. On August 30, 2011, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. The Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.

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

Commitments

  Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.2 billion and $3.4 billion at June 30, 2013 and December 31, 2012, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.9 billion and $3.0 billion at June 30, 2013 and December 31, 2012, respectively.

  Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.0 billion and $1.2 billion at June 30, 2013 and December 31, 2012, respectively.

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

As anticipated, in the third quarter of 2012, the Company continued to realign certain products and businesses among its existing segments to better conform to the way it manages and assesses its business. Management realigned certain individual disability income and property & casualty products, which were previously reported in the Group, Voluntary & Worksite Benefits segment and began reporting such product results in the Retail segment. In accordance with this realignment, prior period operating earnings for the Retail segment increased by

$28 million, net of $6 million of income tax, and $89 million, net of $25 million of income tax, with a corresponding decrease in the Group, Voluntary & Worksite Benefits segment, for the three months and six months ended June 30, 2012, respectively. Management also realigned the businesses in South Asia and India, which were previously reported in the EMEA segment and began reporting such results in the Asia segment. In accordance with this realignment, prior period operating earnings for the Asia segment increased by $4 million, net of $2 million of income tax, and $8 million, net of $4 million of income tax, with a corresponding decrease in the EMEA segment, for the three months and six months ended June 30, 2012, respectively.

Also, in the third quarter of 2012, MetLife, Inc. began reporting additional MetLife Bank operations as Divested Businesses. Consequently, prior period results for Corporate & Other have increased by $6 million, net of $5 million of income tax, and $7 million, net of $5 million of income tax, for the three months and six months ended June 30, 2012, respectively.

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

We continue to experience an increase in sales in several of our businesses; however, global economic conditions continue to negatively impact the demand for several of our products. Also, additional changes to product features resulted in a decrease in sales of variable annuities. An increase in average separate account assets produced higher asset-based fee revenue, and growth in our investment portfolio, generated higher net investment income. The sustained low interest rate environment reduced investment yields, but also reduced crediting rates. Changes in interest rates and foreign currency exchange rates, as well as the impact of a nonperformance risk adjustment, resulted in a significant unfavorable change in derivative gains and losses.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Income (loss) from continuing operations, net of income tax	$508	$2,300	$1,503	$2,166
Less: Net investment gains (losses)	110	(64)	424	(174)
Less: Net derivative gains (losses)	(1,690)	2,092	(2,320)	114
Less: Other adjustments to continuing operations (1)	(106)	(736)	(854)	(1,147)
Less: Provision for income tax (expense) benefit	570	(455)	964	416

Operating earnings	1,624	1,463	3,289	2,957
Less: Preferred stock dividends	31	31	61	61

Operating earnings available to common shareholders	$1,593	$1,432	$3,228	$2,896

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

During the three months ended June 30, 2013, income (loss) from continuing operations, net of income tax, decreased $1.8 billion from the prior period. The change was predominantly due to a $3.8 billion ($2.5 billion, net of income tax) unfavorable change in net derivative gains (losses) primarily driven by changes in interest rates and foreign currency exchange rates, as well as the impact of a nonperformance risk adjustment on embedded derivatives, partially offset by favorable changes of $174 million ($113 million, net of income tax), in net investments gains (losses) and $161 million in operating earnings available to common shareholders. Also included in income (loss) from continuing operations, net of income tax, were the favorable results of the Divested Businesses, which increased $209 million ($134 million, net of income tax) from the prior period.

The increase in operating earnings available to common shareholders was primarily driven by increases in asset-based fee revenue due to growth in our average separate account assets and net investment income due to portfolio growth, partially offset by less favorable mortality and unfavorable claims experience. The sustained low interest rate environment was the primary driver of a decline in investment yields; however, it also resulted in lower crediting rates.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

During the six months ended June 30, 2013, income (loss) from continuing operations, net of income tax, decreased $663 million from the prior period. The change was predominantly due to a $2.4 billion ($1.6 billion, net of income tax) unfavorable change in net derivative gains (losses) primarily driven by changes in interest rates and foreign currency exchange rates, partially offset by favorable changes of $598 million ($389 million, net of income tax), in net investments gains (losses) and $332 million in operating earnings available to common shareholders. Also included in income (loss) from continuing operations, net of income tax, were the favorable results of the Divested Businesses, which increased $244 million ($158 million, net of income tax) from the prior period.

The increase in operating earnings available to common shareholders was primarily driven by higher asset-based fee revenue due to growth in our average separate account assets and an increase in net investment income due to growth in our investment portfolio. The sustained low interest rate environment was the primary driver of a decline in investment yields; however, it also resulted in lower crediting rates. These favorable results were partially offset by less favorable mortality and unfavorable claims experience. In addition, the prior period included a $52 million, net of income tax, charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements of such claims.

Consolidated Company Outlook

In 2013, despite pressure from low interest rates, we expect a solid improvement in operating earnings over 2012, driven primarily by the following:

•	Growth in premiums, fees and other revenues driven by:

–	Rational pricing strategy in the group insurance marketplace;

–	Increases in our businesses outside of the U.S., notably accident & health, from continuing organic growth throughout our various geographic regions and leveraging of our multichannel distribution network.

•	Expanding our presence in emerging markets, including potential merger and acquisition activity. We expect that by 2016, more than 20% of our operating earnings will come from emerging markets.

•	Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results; however, unanticipated catastrophes could result in a high volume of claims.

•	Focus on expense management in the light of the low interest rate environment, and continued focus on expense control throughout the Company.

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

As part of an enterprise-wide strategic initiative, by 2016, we expect to increase our operating return on common equity, excluding accumulated other comprehensive income (“AOCI”), to the low end of the 12% to 14% range, driven by higher operating earnings. If we were to assume no share buybacks through year-end 2016, our estimated operating return on equity target range for 2016 would be approximately 100 basis points lower than this previously noted range, all other assumptions held constant. We will leverage our scale to improve the value we provide to customers and shareholders in order to achieve $1 billion in efficiencies, $600 million of which is expected to be related to net pre-tax expense savings, and $400 million of which we expect to be reinvested in our technology, platforms and functionality to improve our current operations and develop new capabilities. We have also begun shifting our product mix toward protection products and away from more capital-intensive products, in order to generate more predictable operating earnings and cash flows, and improve our risk profile and free cash flow.

In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. The companies to be merged consist of MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company (“MLI-USA”) and MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company Ltd. (“Exeter”), a Cayman Islands reinsurance company that mainly reinsures guarantees associated with variable annuity products issued by our U.S. insurance companies. These mergers are expected to occur towards the end of 2014, subject to regulatory approvals. As a result of these mergers, it is anticipated that the need to use holding company cash to fund derivative collateral requirements will be alleviated and transparency will be increased relative to our capital allocation and variable annuity risk management.

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

Financial markets have also been affected by concerns over U.S. fiscal policy. While uncertainty regarding the “fiscal cliff” (a series of tax increases and automatic government spending cuts that would have become effective at the beginning of 2013) was abated following a last minute Congressional compromise on January 1, questions over the direction of U.S. fiscal policy remain as a result of further Congressional action that will be needed to again raise the U.S. federal government’s debt ceiling by some point in the fall of 2013. Unless steps are taken to raise the debt ceiling and reduce the federal deficit, rating agencies have warned of the possibility of future downgrades of U.S. Treasury securities. These issues could, on their own, or combined with the possible slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere.

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

The financial markets have also been affected by concerns that other European Union member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or be unable or unwilling to comply with the terms of any aid provided to them, that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, or that one or more countries may exit the Euro zone, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the European Central Bank (“ECB”) announced a new bond buying program, Outright Monetary Transactions, intended to stabilize the European financial crisis and help certain countries struggling with their levels of sovereign debt. This program involves the purchase by the ECB of unlimited quantities of short-term sovereign bonds, with maturities of one to three years. These large scale purchases of short-term sovereign bonds are intended to increase the price of the bonds, and lower their interest rates, making it less expensive for certain countries to borrow money. As a condition to participating in this program, countries must agree to strict levels of economic reform and oversight. This bond buying program has not been activated to date, but the possibility of its use by the ECB has succeeded in reducing investor concerns over Euro zone break-up risk and lowering sovereign yields in Europe’s perimeter region. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.” See also “Risk Factors — Economic Environment and Capital Markets–Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in MetLife, Inc.’s Form 10-Q for the quarter ended March 31, 2013.

The Japanese economy, to which we face substantial exposure given our operations there, has experienced weak economic performance for over two decades and a long period of deflation, which have led to a deterioration in public finances. The global financial crisis and March 2011 earthquake further pressured Japan’s budget outcomes and public debt levels. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other advanced country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the announcement of a supplementary budget stimulus program totaling 2% of gross domestic product and the adoption of a 2% inflation target by the Bank of Japan. In early April 2013, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. Although the yen has weakened, deflationary pressures have eased and the stock market has rallied on the back of these announcements, it is too soon to tell whether these actions will have a sustained impact on Japan’s economy. Japan’s public debt trajectory could continue to rise until a strategy to consolidate public finances and growth-enhancing reforms are implemented.

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

The Federal Reserve Board’s Federal Open Market Committee has been purchasing agency mortgage-backed securities at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month in quantitative easing measures intended to stimulate the economy by keeping interest rates at low levels. The Federal Reserve Board plans to keep interest rates low until such time as certain numerical thresholds are met, including with respect to the rates of unemployment, inflation and long-term inflation. In June 2013, the Federal Reserve Board announced that it expects to begin reducing the pace of its bond purchases later this year dependent on subsequent economic data remaining broadly aligned with its current expectations for a strengthening in the U.S. economy. Assuming these conditions are satisfied, the Federal Reserve Board expects that it will reduce the pace of purchases gradually through the first half of next year and end its purchases around mid-2014. The Federal Reserve Board’s actions to reduce its quantitative easing program will potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, as well as possibly affecting interest rates and risk markets in other developed and emerging economies.

Central banks in other parts of the world, including the ECB, the Bank of England, the Bank of Australia, the Central Bank of Brazil and the Central Bank of China, have followed the actions of the Federal Reserve Board to lower interest rates. The collective effort globally to lower interest rates was in response to concerns about Europe’s sovereign debt crisis and slowing global economic growth. We cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”

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

The Company has performed sensitivity analyses based on our 2012 annual assumption review to estimate the potential effect on the Company of a protracted low interest rate environment. The scenarios, which are described below, are outside the realm of best estimate assumptions. However, the results are useful in understanding possible ranges of balance sheet impacts from such scenarios. Specifically, if level interest rates were substituted for our current mean reversion interest rate assumptions, loss reserves of up to $400 million in present value would be required for the Americas, within the Corporate Benefit Funding segment, and the Asia segment would require loss reserves of up to $350 million in present value. In the event these scenarios were to occur, the loss reserves noted above in the aggregate would likely be recorded over a period of five to ten years.

With respect to DAC and insurance contract related intangibles, we modeled a scenario in which our general account earned rate assumptions decreased from current rates, which vary by product from 5.25% to 6.00%, to rates varying from 3.50% to 4.00%. In addition, the scenario assumed a drop in separate account total fund performance to 6.00% from the current assumption of 7.25%. For the Americas, excluding Latin America, this scenario resulted in pre-tax losses in the aggregate of $2.5 billion on variable annuities and $350 million on the universal life and variable universal life insurance business. These losses would likely be recorded over a period of three to five years and most of these losses would not impact operating earnings. In terms of goodwill impairment testing, our analysis indicated that no write-downs would be expected over a three to five year period if interest rates remain at 2012 levels and all other economic and business factors are unchanged.

Using the same assumptions referred to above to assess the potential effect on the Company, our models predicted that our domestic statutory insurance subsidiaries would not be required to strengthen statutory reserves over the short- to medium-term if the current low interest rate environment continued. We would, however, expect to continue our historical practice of strengthening reserves by approximately $300 million per year, in line with our ALM strategies.

Mitigating Actions

The Company has been and continues to be proactive in its investment strategies and interest crediting rate strategies, as well as its product design, product mix and availability to mitigate the risk of unfavorable consequences from the low interest rate environment. The Company applies disciplined ALM strategies, including the use of derivatives, primarily interest rate swaps, floors and swaptions, to mitigate the risk of sustained low interest rates in the U.S. A significant portion of these derivatives were entered into prior to the onset of the current low U.S. interest rate environment. In some cases, the Company has entered into offsetting positions as part of its overall ALM strategy and to reduce volatility in net income. Lowering interest crediting rates on some products, or adjusting the dividend scale on traditional products, can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, requirements to obtain regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our margins could decrease or potentially become negative. We are able to limit or close certain products to new sales in order to manage exposures. Business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. In addition, the Company is well diversified across product, distribution, and geography. Certain of our non-U.S. businesses, reported within our Latin America and EMEA segments, which accounted for approximately 15% of our operating earnings in 2012, are not significantly interest rate or market sensitive, particularly to any direct sensitivity to U.S. rates. The Company’s primary exposure within these segments is insurance risk. We expect our non-U.S. businesses to grow faster than our U.S. businesses and, over time, to become a larger percentage of our total business. As a result of the foregoing, the Company expects to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on the Company’s profitability. Based on a near to intermediate term analysis of a sustained lower interest rate environment in the U.S., the Company anticipates operating earnings will continue to increase, although at a slower growth rate.

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

Regulatory Developments

The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to hedge and reinsure insurance risks. On June 11, 2013, the New York State Department of Financial Services (the “Department of Financial Services”) issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office, Office of Financial Research, the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. The NAIC and certain state insurance regulators have stated that they are opposed to an immediate moratorium on new reserve financing transactions. Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also use captive reinsurers to aggregate variable annuity risks under a single legal entity, which allows us to consolidate hedging and other risk management programs. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use such captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk based capital ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. The companies to be merged consist of MICC, MLI-USA and MLIIC, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter, a Cayman Islands reinsurance company that mainly reinsures guarantees associated with variable annuity products issued by our U.S. insurance companies. These anticipated mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators. For more information on our use of captive reinsurers see Note 11 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets.

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

Potential Regulation as a Non-Bank SIFI

On January 11, 2013, MetLife Bank, a subsidiary of MetLife, and MetLife completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. Subsequently, MetLife Bank terminated its deposit insurance and MetLife, Inc. deregistered as a bank holding company. As a result, MetLife is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), it could once again be subject to regulation by the Federal Reserve Board and to enhanced supervision and prudential standards. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Enhanced Prudential Standards” included in the 2012 Annual Report. Regulation of MetLife as a non-bank SIFI could affect our business. For example, enhanced capital requirements that would be applicable to MetLife, if MetLife were designated as a non-bank SIFI, may adversely affect our ability to compete with other insurers that are not subject to those requirements, and counterparty exposure limits may affect our ability to engage in hedging activities. In addition, it could give the Federal Reserve Board the right to require that any of our insurance companies, or insurance company affiliates, take prompt action to correct any financial weaknesses.

The FSOC issued final rules in April 2012, outlining a three-stage process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife would be named a non-bank SIFI.

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

Regulatory Developments Relating to Solvency II

Our insurance business throughout the European Economic Area is also subject to the evolving Solvency II insurance regulatory directive established by the European Parliament in 2009 (“Solvency II”) to codify and harmonize European Union insurance regulation. While this directive provides for new risk management practices, solvency capital standards and disclosure requirements, disagreement surrounding legislation proposed to amend certain provisions of Solvency II, including the implementation date (“Omnibus II”) has created uncertainty regarding the ultimate content and effective date of Solvency II, which is currently January 1, 2014 and could be delayed until at least 2016. In the context of the delay to Solvency II’s implementation date and to help regulators prepare for the new system, the European Insurance and Occupational Pensions Authority (“EIOPA”) has published its Consultation on Guidelines on preparing for Solvency II (the “Interim Guidelines”). These Interim Guidelines set out EIOPA’s expectations that regulators put in place important aspects of the prospective and risk-based supervisory approach that will be introduced by Solvency II by January 1, 2014 despite the European Union’s on-going legislative process on Omnibus II.
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

Regulatory Developments Relating to G-SIIs

The International Association of Insurance Supervisors (“IAIS”), an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions by devising a process for designating global systemically important insurers (“G-SIIs”).

On July 18, 2013, the IAIS published a revised assessment methodology for identifying G-SIIs and a framework of policy measures to be applied to G-SIIs, and the FSB published its initial list of nine G-SIIs, which includes MetLife, Inc. The FSB will update the list annually beginning in 2014.

The framework of policy measures includes tiered global capital requirements for internationally active insurance groups, including G-SIIs, and G-SIIs may be subject to additional capital requirements reflecting activities deemed to be systemically risky. G-SII backstop capital requirements are to be developed by the end of 2014, for application beginning in 2019. More information on timing of development of a quantitative capital standard for large internationally active insurance groups is expected to be published by the end of 2013. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators led by a regulator with group-wide supervisory authority and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G- SIIs in the U.S. is uncertain.

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

In conjunction with the sales of residential mortgage loans and servicing portfolios, MetLife Bank has made representations and warranties that the loans sold met certain requirements (relating, for example, to the underwriting and origination of the loans), and that the loans were serviced in accordance with investor guidelines. Notwithstanding its exit from the origination and servicing businesses, MetLife Bank remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Estimation of repurchase liability arising from breaches of origination representations and warranties requires considerable management judgment. MetLife Bank considers the level of outstanding unresolved repurchase demands and challenges to mortgage insurance, probable future demands in light of historical experience and changes in general economic conditions such as unemployment and the housing market, and the likelihood of recovery from indemnifications made to MetLife Bank relating to loans that MetLife Bank acquired rather than originated. Reserves for representation and warranty repurchases and indemnifications were $102 million and $95 million at June 30, 2013 and December 31, 2012, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims as well as projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $40 million and $54 million at June 30, 2013 and December 31, 2012, respectively. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.

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

On April 13, 2011, the Office of the Comptroller of the Currency (the “OCC”) entered into a consent order with MetLife Bank (the “OCC consent order”). The OCC consent order required an independent review of foreclosure practices and set forth new residential mortgage servicing standards. In February 2013, MetLife Bank entered into an agreement with the OCC to amend the OCC consent order, and paid approximately $46 million to settle its obligations and end the foreclosure review. In addition, the Federal Reserve Board entered into a consent order with MetLife, Inc. in 2011 (the “Federal Reserve Board consent order”), to enhance its supervision of the mortgage servicing activities of MetLife Bank. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that imposes a penalty of up to $3.2 million for the alleged deficiencies in oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the Federal Reserve Board consent order.

In May 2013, MetLife Bank received a subpoena from the U.S. Department of Justice requiring production of documents relating to MetLife Bank’s payment of certain foreclosure-related expenses to law firms and business entities affiliated with law firms and relating to MetLife Bank’s supervision of such payments, including expenses submitted to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corp. and the U.S. Department of Housing and Urban Development (“HUD”) for reimbursement. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the Department of Financial Services regarding hazard insurance and flood insurance that MetLife Bank obtained to protect the lienholder’s interest when the borrower’s insurance has lapsed.

In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for HUD regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. MetLife Bank has met with the U.S. Department of Justice to discuss the allegations and possible resolution of the FHA False Claims Act investigation. The Company has included what it currently believes to be the probable and estimable amount of such loss in the Company’s consolidated financial statements and is continuing to investigate matters raised during that meeting.

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

In June 2013, the government of Poland announced proposals to the country’s pension system that, if adopted, would negatively impact future operating earnings related to our pension business in Poland. We determined that this announcement was an event requiring an interim test of goodwill impairment for the EMEA reporting unit during the second quarter of June 30, 2013. We performed this interim test principally using a market multiple valuation approach. Results indicated that the fair value of the EMEA reporting unit exceeded its carrying value and, therefore, such goodwill was not impaired.

The Company’s annual goodwill impairment test will be performed for all reporting units, in the third quarter of 2013 as of June 30, 2013.

We apply significant judgment when determining the estimated fair value of our reporting units. The valuation methodology utilized is subject to key judgments and assumptions that are sensitive to change. Estimates of fair value represent management’s reasonable expectation regarding future developments and are inherently uncertain. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.

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

Acquisitions and Disposition

See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations

Consolidated Results

We have experienced growth and an increase in sales in several of our businesses, both domestic and foreign. In the U.S., economic recovery, while continuing to be slow and unsteady, resulted in growth in our dental, disability and group term life businesses through improved persistency, increased covered lives, the positive impact of pricing actions on existing business and new sales. Despite the sustained low interest rate environment, we have seen modest growth in our closeout premiums in the U.S., however our U.K. closeout premiums have declined. Structured settlement sales were lower reflecting a more competitive market. Sales of variable annuities declined in response to additional changes to guarantee features as we continue to focus on pricing discipline and risk management in this challenging economic environment. In our property & casualty businesses, we experienced higher policy sales as well as an increase in average premium for new policies. Sales in the majority of our businesses abroad have improved despite the challenging economic environment in certain European countries. However, a weaker yen and higher equity markets in Japan resulted in a decrease in fixed annuity sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Revenues
Premiums	$9,158	$9,161	$18,309	$18,290
Universal life and investment-type product policy fees	2,371	2,097	4,662	4,175
Net investment income	5,282	4,719	11,359	10,919
Other revenues	490	393	970	990
Net investment gains (losses)	110	(64)	424	(174)
Net derivative gains (losses)	(1,690)	2,092	(2,320)	114

Total revenues	15,721	18,398	33,404	34,314

Expenses
Policyholder benefits and claims and policyholder dividends	9,289	9,263	18,997	18,710
Interest credited to policyholder account balances	1,846	1,022	4,436	3,579
Capitalization of DAC	(1,212)	(1,315)	(2,468)	(2,679)
Amortization of DAC and VOBA	958	1,479	1,782	2,193
Amortization of negative VOBA	(138)	(181)	(284)	(336)
Interest expense on debt	321	342	642	700
Other expenses	4,096	4,450	8,491	9,218

Total expenses	15,160	15,060	31,596	31,385

Income (loss) from continuing operations before provision for income tax	561	3,338	1,808	2,929
Provision for income tax expense (benefit)	53	1,038	305	763

Income (loss) from continuing operations, net of income tax	508	2,300	1,503	2,166
Income (loss) from discontinued operations, net of income tax	2	3	(1)	17

Net income (loss)	510	2,303	1,502	2,183
Less: Net income (loss) attributable to noncontrolling interests	8	8	14	32

Net income (loss) attributable to MetLife, Inc.	502	2,295	1,488	2,151
Less: Preferred stock dividends	31	31	61	61

Net income (loss) available to MetLife, Inc.’s common shareholders	$471	$2,264	$1,427	$2,090

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

During the three months ended June 30, 2013, income (loss) from continuing operations, before provision for income tax, decreased $2.8 billion ($1.8 billion, net of income tax) from the prior period primarily driven by an unfavorable change in net derivative gains (losses). Also included in income (loss) from continuing operations, before provision for income tax, are the results of the Divested Businesses.

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

	Three Months Ended June 30,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(951)	$1,376
Foreign currency exchange rate	(408)	164
Credit	15	(25)
Equity	17	(1)
Non-VA embedded derivatives	92	(24)

Total non-VA program derivatives	(1,235)	1,490

VA program derivatives
Market risks in embedded derivatives	1,312	(1,538)
Nonperformance risk on embedded derivatives	(236)	608
Other risks in embedded derivatives	(89)	(424)

Total embedded derivatives	987	(1,354)
Freestanding derivatives hedging embedded derivatives	(1,442)	1,956

Total VA program derivatives	(455)	602

Net derivative gains (losses)	$(1,690)	$2,092

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $2.7 billion ($1.8 billion, net of income tax). This was primarily due to long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps, long interest rate floors, receiver swaptions and long interest rate futures. These freestanding derivatives were primarily hedging long duration liability portfolios. Additionally, the weakening of the Japanese yen relative to other key currencies unfavorably impacted foreign currency forwards and futures that primarily hedge certain bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $1.1 billion ($687 million, net of income tax). This was due to an unfavorable change of $844 million ($549 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, an unfavorable change of $548 million ($356 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by a favorable change of $335 million ($218 million, net of income tax) on other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The nonperformance risk adjustment loss of $236 million ($153 million, net of income tax) in the current period was comprised of a gain of $17 million due to an increase in the Company’s own credit spread, as well as a loss of $253 million due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees. The Company calculates the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes the Company’s own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.

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

The foregoing $335 million ($218 million, net of income tax) favorable change in other risks in embedded derivatives was primarily due to:

•	Refinement in the attribution and valuation model to better reflect product features, which resulted in favorable period over period change in the valuation of the embedded derivatives.

•	A decrease in the risk margin adjustment caused by lower policyholder behavior risks, which resulted in a favorable period over period change in the valuation of the embedded derivatives.

•

The mismatch of fund performance between actual and modeled funds and periodic updates to the mapping of policyholder funds into groups of representative indices, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•

Periodic updates of future capital market assumptions to better reflect the future capital markets environment, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•

A combination of all other factors, such as in-force changes, the cross effect of capital markets changes, and the basis mismatch between assets and liabilities, which resulted in a favorable period over period change in the valuation of the embedded derivatives.

The foregoing unfavorable change of $548 million ($356 million, net of income tax) is comprised of a $3.4 billion ($2.2 billion, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was offset by a $2.9 billion ($1.8 billion, net of income tax) favorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•

Long-term interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•

Key equity index levels increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•

Key equity volatility measures increased more in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

The favorable change in net investment gains (losses) primarily reflects an increase in net gains on sales of fixed maturity securities in the current period coupled with a decrease in fixed maturity securities impairments.

Income (loss) from continuing operations, before provision for income tax, related to Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $209 million to a loss of $26 million in the second quarter of 2013 from a loss of $235 million in the prior period. Included in this earnings improvement was a decrease in total revenues of $120 million and a decrease in total expenses of $329 million.

Income tax expense for the three months ended June 30, 2013 was $53 million, or 9% of income (loss) from continuing operations before income tax, compared with $1.0 billion, or 31%, of income (loss) from continuing operations before income tax, for the prior period. The Company’s second quarter 2013 and 2012 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate.

As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $161 million, net of income tax, to $1.6 billion, net of income tax, for the three months ended June 30, 2013 from $1.4 billion, net of income tax, in the prior period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

During the six months ended June 30, 2013, income (loss) from continuing operations, before provision for income tax, decreased $1.1 billion ($663 million, net of income tax) from the prior period primarily driven by an unfavorable change in net derivative gains (losses), partially offset by a favorable change in investment gains (losses). Also included in income (loss) from continuing operations, before provision for income tax, are the results of the Divested Businesses.

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

	Six Months Ended June 30,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(1,166)	$588
Foreign currency exchange rate	(812)	13
Credit	59	(107)
Equity	17	—
Non-VA embedded derivatives	102	(47)

Total non-VA program derivatives	(1,800)	447

VA program derivatives
Market risks in embedded derivatives	3,186	1,394
Nonperformance risk on embedded derivatives	(650)	(636)
Other risks in embedded derivatives	125	(265)

Total embedded derivatives	2,661	493
Freestanding derivatives hedging embedded derivatives	(3,181)	(826)

Total VA program derivatives	(520)	(333)

Net derivative gains (losses)	$(2,320)	$114

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $2.2 billion ($1.5 billion, net of income tax). This was primarily due to long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps, long interest rate floors and receiver swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. The weakening of the Japanese yen relative to other key currencies unfavorably impacted foreign currency forwards and futures that primarily hedge certain bonds. This impact was partially offset by the strengthening of the U.S. dollar relative to other key currencies, which favorably impacted foreign currency swaps hedging certain bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $187 million ($122 million, net of income tax). This was due to an unfavorable change of $563 million ($366 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, an unfavorable change of $14 million ($9 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, partially offset by a favorable change of $390 million ($253 million, net of income tax) on other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The nonperformance risk adjustment loss of $650 million ($422 million, net of income tax) in the current period was comprised of a loss of $152 million due to a decrease in the Company’s own credit spread, as well as a loss of $498 million due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees. The Company calculates the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes the Company’s own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.

The foregoing $390 million ($253 million, net of income tax) favorable change in other risks in embedded derivatives was primarily due to:

•	Refinement in the attribution analysis and valuation model to better reflect product features, which resulted in favorable period over period change in the valuation of the embedded derivatives.

•	A decrease in the risk margin adjustment caused by lower policyholder behavior risks, which resulted in a favorable period over period change in the valuation of the embedded derivatives.

•

The mismatch of fund performance between actual and modeled funds and periodic updates to the mapping of policyholder funds into groups of representative indices, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•

Modeling refinement in the economic scenario generator and periodic updates of future capital market assumptions to better reflect the future capital markets environment, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•

A combination of all other factors, such as in-force changes, the cross effect of capital markets changes, and the basis mismatch between assets and liabilities, which resulted in a favorable period over period change in the valuation of the embedded derivatives.

The foregoing unfavorable change of $563 million ($366 million, net of income tax) is comprised of a $2.4 billion ($1.5 billion, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was offset by a $1.8 billion ($1.2 billion, net of income tax) favorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•

Long-term interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•

Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•

Key equity volatility measures decreased less in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

The favorable change in net investment gains (losses) primarily reflects an increase in net gains on sales of fixed maturity securities in the current period coupled with a decrease in fixed maturity securities impairments.

Income (loss) from continuing operations, before provision for income tax, related to Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $244 million to a loss of $152 million in the first half of 2013 from a loss of $396 million in the prior period. Included in this earnings improvement was a decrease in total revenues of $434 million and a decrease in total expenses of $678 million.

Income tax expense for the six months ended June 30, 2013 was $305 million, or 17% of income (loss) from continuing operations before income tax, compared with $763 million, or 26%, of income (loss) from continuing operations before income tax, for the prior period. The Company’s effective tax rates for the six months ended June 30, 2013 and 2012 differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, for the six months ended June 30, 2013, the Company received an income tax refund from the Japanese tax authority and recorded a $119 million reduction to income tax expense.

Operating earnings available to common shareholders increased $332 million, net of income tax, to $3.2 billion, net of income tax, for the six months ended June 30, 2013 from $2.9 billion, net of income tax, in the prior period.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders

Three Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$301	$26	$230	$228	$(34)	$69	$(312)	$508
Less: Net investment gains (losses)	23	(28)	(3)	9	85	23	1	110
Less: Net derivative gains (losses)	(421)	(310)	(209)	(28)	(486)	(4)	(232)	(1,690)
Less: Other adjustments to continuing operations (1)	(32)	(45)	27	171	(117)	(21)	(89)	(106)
Less: Provision for income tax (expense) benefit	150	134	65	(49)	154	3	113	570

Operating earnings	$581	$275	$350	$125	$330	$68	(105)	1,624

Less: Preferred stock dividends							31	31

Operating earnings available to common shareholders							$(136)	$1,593

Three Months Ended June 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$907	$611	$595	$18	$271	$86	$(188)	$2,300
Less: Net investment gains (losses)	58	13	144	(13)	(43)	(18)	(205)	(64)
Less: Net derivative gains (losses)	972	555	288	(14)	50	14	227	2,092
Less: Other adjustments to continuing operations (1)	(262)	(38)	(7)	(128)	6	(24)	(283)	(736)
Less: Provision for income tax (expense) benefit	(269)	(186)	(148)	38	(21)	36	95	(455)

Operating earnings	$408	$267	$318	$135	$279	$78	(22)	1,463

Less: Preferred stock dividends							31	31

Operating earnings available to common shareholders							$(53)	$1,432

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Six Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$702	$157	$632	$334	$(111)	$152	$(363)	$1,503
Less: Net investment gains (losses)	96	(11)	19	9	213	39	59	424
Less: Net derivative gains (losses)	(577)	(439)	(104)	(19)	(1,038)	(10)	(133)	(2,320)
Less: Other adjustments to continuing operations (1)	(296)	(85)	59	106	(386)	(13)	(239)	(854)
Less: Provision for income tax (expense) benefit	272	187	9	(30)	437	(19)	108	964

Operating earnings	$1,207	$505	$649	$268	$663	$155	(158)	3,289

Less: Preferred stock dividends							61	61

Operating earnings available to common shareholders							$(219)	$3,228

Six Months Ended June 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,009	$583	$684	$147	$515	$161	$(933)	$2,166
Less: Net investment gains (losses)	125	6	46	(10)	(121)	(36)	(184)	(174)
Less: Net derivative gains (losses)	446	180	45	23	20	43	(643)	114
Less: Other adjustments to continuing operations (1)	(368)	(74)	14	(197)	4	(10)	(516)	(1,147)
Less: Provision for income tax (expense) benefit	(71)	(39)	(37)	48	32	14	469	416

Operating earnings	$877	$510	$616	$283	$580	$150	(59)	2,957

Less: Preferred stock dividends							61	61

Operating earnings available to common shareholders							$(120)	$2,896

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

Three Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$4,627	$4,161	$1,865	$1,216	$3,210	$702	$(60)	$15,721
Less: Net investment gains (losses)	23	(28)	(3)	9	85	23	1	110
Less: Net derivative gains (losses)	(421)	(310)	(209)	(28)	(486)	(4)	(232)	(1,690)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(4)	—	—	—	2	7	—	5
Less: Other adjustments to revenues (1)	(34)	(45)	(1)	4	436	(132)	26	254

Total operating revenues	$5,063	$4,544	$2,078	$1,231	$3,173	$808	$145	$17,042

Total expenses	$4,173	$4,130	$1,510	$903	$3,236	$640	$568	$15,160
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(112)	—	—	—	(1)	9	—	(104)
Less: Other adjustments to expenses (1)	106	—	(28)	(167)	556	(113)	115	469

Total operating expenses	$4,179	$4,130	$1,538	$1,070	$2,681	$744	$453	$14,795

Three Months Ended June 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,824	$4,929	$2,518	$1,160	$2,828	$683	$456	$18,398
Less: Net investment gains (losses)	58	13	144	(13)	(43)	(18)	(205)	(64)
Less: Net derivative gains (losses)	972	555	288	(14)	50	14	227	2,092
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	8	—	—	—	(1)	13	—	20
Less: Other adjustments to revenues (1)	(20)	(38)	10	53	(351)	(178)	138	(386)

Total operating revenues	$4,806	$4,399	$2,076	$1,134	$3,173	$852	$296	$16,736

Total expenses	$4,438	$3,999	$1,604	$1,144	$2,396	$596	$883	$15,060
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	242	—	—	—	(1)	16	—	257
Less: Other adjustments to expenses (1)	8	—	17	181	(357)	(157)	421	113

Total operating expenses	$4,188	$3,999	$1,587	$963	$2,754	$737	$462	$14,690

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Six Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$9,423	$8,624	$4,057	$2,415	$6,612	$1,916	$357	$33,404
Less: Net investment gains (losses)	96	(11)	19	9	213	39	59	424
Less: Net derivative gains (losses)	(577)	(439)	(104)	(19)	(1,038)	(10)	(133)	(2,320)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(6)	—	—	—	3	5	—	2
Less: Other adjustments to revenues (1)	(71)	(85)	24	13	1,074	261	65	1,281

Total operating revenues	$9,981	$9,159	$4,118	$2,412	$6,360	$1,621	$366	$34,017

Total expenses	$8,365	$8,398	$3,083	$1,974	$6,837	$1,715	$1,224	$31,596
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(176)	—	—	—	(11)	5	—	(182)
Less: Other adjustments to expenses (1)	395	—	(35)	(93)	1,474	274	304	2,319

Total operating expenses	$8,146	$8,398	$3,118	$2,067	$5,374	$1,436	$920	$29,459

Six Months Ended June 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$10,206	$8,806	$4,229	$2,462	$6,330	$2,077	$204	$34,314
Less: Net investment gains (losses)	125	6	46	(10)	(121)	(36)	(184)	(174)
Less: Net derivative gains (losses)	446	180	45	23	20	43	(643)	114
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	3	—	—	—	(2)	13	—	14
Less: Other adjustments to revenues (1)	(32)	(74)	39	129	162	280	475	979

Total operating revenues	$9,664	$8,694	$4,099	$2,320	$6,271	$1,777	$556	$33,381

Total expenses	$8,676	$7,928	$3,176	$2,277	$5,546	$1,852	$1,930	$31,385
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	51	—	—	—	(2)	16	—	65
Less: Other adjustments to expenses (1)	288	—	25	326	158	287	991	2,075

Total operating expenses	$8,337	$7,928	$3,151	$1,951	$5,390	$1,549	$939	$29,245

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$9,157	$9,139	$18,308	$18,246
Universal life and investment-type product policy fees	2,281	1,999	4,492	4,008
Net investment income	5,104	5,172	10,236	10,249
Other revenues	500	426	981	878

Total operating revenues	17,042	16,736	34,017	33,381

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,204	9,132	18,310	18,071
Interest credited to policyholder account balances	1,521	1,525	3,075	3,064
Capitalization of DAC	(1,212)	(1,313)	(2,468)	(2,675)
Amortization of DAC and VOBA	1,105	1,162	2,121	2,180
Amortization of negative VOBA	(124)	(164)	(255)	(301)
Interest expense on debt	287	297	575	612
Other expenses	4,014	4,051	8,101	8,294

Total operating expenses	14,795	14,690	29,459	29,245

Provision for income tax expense (benefit)	623	583	1,269	1,179

Operating earnings	1,624	1,463	3,289	2,957
Less: Preferred stock dividends	31	31	61	61

Operating earnings available to common shareholders	$1,593	$1,432	$3,228	$2,896

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

The primary drivers of the increase in operating earnings were higher asset-based fee revenues, higher net investment income from portfolio growth and lower interest credited expenses, partially offset by lower yields and unfavorable mortality and claims experience. Changes in foreign currency exchange rates had a $13 million negative impact on results compared to the prior period.

We benefited from strong sales, as well as growth and higher persistency, in our business across many of our products. In 2013, we made additional changes to variable annuity guarantee features which, in combination with product changes made in 2012, resulted in a significant decrease in variable annuity sales in our Retail segment. The demand for fixed annuity products in Japan also declined as a result of a weakening yen and a sharp increase in equity markets, which decreased sales. However, as a result of significant positive net flows since the prior period, we experienced growth in our average separate account assets. Current period deposits and funding agreement issuances in our Corporate Benefit Funding segment resulted in growth in our investment portfolio. Positive net flows in our universal life business also contributed to portfolio growth. The increase in our investment portfolio generated higher net investment income of $82 million. Since many of our products are interest spread-based, the increase in net investment income was partially offset by a $72 million increase in interest credited expense, most notably in the Corporate Benefit Funding segment. The growth in our average separate account assets generated higher policy fee income of $126 million. A decrease in commissions, which was primarily driven by the decline in annuity sales, was partially offset by a decrease in related DAC capitalization and resulted in an $11 million increase in operating earnings. Overall business growth was the primary driver of higher DAC amortization of $68 million in the current period. Higher premiums partially offset by higher policyholder benefits in our international segments improved operating earnings by $49 million.

Market factors, including the sustained low interest rate environment, continued to impact our investment yields as well as our crediting rates. Excluding the Divested Businesses, yields decreased as a result of the low interest rate environment, lower returns on real estate joint venture and alternative investments and lower inflation in the Latin America segment. These declines were partially offset by higher income on interest rate derivatives and the favorable impact of the continued repositioning of the Japan portfolio to higher yielding investments. A significant portion of these derivatives were entered into prior to the onset of the current low interest rate environment to mitigate the risk of low interest rates in the U.S. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. This continued positive equity market performance combined with the prior period having negative market performance also generated favorable DAC amortization. The changes in market factors discussed above resulted in an $89 million increase in operating earnings.

Unfavorable claims experience was driven by higher claim frequencies and severities in our property & casualty businesses as well as higher claims incidence in our long-term care (“LTC”), accidental death and dismemberment (“AD&D”) and dental businesses. This was partially offset by a decrease in catastrophe-related losses. In addition, favorable mortality in our Corporate Benefit Funding and Group, Voluntary & Worksite Benefits segments was partially offset by less favorable mortality in our Retail segment. The combined impact of mortality and claims experience decreased operating earnings by $40 million.

Certain insurance-related liability and DAC refinements in both the current and prior periods resulted in a net unfavorable impact of $25 million to operating earnings.

Operating earnings increased by $52 million as a result of a tax benefit recorded in the current period to reflect the Company’s decision to permanently reinvest certain foreign earnings. This was partially offset by a tax charge of $30 million, also in the current period, related to the write-off of a foreign tax loss carryforward. In addition, the Company benefited from the impact of certain other permanent tax differences, including non-taxable investment income and tax credits for low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In the second quarter of 2013, we benefited primarily from higher utilization of tax preferenced investments, which improved operating earnings by $8 million over the prior period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

The primary drivers of the increase in operating earnings were higher asset-based fee revenues, higher net investment income from portfolio growth and lower interest credited expenses, partially offset by lower yields and unfavorable mortality and claims experience. In addition, the prior period included a $52 million charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements of such claims. Changes in foreign currency exchange rates had a $17 million negative impact on results compared to the prior period.

We benefited from strong sales, as well as growth and higher persistency, in our business across many of our products. In 2013, we made additional changes to variable annuity guarantee features which, in combination with product changes made in 2012, resulted in a significant decrease in variable annuity sales in our Retail segment. The demand for fixed annuity products in Japan also declined as a result of a weakening yen and a sharp increase in equity markets, which decreased sales. However, as a result of significant positive net flows since the prior period, we experienced growth in our average separate account assets. Current period deposits and funding agreement issuances in our Corporate Benefit Funding segment resulted in growth in our investment portfolio. Positive net flows in our universal life business also contributed to portfolio growth. The increase in our investment portfolio generated higher net investment income of $170 million. Since many of our products are interest spread-based, the increase in net investment income was partially offset by a $142 million increase in interest credited expense, most notably in the Corporate Benefit Funding segment. The growth in our average separate account assets generated higher policy fee income of $246 million. A decrease in commissions, which was primarily driven by the decline in annuity sales, was partially offset by a decrease in related DAC capitalization, which combined, resulted in a $36 million increase to operating earnings. Overall business growth was the primary driver of higher DAC amortization of $138 million in the current period. Higher premiums partially offset by higher policyholder benefits in our international segments improved operating earnings by $81 million.

Market factors, including the sustained low interest rate environment, continued to impact our investment yields as well as our crediting rates. Excluding the Divested Businesses, yields decreased as a result of the low interest rate environment, lower returns on real estate joint venture and alternative investments and lower inflation in the Latin America segment. These declines were partially offset by higher income on interest rate derivatives, improved private equity returns and the favorable impact of the continued repositioning of the Japan portfolio to higher yielding investments. A significant portion of these derivatives were entered into prior to the onset of the current low interest rate environment to mitigate the risk of low interest rates in the U.S. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. This continued positive equity market performance also generated favorable DAC amortization. The changes in market factors discussed above resulted in a $140 million increase in operating earnings.

We experienced less favorable mortality in our Retail and Group, Voluntary & Worksite Benefits segments. In our Group, Voluntary & Worksite Benefits segment, mixed claims experience, with a net unfavorable result was driven by an increase in claims incidence. In addition, higher claim frequencies in our property & casualty businesses were partially offset by a decrease in catastrophe-related losses. The combined impact of mortality and claims experience decreased operating earnings by $138 million.

Certain insurance-related liability and DAC refinements in both the current and prior periods resulted in a net unfavorable impact of $20 million to operating earnings.

Operating earnings increased by $52 million as a result of a tax benefit recorded in the second quarter of 2013 to reflect the Company’s decision to permanently reinvest certain foreign earnings. This was partially offset by a tax charge of $30 million, also in the second quarter of 2013, related to the write-off of a foreign tax loss carryforward. In addition, the Company benefited from the impact of certain other permanent tax differences, including non-taxable investment income and tax credits for low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In the first half of 2013, we benefited primarily from higher utilization of tax preferenced investments, which improved operating earnings by $35 million over the prior period.

Segment Results and Corporate & Other

Retail

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$1,581	$1,576	$3,128	$3,200
Universal life and investment-type product policy fees	1,238	1,119	2,405	2,233
Net investment income	1,987	1,894	3,948	3,805
Other revenues	257	217	500	426

Total operating revenues	5,063	4,806	9,981	9,664

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,272	2,212	4,425	4,440
Interest credited to policyholder account balances	589	590	1,168	1,186
Capitalization of DAC	(344)	(446)	(718)	(922)
Amortization of DAC and VOBA	396	477	727	881
Interest expense on debt	1	—	1	—
Other expenses	1,265	1,355	2,543	2,752

Total operating expenses	4,179	4,188	8,146	8,337

Provision for income tax expense (benefit)	303	210	628	450

Operating earnings	$581	$408	$1,207	$877

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Unless otherwise stated, all amounts, with the exception of sales data, discussed below are net of income tax.

In 2013, the Company made additional changes to variable annuity guarantee features as we continue to manage sales volume, focusing on pricing discipline and risk management. These actions, in combination with product changes in 2012, resulted in a $1.9 billion, or 39% decrease in annuity sales. Variable and universal life sales were higher partially driven by accelerated sales subsequent to the announcement earlier this year that we will discontinue the sale of universal life policies with secondary guarantees; however, this was offset by lower traditional life sales. In our property & casualty business, policy sales increased 5% in the current period with premiums from the sales of new policies increasing 15% for both our auto and homeowners businesses as compared to the prior period.

Positive net flows in our universal life business resulted in higher net investment income; however, this increase was partially offset by higher interest credited and an increase in DAC amortization. Despite the decline in annuity sales, we earned higher asset based fees as we had significant positive net flows since the prior period. Higher allocated equity also bolstered net investment income. Premium growth in our property & casualty business, coupled with an increase in average premium per policy in both our auto and homeowners businesses, improved operating earnings. The net impact of the above items resulted in a $62 million increase in operating earnings.

Our average separate account balance also grew with the equity markets driving an increase in asset based fee income. This continued positive equity market performance combined with the prior period having negative market performance also generated favorable DAC amortization and drove higher income from other limited partnership interests. The impact of the low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. Additionally, we had a lower crediting rate on allocated equity in the current period, which resulted in lower net investment income. These negative interest rate impacts were partially offset by higher income on interest rate derivatives. Lower returns on real estate joint ventures also decreased operating earnings. The net impact of these items resulted in a $115 million increase in operating earnings. With respect to our closed block, the impact of the low interest rate environment contributed to less favorable closed block experience resulting in a reduction to our dividend scale, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $16 million, but was partially offset by the other earnings drivers of the closed block that were unfavorable.

Less favorable mortality experience in the variable and universal life and traditional life businesses resulted in a $13 million decrease in operating earnings. In our property & casualty business, current period non-catastrophe claim costs increased $15 million, the result of higher frequencies and severities in both our auto and homeowners businesses. Catastrophe-related losses decreased $6 million as compared to the prior period. The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 86.1% in the current period, compared to 80.8% in the prior period, as well as the unfavorable change in the combined ratio including catastrophes to 107.5% in the current period compared to 105.4% in the prior period.

Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in an $8 million decrease in operating earnings.

Also contributing to the increase in operating earnings was a decline in expenses of $14 million, largely as a result of disciplined spending and lower premium taxes.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Positive net flows, mainly in our universal life business, resulted in higher net investment income; however, this increase was partially offset by higher interest credited and an increase in DAC amortization. Despite a decline in annuity sales, we earned higher asset based fees as our average separate account assets grew due to significant positive net flows since the prior period. Higher allocated equity also bolstered net investment income. Premium growth in our property & casualty business, coupled with an increase in average premium per policy in both our auto and homeowners businesses, improved operating earnings. The net impact of the above items resulted in a $145 million increase in operating earnings.

Our average separate account balance also grew with the equity markets driving an increase in asset based fee income. This continued equity market growth also drove higher income from other limited partnership interests and generated favorable DAC amortization. However, this growth in the equity markets resulted in a less favorable impact on our variable annuity guaranteed minimum death benefit costs as reinsurance recoverables were lower. The impact of the low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. Additionally, we had a lower crediting rate on allocated equity in the current period, which resulted in lower net investment income. These negative interest rate impacts were partially offset by higher income on interest rate derivatives and lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Lower returns on real estate joint ventures also decreased operating earnings. The net impact of these items resulted in a $130 million increase in operating earnings. With respect to our closed block, the impact of the low interest rate environment contributed to less favorable closed block experience resulting in a reduction to our dividend scale, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $34 million, but was mostly offset by the other earnings drivers of the closed block that were unfavorable.

Less favorable mortality experience in the variable and universal life, traditional life, and income annuities businesses resulted in a $37 million decrease in operating earnings; however, this was partially offset by the $26 million favorable impact of a prior period charge for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property. In our property & casualty business, current period non-catastrophe claim costs increased $28 million, the result of higher frequencies and severities in both our auto and homeowners businesses. Catastrophe-related losses were essentially flat as compared to the prior period. The impact of the items discussed above can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 87.4% in the current period, compared to 83.9% in the prior period, as well as an unfavorable change in the combined ratio including catastrophes to 101.0% in the current period compared to 98.3% in the prior period.

Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in a $37 million increase in operating earnings.

Also contributing to the increase in operating earnings was a decline in expenses of $27 million, largely as a result of disciplined spending and lower premium taxes.

Group, Voluntary & Worksite Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$3,797	$3,683	$7,671	$7,268
Universal life and investment-type product policy fees	170	165	350	331
Net investment income	472	439	925	875
Other revenues	105	112	213	220

Total operating revenues	4,544	4,399	9,159	8,694

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,514	3,391	7,154	6,704
Interest credited to policyholder account balances	39	43	78	85
Capitalization of DAC	(35)	(33)	(68)	(64)
Amortization of DAC and VOBA	33	28	67	58
Interest expense on debt	1	—	1	—
Other expenses	578	570	1,166	1,145

Total operating expenses	4,130	3,999	8,398	7,928

Provision for income tax expense (benefit)	139	133	256	256

Operating earnings	$275	$267	$505	$510

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Economic recovery has remained slow and unsteady, although we continue to see signs of improvement to the macro-economic environment that should continue to instill confidence in the economy and spur stronger growth. We have seen growth in premiums from our dental, disability and group term life businesses generated through improved persistency, increased covered lives, the positive impact of pricing actions on existing business, and new sales. Our dental business also continues to benefit from the implementation of a large contract that began in the second quarter of 2012. Although we have discontinued

selling our LTC product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment. Property & casualty policy sales increased 45% in the second quarter of 2013 as compared to the same period in 2012. Premium related to the sales of new policies increased 34% for both our auto and homeowners businesses in the second quarter of 2013 compared to the same period in 2012.

The impact of market factors, including higher returns on other limited partnership interests and real estate joint ventures, in combination with increased derivative income on interest rate floors and increased prepayment fee income resulted in improved investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yield, as well as lower crediting rates in the current period, contributed $20 million to operating earnings.

An increase in allocated equity and growth in current period premiums and deposits, partially offset by a reduction in other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $3 million. Consistent with the growth in average invested assets from current period premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and policyholder account balances increased by $5 million. The increase in average premium per policy in both auto and homeowners businesses improved operating earnings by $8 million and an increase in exposures resulted in a $3 million increase in operating earnings as the positive impact from higher premiums exceeded the negative impact from higher claims. Exposures are primarily each automobile for the auto line of business and each residence for the property line of business.

An increase in claims incidence in our LTC, AD&D and dental businesses resulted in a $22 million decrease in operating earnings. Driving this decrease in operating earnings were higher paid claims in both our LTC and AD&D businesses, coupled with an increase in utilization in our dental business. Current period property & casualty non-catastrophe claim costs increased $9 million as a result of higher frequencies and severities in both our auto and homeowners businesses. In addition, favorable development of prior year non-catastrophe losses was lower, which reduced operating earnings by $7 million. The negative impact of these items was partially offset by a decrease in catastrophe-related losses of $14 million as compared to the prior period. Also, our life businesses experienced favorable mortality in the current period, mainly due to lower severity in the group universal life business, which was partially offset by less favorable claims experience in the group term life business, resulting in an increase in operating earnings of $6 million. The impact of the items discussed above related to the property & casualty business can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 92.1% in the current period from 86.6% in the prior period. The combined ratio, including catastrophes, however, yielded a favorable change to 97.7% in the current period from 98.7% in the prior period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

An increase in claims incidence in our LTC, disability, and AD&D businesses, partially offset by favorable claims experience in our dental business, resulted in a $36 million decrease in operating earnings. Driving the decrease in operating earnings were higher paid claims in our LTC, disability and AD&D businesses, partially offset by lower utilization in our dental business. Our life businesses experienced unfavorable mortality in the current period, mainly due to less favorable claims experience in the group term life business, partially offset by lower severity in the group universal life business, resulting in a decrease in operating earnings of $16 million. Current period property & casualty non-catastrophe claim costs increased $17 million as a result of higher frequencies in both our auto and homeowners businesses. In addition, favorable development of prior year non-catastrophe losses was lower, which reduced operating results by $12 million. The negative impact of these items was partially offset by a decrease in catastrophe-related losses of $14 million as compared to the prior period, as well as a decrease in severities in both our auto and homeowners businesses of $8 million. The impact of the items discussed above related to the property & casualty business can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 91.3% in the current period from 88.2% in the prior period. The combined ratio, including catastrophes, however, yielded a favorable change to 95.3% in the current period from 95.5% in the prior period.

The impact of market factors, including higher returns on other limited partnership interests and real estate joint ventures, in combination with increased derivative income on interest rate floors and increased prepayment fee income resulted in improved investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yield, as well as lower crediting rates in the current period, contributed $32 million to operating earnings.

An increase in allocated equity and growth in current period premiums and deposits, partially offset by a reduction in other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $7 million. Consistent with the growth in average invested assets from current period premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and policyholder account balances increased by $9 million. The increase in average premium per policy in both auto and homeowners businesses improved operating earnings by $18 million and an increase in exposures resulted in a $3 million increase in operating earnings as the positive impact from higher premiums exceeded the negative impact from higher claims.

Corporate Benefit Funding

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$503	$523	$967	$1,030
Universal life and investment-type product policy fees	65	57	133	108
Net investment income	1,443	1,431	2,878	2,832
Other revenues	67	65	140	129

Total operating revenues	2,078	2,076	4,118	4,099

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,110	1,131	2,208	2,223
Interest credited to policyholder account balances	305	338	648	677
Capitalization of DAC	(6)	(8)	(23)	(15)
Amortization of DAC and VOBA	6	4	17	14
Interest expense on debt	2	2	4	4
Other expenses	121	120	264	248

Total operating expenses	1,538	1,587	3,118	3,151

Provision for income tax expense (benefit)	190	171	351	332

Operating earnings	$350	$318	$649	$616

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

The sustained low interest rate environment has contributed to pension plans being underfunded, which limits our customers’ ability to engage in full pension plan closeout terminations, and is reflected by a decrease in premiums of $45 million, before income tax. While we have experienced a decline in U.K. closeout premiums, we have seen modest growth in our closeout premiums in the U.S. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. In addition, structured settlement sales were lower reflecting a more competitive market. These premium decreases were partially offset by a 62% increase in income annuity sales driven by employee actions on two contracts. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits. The impact of current period deposits and funding agreement issuances contributed to an increase in invested assets, resulting in an increase of $66 million in operating earnings. Growth in deposits and funding agreement issuances generally results in a corresponding increase in interest credited on certain insurance liabilities; this decreased operating earnings by $46 million compared to the prior period.

The low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities and mortgage loans were partially offset by increased earnings on other limited partnership interests and interest rate derivatives. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The net impact of lower investment returns and lower interest credited expense resulted in an increase in operating earnings of $6 million.

More favorable mortality, primarily in the domestic closeout business, resulted in a $17 million increase in operating earnings. The net impact of insurance liability refinements in the current and prior periods decreased operating earnings by $6 million. Operating earnings also decreased $3 million primarily driven by higher information technology costs in the current period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

The impact of current period deposits and funding agreement issuances contributed to an increase in invested assets, resulting in an increase of $156 million in operating earnings. Growth in deposits and funding agreement issuances generally results in a corresponding increase in interest credited on certain insurance liabilities; this decreased operating earnings by $96 million compared to the prior period.

Operating earnings increased $4 million primarily driven by higher fees generated from higher average separate account deposits. The lower interest rate environment increased the value of fixed income investments in separate accounts. In addition, operating efficiencies contributed to lower employee costs which were mostly offset by higher costs associated with technology initiatives.

The low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities and mortgage loans were partially offset by increased earnings on other limited partnership interests and interest rate derivatives. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The positive impact of lower interest credited rates was partially offset by an increase in interest credited expense resulting from the impact of derivatives that are used to hedge certain insurance liabilities. The net impact of lower investment returns and lower interest credited expense resulted in a decrease in operating earnings of $17 million.

Mortality results were mixed across products and resulted in a $5 million increase in operating earnings. The net impact of insurance liability refinements in the current and prior periods decreased operating earnings by $18 million.

Latin America

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$710	$652	$1,385	$1,338
Universal life and investment-type product policy fees	235	196	460	392
Net investment income	281	283	558	582
Other revenues	5	3	9	8

Total operating revenues	1,231	1,134	2,412	2,320

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	601	568	1,155	1,160
Interest credited to policyholder account balances	103	90	207	190
Capitalization of DAC	(108)	(71)	(213)	(155)
Amortization of DAC and VOBA	83	54	157	109
Amortization of negative VOBA	—	(1)	(1)	(3)
Interest expense on debt	1	—	—	1
Other expenses	390	323	762	649

Total operating expenses	1,070	963	2,067	1,951

Provision for income tax expense (benefit)	36	36	77	86

Operating earnings	$125	$135	$268	$283

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings decreased by $10 million from the prior period. The impact of changes in foreign currency exchange rates increased operating earnings by $6 million for the second quarter of 2013 compared to the prior period.

Latin America experienced strong sales growth primarily driven by accident and health products in Mexico, Argentina and Brazil. Changes in premiums for these products were almost entirely offset by the related changes in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. However, the increase in sales also generated a more significant increase in operating expenses and commissions, which were partially offset by a corresponding increase in DAC capitalization. The items discussed above were the primary drivers of an $8 million decrease in operating earnings.

Market factors contributed to a $4 million increase in operating earnings, primarily due to improved yields on fixed maturity securities in Argentina and a decrease in interest credited expense in Mexico. In addition, lower inflation in the current period resulted in a decrease in policyholder benefits, which was partially offset by a corresponding decrease in net investment income. These increases in operating earnings were partially offset by lower returns on fixed maturity securities in Brazil and lower income on currency related derivatives in Chile.

Higher expenses, primarily generated by employee-related costs, decreased earnings by $14 million. In addition, operating results decreased $4 million due to the net impact of tax adjustments in both periods, and unfavorable claims experience of $4 million. The net impact of refinements to DAC and certain insurance-related liabilities in both periods resulted in an $11 million increase in operating earnings.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings decreased by $15 million from the prior period. The impact of changes in foreign currency exchange rates increased operating earnings by $4 million for the first half of 2013 compared to the prior period.

Latin America experienced strong sales growth primarily driven by retirement products in Mexico and by accident and health products in Mexico, Argentina and Brazil. Changes in premiums for these products were almost entirely offset by the related changes in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. However, the increase in sales also generated a more significant increase in operating expenses and commissions, which were partially offset by a corresponding increase in DAC capitalization. The items discussed above were the primary drivers of a $3 million decrease in operating earnings.

Market factors contributed to an $8 million decrease in operating earnings. A decrease in investment yields was primarily attributable to lower returns on fixed maturity securities, primarily in Brazil, and lower income on currency related derivatives in Chile. In addition, a decrease in net investment income from lower inflation in the current year was partially offset by a corresponding decrease in policyholder benefits. These decreases were partially offset by improved yields on fixed maturity securities, primarily in Argentina, and a decrease in interest credited expense in Mexico.

Higher expenses, primarily generated by employee-related costs, decreased earnings by $14 million. The net impact of refinements to DAC and certain insurance-related liabilities in both periods resulted in a $10 million increase in operating earnings.

Asia

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$1,980	$2,064	$3,978	$4,103
Universal life and investment-type product policy fees	442	352	886	714
Net investment income	723	760	1,455	1,441
Other revenues	28	(3)	41	13

Total operating revenues	3,173	3,173	6,360	6,271

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,433	1,435	2,848	2,795
Interest credited to policyholder account balances	437	426	879	855
Capitalization of DAC	(522)	(555)	(1,068)	(1,142)
Amortization of DAC and VOBA	392	419	793	792
Amortization of negative VOBA	(113)	(128)	(226)	(259)
Interest expense on debt	—	4	—	5
Other expenses	1,054	1,153	2,148	2,344

Total operating expenses	2,681	2,754	5,374	5,390

Provision for income tax expense (benefit)	162	140	323	301

Operating earnings	$330	$279	$663	$580

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $51 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $19 million for the second quarter of 2013 compared to the prior period.

Asia experienced sales growth over the prior period driven by strong life and accident and health sales in Japan. Growth in Japan was dampened by the impact of a consumer shift away from foreign currency denominated retirement products in light of a weaker yen and higher equity markets, which resulted in a decline in fixed annuity sales and an increase in surrender activity. In Australia, sales increased 82% over the prior period as the business benefitted from a number of successful group sales. In India, sales increased 36% over the prior period as our new relationship with Punjab National Bank continued to drive results.

Asia’s premiums and fee income increased over the prior period primarily driven by growth of ordinary life and accident & health products in Japan and group insurance in Australia. Higher surrenders of fixed annuity products in Japan also contributed to higher fee income and higher DAC amortization. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. Average invested assets increased over the prior period, reflecting positive cash flows from our life business in Japan, which generated an increase in net investment income. However, this was more than offset by an increase in interest credited to policyholders. The combined impact of the items discussed above improved operating earnings by $65 million.

Investment yields were negatively impacted by lower returns on private equity investments and the adverse impact of the low interest rate environment on our mortgage loans, partially offset by increased yields from the continued repositioning of the Japan portfolio into higher yielding investments. The negative impact from the decline in investment yields was partially offset by the positive impact of foreign currency hedges and resulted in a slight decrease in operating earnings.

Prior period results include the unfavorable impact of changes in actuarial assumptions of $16 million. In addition, unfavorable claims experience decreased operating earnings by $13 million.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $83 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $23 million for the first half of 2013 compared to the prior period.

A sharp weakening in the Japanese yen combined with equity market increases drove a shift in consumer preferences away from foreign currency denominated retirement products, which resulted in lower fixed annuity sales and higher surrenders in Japan. The sales decline in retirement products was partially offset by strong life and accident and health sales across the region, particularly in Japan, during the second quarter of 2013. Sales in India increased 39% compared to the prior period as the business benefited from our new relationship with Punjab National Bank.

Asia’s premiums and fee income increased over the prior period primarily driven by growth in ordinary life, variable life and accident & health products in Japan and Korea and group insurance in Australia. Higher surrenders of fixed annuity products in Japan also contributed to higher fee income and higher DAC amortization. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. Positive net flows resulted in an increase in average invested assets over the prior period, generating an increase in net investment income in Japan, however, this was offset by an increase in interest credited to policyholders. The combined impact of the items discussed above improved operating earnings by $90 million.

Investment yields increased from the continued repositioning of the Japan investment portfolio to higher yielding investments and higher prepayment fees, partially offset by lower returns on other limited partnership interests. These improvements in investment yields combined with the positive impact of foreign currency hedges increased operating earnings by $38 million.

Current period results include an unfavorable liability refinement of $14 million in China and a one-time tax benefit of $6 million driven by the realization of foreign tax credits. In addition, unfavorable claims experience decreased operating earnings by $18 million.

EMEA

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$558	$627	$1,125	$1,279
Universal life and investment-type product policy fees	96	71	187	151
Net investment income	120	127	248	284
Other revenues	34	27	61	63

Total operating revenues	808	852	1,621	1,777

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	256	343	493	686
Interest credited to policyholder account balances	37	26	72	59
Capitalization of DAC	(192)	(200)	(369)	(377)
Amortization of DAC and VOBA	195	180	360	326
Amortization of negative VOBA	(11)	(35)	(28)	(39)
Interest expense on debt	(1)	1	—	1
Other expenses	460	422	908	893

Total operating expenses	744	737	1,436	1,549

Provision for income tax expense (benefit)	(4)	37	30	78

Operating earnings	$68	$78	$155	$150

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings decreased by $10 million from the prior period. There was essentially no impact to operating earnings due to changes in foreign currency exchange rates for the second quarter 2013 compared to the prior period. The third quarter 2012 acquisition of life insurance businesses in the Czech Republic, Hungary and Romania from the members of the Aviva Plc. group increased operating earnings by $6 million. This was offset by the disposal of certain blocks of business in the U.K. in the first quarter of 2013, which decreased operating earnings by $7 million.

Operating earnings decreased as a result of a $30 million tax charge in the current period related to the write-off of a U.K. tax loss carryforward. Operating earnings were negatively impacted by a $26 million write-down of DAC and insurance intangible assets related to proposed pension reforms in Poland. In addition, prior period results benefited by $12 million primarily due to a release of negative VOBA associated with the conversion of certain policies. These items were partially offset by a $52 million tax benefit recorded in the current period to reflect the Company’s decision to permanently reinvest certain foreign earnings.

While sales increased compared to the prior period, this business growth was somewhat dampened by challenging economic environments in some European countries. This business growth was driven primarily by Turkey, Russia and the Persian Gulf, partially offset by management’s decision to cease fixed annuity sales in the U.K. Operating expenses decreased primarily in France, Poland and Greece as a result of expense reduction initiatives; however, this was more than offset by higher corporate allocations. The combined impact of the items discussed above increased operating earnings by $5 million.

An increase in average invested assets in Ireland, Poland and Russia in the second quarter of 2013 contributed to an increase in operating earnings of $6 million. Operating earnings decreased $4 million reflecting lower investment yields on certain alternative asset classes including mutual fund investments, primarily in Greece, and floating-rate securities, primarily in Ireland and Poland.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $5 million over the prior period. The impact of changes in foreign currency exchange rates increased operating earnings by $2 million for the first half 2013 compared to the prior period. The third quarter 2012 acquisition of life insurance businesses in the Czech Republic, Hungary and Romania from the members of the Aviva Plc. group increased operating earnings by $10 million. This was partially offset by the disposal of certain blocks of business in the U.K. in the first quarter of 2013, which decreased operating earnings by $22 million.

Operating earnings decreased as a result of a $30 million tax charge in the second quarter of 2013 related to the write-off of a U.K. tax loss carryforward. Operating earnings were negatively impacted by a $26 million write-down of DAC and insurance intangible assets related to proposed pension reforms in Poland. In addition, prior period results benefited by $12 million primarily due to a release of negative VOBA associated with the conversion of certain policies. These items were partially offset by a $52 million tax benefit recorded in the second quarter of 2013 to reflect the Company’s decision to permanently reinvest certain foreign earnings. In addition, operating earnings benefited from adjustments totaling $8 million in Greece for liability refinements in our ordinary and deferred annuity businesses, as well as the impact of a change in the local corporate tax rate, both in the first quarter of 2013.

While sales increased compared to the prior period, this business growth was somewhat dampened by challenging economic environments in some European countries. This business growth was driven primarily by Turkey, Russia and the Persian Gulf, partially offset by management’s decision to cease fixed annuity sales in the U.K. Operating expenses decreased primarily in France, Poland and Greece as a result of expense reduction initiatives; however, this was more than offset by higher corporate allocations. The combined impact of the items discussed above increased operating earnings by $36 million.

An increase in average invested assets due to growth in Ireland, Russia and Poland, contributed to an increase in operating earnings of $5 million. Operating earnings decreased by $18 million reflecting lower investment yields on certain alternative asset classes including mutual fund investments, primarily in Greece, and floating-rate securities, primarily in Ireland and Poland.

Corporate & Other

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$28	$14	$54	$28
Universal life and investment-type product policy fees	35	39	71	79
Net investment income	78	238	224	430
Other revenues	4	5	17	19

Total operating revenues	145	296	366	556

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	18	52	27	63
Interest credited to policyholder account balances	11	12	23	12
Capitalization of DAC	(5)	—	(9)	—
Interest expense on debt	283	290	569	601
Other expenses	146	108	310	263

Total operating expenses	453	462	920	939

Provision for income tax expense (benefit)	(203)	(144)	(396)	(324)

Operating earnings	(105)	(22)	(158)	(59)
Less: Preferred stock dividends	31	31	61	61

Operating earnings available to common shareholders	$(136)	$(53)	$(219)	$(120)

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings each decreased $83 million, primarily due to lower net investment income and higher other expenses. These decreases were partially offset by an increase in the earnings of our assumed reinsurance of a variable annuity business and a higher tax benefit in the second quarter of 2013.

Net investment income decreased $104 million, excluding the divested MetLife Bank operations, driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and lower returns from our real estate joint venture and alternative investments and fixed maturity securities.

Other expenses increased by $12 million, primarily due to increases in interest on uncertain tax positions, other employee-related costs, costs associated with a change in the dividend structure from annually to quarterly and higher advertising costs, partially offset by lower internal resource costs for associates committed to the American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”) acquisition. Costs associated with the Company’s enterprise-wide strategic initiative were essentially flat as compared to the prior period, however, the portion that represents employee-related restructuring charges decreased by $3 million.

Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan increased $26 million. This was primarily due to a decrease in benefit liabilities resulting from higher returns in the underlying funds.

Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2013, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $9 million from the prior period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings available to common shareholders and operating earnings each decreased $99 million, primarily due to lower net investment income, higher other expenses and lower earnings on invested assets that were funded using Federal Home Loan Bank (“FHLB”) advances. These decreases were partially offset by higher operating earnings from the assumed reinsurance of a variable annuity business and a higher tax benefit over the prior period.

Net investment income decreased $107 million, excluding the FHLB which is discussed below and the divested MetLife Bank operations, driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and lower returns from our real estate joint venture and alternative investments and fixed maturity securities.

In the first quarter of 2012, the Company benefited from the positive resolution of certain legal matters totaling $16 million. In the current period, the Company incurred $8 million of higher costs associated with its enterprise-wide strategic initiative, of which $1 million represents employee-related restructuring charges. In addition, the current period included higher costs associated with interest on uncertain tax positions, higher employee-related costs, and costs associated with a change in the dividend structure from annually to quarterly and higher advertising costs, which combined totaled $28 million. Partially offsetting these costs was a prior period charge of $26 million, representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File. In addition, the current period included $12 million of lower internal resource costs for associates committed to the ALICO acquisition.

Operating earnings on invested assets that were funded using FHLB advances decreased $10 million, reflected by decreases in net investment income and interest expense on debt, due to the transfer of $3.8 billion of FHLB advances and underlying assets from MetLife Bank to Corporate Benefit Funding in April 2012.

Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan increased $34 million. This was primarily due to a decrease in benefit liabilities resulting from higher returns in the underlying funds.

Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2013, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $12 million from the prior year.

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

•

currency risk, relating to the variability in currency exchange rates for foreign denominated investments. This risk relates to potential decreases in estimated fair value and income resulting from a strengthening or weakening in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and

•

real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions including the demand and supply of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement.

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. For commercial, agricultural and residential assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our asset and liability management strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile through product design, such as the use of market value adjustment features and surrender charges. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and equity market risks.

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

Current Environment

The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector in particular and global capital markets. As a global insurance company, we are affected by the monetary policy of central banks around the world. In the United States, the Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and, more recently, through its asset purchase programs. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information on actions taken by the Federal Reserve Board and central banks around the world to support the economic recovery. See “— Industry Trends — Financial and Economic Environment” for information on actions taken by Japan’s central government and the Bank of Japan to end deflation and achieve sustainable economic growth in Japan. The Federal Reserve Board and other central banks may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.

European Region Investments. Excluding Europe’s perimeter region and Cyprus which is discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain European Union member states and other countries in the region that are not members of the European Union (collectively, the “European Region”) were concentrated in the United Kingdom, Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain the highest credit ratings from all major rating agencies. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. Sovereign debt issued by countries outside of Europe’s perimeter region and Cyprus comprised $8.6 billion, or over 99% of our European Region sovereign fixed maturity securities, at estimated fair value at June 30, 2013. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $25.1 billion, or 75% of European Region total corporate securities, at estimated fair value at June 30, 2013. Of these European Region sovereign fixed maturity and corporate securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities at June 30, 2013. European Region financial services corporate securities at estimated fair value were $8.6 billion, including $6.6 billion within the banking sector, with 94% invested in investment grade rated corporate securities, at June 30, 2013.

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

The March 2012 restructuring of Greece domestic law sovereign debt had an adverse impact on the capital level of Cyprus’ largest financial institutions, which triggered downgrades of Cyprus sovereign debt. In April 2013, the European Union approved a €10 billion financial support program for Cyprus, the first tranche of which was released in May 2013. This official support program includes financing to cover Cyprus government’s needs over a three year period. It also includes a restructuring of Cyprus banking, tax and financial systems.

These restructurings, which adversely impact private investors, private creditors and uninsured depositors of the two largest banks, are intended to avoid a default of Cyprus sovereign debt.

As a result of concerns about the ability of Europe’s perimeter region and Cyprus to service its sovereign debt, certain of these countries have experienced credit rating downgrades. Despite official financial support programs for the most stressed governments in Europe’s perimeter region and Cyprus, concerns about sovereign debt sustainability have expanded to other European Union member states. As a result, several other European Union member states experienced credit rating downgrades or had their credit rating outlook changed to negative.

As presented in the table below, we have an insignificant exposure to the sovereign debt of Europe’s perimeter region and Cyprus. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition.

Due to the current level of economic, fiscal and political strain in Europe’s perimeter region and Cyprus, we continually monitor and adjust our level of investment exposure in these countries. We manage direct and indirect investment exposure in these countries through fundamental credit analysis. The following table presents a summary of investments by invested asset class and related purchased credit default protection across Europe’s perimeter region, by country, and Cyprus. The Company has written credit default swaps where the underlying is an index comprised of companies across various sectors in the European region. At June 30, 2013, the written credit default swaps exposure to Europe’s perimeter region and Cyprus amounted to $18 million in notional and less than $1 million in estimated fair value. The information below is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business).

	Summary of Select European Country Investment Exposure at June 30, 2013 (1) (2)
	Fixed Maturity Securities (1)
	Sovereign	Financial Services	Non- Financial Services	Total	All Other General Account Investment Exposure (2)	Total Exposure (3)%		Purchased Credit Default Protection (4)	Net Exposure	%
	(In millions)							(In millions)
Europe’s perimeter region:
Portugal	$—	$—	$55	$55	$10	$65	2%	$—	$65	2%
Italy	3	88	675	766	91	857	30	(3)	854	30
Ireland	—	—	155	155	951	1,106	39	—	1,106	39
Greece	3	—	—	3	117	120	4	—	120	4
Spain	—	96	498	594	46	640	22	—	640	22

Total Europe’s perimeter region	6	184	1,383	1,573	1,215	2,788	97	(3)	2,785	97

Cyprus	72	—	—	72	4	76	3	—	76	3

Total	$78	$184	$1,383	$1,645	$1,219	$2,864	100%	$(3)	$2,861	100%

As percent of total cash and invested assets	0.0%	0.0%	0.3%	0.3%	0.3%	0.6%		0.0%	0.6%
Investment grade percent	5%	94%	94%
Non-investment grade percent	95%	6%	6%

(1)	Presented at estimated fair value. Both the par value and amortized cost of the fixed maturity securities were $1.6 billion at June 30, 2013.

(2)

Comprised of equity securities, fair value option (“FVO”) general account securities, real estate and real estate joint ventures, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for an explanation of the carrying value for these invested asset classes. Excludes FVO contractholder-directed unit-linked investments of $785 million, which support unit-linked variable annuity type liabilities and do not qualify for separate account summary total assets and liabilities. The contractholder, and not the

Company, directs the investment of these funds. The related variable annuity type liability is satisfied from the contractholder’s account balance and not from our general account investments.

(3)	For Greece, the Company had $1 million of commitments to fund partnership investments at June 30, 2013.

(4)

Purchased credit default protection is stated at the estimated fair value of the swap. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of $3 million at June 30, 2013. The counterparties to these swaps are financial institutions with Standard & Poor’s Ratings Services (“S&P”) credit ratings ranging from A+ to A as of June 30, 2013.

Current Environment — Summary. All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses) and net derivative gains (losses), level of unrealized gains and (losses) within the various asset classes within our investment portfolio and our allocation to lower yielding cash equivalents and short-term investments. See “— Industry Trends” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

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

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2013		2012		2013		2012
	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount
		(In millions)		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2)(3)	4.71%	$3,687	4.76%	$3,720	4.77%	$7,520	4.86%	$7,560
Mortgage loans (3)	5.40%	716	5.44%	764	5.46%	1,454	5.53%	1,594
Real estate and real estate joint ventures	4.26%	106	8.75%	185	3.33%	166	6.25%	265
Policy loans	5.18%	152	5.27%	156	5.20%	307	5.28%	314
Equity securities	5.13%	36	5.24%	38	4.28%	60	4.69%	70
Other limited partnerships	15.43%	275	16.07%	266	14.85%	521	13.74%	448
Cash and short-term investments	1.10%	42	0.65%	34	0.98%	87	0.67%	66
Other invested assets		222		197		401		329

Total before investment fees and expenses	5.00%	5,236	5.05%	5,360	4.97%	10,516	5.03%	10,646
Investment fees and expenses	(0.13)	(131)	(0.13)	(139)	(0.13)	(274)	(0.13)	(279)

Net investment income including Divested Businesses	4.87%	5,105	4.92%	5,221	4.84%	10,242	4.90%	10,367

Less: net investment income from Divested Businesses (4)		1		49		6		118

Net investment income (5)		$5,104		$5,172		$10,236		$10,249

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

(2)

Investment income includes amounts for FVO and trading securities of ($11) million and $10 million for the three months and six months ended June 30, 2013, respectively, and ($1) million and $44 million for the three months and six months ended June 30, 2012, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)

Yield calculations include the net investment income and ending carrying values of the Divested Businesses. The net investment income adjustment for the Divested Businesses for the three months and six months ended June 30, 2012 of $49 million and $118 million excludes $88 million and $173 million of securitized reverse residential mortgage loans that were included in the Divested Businesses adjustment of $137 million and $291 million presented below, respectively. For further information on Divested Businesses and the related sale of the securitized reverse residential mortgage loans in 2012, see Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net investment income — in the above yield table	$5,104	$5,172	$10,236	$10,249
Real estate discontinued operations	(3)	(2)	(4)	(2)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(167)	(113)	(298)	(202)
Equity method operating joint ventures	(1)	—	(1)	—
Contractholder-directed unit-linked investments	314	(517)	1,353	498
Divested Businesses	1	137	6	291
Incremental net investment income from CSEs	34	42	67	85

Net investment income — GAAP consolidated statements of operations	$5,282	$4,719	$11,359	$10,919

See “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012” and “— Results of Operations — Consolidated Results — Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012” for analyses of the period over period changes in net investment income.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities available-for-sale (“AFS”), which consisted principally of publicly-traded and privately-placed fixed maturity securities and redeemable preferred stock, were $356.5 billion and $374.3 billion, at estimated fair value, at June 30, 2013 and December 31, 2012, respectively, or 71% and 70% of total cash and invested assets, at June 30, 2013 and December 31, 2012, respectively. Publicly-traded fixed maturity securities represented $309.0 billion and $323.8 billion of total fixed maturity securities, at estimated fair value, at June 30, 2013 and December 31, 2012, respectively, or 87% of total fixed maturity securities, at both June 30, 2013 and December 31, 2012. Privately-placed fixed maturity securities represented $47.5 billion and $50.5 billion, at estimated fair value, at June 30, 2013 and December 31, 2012, respectively, or 13% of total fixed maturity securities, at both June 30, 2013 and December 31, 2012.

Equity securities AFS, which consisted principally of publicly-traded and privately-held common and non-redeemable preferred stock, including certain perpetual hybrid securities and mutual fund interests, were $3.2 billion and $2.9 billion, at estimated fair value, at June 30, 2013 and December 31, 2012, respectively, or 0.6% and 0.5%, of total cash and invested assets, at June 30, 2013 and December 31, 2012, respectively. Publicly-traded equity securities represented $2.2 billion and $1.8 billion, at estimated fair value, or 69% and 62% of total equity securities, at June 30, 2013 and December 31, 2012, respectively. Privately-held equity securities represented $1.0 billion and $1.1 billion, at estimated fair value, at June 30, 2013 and December 31, 2012, respectively, or 31% and 38%, of total equity securities, at June 30, 2013 and December 31, 2012, respectively.

Included within fixed maturity and equity securities were $1.3 billion of perpetual securities, at estimated fair value, at both June 30, 2013 and December 31, 2012. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).

Included within fixed maturity securities were $1.3 billion and $1.6 billion of redeemable preferred stock, at estimated fair value, at June 30, 2013 and December 31, 2012, respectively. These securities, which have stated maturity dates and cumulative interest deferral features, are commonly referred to as “capital securities,” and are primarily issued by U.S. financial institutions.

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

Fair Value of Fixed Maturity and Equity Securities – AFS. Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	June 30, 2013
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1:
Quoted prices in active markets for identical assets	$26,519	7.4%	$1,017	31.5%

Level 2:
Independent pricing source	271,113	76.1	708	21.9
Internal matrix pricing or discounted cash flow techniques	37,319	10.5	915	28.3

Significant other observable inputs	308,432	86.6	1,623	50.2

Level 3:
Independent pricing source	9,069	2.5	456	14.1
Internal matrix pricing or discounted cash flow techniques	10,692	3.0	117	3.6
Independent broker quotations	1,802	0.5	18	0.6

Significant unobservable inputs	21,563	6.0	591	18.3

Total estimated fair value	$356,514	100.0%	$3,231	100.0%

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2013 are as follows:

•

The majority of the Level 3 fixed maturity and equity securities AFS, or 83%, were concentrated in four sectors: U.S. and foreign corporate securities, asset-backed securities (“ABS”), and residential mortgage-backed securities (“RMBS”).

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

•

During the three months ended June 30, 2013, Level 3 fixed maturity securities decreased by $335 million, or 2%. The decrease was driven by net transfers out of Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss) (“OCI”), partially offset by purchases in excess of sales. The net transfers out of fixed maturity securities were concentrated in U.S. and foreign corporate securities and foreign government securities. The purchases in excess of sales for fixed maturity securities was concentrated in U.S. and foreign corporate, RMBS and foreign government securities, and the decrease in estimated fair value recognized in OCI was concentrated in U.S. and foreign corporate securities.

•

During the six months ended June 30, 2013, Level 3 fixed maturity securities decreased by $857 million, or 4%. The decrease was driven by net transfers out of Level 3 and a decrease in estimated fair value recognized in OCI, partially offset by purchases in excess of sales. The net transfers out of fixed maturity securities were concentrated in U.S. and foreign corporate securities and ABS. The purchases in excess of sales for fixed maturity securities was concentrated in RMBS, ABS, foreign corporate securities and foreign government securities, and the decrease in estimated fair value recognized in OCI was concentrated in foreign corporate securities and foreign government securities.

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs. Total gains and losses in earnings and OCI are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 during the same period are excluded from the rollforward. Total gains (losses) for fixed maturity securities included in OCI subsequent to their transfer into Level 3 was ($12) million and ($18) million for the three months and six months ended June 30, 2013, respectively. Total gains (losses) included in earnings for fixed maturity securities subsequent to their transfer into Level 3 was ($1) million for the three months ended June 30, 2013, and there were no gains (losses) included in earnings for the six months ended June 30, 2013.

An analysis of transfers into and/or out of Level 3 for the three months and six months ended June 30, 2013 is presented in Note 8 of the Notes to Interim Condensed Consolidated Financial Statements.

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

Fixed Maturity Securities Credit Quality — Ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2012 Annual Report for a discussion of the credit quality designations assigned by rating agencies and ratings methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities.

The NAIC has adopted revised rating methodologies for certain structured securities comprised of non-agency RMBS, commercial mortgage-backed securities (“CMBS”) and ABS. The NAIC’s objective with the revised rating methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for great regulatory input into the assumption used to estimate expected losses from structured securities. We apply the revised NAIC rating methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC rating methodologies on an annual basis. If our insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed rating is used until a final rating becomes available.

The following table presents total fixed maturity securities by Nationally Recognized Statistical Rating Organizations (“NRSRO”) designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		June 30, 2013				December 31, 2012
NAIC Rating	Rating Agency Designation	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
			(In millions)				(In millions)
1	Aaa/Aa/A	$232,246	$15,869	$248,115	69.6%	$234,371	$24,197	$258,568	69.1%
2	Baa	78,671	4,835	83,506	23.4	81,530	8,663	90,193	24.1

	Subtotalinvestment grade	310,917	20,704	331,621	93.0	315,901	32,860	348,761	93.2
3	Ba	13,690	218	13,908	3.9	13,882	552	14,434	3.8
4	B	9,248	54	9,302	2.6	9,470	137	9,607	2.6
5	Caa and lower	1,724	(110)	1,614	0.5	1,543	(164)	1,379	0.4
6	In or near default	47	22	69	—	74	11	85	—

	Subtotal below investment grade	24,709	184	24,893	7.0	24,969	536	25,505	6.8

	Total fixed maturity securities	$335,626	$20,888	$356,514	100.0%	$340,870	$33,396	$374,266	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
June 30, 2013:
U.S. corporate	$49,211	$45,786	$8,625	$4,838	$508	$40	$109,008
Foreign corporate	29,244	30,182	3,054	1,640	63	3	64,186
Foreign government	45,492	4,687	610	1,356	152	—	52,297
U.S. Treasury and agency	47,426	—	—	—	—	—	47,426
RMBS	31,484	1,222	1,545	1,328	841	21	36,441
CMBS	17,081	104	32	16	30	—	17,263
ABS	14,594	880	32	124	20	5	15,655
State and political subdivision	13,583	645	10	—	—	—	14,238

Total fixed maturity securities	$248,115	$83,506	$13,908	$9,302	$1,614	$69	$356,514

Percentage of total	69.6%	23.4%	3.9%	2.6%	0.5%	—%	100.0%

December 31, 2012:
U.S. corporate	$51,648	$48,622	$8,597	$4,831	$380	$48	$114,126
Foreign corporate	31,937	30,509	3,249	1,418	66	5	67,184
Foreign government	46,314	8,501	933	1,504	84	—	57,336
U.S. Treasury and agency	47,967	—	—	—	—	—	47,967
RMBS	32,377	894	1,582	1,809	790	27	37,479
CMBS	18,843	193	43	11	39	—	19,129
ABS	15,247	673	18	34	20	5	15,997
State and political subdivision	14,235	801	12	—	—	—	15,048

Total fixed maturity securities	$258,568	$90,193	$14,434	$9,607	$1,379	$85	$374,266

Percentage of total	69.1%	24.1%	3.8%	2.6%	0.4%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities. We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both June 30, 2013 and December 31, 2012. The tables below present information for U.S. and foreign corporate securities at:

	June 30, 2013		December 31, 2012
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$64,186	37.1%	$67,184	37.1%
U.S. corporate fixed maturity securities — by industry:
Industrial	28,060	16.2	29,324	16.2
Consumer	28,019	16.2	29,852	16.4
Finance	21,047	12.1	21,857	12.1
Utility	19,531	11.3	20,216	11.1
Communications	8,697	5.0	9,084	5.0
Other	3,654	2.1	3,793	2.1

Total	$173,194	100.0%	$181,310	100.0%

(1)	Includes both U.S. dollar and foreign denominated securities.

Structured Securities. We held $69.4 billion and $72.6 billion of structured securities, at estimated fair value, at June 30, 2013 and December 31, 2012, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS. The table below presents information about RMBS at:

	June 30, 2013			December 31, 2012
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$19,950	54.7%	$811	$20,567	54.9%	$889
Pass-through securities	16,491	45.3	335	16,912	45.1	924

Total RMBS	$36,441	100.0%	$1,146	$37,479	100.0%	$1,813

By risk profile:
Agency	$25,065	68.8%	$1,108	$26,369	70.4%	$1,944
Prime	3,408	9.4	66	4,206	11.2	101
Alt-A	5,117	14.0	(71)	4,950	13.2	(154)
Sub-prime	2,851	7.8	43	1,954	5.2	(78)

Total RMBS	$36,441	100.0%	$1,146	$37,479	100.0%	$1,813

Ratings profile:
Rated Aaa/AAA	$25,874	71.0%		$26,555	70.9%
Rated NAIC 1	$31,484	86.4%		$32,377	86.4%

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Structured Securities” included in the 2012 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities; and agency, prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS.

At June 30, 2013 and December 31, 2012, our Alt-A securities portfolio had no exposure to option adjustable rate mortgages (“ARMs”). At June 30, 2013 and December 31, 2012, our Alt-A securities portfolio was comprised primarily of fixed rate mortgages (94% at both June 30, 2013 and December 31, 2012).

Historically, we have managed our exposure to sub-prime RMBS holdings by acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. In 2012 and 2013, we increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The 2012 and 2013 sub-prime RMBS purchases are performing within our expectations and were in an unrealized gain position of $82 million and $59 million at June 30, 2013 and December 31, 2012, respectively.

CMBS. The following tables present our CMBS holdings by rating agency designation and by vintage year at:

	June 30, 2013
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$961	$970	$46	$49	$61	$62	$25	$25	$29	$29	$1,122	$1,135
2004	3,207	3,276	385	405	90	95	77	80	14	12	3,773	3,868
2005	3,242	3,439	339	367	318	345	104	113	29	37	4,032	4,301
2006	2,390	2,537	216	229	98	106	16	21	37	36	2,757	2,929
2007	936	984	110	113	150	154	184	186	75	65	1,455	1,502
2008 - 2010	—	—	—	—	55	52	1	1	7	5	63	58
2011	588	618	25	24	91	91	—	—	6	5	710	738
2012	629	680	262	253	922	870	—	—	29	31	1,842	1,834
2013	315	312	121	113	490	473	—	—	—	—	926	898

Total	$12,268	$12,816	$1,504	$1,553	$2,275	$2,248	$407	$426	$226	$220	$16,680	$17,263

Ratings Distribution		74.2%		9.0%		13.0%		2.5%		1.3%		100.0%

	December 31, 2012
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$2,957	$2,997	$113	$114	$82	$82	$37	$36	$33	$33	$3,222	$3,262
2004	3,466	3,606	380	401	97	99	52	51	21	9	4,016	4,166
2005	3,348	3,636	303	329	275	296	144	142	—	—	4,070	4,403
2006	2,283	2,484	263	284	44	44	47	50	38	36	2,675	2,898
2007	1,070	1,143	112	117	87	95	194	187	20	21	1,483	1,563
2008 - 2010	2	3	—	—	—	—	56	60	26	24	84	87
2011	598	650	12	11	108	112	—	—	7	6	725	779
2012	524	559	403	417	939	956	—	—	36	39	1,902	1,971

Total	$14,248	$15,078	$1,586	$1,673	$1,632	$1,684	$530	$526	$181	$168	$18,177	$19,129

Ratings Distribution		78.8%		8.7%		8.8%		2.8%		0.9%		100.0%

The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s Investors Service, S&P, Fitch Ratings and Realpoint, LLC. CMBS rated NAIC 1 were 98.9% and 98.5% of total CMBS at June 30, 2013 and December 31, 2012, respectively.

ABS. Our ABS are diversified both by collateral type and by issuer. The following table presents information about our ABS holdings at:

	June 30, 2013			December 31, 2012
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Foreign residential loans	$3,616	23.1%	$66	$3,811	23.8%	$88
Student loans	2,667	17.0	15	2,480	15.5	14
Collateralized debt obligations	2,585	16.5	(7)	2,453	15.3	(68)
Automobile loans	2,472	15.8	10	2,454	15.4	28
Credit card loans	2,246	14.4	56	2,640	16.5	106
Equipment loans	489	3.1	8	597	3.7	22
Other loans	1,580	10.1	5	1,562	9.8	45

Total	$15,655	100.0%	$153	$15,997	100.0%	$235

Ratings profile:
Rated Aaa/AAA	$9,969	63.7%		$10,405	65.0%
Rated NAIC 1	$14,594	93.2%		$15,247	95.3%

OTTI Losses on Fixed Maturity and Equity Securities AFS Recognized in Earnings

See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings. Impairments of fixed maturity and equity securities were $40 million and $121 million for the three months and six months ended June 30, 2013, respectively, and $93 million and $241 million for the three months and six months ended June 30, 2012, respectively. Impairments of fixed maturity securities were $39 million and $99 million for the three months and six months ended June 30, 2013, respectively, and $91 million and $224 million for the three months and six months ended June 30, 2012, respectively. Impairments of equity securities were $1 million and $22 million for the three months and six months ended June 30, 2013, respectively, and $2 million and $17 million for the three months and six months ended June 30, 2012, respectively.

Credit-related impairments of fixed maturity securities were $39 million and $81 million for the three months and six months ended June 30, 2013, respectively, and $68 million and $141 million for the three months and six months ended June 30, 2012, respectively.

Explanations of changes in fixed maturity and equity securities impairments are as follows:

Three months ended June 30, 2013 compared to the three months ended June 30, 2012 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $40 million for the three months ended June 30, 2013 as compared to $93 million in the prior period. The decreases in the current period, as compared to the prior period, were concentrated in RMBS, CMBS, and ABS, which comprised $10 million in fixed maturity impairments for the three months ended June 30, 2013, as compared to $62 million for the three months ended June 30, 2012, reflecting improved economic fundamentals.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012 — Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $121 million for the six months ended June 30, 2013 as compared to $241 million in the prior period. The most significant decreases were in U.S. and foreign corporate securities and CMBS, which comprised $52 million for the six months ended June 30, 2013, as compared to $170 million for the six months ended June 30, 2012. The decrease of $68 million in OTTI losses on U.S. and foreign corporate securities were concentrated in financial services and utility industries and were primarily attributable to prior period intent-to-sell impairments, while the $50 million decrease on CMBS reflects improving economic fundamentals.

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

FVO and Trading Securities

FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held for investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances (“PABs”) through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs (former qualifying special purpose entities). We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $16.1 billion and $16.3 billion at estimated fair value, or 3.2% and 3.1% of total cash and invested assets, at June 30, 2013 and December 31, 2012, respectively. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

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

Mortgage Loans

Our mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $55.6 billion and $57.0 billion, or 11.1% and 10.7% of total cash and invested assets, at June 30, 2013 and December 31, 2012, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents our mortgage loans by portfolio segment. The information presented herein excludes the mortgage loans held-for-investment where we elected the FVO and the effects of consolidating certain VIEs that are treated as CSEs. Such amounts are presented in the aforementioned table.

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans, 89% are collateralized by properties located in the United States, with the remaining 11% collateralized by properties located outside the United States, calculated as a percent of the total mortgage loans held-for-investment (excluding mortgage loans held-for-investment where we elected the FVO and commercial mortgage loans held by CSEs) at June 30, 2013. The three states with the largest commercial and agricultural mortgage loan investments were California, New York and Texas at 19%, 11% and 7%, at June 30, 2013, respectively. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
Pacific	$7,879	20.2%	$7,932	19.6%
South Atlantic	7,276	18.6	7,969	19.7
Middle Atlantic	6,987	17.9	6,780	16.7
International	5,364	13.7	5,567	13.8
West South Central	3,444	8.8	3,436	8.5
East North Central	2,714	6.9	3,026	7.5
New England	1,476	3.8	1,489	3.7
Mountain	874	2.2	906	2.2
East South Central	454	1.2	457	1.1
West North Central	283	0.7	288	0.7
Multi-Region and Other	2,359	6.0	2,622	6.5

Total recorded investment	39,110	100.0%	40,472	100.0%

Less: valuation allowances	242		293

Carrying value, net of valuation allowances	$38,868		$40,179

Property Type:
Office	$18,096	46.3%	$18,012	44.5%
Retail	8,746	22.4	9,445	23.3
Apartment	3,811	9.7	3,944	9.8
Hotel	3,426	8.7	3,355	8.3
Industrial	3,045	7.8	3,159	7.8
Other	1,986	5.1	2,557	6.3

Total recorded investment	39,110	100.0%	40,472	100.0%

Less: valuation allowances	242		293

Carrying value, net of valuation allowances	$38,868		$40,179

Mortgage Loan Credit Quality — Restructured, Potentially Delinquent, Delinquent or Under Foreclosure. We monitor our mortgage loan investments on an ongoing basis, including reviewing loans that are restructured, potentially delinquent, and delinquent or under foreclosure. These loan classifications are consistent with those used in industry practice.

We define restructured mortgage loans as loans in which we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession to the debtor that we would not otherwise consider. We define potentially delinquent loans as loans that, in management’s opinion, have a high probability of becoming delinquent in the near term. We define delinquent mortgage loans consistent with industry practice, when the mortgage loan is past due as follows: commercial and residential — 60 days or more and agricultural — 90 days or more. We define mortgage loans under foreclosure as loans in which foreclosure proceedings have formally commenced.

The following table presents the carrying value prior to valuation allowance (“recorded investment”) and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications:

	June 30, 2013				December 31, 2012
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(In millions)		(In millions)		(In millions)		(In millions)
Commercial:
Performing	$38,713	99.0%	$210	0.5%	$40,064	99.0%	$214	0.5%
Restructured (1)	397	1.0	32	8.1%	406	1.0	79	19.5%
Potentially delinquent	—	—	—	—%	—	—	—	—%
Delinquent or under foreclosure	—	—	—	—%	2	—	—	—%

Total	$39,110	100.0%	$242	0.6%	$40,472	100.0%	$293	0.7%

Agricultural:
Performing	$12,506	98.7%	$35	0.3%	$12,657	98.6%	$31	0.2%
Restructured (2)	53	0.4	7	13.2%	64	0.5	8	12.5%
Potentially delinquent	7	0.1	—	—%	6	—	—	—%
Delinquent or under foreclosure (2)	103	0.8	7	6.8%	116	0.9	13	11.2%

Total	$12,669	100.0%	$49	0.4%	$12,843	100.0%	$52	0.4%

Residential:
Performing	$1,702	97.7%	$9	0.5%	$929	97.0%	$—	—%
Restructured (3)	1	0.1	—	—%	—	—	—	—%
Delinquent or under foreclosure	38	2.2	2	5.3%	29	3.0	2	6.9%

Total	$1,741	100.0%	$11	0.6%	$958	100.0%	$2	0.2%

(1)	As of June 30, 2013 and December 31, 2012, there were nine restructured commercial mortgage loans for both periods, all of which were performing.

(2)

As of June 30, 2013 there were 15 restructured agricultural mortgage loans of which 11 were performing and four were delinquent. As of December 31, 2012, there were 15 restructured loans, all of which were performing.

(3)	As of June 30, 2013 there were six restructured residential mortgage loans, all of which were performing. There were no restructured residential mortgage loans at December 31, 2012.

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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 56% and 57% at June 30, 2013 and December 31, 2012, respectively, and our average debt service coverage ratio was 2.2x at both June 30, 2013 and December 31, 2012. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 46% at June 30, 2013 and December 31, 2012, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowances” included in the 2012 Annual Report for further information on our mortgage valuation allowance policy.

See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about activity in and balances of the valuation allowance and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the six months ended June 30, 2013 and 2012.

Real Estate and Real Estate Joint Ventures

We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 86% were located in the United States, with the remaining 14% located outside the United States, at June 30, 2013. The three locations with the largest real estate investments were California, Japan and Florida at 20%, 12% and 11% respectively, at June 30, 2013.

Real estate investments by type consisted of the following:

	June 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$7,426	75.1%	$8,488	85.6%
Real estate joint ventures and funds	855	8.7	941	9.5

Subtotal	8,281	83.8	9,429	95.1
Foreclosed (commercial, agricultural and residential)	465	4.7	488	4.9

Real estate held-for-investment	8,746	88.5	9,917	100.0
Real estate held-for-sale	1,140	11.5	1	—

Total real estate and real estate joint ventures	$9,886	100.0%	$9,918	100.0%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2012 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $11.1 billion and $10.7 billion at June 30, 2013 and December 31, 2012, respectively. In the second quarter of 2013, we committed to sell real estate investments in the next twelve months in connection with our investment management business with a carrying value of $1.1 billion. Accordingly, these properties were classified as held-for-sale at June 30, 2013.

There were no impairments recognized on real estate and real estate joint ventures for the three months ended June 30, 2013. There were $9 million of impairments recognized on real estate and real estate joint ventures for the six months ended June 30, 2013. There were $3 million and $7 million of impairments recognized on real estate and real estate joint ventures for the three months and six months ended June 30, 2012, respectively.

Other Limited Partnership Interests

The carrying value of other limited partnership interests was $7.2 billion and $6.7 billion at June 30, 2013 and December 31, 2012, respectively, which included $1.8 billion and $1.4 billion of hedge funds, at June 30, 2013 and December 31, 2012, respectively.

Other Invested Assets

The following table presents the carrying value of our other invested assets by type:

	June 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$10,434	58.2%	$13,777	65.2%
Tax credit partnerships	2,436	13.6	2,268	10.7
Leveraged leases, net of non-recourse debt	1,988	11.1	1,998	9.4
Funds withheld	645	3.6	641	3.0
Joint venture investments	166	0.9	180	0.9
Other	2,251	12.6	2,281	10.8

Total	$17,920	100.0%	$21,145	100.0%

Short-term Investments and Cash Equivalents

The carrying value of short-term investments, which approximates estimated fair value, was $13.0 billion and $16.9 billion, or 2.6% and 3.2% of total cash and invested assets, at June 30, 2013 and December 31, 2012, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $5.5 billion and $6.1 billion at June 30, 2013 and December 31, 2012, respectively, or 1.1% of total cash and invested assets, at both June 30, 2013 and December 31, 2012.

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

•

Information about the notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2013 and December 31, 2012.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and six months ended June 30, 2013 and 2012.

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

Derivatives categorized as Level 3 at June 30, 2013 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity options with unobservable correlation inputs. At both June 30, 2013 and December 31, 2012, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

Level 3 derivatives had a ($97) million and ($367) million gain (loss) recognized in net income (loss) for the three months and six months ended June 30, 2013. This loss primarily relates to certain purchased equity options that are valued using models dependent on an unobservable market correlation input and equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread. The unobservable equity variance spread is calculated from a comparison between broker offered variance swap volatility and observable plain vanilla equity option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations. The primary drivers of the loss during the three months ended June 30, 2013 were increases in interest rates and increases in equity index levels, which in total accounted for approximately 22% of the loss. Changes in the unobservable inputs accounted for approximately 78% of the loss. The primary drivers of the loss during the six months ended June 30, 2013 were increases in interest rates and increases in equity index levels, which in total accounted for approximately 59% of the loss. Changes in the unobservable inputs accounted for approximately 41% of the loss.

See “— Summary of Critical Accounting Estimates — Derivatives” included in the 2012 Annual Report for further information on the estimates and assumptions that affect derivatives.

Credit Risk. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.

Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the consolidated balance sheets, and does not affect our legal right of offset.

Credit Derivatives. The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2013		December 31, 2012
Credit Default Swaps	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$3,299	$(19)	$3,674	$(23)
Written (2)	9,644	82	8,879	74

Total	$12,943	$63	$12,553	$51

(1)

The notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $385 million and ($4) million, respectively, at June 30, 2013 and $380 million and ($1) million, respectively, at December 31, 2012.

(2)	The notional amount and estimated fair value for written credit default swaps in the trading portfolio were $10 million and $0, respectively, at both June 30, 2013 and December 31, 2012.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2013			2012			2013			2012
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)						(In millions)
Purchased (2), (4)	$5	$(5)	$—	$6	$13	$19	$10	$(19)	$(9)	$7	$(185)	$(178)
Written (3), (4)	6	(11)	(5)	(20)	(33)	(53)	52	(25)	27	88	(37)	51

Total	$11	$(16)	$(5)	$(14)	$(20)	$(34)	$62	$(44)	$18	$95	$(222)	$(127)

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)

The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $2 million and ($3) million, respectively, for the three months ended June 30, 2013 and $3 million and ($7) million, respectively, for the six months ended June 30, 2013. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $5 million and ($3) million, respectively, for the three months ended June 30, 2012 and $5 million and ($12) million, respectively, for the six months ended June 30, 2012.

(3)	The gross gains and gross (losses) for written credit default swaps in the trading portfolio were not significant for the three months and six months ended June 30, 2013 and 2012.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.

For the three month period, the unfavorable change in net gains (losses) on purchased credit default swaps of $19 million was due to credit spreads being mixed in the current period compared to credit spreads widening in the prior period on credit default swaps hedging certain bonds. The favorable change in net gains (losses) on written credit default swaps of $48 million was due to credit spreads being mixed in the current period compared to credit spreads widening in the prior period on certain credit default swaps used as replications.

For the six month period, the favorable change in net gains (losses) on purchased credit default swaps of $169 million was due to credit spreads being mixed in the current period compared to credit spreads narrowing in the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of $24 million was due to credit spreads narrowing less in the current period than in the prior period on certain credit default swaps used as replications.

The maximum amount at risk related to our written credit default swaps is equal to the corresponding notional amount. The increase in the notional amount of written credit default swaps is primarily a result of our decision to add to our credit replication holdings within the Company. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by insurance regulators and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we will seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, at times, can replicate the desired bond exposures and meet our asset-liability management needs. In addition, given the shorter tenor of the credit default swaps (generally 5-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.

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

Collateral for Securities Lending, Repurchase Program and Derivatives

We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets. We had no such collateral as of June 30, 2013. The amount of this collateral was $104 million at estimated fair value at December 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for further information on discussion of our securities lending program and the classification of revenues and expenses and the nature of the secured financing arrangement and associated liability.

We also participate in a third-party custodian administered repurchase program for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with the third-party custodian. The estimated fair value of securities loaned in connection with these transactions was $934 million and $729 million at June 30, 2013 and December 31, 2012, respectively. Non-cash collateral on deposit with the third-party custodian on our behalf was $1.0 billion and $785 million at June 30, 2013 and December 31, 2012, respectively, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets.

We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $3.2 billion and $3.7 billion at June 30, 2013 and December 31, 2012, respectively. See “— Liquidity and Capital

Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and “Derivatives” in Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

Guarantees

See “Guarantees” in Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.

Other

Additionally, we have the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: commitments to fund partnership investments; mortgage loan commitments; and commitments to fund bank credit facilities, bridge loans and private corporate bond investments.

See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities Available-for-Sale,” and “Mortgage Loans” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements and “ — Investments — Real Estate and Real Estate Joint Ventures” and “ — Investments — Other Limited Partnership Interests” for information on our investments in fixed maturity securities, mortgage loans and partnership investments.

Other than the commitments disclosed in Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments.

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

Retail

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

Group, Voluntary & Worksite Benefits

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

Corporate Benefit Funding

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

Latin America

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

Asia

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

EMEA

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

Corporate & Other

Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain run-off LTC and workers’ compensation business written by MICC. Additionally, future policy benefits includes liabilities for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as insurance.

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

Retail

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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	June 30, 2013
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other:
Greater than 0% but less than 2%	$83	$83
Equal to 2% but less than 4%	$11,117	$4,727
Equal to or greater than 4%	$10,830	$6,514
Annuities:
Greater than 0% but less than 2%	$3,434	$2,108
Equal to 2% but less than 4%	$33,844	$26,233
Equal to or greater than 4%	$2,766	$2,690

(1)	The table above is not adjusted for policy loans.

As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At June 30, 2013, excess interest reserves were $139 million and $379 million for Life & Other and Annuities, respectively.

Group, Voluntary & Worksite Benefits

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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	June 30, 2013
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$5,150	$5,150
Equal to 2% but less than 4%	$2,320	$2,305
Equal to or greater than 4%	$607	$582

(1)	The table above is not adjusted for policy loans.

Corporate Benefit Funding

PABs in this segment are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) London Inter-Bank Offered Rate (“LIBOR”). We are exposed to interest rate risks, as well as foreign currency exchange rate risk when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. We also mitigate risks by implementing an ALM policy and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.

Latin America

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

Asia

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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	June 30, 2013
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities:
Greater than 0% but less than 2%	$29,213	$1,057
Equal to 2% but less than 4%	$1,040	$473
Equal to or greater than 4%	$2	$2
Life & Other:
Greater than 0% but less than 2%	$5,462	$4,390
Equal to 2% but less than 4%	$16,062	$4,825
Equal to or greater than 4%	$259	$—

(1)

The table above excludes negative VOBA liabilities of $2.1 billion at June 30, 2013, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities in the ALICO acquisition. These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

(2)	The table above is not adjusted for policy loans.

EMEA

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

Corporate & Other

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

The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In millions)
Americas:
GMDB	$396	$343	$—	$—
GMIB	1,481	1,432	(878)	200
GMAB	—	—	10	23
GMWB	35	30	30	428
Asia:
GMDB	34	54	—	—
GMAB	—	—	7	11
GMWB	177	183	119	190
EMEA:
GMDB	7	6	—	—
GMAB	—	—	15	28
GMWB	19	20	(39)	43
Corporate & Other:
GMDB	10	39	—	—
GMAB	—	—	187	387
GMWB	93	95	1,483	2,195

Total	$2,252	$2,202	$934	$3,505

The carrying amounts for guarantees included in PABs above include nonperformance risk adjustments of $562 million and $1.2 billion at June 30, 2013 and December 31, 2012, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.

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

GMDBs

We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at June 30, 2013:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$98,107	$16,176
Annual step-up	29,579	—
Roll-up and step-up combination	36,772	—

Total	$164,458	$16,176

(1)	Total contract account value above excludes $2.5 billion for contracts with no GMDBs and approximately $11.0 billion of total contract account value in the EMEA and Asia regions.

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

Living Benefit Guarantees

The table below presents our living benefit guarantees based on total contract account values at June 30, 2013:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
GMIB	$91,531	$—
GMWB - non-life contingent	7,097	3,827
GMWB - life-contingent	17,585	10,133
GMAB	404	2,216

	$116,617	$16,176

(1)	Total contract account value above excludes $50.4 billion for contracts with no living benefit guarantees and approximately $7.8 billion of total contract account value in the EMEA and Asia regions.

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

The table below presents our GMIBs, by their guaranteed payout basis, at June 30, 2013:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$34,934
7-year setback, 1.5% interest rate	5,677
10-year setback, 1.5% interest rate	19,113
10-year mortality projection, 10-year setback, 1.0% interest rate	27,630
10-year mortality projection, 10-year setback, 0.5% interest rate	4,177

$91,531

The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.

Additionally, 29% of the $91.5 billion of GMIB total contract account value has been invested in managed volatility funds as of June 30, 2013. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIBs are required to invest in these funds.

Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of June 30, 2013, only 4.4% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of 6.2 years.

Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at June 30, 2013:

	In-the- Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30% +	$2,635	2.9%
	20% to 30%	2,947	3.2%
	10% to 20%	5,517	6.0%
	0% to 10%	8,261	9.0%

		19,360

Out-of-the-money	-10% to 0%	12,948	14.2%
	-20% to -10%	8,586	9.4%
	-20% +	50,637	55.3%

		72,171

Total GMIBs		$91,531

Derivatives Hedging Variable Annuity Guarantees

In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various over the counter and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

		June 30, 2013			December 31, 2012
Primary Underlying Risk Exposure	Instrument Type	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$25,483	$1,255	$567	$24,041	$1,973	$614
	Interest rate futures	6,808	11	13	8,913	1	25
	Interest rate options	11,440	163	174	11,440	303	58
Foreign currency exchange rate	Foreign currency forwards	2,269	27	44	2,281	1	177
	Foreign currency futures	245	-	2	518	4	-
Equity market	Equity futures	5,968	11	54	6,993	14	132
	Equity options	28,481	2,028	610	21,759	2,824	356
	Variance swaps	21,888	114	442	19,830	122	310
	Total rate of return swaps	3,736	82	44	3,092	5	103

	Total	$106,318	$3,691	$1,950	$98,867	$5,247	$1,775

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

Liquidity and Capital Resources

Overview

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global markets and economy continue to experience volatility that may affect our financing costs and market interest for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends” and “— Investments — Current Environment.”

Liquidity Management

Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios.

Short-term Liquidity. We maintain a substantial short-term liquidity position, which was $15.9 billion and $24.1 billion at June 30, 2013 and December 31, 2012, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding: (i) amounts related to cash collateral received under our securities lending program, and (ii) amounts related to cash collateral received from counterparties in connection with derivatives. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of changing needs and opportunities.

Liquid Assets. An integral part of our liquidity management includes managing our level of liquid assets, which was $267.8 billion and $292.2 billion at June 30, 2013 and December 31, 2012, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of funding agreements, derivatives and short sale agreements.

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

See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” included in the 2012 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding restrictions on payment of dividends and stock repurchases.

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

Summary of Primary Sources and Uses of Liquidity and Capital

Our primary sources and uses of liquidity and capital are summarized as follows:

	Six Months Ended June 30,
	2013	2012
	(In millions)
Sources:
Net cash provided by operating activities	$7,314	$12,102
Net cash provided by changes in policyholder account balances	—	4,335
Net cash provided by changes in payables for collateral under securities loaned and other transactions	—	6,586
Net cash provided by changes in bank deposits	8	—
Net change in liability for securitized reverse residential mortgage loans	—	1,116
Net cash provided by other, net	—	32

Total sources	7,322	24,171

Uses:
Net cash used in investing activities	7,853	12,777
Net cash used for changes in policyholder account balances	4,345	—
Net cash used for changes in payables for collateral under securities loaned and other transactions	440	—
Net cash used for changes in bank deposits	—	3,717
Net cash used for short-term debt repayments	—	585
Long-term debt repaid	356	1,022
Collateral financing arrangements repaid	—	349
Cash paid in connection with collateral financing arrangements	—	44
Dividends on preferred stock	61	61
Dividends on common stock	505	—
Net cash used in other, net	91	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	225	42

Total uses	13,876	18,597

Net increase (decrease) in cash and cash equivalents	$(6,554)	$5,574

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

Common Stock. During the six months ended June 30, 2013 and 2012, MetLife, Inc. issued 4,914,813 and 4,229,541 new shares of its common stock for $155 million and $135 million, respectively, to satisfy various stock option exercises and other stock-based awards.

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

Federal Home Loan Bank Funding Agreements, Reported in PABs. Certain of our domestic insurance subsidiaries are members of a regional FHLB. During the six months ended June 30, 2013 and 2012, we issued $8.0 billion and $13.2 billion, respectively, and repaid $8.4 billion and $10.3 billion, respectively, under funding agreements with certain FHLB regional banks. At June 30, 2013 and December 31, 2012, total obligations outstanding under these funding agreements were $15.0 billion and $15.4 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Special Purpose Entity Funding Agreements, Reported in PABs. We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the six months ended June 30, 2013 and 2012, we issued

$18.6 billion and $20.6 billion, respectively, and repaid $17.8 billion and $17.3 billion, respectively, under such funding agreements. At June 30, 2013 and December 31, 2012, total obligations outstanding under these funding agreements were $30.6 billion and $30.0 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in PABs. We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. There were no issuances or repayments under such funding agreements during the six months ended June 30, 2013 and 2012. At both June 30, 2013 and December 31, 2012, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts. In September 2013, MetLife, Inc. plans to remarket $1.0 billion of senior debt securities underlying common equity units issued in November 2010 in connection with the acquisition of ALICO. MetLife, Inc. will not receive any proceeds from the remarketing. Common equity unit holders will use the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts will provide proceeds to MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.’s common stock. MetLife, Inc. will deliver between 22.6 million and 28.3 million shares of its newly issued common stock to settle the stock purchase contracts. See Notes 12 and 15 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for additional information.

Credit and Committed Facilities. We maintain unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at June 30, 2013. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2013, we had outstanding $2.2 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.8 billion at June 30, 2013.

The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At June 30, 2013, $6.5 billion in letters of credit and $2.8 billion in aggregate drawdowns were outstanding against these facilities. Remaining unused commitments were $3.1 billion at June 30, 2013.

See Note 12 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for further information about these facilities.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.

Outstanding Debt Under Global Funding Sources. The following table summarizes our outstanding debt at:

	June 30, 2013	December 31, 2012
	(In millions)
Short-term debt	$100	$100
Long-term debt (1)	$16,451	$16,535
Collateral financing arrangements	$4,196	$4,196
Junior subordinated debt securities	$3,193	$3,192

(1)

Excludes $2.1 billion and $2.5 billion at June 30, 2013 and December 31, 2012, respectively, of long-term debt relating to CSEs (see Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements).

Dispositions. Cash proceeds from dispositions during the six months ended June 30, 2013 and 2012 were $373 million and $0, respectively. During the six months ended June 30, 2013, the sale of MetLife Bank’s depository business resulted in cash outflows of $6.4 billion as a result of the buyer’s assumption of the bank deposits liability in exchange for our cash payment. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding the 2013 proceeds and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the sale of MetLife Bank’s depository business.

Liquidity and Capital Uses

In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:

Common Stock Dividends. In January 2013, MetLife, Inc., which previously paid common stock dividends annually, transitioned to paying common stock dividends quarterly. Accordingly, MetLife, Inc. did not pay common stock dividends during the six months ended June 30, 2012. The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for common stock dividends paid during the six months ended June 30, 2013:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)
April 23, 2013	May 9, 2013	June 13, 2013	$0.275	$302
January 4, 2013	February 6, 2013	March 13, 2013	$0.185	203

				$505

The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s other insurance subsidiaries and other factors deemed relevant by the Board. On June 25, 2013, MetLife, Inc. declared a third quarter 2013 common stock dividend of $0.275 per share payable on September 13, 2013 to shareholders of record as of August 9, 2013. MetLife, Inc. estimates the aggregate dividend payment to be $303 million, which was included in other liabilities at June 30, 2013.

Preferred Stock Dividends. Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for preferred stock was as follows for the six months ended June 30, 2013 and 2012:

			Dividend
Declaration Date	Record Date	Payment Date	Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
May 15, 2013	May 31, 2013	June 17, 2013	$0.256	$7	$0.406	$24
March 5, 2013	February 28, 2013	March 15, 2013	$0.250	6	$0.406	24

				$13		$48

May 15, 2012	May 31, 2012	June 15, 2012	$0.256	$7	$0.406	$24
March 5, 2012	February 29, 2012	March 15, 2012	$0.253	6	$0.406	24

				$13		$48

Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B.

Dividend Restrictions. The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve Board, if, in the future, MetLife, Inc. is designated as a non-bank SIFI. See “— Industry Trends — Regulatory Developments — Potential Regulation as a Non-Bank SIFI.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” in the 2012 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Debt and Facility Covenants. Certain of our debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at June 30, 2013.

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

See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements.”

Insurance Liabilities. Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2013 and 2012, general account surrenders and withdrawals from annuity products were $2.0 billion and $2.3 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $2.4 billion at June 30, 2013 of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $135 million were subject to a notice period of 90 days. The remaining liabilities are subject to a notice period of five months or greater.

Pledged Collateral. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2013 and December 31, 2012, we were obligated to return cash collateral under our control of $3.2 billion and $6.0 billion, respectively. At June 30, 2013 and December 31, 2012, we had pledged cash collateral of $2 million and $1 million, respectively for over-the-counter bilateral derivative contracts between two counterparties (“OTC-bilateral”) in a net liability position. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would require $19 million of additional collateral be provided to our counterparties as of June 30, 2013. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions. In addition, we have pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending. We participate in a securities lending program whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $30.1 billion and $27.7 billion at June 30, 2013 and December 31, 2012, respectively. Of these amounts, $7.0 billion and $5.0 billion at June 30, 2013 and December 31, 2012, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2013 was $6.8 billion, of which $6.6 billion were U.S. Treasury and agency securities which, if put to us, can be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

Litigation. Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the consolidated financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor, taxpayer and formerly a mortgage lending bank. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Acquisitions. During each of the six months ended June 30, 2013 and 2012, there were no cash outflows for acquisitions. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a pending acquisition.

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

Liquid Assets. At June 30, 2013 and December 31, 2012, MetLife, Inc. and other MetLife holding companies had $6.5 billion and $5.7 billion, respectively, in liquid assets. Of these amounts, $5.9 billion and $5.0 billion were held by MetLife, Inc. and $0.6 billion and $0.7 billion were held by other MetLife holding companies, at June 30, 2013 and December 31, 2012, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received under our securities lending program, and (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) securities held in trust in support of collateral financing arrangements and pledged in support of derivatives.

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

Liquidity

For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”

Capital

Potential Restrictions and Limitations on Non-Bank SIFIs. MetLife Bank has terminated its Federal Deposit Insurance Corporation insurance and MetLife, Inc. de-registered as a bank holding company. As a result, MetLife, Inc. is no longer subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank SIFI, it could once again be subject to regulation by the Federal Reserve Board and enhanced supervision and prudential standards. In addition, if MetLife, Inc. is designated as a non-bank SIFI or a G-SII, its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — Potential Regulation as a Non-Bank SIFI” and “— Industry Trends — Regulatory Developments — Regulatory Developments Relating to G-SIIs.”

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

  The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2013
		Permitted w/o
Company	Paid	Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$714	$1,428
American Life Insurance Company	$—	$523
MetLife Insurance Company of Connecticut	$624	$1,330
Metropolitan Property and Casualty Insurance Company	$—	$74
Metropolitan Tower Life Insurance Company	$—	$77
MetLife Investors Insurance Company	$—	$129
Delaware American Life Insurance Company	$—	$7

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

In the second quarter of 2013, MetLife, Inc. announced its plans to merge three of its U.S.-based life insurance companies, MICC, MLI-USA and MLIIC, and Exeter, a Cayman Islands reinsurance company and subsidiary of MetLife, Inc., in 2014. As a result, aggregate amount of dividends permitted to be paid without insurance regulatory approval may be impacted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” included in the 2012 Annual Report.

We actively manage target and excess capital levels and dividend flows on a proactive basis and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. We cannot provide assurance that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” included in the 2012 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Short-term Debt. MetLife, Inc. maintains a commercial paper program, proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both June 30, 2013 and December 31, 2012.

Credit and Committed Facilities. At June 30, 2013, MetLife, Inc., along with MetLife Funding, maintained $4.0 billion in unsecured credit facilities, the proceeds of which are available for general corporate purposes, to support our commercial paper programs and for the issuance of letters of credit. At June 30, 2013, MetLife, Inc. had outstanding $2.2 billion in letters of credit and no drawdowns against these facilities. Remaining unused commitments were $1.8 billion at June 30, 2013.

MetLife, Inc. maintains committed facilities with a capacity of $300 million. At June 30, 2013, MetLife, Inc. had outstanding $300 million in letters of credit and no drawdowns against these facilities. There were no remaining unused commitments at June 30, 2013. In addition, MetLife, Inc. is a party to committed facilities of certain of its subsidiaries, which aggregated $12.1 billion at June 30, 2013. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.

See Note 12 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for further discussion of these facilities.

Long-term Debt Outstanding. The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2013	December 31, 2012
	(In millions)
Long-term debt — unaffiliated	$15,589	$15,669
Long-term debt — affiliated	$3,250	$3,250
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

Dispositions. During each of the six months ended June 30, 2013 and 2012, there were no cash proceeds from dispositions.

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

  Affiliated Capital Transactions. During the six months ended June 30, 2013 and 2012, MetLife, Inc. invested an aggregate of $529 million and $826 million, respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $750 million at both June 30, 2013 and December 31, 2012.

In April 2013, MetLife Bank’s Board of Directors, with prior approval of the OCC, approved the reduction of its permanent capital by $550 million through a purchase of its $300 million of outstanding preferred stock held by MetLife, Inc. and a return of capital of $250 million to MetLife, Inc. In May 2013, MetLife, Inc. received $550 million in cash to settle these transactions.

  Debt and Facility Covenants. Certain of MetLife, Inc.’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at June 30, 2013.

  Support Agreements. MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.

In July 2012, in connection with an operating agreement with the OCC governing MetLife Bank’s operations during its wind-down process, MetLife Bank and MetLife, Inc. entered into a capital support agreement with the OCC and MetLife, Inc. and MetLife Bank entered into an indemnification and capital maintenance agreement under which agreements MetLife, Inc. will provide financial and other support to

MetLife Bank to ensure that MetLife Bank can wind down its operations in a safe and sound manner. Pursuant to the agreements, MetLife, Inc. is required to ensure that MetLife Bank meets or exceeds certain minimum capital and liquidity requirements and make indemnification payments to MetLife Bank in connection with MetLife Bank’s obligation under the April 2011 consent decree between MetLife Bank and the OCC. During the six months ended June 30, 2013, MetLife, Inc. invested $20 million in cash in MetLife Bank in connection with these agreements. In January 2013, MetLife, Inc. entered into an 18-month agreement with MetLife Bank to lend up to $500 million to MetLife Bank on a revolving basis. In January 2013, MetLife Bank both drew down and repaid $400 million under the agreement, which bore interest at a rate of three-month LIBOR plus 1.75%. In February 2013, the agreement was amended to reduce borrowing capacity to $100 million. There were no loans outstanding at June 30, 2013.

  Acquisitions. During each of the six months ended June 30, 2013 and 2012, there were no cash outflows for acquisitions. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a pending acquisition. In connection with this pending acquisition, in July 2013, $2.1 billion was transferred within the Company to indirect wholly-owned subsidiaries, of which MetLife, Inc. provided $1.7 billion in cash through intercompany loans and a capital contribution.

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

•

Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iv) excludes certain amounts related to contractholder-directed unit-linked investments, and (v) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

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

Global Risk Management

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

Asset/Liability Management

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

Interest Rates

Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, PABs related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

Foreign Currency Exchange Rates

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

Equity Market

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

Interest Rate Risk Management

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

Foreign Currency Exchange Rate Risk Management

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

Equity Market Risk Management

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

Hedging Activities

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

Risk Measurement: Sensitivity Analysis

We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, we used market rates at June 30, 2013. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at June 30, 2013:

June 30, 2013
(In millions)
Non-trading:
Interest rate risk	$6,624
Foreign currency exchange rate risk	$5,640
Equity market risk	$153
Trading:
Interest rate risk	$8
Foreign currency exchange rate risk	$12

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments at June 30, 2013 by type of asset or liability:

	June 30, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$356,514	$(6,181)
Equity securities		$3,231	—
Fair value option and trading securities		$960	(8)
Mortgage loans:
Held-for-investment		$55,875	(275)
Held-for-sale		—	—

Mortgage loans, net		$55,875	(275)
Policy loans		$13,608	(143)
Short-term investments		$12,990	(2)
Other invested assets		$1,142	—
Cash and cash equivalents		$9,184	—
Accrued investment income		$4,357	—
Premiums, reinsurance and other receivables		$2,947	(211)
Other assets		$289	(7)
Net embedded derivatives within asset host contracts (2)		$339	(23)

Total Assets			$(6,850)

Liabilities: (3)
Policyholder account balances		$142,961	$633
Payables for collateral under securities loaned and other transactions		$33,247	—
Short-term debt		$100	—
Long-term debt		$18,021	255
Collateral financing arrangements		$3,937	—
Junior subordinated debt securities		$3,874	120
Other liabilities:
Trading liabilities		$236	4
Other		$5,784	118
Net embedded derivatives within liability host contracts (2)		$1,025	525

Total Liabilities			$1,655

Commitments:
Mortgage loan commitments	$3,864	$(34)	$45
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,041	$(21)	—

Total Commitments			$45

Derivative Instruments:
Interest rate swaps	$112,846	$3,558	$(1,195)
Interest rate floors	$63,064	$131	(18)
Interest rate caps	$34,960	$193	49
Interest rate futures	$6,836	$(2)	(18)
Interest rate options	$34,585	$171	(155)
Interest rate forwards	$1,035	$79	(25)
Synthetic GICs	$4,309	$—	—
Foreign currency swaps	$23,341	$(189)	(15)
Foreign currency forwards	$15,355	$62	1
Currency futures	$1,238	$(2)	—
Currency options	$6,164	$326	(4)
Credit default swaps	$12,943	$63	—
Credit forwards	$60	$(3)	—
Equity futures	$5,982	$(43)	—
Equity options	$30,381	$1,434	(105)
Variance swaps	$21,888	$(327)	3
Total rate of return swaps	$3,736	$38	—

Total Derivative Instruments			$(1,482)

Net Change			$(6,632)

(1)

Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans and long-term debt exclude $2.3 billion and $2.1 billion, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)

Excludes $200.0 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk increased by $631 million, or 11%, to $6.6 billion at June 30, 2013 from $6.0 billion at December 31, 2012. This change is primarily due to an increase in interest rates across the swap and U.S. Treasury curves of $738 million, a change in the asset base of $92 million and an increase in duration of $53 million. This was offset by premiums, reinsurance and other receivables of $143 million and the use of derivatives employed by the Company of $104 million.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at June 30, 2013 by type of asset or liability:

	June 30, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$356,514	$(8,022)
Equity securities		$3,231	(98)
Fair value option and trading securities		$960	(12)
Mortgage loans:
Held-for-investment		$55,875	(513)
Held-for-sale		—	—

Mortgage loans, net		$55,875	(513)
Policy loans		$13,608	(169)
Short-term investments		$12,990	(282)
Other invested assets		$1,142	(100)
Cash and cash equivalents		$9,184	(332)
Accrued investment income		$4,357	(44)
Premiums, reinsurance and other receivables		$2,947	(13)
Other assets		$289	(6)
Net embedded derivatives within asset host contracts (2)		$339	(11)

Total Assets			$(9,602)

Liabilities: (3)
Policyholder account balances		$142,961	$2,751
Payable for collateral under securities loaned and other transactions		$33,247	109
Long-term debt		$18,021	126
Other liabilities		$5,784	45
Net embedded derivatives within liability host contracts (2)		$1,025	177

Total Liabilities			$3,208

Derivative Instruments:
Interest rate swaps	$112,846	$3,558	$(29)
Interest rate floors	$63,064	$131	—
Interest rate caps	$34,960	$193	—
Interest rate futures	$6,836	$(2)	1
Interest rate options	$34,585	$171	(5)
Interest rate forwards	$1,035	$79	—
Synthetic GICs	$4,309	$—	—
Foreign currency swaps	$23,341	$(189)	562
Foreign currency forwards	$15,355	$62	79
Currency futures	$1,238	$(2)	(108)
Currency options	$6,164	$326	298
Credit default swaps	$12,943	$63	—
Credit forwards	$60	$(3)	—
Equity futures	$5,982	$(43)	1
Equity options	$30,381	$1,434	(58)
Variance swaps	$21,888	$(327)	1
Total rate of return swaps	$3,736	$38	—

Total Derivative Instruments			$742

Net Change			$(5,652)

(1)

Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans and long-term debt exclude $2.3 billion and $2.1 billion, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)

Excludes $200.0 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the foreign currency exchange rates.

Foreign currency exchange rate risk decreased by $920 million, or 14%, to $5.7 billion at June 30, 2013 from $6.6 billion at December 31, 2012. This change is due to a net decrease in exchange rate risk relating to fixed maturity securities, equity securities, cash and cash equivalents, other liabilities, net embedded derivatives within liability host contracts and the use of derivatives employed by the Company. Our net exposures decreased primarily due to the strengthening of the U.S. dollar against the Japanese yen and the Australian dollar.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at June 30, 2013 by type of asset or liability:

	June 30, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets:
Equity securities		$3,231	$323
Net embedded derivatives within asset host contracts (2)		$339	(20)

Total Assets			$303

Liabilities:
Policyholder account balances		$142,961	$—
Net embedded derivatives within liability host contracts (2)		$1,025	731

Total Liabilities			$731

Derivative Instruments:
Interest rate swaps	$112,846	$3,558	$—
Interest rate floors	$63,064	$131	—
Interest rate caps	$34,960	$193	—
Interest rate futures	$6,836	$(2)	—
Interest rate options	$34,585	$171	—
Interest rate forwards	$1,035	$79	—
Synthetic GICs	$4,309	$—	—
Foreign currency swaps	$23,341	$(189)	—
Foreign currency forwards	$15,355	$62	—
Currency futures	$1,238	$(2)	—
Currency options	$6,164	$326	—
Credit default swaps	$12,943	$63	—
Credit forwards	$60	$(3)	—
Equity futures	$5,982	$(43)	(439)
Equity options	$30,381	$1,434	(394)
Variance swaps	$21,888	$(327)	11
Total rate of return swaps	$3,736	$38	(365)

Total Derivative Instruments			$(1,187)

Net Change			$(153)

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

Equity price risk decreased by $166 million to $153 million at June 30, 2013 from $319 million at December 31, 2012. This decrease is primarily due to the use of derivatives employed by the Company.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC; and (iii) Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Asbestos-Related Claims

Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2012 Annual Report, MLIC received approximately 5,303 asbestos-related claims in 2012. During the six months ended June 30, 2013 and 2012, MLIC received approximately 3,129 and 2,491 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2013.

Regulatory Matters

MetLife Bank Mortgage Regulatory and Law Enforcement Authorities’ Inquiries

Since 2008, MetLife, through its affiliate, MetLife Bank, National Association (“MetLife Bank”), has been engaged in the origination, sale and servicing of forward and reverse residential mortgage loans. In 2012, MetLife Bank exited the business of originating residential mortgage loans and sold its residential mortgage servicing portfolios. It is in the process of winding down its mortgage servicing business. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding MetLife Bank’s exit from substantially all of its businesses (the “MetLife Bank Divestiture”).

On April 13, 2011, the Office of the Comptroller of the Currency (the “OCC”) entered into a consent order with MetLife Bank (the “OCC consent order”). The OCC consent order required an independent review of foreclosure practices and set forth new residential mortgage servicing standards. In February 2013, MetLife Bank entered into an agreement with the OCC to amend the OCC consent order, and paid approximately $46 million to settle its obligations and end the foreclosure review. In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) entered into a consent order with MetLife, Inc. in 2011 (the “Federal Reserve Board consent order”), to enhance its supervision of the mortgage servicing activities of MetLife Bank. On August 6, 2012, the Federal Reserve Board issued an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent against MetLife, Inc. that imposes a penalty of up to $3.2 million for the alleged deficiencies in oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the Federal Reserve Board consent order.

In May 2013, MetLife Bank received a subpoena from the U.S. Department of Justice requiring production of documents relating to MetLife Bank’s payment of certain foreclosure-related expenses to law firms and business entities affiliated with law firms and relating to MetLife Bank’s supervision of such payments, including expenses submitted to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corp. and the U.S. Department of Housing and Urban Development (“HUD”) for reimbursement. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MetLife Bank relating to foreclosure practices.

MetLife Bank has also responded to a subpoena issued by the New York State Department of Financial Services (“Department of Financial Services”) regarding hazard insurance and flood insurance that MetLife Bank obtained to protect the lienholder’s interest when the borrower’s insurance has lapsed.

In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for HUD regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. MetLife Bank has met with the U.S. Department of Justice to discuss the allegations and possible resolution of the FHA False Claims Act investigation. The Company has included what it currently believes to be the probable and estimable amount of such loss in the Company’s consolidated financial statements and is continuing to investigate matters raised during that meeting.

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

New York Licensing Inquiry

The Company is responding to requests for information from the Department of Financial Services and the Manhattan District Attorney’s Office regarding their inquiry into whether from January 2007 to the present American Life Insurance Company and Delaware American Life Insurance Company conducted insurance business in New York without a license and whether representatives acting on behalf of these companies solicited, sold or negotiated insurance products in New York without a license. Additionally, the New York State Office of the Attorney General Taxpayer Protection Bureau is inquiring concerning American Life Insurance Company’s New York State premium and franchise tax filings. The Company is cooperating with these inquiries.

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)

Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a second amended complaint alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007)

This lawsuit was filed by a putative class of market rate tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company (“MTL”). These tenants claimed that MTL, as former owner, and the current owner improperly deregulated apartments while receiving J-51 tax abatements. The lawsuit sought declaratory relief and damages for rent overcharges. On November 26, 2012, the court preliminarily approved a proposed settlement, to include payment by MTL of $10.5 million. After notice to class members and a fairness hearing, on April 10, 2013, the Court issued an order approving the settlement and a judgment dismissing the case. The Company previously accrued the full amount of the settlement payment.

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

Item 1A.    Risk Factors

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2012 Annual Report, as supplemented and amended by the information under “Risk Factors” in Part II, Item 1A of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which is incorporated herein by reference.

Economic Environment and Capital Markets-Related Risks

We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period

We are exposed to significant financial and capital markets risks, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, global economic performance in general, the performance of specific obligors, including governments, included in our investment portfolio and other factors outside our control.

Interest Rate Risk

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

In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities and commercial or agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative.

Our expectation for future spreads is an important component in the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”). Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability.

As a global insurance company, we are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low, and, more recently, through its asset purchase programs, and may take further action to influence rates in the future. Such actions may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. Central banks in other parts of the world have also taken action to lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” For a discussion of the impact of the low interest environment on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”

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

Credit Spreads

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

Equity Risk

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

Real Estate Risk

Our primary exposure to real estate risk relates to commercial, agricultural and residential real estate. Our exposure to these risks stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and interest rate fluctuations. In addition, our real estate joint venture development program is subject to risks, including reduced property sales and decreased availability of financing, which could adversely impact these investments. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification, and asset allocation, general economic conditions and the recovery rate in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Obligor-Related Risks

Our investment portfolio contains investments in government bonds issued by certain European Union member states, including Portugal, Ireland, Italy, Greece, Spain and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Recently, the European Union member states have experienced above average public debt, inflation and unemployment as the global economic downturn has developed. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany, and financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Concerns regarding these difficulties could disrupt the functioning of the financial markets.

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

Foreign Currency Exchange Rate Risks

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

Summary

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

Regulatory and Legal Risks

Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation” and “Business — International Regulation” included in the 2012 Annual Report, as supplemented by discussions of regulatory developments in our subsequently filed quarterly reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”

Insurance Regulation — U.S.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and the Department of Financial Services have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities, and the Department of Financial Services on June 11, 2013 issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office (the “FIO”), Office of Financial Research (the “OFR”), the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products, or to hedge the associated risks efficiently and/or our risk based capital ratios and ability to deploy excess capital, could be adversely affected or, we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations” and Note 11 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

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

U.S. Federal Regulation Affecting Insurance. Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) establishes the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards.

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

Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and to cover the expenses of the OFR, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.

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

General

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

Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers

Changes in domestic or foreign tax laws or interpretations of such laws could increase our corporate taxes and reduce our earnings. Additionally, global budget deficits make it likely that governments’ need for additional revenue will result in future tax proposals that will increase our effective tax rate. However, it remains difficult to predict the timing and effect that future tax law changes could have on the Company’s earnings both in the U.S. and in foreign jurisdictions.

Additionally, U.S. tax laws currently afford certain benefits to life insurance and annuity products. The Obama Administration and some members of Congress have proposed certain changes to rules applicable to certain of these products and to individual income tax rates in general. Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets.

Investments-Related Risks

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Specified Assets and in Connection with Over-the-Counter (“OTC”) Derivatives Cleared and Settled Through Central Clearing Counterparties (“OTC-cleared”), May Adversely Affect Our Liquidity and Expose Us to Counterparty and Central Clearinghouse Credit Risk

Some of our derivatives and financing transactions require us to pledge collateral related to any decline in the estimated fair value of the specified assets under certain circumstances. Similarly, the terms of some of our derivatives and financing transactions require us to make payments to our counterparties related to any decline in the estimated fair value of certain specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances and will likely increase under Dodd-Frank, which could adversely affect our liquidity. Dodd-Frank also restricts or eliminates certain types of previously eligible collateral, which could also adversely affect our liquidity. See “Business — U.S. Regulation — Holding Company Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.

The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by European Union member governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our business and results of operations.

Risks Related to Our Business

If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations

We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us could have a material adverse effect on our financial condition and results of operations, including our liquidity.

In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bi-lateral basis for uncleared OTC derivatives and with clearing broker and central clearinghouses for OTC-cleared derivatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.” If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity” included in the 2012 Annual Report.

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

We use hedging and risk management strategies to mitigate the liability exposure and the volatility of net income associated with these liabilities. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers, derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”

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

General Risks

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (the “FASB”). The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report and Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein. An assessment of proposed standards, including standards on insurance contracts and accounting for financial instruments, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our financial condition and results of operations, including on our net income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2013 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2013	—	$—	—	$1,260,735,127
May 1 — May 31, 2013	686	$43.04	—	$1,260,735,127
June 1 — June 30, 2013	2,546	$45.04	—	$1,260,735,127

(1)

During the periods May 1 through May 31, 2013 and June 1 through June 30, 2013, separate account and other affiliates of MetLife, Inc. purchased 686 shares and 2,546 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)

At June 30, 2013, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at June 30, 2013. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” in the 2012 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Item 5. Other Information

Credit Risk on Freestanding Derivatives

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

The following table presents the retrospective application of such new guidance by providing estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral at:

	December 31, 2011
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$16,338	$4,065
Exchange-traded	54	30

Total gross estimated fair value of derivatives (1)	16,392	4,095
Amounts offset in the consolidated balance sheets	—	—

Estimated fair value of derivatives presented in the consolidated balance sheets (1)	16,392	4,095
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,433)	(3,433)
Exchange-traded	(17)	(17)
Cash collateral: (3)
OTC-bilateral	(9,493)	(8)
Exchange-traded	—	(13)
Securities collateral: (4)
OTC-bilateral	(2,520)	(416)
Exchange-traded	—	—

Net amount after application of master netting agreements and collateral	$929	$208

(1)

At December 31, 2011, derivative assets and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $192 million and $84 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)

Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2011, the Company received and provided excess cash collateral of $0 and $667 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)

Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at December 31, 2011 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2011, the Company did not receive any excess securities collateral for its over-the-counter derivatives between two counterparties (“OTC-bilateral”). At December 31, 2011, the Company provided excess securities collateral of $0 and $42 million, for its OTC-bilateral and exchange-traded derivatives, respectively, which are not included in the table above due to the foregoing limitation.

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
4.1

Supplemental Agreement No. 1, dated as of June 26, 2013, between MetLife, Inc. and Deutsche Bank Trust Company Americas, as stock purchase contract agent, to the Stock Purchase Contract Agreement, dated as of November 1, 2010, between MetLife, Inc. and Deutsche Bank Trust Company Americas, as stock purchase contract agent. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 26, 2013).

10.1	Amendment Number Six to the MetLife Plan for Transition Assistance for Officers (as amended and restated, effective January 1, 2010), dated June 27, 2013.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: August 7, 2013

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

Exhibit No.	Description
4.1	Supplemental Agreement No. 1, dated as of June 26, 2013, between MetLife, Inc. and Deutsche Bank Trust Company Americas, as stock purchase contract agent, to the Stock Purchase Contract Agreement, dated as of November 1, 2010, between MetLife, Inc. and Deutsche Bank Trust Company Americas, as stock purchase contract agent. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 26, 2013).
10.1	Amendment Number Six to the MetLife Plan for Transition Assistance for Officers (as amended and restated, effective January 1, 2010), dated June 27, 2013.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1