Form 10-Q
period 2013-09-30
METLIFE INC
filed 2013-11-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  TO
Commission file number: 001-15787
 ________________________________________
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
At October 31, 2013, 1,121,056,612 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2013 (Unaudited) and December 31, 2012 and for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	8
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	9
	Note 2 — Segment Information	11
	Note 3 — Acquisitions and Disposition	18
	Note 4 — Insurance	19
	Note 5 — Closed Block	21
	Note 6 — Investments	23
	Note 7 — Derivatives	37
	Note 8 — Fair Value	51
	Note 9 — Goodwill	81
	Note 10 — Common Equity Units	82
	Note 11 — Equity	82
	Note 12 — Other Expenses	85
	Note 13 — Employee Benefit Plans	87
	Note 14 — Earnings Per Common Share	88
	Note 15 — Contingencies, Commitments and Guarantees	89
	Note 16 — Subsequent Events	96
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	97
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	183
Item 4.	Controls and Procedures	192

Part II — Other Information		192
Item 1.	Legal Proceedings	192
Item 1A.	Risk Factors	195
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	205
Item 5.	Other Information	205
Item 6.	Exhibits	206

Signatures		207

Exhibit Index		E - 1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us, as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) a deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) the dilutive impact on our stockholders resulting from the settlement of our outstanding common equity units; (26) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (27) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (28) the possibility that MetLife, Inc.’s Board of Directors may control the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (29) changes in accounting standards, practices and/or policies; (30) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (31) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (32) inability to attract and retain sales representatives; (33) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (34) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (35) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (36) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.
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

Part I — Financial Information
Item 1.  Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $330,900 and $340,870, respectively: includes $3,940 and $3,378, respectively, relating to variable interest entities)	$348,787	$374,266
Equity securities available-for-sale, at estimated fair value (cost: $2,978 and $2,838, respectively)	3,241	2,891
Fair value option and trading securities, at estimated fair value (includes $636 and $659, respectively, of actively traded securities; and $91 and $112, respectively, relating to variable interest entities)	16,646	16,348
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $326 and $347, respectively; includes $2,119 and $2,715, respectively, at estimated fair value, relating to variable interest entities)	57,508	56,592
Held-for-sale, principally at estimated fair value (includes $0 and $49, respectively, under the fair value option)	225	414
Mortgage loans, net	57,733	57,006
Policy loans (includes $3 and $0, respectively, relating to variable interest entities)	11,782	11,884
Real estate and real estate joint ventures (includes $9 and $10, respectively, relating to variable interest entities)	10,053	9,918
Other limited partnership interests (includes $151 and $274, respectively, relating to variable interest entities)	7,253	6,688
Short-term investments, principally at estimated fair value (includes $6 and $0, respectively, relating to variable interest entities)	12,664	16,906
Other invested assets, principally at estimated fair value (includes $78 and $81, respectively, relating to variable interest entities)	16,766	21,145
Total investments	484,925	517,052
Cash and cash equivalents, principally at estimated fair value (includes $64 and $99, respectively, relating to variable interest entities)	11,376	15,738
Accrued investment income (includes $27 and $13, respectively, relating to variable interest entities)	4,519	4,374
Premiums, reinsurance and other receivables (includes $19 and $5, respectively, relating to variable interest entities)	23,473	21,634
Deferred policy acquisition costs and value of business acquired (includes $251 and $0, respectively, relating to variable interest entities)	25,639	24,761
Goodwill	9,509	9,953
Other assets (includes $133 and $5, respectively, relating to variable interest entities)	7,952	7,876
Separate account assets (includes $984 and $0, respectively, relating to variable interest entities)	255,250	235,393
Total assets	$822,643	$836,781
Liabilities and Equity
Liabilities
Future policy benefits (includes $468 and $0, respectively, relating to variable interest entities)	$186,528	$192,351
Policyholder account balances (includes $55 and $0, respectively, relating to variable interest entities)	214,512	225,821
Other policy-related balances (includes $124 and $0, respectively, relating to variable interest entities)	15,530	15,463
Policyholder dividends payable	769	728
Policyholder dividend obligation	2,013	3,828
Payables for collateral under securities loaned and other transactions	31,866	33,687
Bank deposits	—	6,416
Short-term debt	100	100
Long-term debt (includes $1,946 and $2,527, respectively, at estimated fair value, relating to variable interest entities)	18,252	19,062
Collateral financing arrangements	4,196	4,196
Junior subordinated debt securities	3,193	3,192
Current income tax payable	199	401
Deferred income tax liability	5,955	8,693
Other liabilities (includes $89 and $40, respectively, relating to variable interest entities)	22,902	22,492
Separate account liabilities (includes $984 and $0, respectively, relating to variable interest entities)	255,250	235,393
Total liabilities	761,265	771,823
Contingencies, Commitments and Guarantees (Note 15)
Redeemable noncontrolling interests in partially-owned consolidated subsidiaries	110	121
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,124,039,249 and 1,094,880,623 shares issued at September 30, 2013 and December 31, 2012, respectively; 1,120,845,362 and 1,091,686,736 shares outstanding at September 30, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	29,221	28,011
Retained earnings	26,766	25,205
Treasury stock, at cost; 3,193,887 shares at September 30, 2013 and December 31, 2012	(172)	(172)
Accumulated other comprehensive income (loss)	5,100	11,397
Total MetLife, Inc.’s stockholders’ equity	60,927	64,453
Noncontrolling interests	341	384
Total equity	61,268	64,837
Total liabilities and equity	$822,643	$836,781
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Premiums	$9,094	$9,096	$27,403	$27,386
Universal life and investment-type product policy fees	2,372	2,131	7,034	6,306
Net investment income	5,026	5,517	16,385	16,436
Other revenues	476	455	1,446	1,445
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(13)	(57)	(77)	(310)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(21)	10	(56)	39
Other net investment gains (losses)	(51)	69	472	119
Total net investment gains (losses)	(85)	22	339	(152)
Net derivative gains (losses)	(546)	(718)	(2,866)	(604)
Total revenues	16,337	16,503	49,741	50,817
Expenses
Policyholder benefits and claims	9,472	8,943	27,827	26,958
Interest credited to policyholder account balances	1,600	2,102	6,036	5,681
Policyholder dividends	312	355	954	1,050
Goodwill impairment	—	1,868	—	1,868
Other expenses	3,977	4,245	12,140	13,341
Total expenses	15,361	17,513	46,957	48,898
Income (loss) from continuing operations before provision for income tax	976	(1,010)	2,784	1,919
Provision for income tax expense (benefit)	3	(53)	308	710
Income (loss) from continuing operations, net of income tax	973	(957)	2,476	1,209
Income (loss) from discontinued operations, net of income tax	2	—	1	17
Net income (loss)	975	(957)	2,477	1,226
Less: Net income (loss) attributable to noncontrolling interests	3	(3)	17	29
Net income (loss) attributable to MetLife, Inc.	972	(954)	2,460	1,197
Less: Preferred stock dividends	30	30	91	91
Net income (loss) available to MetLife, Inc.’s common shareholders	$942	$(984)	$2,369	$1,106
Comprehensive income (loss)	$(188)	$1,655	$(3,891)	$6,474
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(58)	19	(54)	35
Comprehensive income (loss) attributable to MetLife, Inc.	$(130)	$1,636	$(3,837)	$6,439
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.85	$(0.92)	$2.15	$1.02
Diluted	$0.84	$(0.92)	$2.14	$1.01
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.85	$(0.92)	$2.15	$1.04
Diluted	$0.84	$(0.92)	$2.14	$1.03
Cash dividends declared per common share	$—	$—	$0.735	$—
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2013 (Unaudited)
(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2012	$1	$11	$28,011	$25,205	$(172)	$14,642	$(223)	$(533)	$(2,489)	$64,453	$384	$64,837
Common stock issuance — newly issued shares			1,000							1,000		1,000
Stock-based compensation			249							249		249
Dividends on preferred stock				(91)						(91)		(91)
Dividends on common stock				(808)						(808)		(808)
Change in equity of noncontrolling interests			(39)							(39)	11	(28)
Net income (loss)				2,460						2,460	17	2,477
Other comprehensive income (loss), net of income tax						(5,389)	70	(1,085)	107	(6,297)	(71)	(6,368)
Balance at September 30, 2013	$1	$11	$29,221	$26,766	$(172)	$9,253	$(153)	$(1,618)	$(2,382)	$60,927	$341	$61,268
 __________________

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of less than $1 million.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity — (Continued)
For the Nine Months Ended September 30, 2012 (Unaudited)
(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2011	$1	$11	$26,782	$24,814	$(172)	$9,115	$(441)	$(648)	$(1,943)	$57,519	$370	$57,889
Stock-based compensation			182							182		182
Dividends on preferred stock				(91)						(91)		(91)
Change in equity of noncontrolling interests											(56)	(56)
Net income (loss)				1,197						1,197	24	1,221
Other comprehensive income (loss), net of income tax						4,908	170	89	75	5,242	11	5,253
Balance at September 30, 2012	$1	$11	$26,964	$25,920	$(172)	$14,023	$(271)	$(559)	$(1,868)	$64,049	$349	$64,398
 __________________

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of $5 million.
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$9,984	$15,288
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	95,972	78,296
Equity securities	567	1,011
Mortgage loans	8,000	6,696
Real estate and real estate joint ventures	323	669
Other limited partnership interests	546	690
Purchases of:
Fixed maturity securities	(93,304)	(91,998)
Equity securities	(812)	(499)
Mortgage loans	(9,570)	(7,585)
Real estate and real estate joint ventures	(991)	(595)
Other limited partnership interests	(1,077)	(1,017)
Cash received in connection with freestanding derivatives	1,333	1,560
Cash paid in connection with freestanding derivatives	(5,593)	(2,534)
Net change in securitized reverse residential mortgage loans	—	(1,198)
Sales of businesses, net of cash and cash equivalents disposed of $13 and $0, respectively	386	—
Sale of bank deposits	(6,395)	—
Net change in policy loans	(93)	(116)
Net change in short-term investments	4,272	2,825
Net change in other invested assets	(121)	(206)
Other, net	(18)	(74)
Net cash provided by (used in) investing activities	(6,575)	(14,075)
Cash flows from financing activities
Policyholder account balances:
Deposits	60,168	69,438
Withdrawals	(65,141)	(64,718)
Net change in payables for collateral under securities loaned and other transactions	(1,821)	4,777
Net change in bank deposits	8	(4,052)
Net change in short-term debt	—	(586)
Long-term debt issued	—	750
Long-term debt repaid	(765)	(1,106)
Collateral financing arrangements repaid	—	(349)
Cash received (paid) in connection with collateral financing arrangements	—	(44)
Net change in liability for securitized reverse residential mortgage loans	—	1,198
Common stock issued, net of issuance costs	1,000	—
Dividends on preferred stock	(91)	(91)
Dividends on common stock	(808)	—
Other, net	(134)	35
Net cash provided by (used in) financing activities	(7,584)	5,252
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(187)	24
Change in cash and cash equivalents	(4,362)	6,489
Cash and cash equivalents, beginning of period	15,738	10,461
Cash and cash equivalents, end of period	$11,376	$16,950
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$891	$946
Income tax	$539	$442
Non-cash transactions:
Real estate and real estate joint ventures acquired in satisfaction of debt	$55	$334
Collateral financing arrangements repaid	$—	$102
Redemption of advances agreements in long-term debt (1)	$—	$3,806
Issuance of funding agreements in policyholder account balances (1)	$—	$3,806
__________________

(1)	See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
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
Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of August 31, 2013 and November 30, 2012 and the operating results of such subsidiaries for the three months and nine months ended August 31, 2013 and 2012.
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, (the “2012 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2012 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Adoption of New Accounting Pronouncements
Effective July 17, 2013, the Company adopted new guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate (“LIBOR”). Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the consolidated financial statements upon adoption, but may impact the selection of benchmark interest rates for hedging relationships in the future.
Effective January 1, 2013, the Company adopted new guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 11.
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
In February 2013, the FASB issued new guidance regarding liabilities (ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
2. Segment Information
MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and EMEA. In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Home Loans LLC (“MLHL”), the surviving, non-bank entity of the merger of MetLife Bank, National Association (“MetLife Bank”) with and into MLHL (see Note 3) and other business activities.
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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2013 and 2012. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business.
The Company’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistical based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	Americas
Three Months Ended September 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,607	$3,767	$490	$692	$6,556	$1,922	$586	$30	$9,094	$—	$9,094
Universal life and investment-type product policy fees	1,257	171	54	222	1,704	438	100	34	2,276	96	2,372
Net investment income	1,928	459	1,424	354	4,165	696	124	58	5,043	(17)	5,026
Other revenues	267	103	68	—	438	22	21	5	486	(10)	476
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(85)	(85)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(546)	(546)
Total revenues	5,059	4,500	2,036	1,268	12,863	3,078	831	127	16,899	(562)	16,337
Expenses
Policyholder benefits and claims and policyholder dividends	2,234	3,527	1,144	637	7,542	1,506	243	25	9,316	468	9,784
Interest credited to policyholder account balances	582	38	292	106	1,018	407	37	10	1,472	128	1,600
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(318)	(37)	(2)	(103)	(460)	(515)	(173)	(5)	(1,153)	—	(1,153)
Amortization of DAC and VOBA	315	37	4	63	419	393	166	1	979	(138)	841
Amortization of negative VOBA	—	—	—	(1)	(1)	(99)	(13)	—	(113)	(13)	(126)
Interest expense on debt	(1)	—	3	—	2	—	—	286	288	29	317
Other expenses	1,245	595	134	395	2,369	1,040	443	179	4,031	67	4,098
Total expenses	4,057	4,160	1,575	1,097	10,889	2,732	703	496	14,820	541	15,361
Provision for income tax expense (benefit)	343	114	161	38	656	89	43	(239)	549	(546)	3
Operating earnings	$659	$226	$300	$133	$1,318	$257	$85	$(130)	1,530
Adjustments to:
Total revenues									(562)
Total expenses									(541)
Provision for income tax (expense) benefit									546
Income (loss) from continuing operations, net of income tax									$973		$973

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	Americas
Nine Months Ended September 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,735	$11,438	$1,457	$2,077	$19,707	$5,900	$1,711	$84	$27,402	$1	$27,403
Universal life and investment-type product policy fees	3,662	521	187	682	5,052	1,324	287	105	6,768	266	7,034
Net investment income	5,876	1,384	4,302	912	12,474	2,151	372	282	15,279	1,106	16,385
Other revenues	767	316	208	9	1,300	63	82	22	1,467	(21)	1,446
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	339	339
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(2,866)	(2,866)
Total revenues	15,040	13,659	6,154	3,680	38,533	9,438	2,452	493	50,916	(1,175)	49,741
Expenses
Policyholder benefits and claims and policyholder dividends	6,659	10,681	3,352	1,792	22,484	4,354	736	52	27,626	1,155	28,781
Interest credited to policyholder account balances	1,750	116	940	313	3,119	1,286	109	33	4,547	1,489	6,036
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(1,036)	(105)	(25)	(316)	(1,482)	(1,583)	(542)	(14)	(3,621)	—	(3,621)
Amortization of DAC and VOBA	1,042	104	21	220	1,387	1,186	526	1	3,100	(477)	2,623
Amortization of negative VOBA	—	—	—	(2)	(2)	(325)	(41)	—	(368)	(42)	(410)
Interest expense on debt	—	1	7	—	8	—	—	855	863	96	959
Other expenses	3,788	1,761	398	1,157	7,104	3,188	1,351	489	12,132	457	12,589
Total expenses	12,203	12,558	4,693	3,164	32,618	8,106	2,139	1,416	44,279	2,678	46,957
Provision for income tax expense (benefit)	971	370	512	115	1,968	412	73	(635)	1,818	(1,510)	308
Operating earnings	$1,866	$731	$949	$401	$3,947	$920	$240	$(288)	4,819
Adjustments to:
Total revenues									(1,175)
Total expenses									(2,678)
Provision for income tax (expense) benefit									1,510
Income (loss) from continuing operations, net of income tax									$2,476		$2,476

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
	Americas
Nine Months Ended September 30, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,804	$11,021	$1,480	$1,948	$19,253	$6,215	$1,815	$43	$27,326	$60	$27,386
Universal life and investment-type product policy fees	3,365	497	161	581	4,604	1,102	233	117	6,056	250	6,306
Net investment income	5,735	1,325	4,253	881	12,194	2,150	406	547	15,297	1,139	16,436
Other revenues	647	320	193	11	1,171	17	98	27	1,313	132	1,445
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(152)	(152)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(604)	(604)
Total revenues	14,551	13,163	6,087	3,421	37,222	9,484	2,552	734	49,992	825	50,817
Expenses
Policyholder benefits and claims and policyholder dividends	6,668	10,153	3,293	1,667	21,781	4,250	941	94	27,066	942	28,008
Interest credited to policyholder account balances	1,784	127	1,016	289	3,216	1,323	91	23	4,653	1,028	5,681
Goodwill impairment	—	—	—	—	—	—	—	—	—	1,868	1,868
Capitalization of DAC	(1,352)	(102)	(28)	(238)	(1,720)	(1,721)	(535)	—	(3,976)	(5)	(3,981)
Amortization of DAC and VOBA	1,319	98	18	151	1,586	1,188	456	1	3,231	(30)	3,201
Amortization of negative VOBA	—	—	—	(4)	(4)	(387)	(65)	—	(456)	(50)	(506)
Interest expense on debt	—	1	6	(3)	4	5	3	886	898	128	1,026
Other expenses	4,060	1,692	368	1,002	7,122	3,550	1,333	409	12,414	1,187	13,601
Total expenses	12,479	11,969	4,673	2,864	31,985	8,208	2,224	1,413	43,830	5,068	48,898
Provision for income tax expense (benefit)	703	401	495	122	1,721	437	116	(516)	1,758	(1,048)	710
Operating earnings	$1,369	$793	$919	$435	$3,516	$839	$212	$(163)	4,404
Adjustments to:
Total revenues									825
Total expenses									(5,068)
Provision for income tax (expense) benefit									1,048
Income (loss) from continuing operations, net of income tax									$1,209		$1,209

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2013	December 31, 2012
	(In millions)
Retail	$342,665	$332,387
Group, Voluntary & Worksite Benefits	43,648	44,138
Corporate Benefit Funding	218,819	217,352
Latin America	24,116	23,272
Asia	119,742	131,138
EMEA	24,203	23,474
Corporate & Other	49,450	65,020
Total	$822,643	$836,781
3. Acquisitions and Disposition
2013 Acquisition
Provida
On October 1, 2013, MetLife, Inc. completed its previously announced acquisition of Administradora de Fondos de Pensiones Provida S.A. (“Provida”), the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of Provida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. A subsidiary of MetLife, Inc. conducted a public cash tender offer for all of the outstanding shares of Provida, and under the terms of the acquisition agreement with Banco Bilbao Vizcaya Argentaria, S.A. ("BBVA") and BBVA Inversiones Chile S.A (together with BBVA, the "BBVA Sellers"), acquired 64.32% of the outstanding shares of Provida from the BBVA Sellers. An additional 27.06% of remaining publicly traded shares were acquired through the public cash tender offer, resulting in a 91.38% total ownership in Provida by MetLife as of October 1, 2013, for a total acquisition price of $1.9 billion. Due to limited access to Provida's financial information prior to the acquisition and limited time since the transaction closing, initial accounting for the acquisition is incomplete. The Company is unable to provide its valuation of assets and liabilities acquired, intangible assets associated with the acquired business and goodwill. The Company will complete the allocation of the acquisition price to identifiable assets and liabilities in the fourth quarter of 2013 and provide required disclosures in the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.
2013 Disposition
MetLife Bank
On January 11, 2013, MetLife Bank and MetLife, Inc. completed the sale of MetLife Bank’s $6.4 billion of deposits to GE Capital Retail Bank for $6.4 billion in net consideration paid. On February 14, 2013, MetLife, Inc. announced that it had received the required approvals from both the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to de-register as a bank holding company. Subsequently, MetLife Bank terminated its deposit insurance and MetLife, Inc. de-registered as a bank holding company. In August 2013, MetLife Bank merged with and into MLHL, its former subsidiary, with MLHL as the surviving, non-bank entity.
MetLife Bank has sold or has otherwise committed to exit substantially all of its operations. In conjunction with exiting its businesses (the “MetLife Bank Divestiture”), the Company recorded net losses of $22 million and $96 million, net of income tax, for the three months and nine months ended September 30, 2013, respectively, related to the gain on disposal of the depository business and other costs related to MetLife Bank’s businesses. For the three months and nine months ended September 30, 2012, the Company recorded net losses of $45 million and $155 million, respectively, net of income tax, related to the loss on disposal of mortgage servicing rights (“MSRs”), gains (losses) on securities and mortgage loans sold and other costs related to MetLife Bank’s businesses. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. The Company expects to incur additional charges of $40 million to $65 million, net of income tax, exclusive of incremental legal settlements, related to the MetLife Bank Divestiture. See Note 15.
Each of the businesses that were exited as part of the MetLife Bank Divestiture could not be separated from the rest of the operations since the Company did not separately manage the businesses as a reportable segment, operating segment, or reporting unit. As a result, the businesses have not been reported as discontinued operations in the consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2010 Acquisition
American Life Insurance Company
Branch Restructuring
During the first quarter of 2013, and in accordance with the closing agreement, American Life Insurance Company (“American Life”) entered into on March 4, 2010 (the “Closing Agreement”) with the Commissioner of the Internal Revenue Service (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report), the Company transferred the business of American Life in Portugal and Spain to wholly-owned subsidiaries. The deferred tax asset valuation allowance associated with this branch restructuring was reduced from $25 million at December 31, 2012 to $0 at September 30, 2013. For further information, see Note 19 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
A liability of $277 million was recognized in purchase accounting at November 1, 2010 for the anticipated and estimated costs associated with restructuring American Life’s foreign branches into subsidiaries in connection with the Closing Agreement. This liability has been reduced based on payments and revised estimates through September 30, 2013 resulting in a liability of $42 million at September 30, 2013.
Japan Income Tax Refund
In December 2012, the Tokyo District Court ruled in favor of the Japan branch of American Life in a tax case related to the deduction of unrealized foreign exchange losses on certain securities held by American Life prior to its acquisition by MetLife. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. During the first quarter of 2013, American Life received a refund of ¥16 billion ($176 million) related to income tax, interest and penalties. Under the indemnification provisions of the stock purchase agreement dated March 7, 2010, as amended, by and among MetLife, Inc., American International Group, Inc. (“AIG”) and AM Holdings LLC (formerly known as ALICO Holdings LLC), MetLife, Inc. has remitted the refund to AIG, net of certain amounts it can retain as a counter claim. The receipt of the refund, net of obligations to AIG with related foreign currency exchange impact and corresponding U.S. tax effects, resulted in a net charge of $16 million in the interim condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2013, which was comprised of a $154 million charge included in other expenses, a $19 million gain included in other net investment gains (losses) and a $119 million benefit included in provision for income tax expense (benefit).
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
The Company also issues annuity contracts that apply a lower rate on funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize (“two tier annuities”). These guarantees include benefits that are payable in the event of death, maturity or at annuitization. Additionally, the Company issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.
Based on the type of guarantee, the Company defines net amount at risk as listed below. These amounts include direct and assumed business, but exclude offsets from hedging or reinsurance, if any.
Variable Annuity Guarantees
In the Event of Death
Defined as the guaranteed minimum death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At Annuitization
Defined as the amount (if any) that would be required to be added to the total contract account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contractholders have achieved.
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	September 30, 2013		December 31, 2012
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (2)	$195,725	$97,145	$184,095	$89,137
Separate account value	$157,974	$92,961	$143,893	$84,354
Net amount at risk	$5,543	$1,405	$9,501	$4,593
Average attained age of contractholders	63 years	63 years	62 years	62 years
Two Tier Annuities
General account value	N/A	$862	N/A	$848
Net amount at risk	N/A	$229	N/A	$232
Average attained age of contractholders	N/A	50 years	N/A	51 years

	September 30, 2013		December 31, 2012
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$15,394	$3,727	$14,256	$3,828
Net amount at risk	$187,686	$22,084	$189,197	$23,276
Average attained age of policyholders	55 years	60 years	54 years	60 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported in the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	September 30, 2013	December 31, 2012
	(In millions)
Closed Block Liabilities
Future policy benefits	$42,105	$42,586
Other policy-related balances	301	298
Policyholder dividends payable	507	466
Policyholder dividend obligation	2,013	3,828
Other liabilities	724	602
Total closed block liabilities	45,650	47,780
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,124	30,546
Equity securities available-for-sale, at estimated fair value	87	41
Mortgage loans	6,520	6,192
Policy loans	4,669	4,670
Real estate and real estate joint ventures	481	459
Other invested assets	923	953
Total investments	40,804	42,861
Cash and cash equivalents	404	381
Accrued investment income	497	481
Premiums, reinsurance and other receivables	101	107
Current income tax recoverable	15	2
Deferred income tax assets	292	319
Total assets designated to the closed block	42,113	44,151
Excess of closed block liabilities over assets designated to the closed block	3,537	3,629
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,682	2,891
Unrealized gains (losses) on derivatives, net of income tax	2	9
Allocated to policyholder dividend obligation, net of income tax	(1,309)	(2,488)
Total amounts included in AOCI	375	412
Maximum future earnings to be recognized from closed block assets and liabilities	$3,912	$4,041
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$3,828	$2,919
Change in unrealized investment and derivative gains (losses)	(1,815)	909
Balance, end of period	$2,013	$3,828

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Revenues
Premiums	$478	$512	$1,431	$1,538
Net investment income	514	555	1,576	1,644
Net investment gains (losses)	(7)	6	20	30
Net derivative gains (losses)	(16)	(9)	(1)	(7)
Total revenues	969	1,064	3,026	3,205
Expenses
Policyholder benefits and claims	651	654	1,963	2,016
Policyholder dividends	251	278	740	821
Other expenses	39	45	124	136
Total expenses	941	977	2,827	2,973
Revenues, net of expenses before provision for income tax expense (benefit)	28	87	199	232
Provision for income tax expense (benefit)	10	30	70	82
Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	18	57	129	150
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	—	—	—	4
Revenues, net of expenses and provision for income tax expense (benefit)	$18	$57	$129	$154
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

	September 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$101,107	$7,650	$1,266	$—	$107,491	$102,669	$11,887	$430	$—	$114,126
Foreign corporate (1)	60,374	3,871	597	—	63,648	61,806	5,654	277	(1)	67,184
Foreign government	49,400	3,969	365	—	53,004	51,967	5,440	71	—	57,336
U.S. Treasury and agency	41,926	2,967	739	—	44,154	41,874	6,104	11	—	47,967
RMBS	34,412	1,698	403	229	35,478	35,666	2,477	315	349	37,479
CMBS	16,425	635	164	—	16,896	18,177	1,009	57	—	19,129
ABS	14,023	296	146	12	14,161	15,762	404	156	13	15,997
State and political subdivision	13,233	985	263	—	13,955	12,949	2,169	70	—	15,048
Total fixed maturity securities	$330,900	$22,071	$3,943	$241	$348,787	$340,870	$35,144	$1,387	$361	$374,266
Equity securities:
Common stock	$1,948	$336	$14	$—	$2,270	$2,034	$147	$19	$—	$2,162
Non-redeemable preferred stock	1,030	60	119	—	971	804	65	140	—	729
Total equity securities	$2,978	$396	$133	$—	$3,241	$2,838	$212	$159	$—	$2,891
__________________

(1)
OTTI losses, as presented above, represent the noncredit portion of OTTI losses that is included in AOCI. OTTI losses include both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI losses for foreign corporate securities was in an unrealized gain position of $1 million at December 31, 2012, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $60 million and $85 million with unrealized gains (losses) of $25 million and $11 million at September 30, 2013 and December 31, 2012, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$13,648	$13,890	$24,177	$24,394
Due after one year through five years	72,766	76,296	66,973	70,759
Due after five years through ten years	77,195	82,484	82,376	91,975
Due after ten years	102,431	109,582	97,739	114,533
Subtotal	266,040	282,252	271,265	301,661
Structured securities (RMBS, CMBS and ABS)	64,860	66,535	69,605	72,605
Total fixed maturity securities	$330,900	$348,787	$340,870	$374,266

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

	September 30, 2013				December 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities:
U.S. corporate	$17,625	$978	$2,427	$288	$3,799	$88	$3,695	$342
Foreign corporate	10,709	484	1,491	113	2,783	96	2,873	180
Foreign government	6,431	332	247	33	1,431	22	543	49
U.S. Treasury and agency	11,326	734	47	5	1,951	11	—	—
RMBS	8,457	263	2,357	369	735	31	4,098	633
CMBS	3,893	147	228	17	842	11	577	46
ABS	2,949	70	695	88	1,920	30	1,410	139
State and political subdivision	2,801	198	225	65	260	4	251	66
Total fixed maturity securities	$64,191	$3,206	$7,717	$978	$13,721	$293	$13,447	$1,455
Equity securities:
Common stock	$92	$13	$15	$1	$201	$18	$14	$1
Non-redeemable preferred stock	361	59	198	60	—	—	295	140
Total equity securities	$453	$72	$213	$61	$201	$18	$309	$141
Total number of securities in an unrealized loss position	4,868		807		1,941		1,335

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at September 30, 2013. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities in an unrealized loss position increased $2.5 billion during the nine months ended September 30, 2013 from $1.7 billion to $4.2 billion. The increase in gross unrealized losses for the nine months ended September 30, 2013, was primarily attributable to an increase in interest rates.
At September 30, 2013, $282 million of the total $4.2 billion of gross unrealized losses were from 95 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Investment Grade Fixed Maturity Securities
Of the $282 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $129 million, or 46%, are related to gross unrealized losses on 48 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $282 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $153 million, or 54%, are related to gross unrealized losses on 47 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans), ABS (primarily foreign ABS) and foreign government securities (primarily European sovereign bonds) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels, sovereign debt levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates foreign government securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuer; and evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities in an unrealized loss position decreased $26 million during the nine months ended September 30, 2013 from $159 million to $133 million. Of the $133 million, $46 million were from 13 equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 63% were rated A or better.
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

	September 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$40,262	69.8%	$40,472	71.0%
Agricultural	12,830	22.2	12,843	22.5
Residential	2,434	4.2	958	1.7
Subtotal (1)	55,526	96.2	54,273	95.2
Valuation allowances	(326)	(0.6)	(347)	(0.6)
Subtotal mortgage loans held-for-investment, net	55,200	95.6	53,926	94.6
Residential — FVO	212	0.4	—	—
Commercial mortgage loans held by CSEs	2,096	3.6	2,666	4.7
Total mortgage loans held-for-investment, net	57,508	99.6	56,592	99.3
Mortgage loans held-for-sale	225	0.4	414	0.7
Total mortgage loans, net	$57,733	100.0%	$57,006	100.0%
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)
Purchases of mortgage loans were $676 million and $1.6 billion for the three months and nine months ended September 30, 2013, respectively, and $100 million for both the three months and nine months ended September 30, 2012.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
Mortgage Loans and Valuation Allowance by Portfolio Segment
The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows at:

	September 30, 2013				December 31, 2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$520	$170	$14	$704	$539	$181	$13	$733
Evaluated collectively for credit losses	39,742	12,660	2,420	54,822	39,933	12,662	945	53,540
Total mortgage loans	40,262	12,830	2,434	55,526	40,472	12,843	958	54,273
Valuation allowances:
Specific credit losses	62	12	2	76	94	21	2	117
Non-specifically identified credit losses	197	38	15	250	199	31	—	230
Total valuation allowances	259	50	17	326	293	52	2	347
Mortgage loans, net of valuation allowances	$40,003	$12,780	$2,417	$55,200	$40,179	$12,791	$956	$53,926
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended September 30,
	2013				2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$242	$49	$11	$302	$300	$59	$2	$361
Provision (release)	17	1	6	24	2	6	—	8
Charge-offs, net of recoveries	—	—	—	—	(2)	(8)	—	(10)
Transfers to held-for-sale (1)	—	—	—	—	—	(5)	—	(5)
Balance, end of period	$259	$50	$17	$326	$300	$52	$2	$354

	Nine Months Ended September 30,
	2013				2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$293	$52	$2	$347	$398	$81	$2	$481
Provision (release)	(34)	8	15	(11)	(96)	—	6	(90)
Charge-offs, net of recoveries	—	(10)	—	(10)	(2)	(24)	—	(26)
Transfers to held-for-sale (1)	—	—	—	—	—	(5)	(6)	(11)
Balance, end of period	$259	$50	$17	$326	$300	$52	$2	$354
__________________

(1)
The valuation allowance on and the related carrying value of certain residential mortgage loans held-for-investment were transferred to mortgage loans held-for-sale in connection with the MetLife Bank Divestiture. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Quality of Commercial Mortgage Loans
Information about the credit quality of commercial mortgage loans held-for-investment is presented below at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
September 30, 2013:
Loan-to-value ratios:
Less than 65%	$29,992	$751	$746	$31,489	78.2%	$33,188	79.0%
65% to 75%	6,029	501	199	6,729	16.7	6,860	16.3
76% to 80%	290	192	258	740	1.8	737	1.7
Greater than 80%	902	261	141	1,304	3.3	1,246	3.0
Total	$37,213	$1,705	$1,344	$40,262	100.0%	$42,031	100.0%

December 31, 2012:
Loan-to-value ratios:
Less than 65%	$29,839	$730	$722	$31,291	77.3%	$33,730	78.3%
65% to 75%	5,057	672	153	5,882	14.6	6,129	14.2
76% to 80%	938	131	316	1,385	3.4	1,436	3.3
Greater than 80%	1,085	552	277	1,914	4.7	1,787	4.2
Total	$36,919	$2,085	$1,468	$40,472	100.0%	$43,082	100.0%
Credit Quality of Agricultural Mortgage Loans
Information about the credit quality of agricultural mortgage loans held-for-investment is presented below at:

	September 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$12,024	93.7%	$11,908	92.7%
65% to 75%	560	4.4	590	4.6
76% to 80%	132	1.0	92	0.7
Greater than 80%	114	0.9	253	2.0
Total	$12,830	100.0%	$12,843	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $13.2 billion and $13.3 billion at September 30, 2013 and December 31, 2012, respectively.
Credit Quality of Residential Mortgage Loans
Information about the credit quality of residential mortgage loans held-for-investment is presented below at:

	September 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$2,381	97.8%	$929	97.0%
Nonperforming	53	2.2	29	3.0
Total	$2,434	100.0%	$958	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $2.4 billion and $1.0 billion at September 30, 2013 and December 31, 2012, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing, mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2013 and December 31, 2012. The Company defines delinquency consistent with industry practice, when the mortgage loan is past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Commercial	$12	$2	$11	$—	$196	$84
Agricultural	93	116	2	53	106	67
Residential	53	29	11	—	18	18
Total	$158	$147	$24	$53	$320	$169
Impaired Mortgage Loans
Information regarding impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, was as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
September 30, 2013:
Commercial	$230	$224	$62	$162	$303	$296	$533	$458
Agricultural	85	82	12	70	93	88	178	158
Residential	12	12	2	10	2	2	14	12
Total	$327	$318	$76	$242	$398	$386	$725	$628

December 31, 2012:
Commercial	$445	$436	$94	$342	$103	$103	$548	$445
Agricultural	110	107	21	86	79	74	189	160
Residential	13	13	2	11	—	—	13	11
Total	$568	$556	$117	$439	$182	$177	$750	$616
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$525	$4	$395	$1	$530	$11	$334	$4
Agricultural	165	5	191	2	167	8	210	5
Residential	14	—	12	—	14	—	13	—
Total	$704	$9	$598	$3	$711	$19	$557	$9

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans Modified in a Troubled Debt Restructuring
The number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Three Months Ended September 30,
	2013			2012
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	1	$49	$49	—	$—	$—
Agricultural	2	24	24	5	17	16
Residential	5	1	1	—	—	—
Total	8	$74	$74	5	$17	$16

	Nine Months Ended September 30,
	2013			2012
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	1	$49	$49	—	$—	$—
Agricultural	3	28	28	5	17	16
Residential	11	2	2	—	—	—
Total	15	$79	$79	5	$17	$16
During the three months and nine months ended September 30, 2013 and 2012, the Company had no mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.6 billion and $6.1 billion at September 30, 2013 and December 31, 2012, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2013	December 31, 2012
	(In millions)
Fixed maturity securities	$18,075	$33,641
Fixed maturity securities with noncredit OTTI losses in AOCI	(241)	(361)
Total fixed maturity securities	17,834	33,280
Equity securities	262	97
Derivatives	624	1,274
Other	(21)	(30)
Subtotal	18,699	34,621
Amounts allocated from:
Insurance liability loss recognition	(1,099)	(6,049)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	7	19
DAC and VOBA	(1,306)	(2,485)
Policyholder dividend obligation	(2,013)	(3,828)
Subtotal	(4,411)	(12,343)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	81	119
Deferred income tax benefit (expense)	(5,299)	(7,973)
Net unrealized investment gains (losses)	9,070	14,424
Net unrealized investment gains (losses) attributable to noncontrolling interests	30	(5)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$9,100	$14,419

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$(361)	$(724)
Noncredit OTTI losses and subsequent changes recognized (1)	56	(29)
Securities sold with previous noncredit OTTI loss	132	177
Subsequent changes in estimated fair value	(68)	215
Balance, end of period	$(241)	$(361)
__________________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $47 million and ($21) million for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2013
(In millions)
Balance, beginning of period	$14,419
Fixed maturity securities on which noncredit OTTI losses have been recognized	120
Unrealized investment gains (losses) during the period	(16,042)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	4,950
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(12)
DAC and VOBA	1,179
Policyholder dividend obligation	1,815
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(38)
Deferred income tax benefit (expense)	2,674
Net unrealized investment gains (losses)	9,065
Net unrealized investment gains (losses) attributable to noncontrolling interests	35
Balance, end of period	$9,100
Change in net unrealized investment gains (losses)	$(5,354)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	35
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(5,319)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $21.2 billion and $22.4 billion at September 30, 2013 and December 31, 2012, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $26.4 billion and $28.7 billion at September 30, 2013 and December 31, 2012, respectively.
Securities Lending
The Company participates in a securities lending program. Elements of the securities lending program are presented below at:

	September 30, 2013	December 31, 2012
	(In millions)
Securities on loan: (1)
Amortized cost	$27,781	$23,380
Estimated fair value	$28,810	$27,077
Cash collateral on deposit from counterparties (2)	$29,416	$27,727
Security collateral on deposit from counterparties (3)	$18	$104
Reinvestment portfolio — estimated fair value	$29,676	$28,112
__________________

(1)	Included within fixed maturity securities, cash and cash equivalents, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

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

	September 30, 2013	December 31, 2012
	(In millions)
Invested assets on deposit (regulatory deposits)	$2,229	$2,362
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	10,928	12,434
Invested assets pledged as collateral (1)	22,927	23,251
Total invested assets on deposit, held in trust and pledged as collateral	$36,084	$38,047
__________________

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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2013 and December 31, 2012. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2013		December 31, 2012
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,430	$—	$3,439	$—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	2,130	1,953	2,730	2,545
Operating joint venture (3)	1,982	1,681	—	—
Investments:
Other limited partnership interests	172	10	356	8
FVO and trading securities	69	—	71	—
Other invested assets	82	7	85	—
Real estate joint ventures	10	15	11	14
Total	$7,875	$3,666	$6,692	$2,567
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)
See Note 13 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. These assets primarily consist of fixed maturity securities.

(2)
The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The assets and liabilities of these CSEs are primarily commercial mortgage loans held-for-investment and long-term debt, respectively. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $158 million and $168 million at estimated fair value at September 30, 2013 and December 31, 2012, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $29 million and $96 million for the three months and nine months ended September 30, 2013, respectively, and $40 million and $125 million for the three months and nine months ended September 30, 2012, respectively.

(3)
Assets of the operating joint venture are primarily fixed maturity securities and separate account assets. Liabilities of the operating joint venture are primarily future policy benefits, other policyholder funds and separate account liabilities. The assets and liabilities of the operating joint venture were consolidated in earlier periods; however, as a result of the quarterly reassessment in the first quarter of 2013, it was determined to be a consolidated VIE.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$66,535	$66,535	$72,605	$72,605
U.S. and foreign corporate	4,437	4,437	5,287	5,287
Other limited partnership interests	4,925	6,782	4,436	5,908
Other invested assets	1,348	1,607	1,117	1,431
FVO and trading securities	598	598	563	563
Mortgage loans	162	162	351	351
Real estate joint ventures	106	110	150	157
Equity securities AFS:
Non-redeemable preferred stock	32	32	32	32
Total	$78,143	$80,263	$84,541	$86,334
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $271 million and $318 million at September 30, 2013 and December 31, 2012, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2013 and 2012.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Investment income:
Fixed maturity securities	$3,784	$3,825	$11,319	$11,370
Equity securities	28	26	88	96
FVO and trading securities — Actively Traded Securities and FVO general account securities (1)	14	24	24	68
Mortgage loans	725	811	2,179	2,405
Policy loans	158	157	465	471
Real estate and real estate joint ventures	227	173	663	630
Other limited partnership interests	144	145	665	593
Cash, cash equivalents and short-term investments	42	40	136	115
International joint ventures	16	7	7	11
Other	25	27	137	148
Subtotal	5,163	5,235	15,683	15,907
Less: Investment expenses	302	276	889	793
Subtotal, net	4,861	4,959	14,794	15,114
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	132	512	1,485	1,010
Securitized reverse residential mortgage loans	—	3	—	177
FVO CSEs — interest income:
Commercial mortgage loans	33	42	104	131
Securities	—	1	2	4
Subtotal	165	558	1,591	1,322
Net investment income	$5,026	$5,517	$16,385	$16,436
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Actively Traded Securities and FVO general account securities	$2	$6	$(14)	$36
FVO contractholder-directed unit-linked investments	$(9)	$247	$1,069	$741
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$(1)	$(10)	$(33)	$(61)
Finance	—	—	(10)	(32)
Consumer	(3)	(4)	(11)	(16)
Communications	—	(1)	(2)	(19)
Industrial	—	(4)	—	(5)
Transportation	(3)	(11)	(3)	(17)
Total U.S. and foreign corporate securities	(7)	(30)	(59)	(150)
RMBS	(27)	(15)	(74)	(61)
CMBS	—	—	—	(50)
ABS	—	(2)	—	(9)
State and political subdivision	—	—	—	(1)
OTTI losses on fixed maturity securities recognized in earnings	(34)	(47)	(133)	(271)
Fixed maturity securities — net gains (losses) on sales and disposals	(44)	80	504	146
Total gains (losses) on fixed maturity securities (1)	(78)	33	371	(125)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	—	(20)	—
Common stock	—	(9)	(2)	(26)
OTTI losses on equity securities recognized in earnings	—	(9)	(22)	(26)
Equity securities — net gains (losses) on sales and disposals	3	12	2	39
Total gains (losses) on equity securities	3	3	(20)	13
FVO and trading securities — FVO general account securities — changes in estimated fair value subsequent to purchase	1	1	9	4
Mortgage loans (1)	(13)	—	22	49
Real estate and real estate joint ventures	4	(15)	(19)	(35)
Other limited partnership interests	—	(7)	(41)	(18)
Other investment portfolio gains (losses)	12	15	46	(20)
Subtotal — investment portfolio gains (losses) (1)	(71)	30	368	(132)
FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	(14)	9	(46)	8
Securities	1	—	1	—
Long-term debt — related to commercial mortgage loans	18	(2)	66	8
Long-term debt — related to securities	(1)	8	(1)	(2)
Non-investment portfolio gains (losses) (2)	(18)	(23)	(49)	(34)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(14)	(8)	(29)	(20)
Total net investment gains (losses)	$(85)	$22	$339	$(152)
__________________

(1)
For the three months and nine months ended September 30, 2012, net investment gains (losses) includes a net gain (loss) of ($26) million and $34 million, respectively, as a result of the MetLife Bank Divestiture, which is comprised of gains (losses) on investments sold of $0 and $75 million, respectively, and impairments on mortgage loans of ($26) million and ($41) million, respectively. See Note 3.

(2)
For the three months and nine months ended September 30, 2013, there were $0 and $30 million, respectively, in non-investment portfolio gains (losses) related to the MetLife Bank Divestiture. For both the three months and nine months ended September 30, 2012, there were $41 million in non-investment portfolio gains (losses), related to the MetLife Bank Divestiture. See Note 3.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $90 million and $165 million for the three months and nine months ended September 30, 2013, respectively, and ($79) million and ($56) million for the three months and nine months ended September 30, 2012, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$20,003	$12,004	$173	$231	$20,176	$12,235
Gross investment gains	$238	$192	$5	$23	$243	$215
Gross investment losses	(282)	(112)	(2)	(11)	(284)	(123)
Total OTTI losses recognized in earnings:
Credit-related	(33)	(36)	—	—	(33)	(36)
Other (1)	(1)	(11)	—	(9)	(1)	(20)
Total OTTI losses recognized in earnings	(34)	(47)	—	(9)	(34)	(56)
Net investment gains (losses)	$(78)	$33	$3	$3	$(75)	$36

	Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$61,625	$47,023	$528	$594	$62,153	$47,617
Gross investment gains	$1,061	$742	$23	$56	$1,084	$798
Gross investment losses	(557)	(596)	(21)	(17)	(578)	(613)
Total OTTI losses recognized in earnings:
Credit-related	(114)	(177)	—	—	(114)	(177)
Other (1)	(19)	(94)	(22)	(26)	(41)	(120)
Total OTTI losses recognized in earnings	(133)	(271)	(22)	(26)	(155)	(297)
Net investment gains (losses)	$371	$(125)	$(20)	$13	$351	$(112)
__________________

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Balance, beginning of period	$381	$391	$392	$471
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	3	2	5	39
Additional impairments — credit loss OTTI recognized on securities previously impaired	23	15	64	41
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(21)	(36)	(75)	(155)
Securities impaired to net present value of expected future cash flows	—	—	—	(23)
Increases in cash flows accretion of previous credit loss OTTI	(1)	(1)	(1)	(2)
Balance, end of period	$385	$371	$385	$371
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Policyholder benefits and claims	• Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	• Economic hedges of equity method investments in joint ventures
• All derivatives held in relation to trading portfolios
• Derivatives held within contractholder-directed unit-linked investments
Other revenues	• Derivatives held in connection with the Company’s mortgage banking activities prior to the MetLife Bank Divestiture

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
The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. Treasury, agency, or other fixed maturity security. Structured interest rate swaps are included in interest rate swaps. Structured interest rate swaps are not designated as hedging instruments.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2013			December 31, 2012
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$6,452	$1,412	$61	$5,397	$1,921	$90
Foreign currency swaps	Foreign currency exchange rate	3,004	264	123	3,187	332	85
Subtotal		9,456	1,676	184	8,584	2,253	175
Cash flow hedges:
Interest rate swaps	Interest rate	3,221	174	85	3,642	705	—
Interest rate forwards	Interest rate	495	21	—	675	139	—
Foreign currency swaps	Foreign currency exchange rate	11,813	329	541	9,038	219	355
Subtotal		15,529	524	626	13,355	1,063	355
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	3,448	10	94	2,552	43	61
Currency options	Foreign currency exchange rate	5,769	161	11	4,375	43	3
Subtotal		9,217	171	105	6,927	86	64
Total qualifying hedges		34,202	2,371	915	28,866	3,402	594
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	112,153	3,584	1,671	83,250	5,201	2,043
Interest rate floors	Interest rate	63,064	587	456	56,246	1,174	837
Interest rate caps	Interest rate	34,960	157	—	49,465	74	—
Interest rate futures	Interest rate	7,217	3	7	11,684	1	38
Interest rate options	Interest rate	40,871	335	203	16,328	640	60
Synthetic GICs	Interest rate	4,406	—	—	4,162	—	—
Foreign currency swaps	Foreign currency exchange rate	8,626	143	641	8,208	199	736
Foreign currency forwards	Foreign currency exchange rate	11,873	70	143	9,202	26	288
Currency futures	Foreign currency exchange rate	1,334	2	—	1,408	4	—
Currency options	Foreign currency exchange rate	949	43	5	129	1	—
Credit default swaps — purchased	Credit	3,511	10	38	3,674	11	34
Credit default swaps — written	Credit	9,387	119	2	8,879	79	5
Equity futures	Equity market	5,430	30	4	7,008	14	132
Equity options	Equity market	37,374	1,699	823	22,920	2,825	356
Variance swaps	Equity market	21,961	147	530	19,830	122	310
Total rate of return swaps	Equity market	3,794	1	120	3,092	4	103
Total non-designated or non-qualifying derivatives		366,910	6,930	4,643	305,485	10,375	4,942
Total		$401,112	$9,301	$5,558	$334,351	$13,777	$5,536
Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2013 and December 31, 2012. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes in the consolidated statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Derivatives and hedging gains (losses) (1)	$(1,444)	$(945)	$(6,527)	$(1,277)
Embedded derivatives	898	227	3,661	673
Total net derivative gains (losses)	$(546)	$(718)	$(2,866)	$(604)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Qualifying hedges:
Net investment income	$31	$27	$102	$82
Interest credited to policyholder account balances	39	39	110	122
Other expenses	(1)	(2)	(5)	(4)
Non-qualifying hedges:
Net investment income	(2)	(1)	(5)	(4)
Other revenues	—	11	—	44
Net derivative gains (losses)	62	109	277	338
Policyholder benefits and claims	(147)	(52)	(203)	(62)
Total	$(18)	$131	$276	$516

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)
	(In millions)
Three Months Ended September 30, 2013:
Interest rate derivatives	$(487)	$—	$—	$—
Foreign currency exchange rate derivatives	(259)	—	—	—
Credit derivatives — purchased	(3)	(5)	—	—
Credit derivatives — written	45	1	—	—
Equity derivatives	(884)	(11)	(160)	—
Total	$(1,588)	$(15)	$(160)	$—
Three Months Ended September 30, 2012:
Interest rate derivatives	$(251)	$—	$—	$30
Foreign currency exchange rate derivatives	(145)	—	—	—
Credit derivatives — purchased	(91)	(6)	—	—
Credit derivatives — written	79	—	—	—
Equity derivatives	(679)	2	(186)	—
Total	$(1,087)	$(4)	$(186)	$30
Nine Months Ended September 30, 2013:
Interest rate derivatives	$(2,848)	$—	$(17)	$—
Foreign currency exchange rate derivatives	(1,243)	—	—	—
Credit derivatives — purchased	(8)	(9)	—	—
Credit derivatives — written	72	1	—	—
Equity derivatives	(2,766)	(22)	(516)	—
Total	$(6,793)	$(30)	$(533)	$—
Nine Months Ended September 30, 2012:
Interest rate derivatives	$467	$—	$—	$35
Foreign currency exchange rate derivatives	(167)	—	—	—
Credit derivatives — purchased	(262)	(13)	—	—
Credit derivatives — written	130	—	—	—
Equity derivatives	(1,825)	(6)	(399)	—
Total	$(1,657)	$(19)	$(399)	$35
__________________

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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2013:
Interest rate swaps:	Fixed maturity securities	$(3)	$3	$—
	Policyholder liabilities (1)	(102)	105	3
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(7)	6	(1)
	Foreign-denominated PABs (2)	103	(100)	3
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—
Total		$(9)	$14	$5
Three Months Ended September 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(9)	$7	$(2)
	Policyholder liabilities (1)	(47)	51	4
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(2)	2	—
	Foreign-denominated PABs (2)	66	(68)	(2)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	18	(19)	(1)
Total		$26	$(27)	$(1)
Nine Months Ended September 30, 2013:
Interest rate swaps:	Fixed maturity securities	$35	$(35)	$—
	Policyholder liabilities (1)	(638)	638	—
Foreign currency swaps:	Foreign-denominated fixed maturity securities	10	(10)	—
	Foreign-denominated PABs (2)	(91)	96	5
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—
Total		$(684)	$689	$5
Nine Months Ended September 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(13)	$10	$(3)
	Policyholder liabilities (1)	67	(54)	13
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	(10)	(7)	(17)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	11	(13)	(2)
Total		$54	$(63)	$(9)
__________________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For both the three months and nine months ended September 30, 2013, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness. For both the three months and nine months ended September 30, 2012, the component of the change in fair value of derivatives that was excluded from the assessment of hedge effectiveness was $3 million.

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were not significant for both the three months and nine months ended September 30, 2013, and were ($1) million and $3 million for the three months and nine months ended September 30, 2012, respectively.
At both September 30, 2013 and December 31, 2012, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.
At September 30, 2013 and December 31, 2012, the balance in AOCI associated with cash flow hedges was $624 million and $1.3 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2013:
Interest rate swaps	$(110)	$3	$2	$—	$(4)
Interest rate forwards	(11)	2	1	(1)	—
Foreign currency swaps	(165)	216	—	1	(2)
Credit forwards	(1)	—	—	—	—
Total	$(287)	$221	$3	$—	$(6)
Three Months Ended September 30, 2012:
Interest rate swaps	$(93)	$2	$2	$1	$—
Interest rate forwards	(16)	—	—	(1)	—
Foreign currency swaps	(215)	(3)	(1)	—	(7)
Credit forwards	—	—	—	—	—
Total	$(324)	$(1)	$1	$—	$(7)
Nine Months Ended September 30, 2013:
Interest rate swaps	$(507)	$17	$6	$—	$—
Interest rate forwards	(41)	8	2	(2)	1
Foreign currency swaps	(108)	(41)	(2)	1	4
Credit forwards	(4)	—	1	—	—
Total	$(660)	$(16)	$7	$(1)	$5
Nine Months Ended September 30, 2012:
Interest rate swaps	$105	$1	$3	$(2)	$—
Interest rate forwards	(4)	—	1	(1)	—
Foreign currency swaps	(105)	2	(4)	1	(6)
Credit forwards	—	—	1	—	—
Total	$(4)	$3	$1	$(2)	$(6)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2013, ($25) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

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
The following table presents the effects of derivatives in net investment hedging relationships in the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended September 30, 2013:
Foreign currency forwards	$(154)
Currency options	(122)
Total	$(276)
Three Months Ended September 30, 2012:
Foreign currency forwards	$(54)
Currency options	(24)
Total	$(78)
Nine Months Ended September 30, 2013:
Foreign currency forwards	$11
Currency options	99
Total	$110
Nine Months Ended September 30, 2012:
Foreign currency forwards	$(64)
Currency options	(48)
Total	$(112)
__________________

(1)
During the three months and nine months ended September 30, 2013 and 2012, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At September 30, 2013 and December 31, 2012, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $12 million and ($98) million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $9.4 billion and $8.9 billion at September 30, 2013 and December 31, 2012, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2013 and December 31, 2012, the Company would have received $117 million and $74 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2013			December 31, 2012
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$8	$652	2.4	$10	$777	2.7
Credit default swaps referencing indices	28	2,814	1.5	42	2,713	2.1
Subtotal	36	3,466	1.6	52	3,490	2.2
Baa
Single name credit default swaps (corporate)	20	1,645	3.5	8	1,314	3.4
Credit default swaps referencing indices	43	3,886	4.9	11	3,750	4.9
Subtotal	63	5,531	4.5	19	5,064	4.5
Ba
Single name credit default swaps (corporate)	—	15	4.5	—	25	2.7
Credit default swaps referencing indices	—	—	0.0	—	—	0.0
Subtotal	—	15	4.5	—	25	2.7
B
Single name credit default swaps (corporate)	—	—	0.0	—	—	0.0
Credit default swaps referencing indices	18	375	5.1	3	300	4.9
Subtotal	18	375	5.1	3	300	4.9
Total	$117	$9,387	3.4	$74	$8,879	3.6
__________________

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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $9.4 billion and $8.9 billion from the table above were $81 million and $150 million at September 30, 2013 and December 31, 2012, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at both September 30, 2013 and December 31, 2012.
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
The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2013		December 31, 2012
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,252	$5,443	$14,048	$5,480
OTC-cleared (1)	214	153	—	—
Exchange-traded	35	11	19	170
Total gross estimated fair value of derivatives (1)	9,501	5,607	14,067	5,650
Amounts offset in the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented in the consolidated balance sheets (1)	9,501	5,607	14,067	5,650
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,308)	(4,308)	(4,562)	(4,562)
OTC-cleared	(147)	(147)	—	—
Exchange-traded	(7)	(7)	(19)	(19)
Cash collateral: (3)
OTC-bilateral	(2,336)	(3)	(5,960)	(1)
OTC-cleared	(67)	(6)	—	—
Exchange-traded	—	(4)	—	(151)
Securities collateral: (4)
OTC-bilateral	(2,299)	(848)	(3,526)	(875)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$337	$284	$—	$42
__________________

(1)
At September 30, 2013 and December 31, 2012, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $200 million and $290 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $49 million and $114 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2013 and December 31, 2012, the Company received excess cash collateral of $47 million and $0, respectively, and provided excess cash collateral of $389 million and $290 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at September 30, 2013 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2013 and December 31, 2012, the Company received excess securities collateral of $202 million and $161 million, respectively, for its OTC-bilateral derivatives which are not included in the table above due to the foregoing limitation. At September 30, 2013 and December 31, 2012, the Company provided excess securities collateral of $169 million and $0, respectively, for its OTC-bilateral derivatives, $123 million and $0, respectively, for its OTC-cleared derivatives, and $39 million and $40 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
September 30, 2013:
Derivatives subject to credit-contingent provisions	$1,068	$1,017	$—	$25	$49
Derivatives not subject to credit-contingent provisions	12	—	5	—	—
Total	$1,080	$1,017	$5	$25	$49
December 31, 2012:
Derivatives subject to credit-contingent provisions	$771	$775	$—	$35	$73
Derivatives not subject to credit-contingent provisions	79	100	1	—	—
Total	$850	$875	$1	$35	$73
__________________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2013	December 31, 2012
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$280	$439
Funds withheld on assumed reinsurance	Other invested assets	42	66
Options embedded in debt or equity securities	Investments	(136)	(88)
Other	Other invested assets	—	1
Net embedded derivatives within asset host contracts		$186	$418

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(1,414)	$923
Assumed guaranteed minimum benefits	PABs	1,705	2,582
Funds withheld on ceded reinsurance	Other liabilities	84	162
Other	PABs	7	17
Net embedded derivatives within liability host contracts		$382	$3,684
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Net derivative gains (losses) (1)	$898	$227	$3,661	$673
Policyholder benefits and claims	$(30)	$(4)	$(110)	$(9)
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment were ($145) million and ($795) million for the three months and nine months ended September 30, 2013, respectively, and ($534) million and ($1.2) billion for the three months and nine months ended September 30, 2012, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	September 30, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$101,605	$5,886	$107,491
Foreign corporate	—	57,384	6,264	63,648
Foreign government	—	50,941	2,063	53,004
U.S. Treasury and agency	23,460	20,629	65	44,154
RMBS	657	31,803	3,018	35,478
CMBS	—	15,720	1,176	16,896
ABS	—	10,098	4,063	14,161
State and political subdivision	—	13,939	16	13,955
Total fixed maturity securities	24,117	302,119	22,551	348,787
Equity securities:
Common stock	1,102	983	185	2,270
Non-redeemable preferred stock	—	566	405	971
Total equity securities	1,102	1,549	590	3,241
FVO and trading securities:
Actively Traded Securities	4	621	11	636
FVO general account securities	5	139	47	191
FVO contractholder-directed unit-linked investments	10,302	4,888	606	15,796
FVO securities held by CSEs	—	23	—	23
Total FVO and trading securities	10,311	5,671	664	16,646
Short-term investments (1)	3,615	6,799	192	10,606
Mortgage loans:
Residential mortgage loans — FVO	—	—	212	212
Commercial mortgage loans held by CSEs	—	2,096	—	2,096
Mortgage loans held-for-sale (2)	—	—	—	—
Total mortgage loans	—	2,096	212	2,308
Other invested assets:
Other investments	161	78	—	239
Derivative assets: (3)
Interest rate	3	6,206	64	6,273
Foreign currency exchange rate	2	995	25	1,022
Credit	—	98	31	129
Equity market	30	1,543	304	1,877
Total derivative assets	35	8,842	424	9,301
Total other invested assets	196	8,920	424	9,540
Net embedded derivatives within asset host contracts (4)	—	—	322	322
Separate account assets (5)	35,689	218,144	1,417	255,250
Total assets	$75,030	$545,298	$26,372	$646,700
Liabilities:
Derivative liabilities: (3)
Interest rate	$7	$2,457	$19	$2,483
Foreign currency exchange rate	—	1,542	16	1,558
Credit	—	40	—	40
Equity market	4	918	555	1,477
Total derivative liabilities	11	4,957	590	5,558
Net embedded derivatives within liability host contracts (4)	—	7	375	382
Long-term debt of CSEs	—	1,920	26	1,946
Trading liabilities (6)	228	4	—	232
Total liabilities	$239	$6,888	$991	$8,118

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
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)
Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

(2)
See “— Fair Value Option” for additional information on mortgage loans held-for-sale. The amounts in the preceding tables differ from the amounts presented in the consolidated balance sheets as these tables do not include mortgage loans that are stated at lower of amortized cost or estimated fair value.

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

(4)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs in the consolidated balance sheets. At September 30, 2013 and December 31, 2012, equity securities also included embedded derivatives of ($136) million and ($88) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 7% of the total estimated fair value of Level 3 fixed maturity securities.

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
Residential mortgage loans — FVO
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives, or through the use of pricing models for OTC-bilateral and OTC-cleared derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”
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
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs in the consolidated balance sheets.
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
The Company ceded the risk associated with certain of the GMIBs, GMABs and GMWBs previously described. These reinsurance agreements contain embedded derivatives which are included within premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses) or policyholder benefits and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at both September 30, 2013 and December 31, 2012, transfers between Levels 1 and 2 were not significant.
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
Transfers into Level 3 for fixed maturity securities, equity securities, short-term investments, mortgage loans and separate account assets were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or credit spreads.
Transfers out of Level 3 for fixed maturity securities, FVO and trading securities, short-term investments and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

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

					September 30, 2013				December 31, 2012				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities: (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(40)	-	240	66	(50)	-	500	90	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(1,508)	-	711	195	(1,416)	-	876	272	Decrease
			•	Offered quotes (5)	—	-	134	101	—	-	348	115	Increase
	•	Consensus pricing	•	Offered quotes (5)	56	-	116	92	—	-	555	92	Increase
Foreign government	•	Matrix pricing	•	Credit spreads (4)	9	-	1,434	490	(58)	-	150	72	Decrease
	•	Market pricing	•	Quoted prices (5)	62	-	157	98	77	-	146	99	Increase
	•	Consensus pricing	•	Offered quotes (5)	90	-	152	112	82	-	200	117	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(205)	-	3,662	295	9	-	2,980	521	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	22	-	100	97	13	-	109	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	37	-	100	90	28	-	100	75	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	130	-	2,515	349	1	-	9,164	374	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	75	-	104	99	1	-	106	99	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	96	-	96	96					Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	30	-	1,877	129	—	-	1,829	109	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	107	101	40	-	105	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	—	-	106	89	—	-	111	97	Increase (6)
Derivatives:
Interest rate	•	Present value techniques	•	Swap yield (7)	247	-	427		186	-	353		Increase (12)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	193	-	769		228	-	795		Increase (12)
			•	Correlation (8)	38%	-	49%		43%	-	57%
Credit	•	Present value techniques	•	Credit spreads (9)	99	-	100		100	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	14%	-	29%		13%	-	32%		Increase (12)
			•	Correlation (8)	60%	-	60%		65%	-	65%
Embedded derivatives:
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.14%		0%	-	0.14%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.88%		0.05%	-	0.88%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (14)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0.07%	-	20%		(16)
			•	Long-term equity volatilities	15.20%	-	40%		15.18%	-	40%		Increase (17)
			•	Nonperformance risk spread	(0.19)%	-	1.01%		0.10%	-	1.72%		Decrease (18)
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)	The impact of a decrease in input would have the opposite impact on the estimated fair value. For embedded derivatives, changes are based on liability positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

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

(10)	At both September 30, 2013 and December 31, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended September 30, 2013:
Balance, beginning of period	$5,918	$6,008	$1,971	$82	$2,735	$1,050	$3,758	$41
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	5	(6)	—	9	4	3	—
Net investment gains (losses)	4	(14)	2	—	1	(1)	5	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(32)	71	(42)	—	(16)	22	(4)	—
Purchases (3)	297	684	209	—	563	305	636	—
Sales (3)	(249)	(273)	(61)	(2)	(138)	(71)	(309)	(1)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	117	173	68	—	—	—	—	—
Transfers out of Level 3 (4)	(172)	(390)	(78)	(15)	(136)	(133)	(26)	(24)
Balance, end of period	$5,886	$6,264	$2,063	$65	$3,018	$1,176	$4,063	$16
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$5	$(6)	$—	$9	$4	$3	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:				Mortgage Loans:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended September 30, 2013:
Balance, beginning of period	$183	$408	$11	$46	$593	$344	$150	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	1	(43)	3	(2)	—
Net investment gains (losses)	1	(4)	—	—	—	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	6	11	—	—	—	7	—	—
Purchases (3)	6	52	6	—	308	106	67	—
Sales (3)	(11)	(42)	(1)	—	(232)	(266)	—	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(3)	—
Transfers into Level 3 (4)	1	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	(1)	(20)	(5)	—	(20)	—	—	—
Balance, end of period	$185	$405	$11	$47	$606	$192	$212	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$1	$(1)	$2	$(2)	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
	(In millions)
Three Months Ended September 30, 2013:
Balance, beginning of period	$98	$6	$25	$(171)	$(678)	$1,225	$(31)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	4	—
Net derivative gains (losses)	5	3	3	(85)	888	—	—
Other revenues	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	5	(30)	—	—
Other expenses	—	—	—	—	—	—	—
OCI	(11)	—	(1)	—	(16)	—	—
Purchases (3)	—	—	—	—	—	106	—
Sales (3)	—	—	—	—	—	(84)	—
Issuances (3)	—	—	—	—	—	51	—
Settlements (3)	(47)	1	4	—	(217)	(2)	5
Transfers into Level 3 (4)	—	—	—	—	—	162	—
Transfers out of Level 3 (4)	—	(1)	—	—	—	(45)	—
Balance, end of period	$45	$9	$31	$(251)	$(53)	$1,417	$(26)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$5	$6	$3	$(86)	$882	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$6	$(29)	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$7,394	$4,813	$2,386	$74	$2,363	$1,038	$2,680	$76
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	5	5	4	—	8	—	4	—
Net investment gains (losses)	(6)	(13)	6	—	(3)	(1)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	323	135	43	—	108	7	32	1
Purchases (3)	442	630	370	—	249	416	215	15
Sales (3)	(348)	(276)	(254)	—	(114)	(249)	(47)	(6)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	128	172	51	—	11	26	2	—
Transfers out of Level 3 (4)	(239)	(156)	(16)	—	(49)	(23)	(36)	(21)
Balance, end of period	$7,699	$5,310	$2,590	$74	$2,573	$1,214	$2,850	$65
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$3	$5	$5	$—	$8	$—	$4	$—
Net investment gains (losses)	$(3)	$(10)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:				Mortgage Loans:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$282	$432	$13	$26	$1,096	$717	$—	$211
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	7	32	1	—	—
Net investment gains (losses)	8	1	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	(23)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(2)	4	—	—	—	15	—	—
Purchases (3)	76	1	14	—	903	515	—	—
Sales (3)	(102)	(60)	(11)	(2)	(909)	(337)	—	(145)
Issuances (3)	—	—	—	—	—	—	—	2
Settlements (3)	—	—	—	—	—	—	—	(10)
Transfers into Level 3 (4)	—	48	—	—	1	186	—	30
Transfers out of Level 3 (4)	—	—	(2)	—	(2)	—	—	(1)
Balance, end of period	$262	$426	$14	$31	$1,121	$1,097	$—	$64
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$6	$6	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$(22)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs	MSRs (9)	Liability Related to Securitized Reverse Mortgage Loans (9)
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$228	$40	$24	$575	$(3,961)	$1,445	$(81)	$564	$(98)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	18	7	—	—
Net derivative gains (losses)	(7)	20	16	(187)	291	—	—	—	—
Other revenues	—	—	—	—	—	—	—	(37)	—
Policyholder benefits and claims	—	—	—	11	(4)	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
OCI	(16)	—	—	1	(78)	—	—	—	—
Purchases (3)	—	—	—	7	—	144	—	—	—
Sales (3)	—	—	—	—	—	(74)	—	—	97
Issuances (3)	—	—	—	—	—	—	—	4	—
Settlements (3)	12	(2)	—	(82)	(170)	—	26	(41)	1
Transfers into Level 3 (4)	—	—	—	—	—	2	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(128)	—	—	—
Balance, end of period	$217	$58	$40	$325	$(3,922)	$1,407	$(48)	$490	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$7	$—	$—
Net derivative gains (losses)	$(4)	$19	$16	$(195)	$283	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$(24)	$—
Policyholder benefits and claims	$—	$—	$—	$10	$(3)	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Nine Months Ended September 30, 2013:
Balance, beginning of period	$7,433	$6,208	$1,814	$71	$2,037	$1,147	$3,656	$54
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	10	11	3	—	20	2	12	—
Net investment gains (losses)	(27)	(34)	8	—	4	(2)	5	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(38)	(97)	(104)	(2)	108	(28)	(60)	(1)
Purchases (3)	824	1,364	551	—	1,155	549	1,510	1
Sales (3)	(907)	(714)	(105)	(4)	(242)	(339)	(651)	(6)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	324	254	91	—	12	113	—	—
Transfers out of Level 3 (4)	(1,733)	(728)	(195)	—	(76)	(266)	(409)	(32)
Balance, end of period	$5,886	$6,264	$2,063	$65	$3,018	$1,176	$4,063	$16
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$9	$10	$3	$—	$26	$2	$10	$—
Net investment gains (losses)	$(34)	$(3)	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:				Mortgage Loans:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Nine Months Ended September 30, 2013:
Balance, beginning of period	$190	$419	$6	$32	$937	$429	$—	$49
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	6	(12)	3	(2)	—
Net investment gains (losses)	2	(28)	—	—	—	(24)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	—	77	—	—	—	15	—	—
Purchases (3)	11	55	8	—	348	189	214	—
Sales (3)	(15)	(118)	—	(5)	(430)	(414)	—	(45)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(4)
Transfers into Level 3 (4)	1	—	—	14	57	—	—	—
Transfers out of Level 3 (4)	(4)	—	(3)	—	(294)	(6)	—	—
Balance, end of period	$185	$405	$11	$47	$606	$192	$212	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$6	$(5)	$2	$(2)	$—
Net investment gains (losses)	$(1)	$(17)	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs
	(In millions)
Nine Months Ended September 30, 2013:
Balance, beginning of period	$177	$37	$43	$128	$(3,162)	$1,205	$(44)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	25	(1)
Net derivative gains (losses)	(23)	(30)	(12)	(390)	3,609	—	—
Other revenues	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	15	(110)	—	—
Other expenses	—	—	—	—	—	—	—
OCI	(83)	—	—	(1)	193	—	—
Purchases (3)	—	—	—	4	—	249	—
Sales (3)	—	—	—	—	—	(223)	—
Issuances (3)	—	—	—	—	—	71	—
Settlements (3)	(27)	2	—	(7)	(583)	—	19
Transfers into Level 3 (4)	—	—	—	—	—	161	—
Transfers out of Level 3 (4)	1	—	—	—	—	(71)	—
Balance, end of period	$45	$9	$31	$(251)	$(53)	$1,417	$(26)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$(14)	$(28)	$(11)	$(390)	$3,589	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$15	$(106)	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$6,784	$4,370	$2,322	$31	$1,602	$753	$1,850	$53
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	10	16	4	—	20	7	14	—
Net investment gains (losses)	4	(68)	(1)	—	(7)	(37)	2	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	351	233	26	—	149	21	19	4
Purchases (3)	1,371	1,535	1,003	49	1,060	695	1,293	15
Sales (3)	(865)	(708)	(467)	(6)	(315)	(253)	(286)	(7)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	266	254	53	—	76	40	6	—
Transfers out of Level 3 (4)	(222)	(322)	(350)	—	(12)	(12)	(48)	—
Balance, end of period	$7,699	$5,310	$2,590	$74	$2,573	$1,214	$2,850	$65
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$8	$18	$12	$—	$20	$2	$14	$—
Net investment gains (losses)	$(6)	$(27)	$—	$—	$(3)	$(4)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:				Mortgage Loans:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$281	$438	$—	$23	$1,386	$590	$—	$1,414
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	10	12	1	—	—
Net investment gains (losses)	(1)	1	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	(31)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	7	23	—	—	—	10	—	—
Purchases (3)	111	5	14	—	918	1,059	—	1
Sales (3)	(126)	(89)	—	(2)	(1,159)	(455)	—	(1,348)
Issuances (3)	—	—	—	—	—	—	—	6
Settlements (3)	—	—	—	—	—	—	—	(46)
Transfers into Level 3 (4)	3	48	—	—	2	—	—	72
Transfers out of Level 3 (4)	(13)	—	—	—	(38)	(108)	—	(4)
Balance, end of period	$262	$426	$14	$31	$1,121	$1,097	$—	$64
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$9	$1	$(1)	$—	$—
Net investment gains (losses)	$(11)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$(25)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs	MSRs (9)	Liability Related to Securitized Reverse Mortgage Loans (9)
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$666	$(1,175)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	95	(2)	—	—
Net derivative gains (losses)	16	30	44	(470)	802	—	—	—	—
Other revenues	(67)	—	—	—	—	—	—	(122)	1
Policyholder benefits and claims	—	—	—	22	(9)	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
OCI	13	—	—	(1)	(39)	—	—	—	—
Purchases (3)	—	—	—	16	—	294	—	—	—
Sales (3)	—	—	—	—	—	(289)	—	—	1,149
Issuances (3)	—	—	(3)	—	—	1	—	109	—
Settlements (3)	(45)	(16)	(3)	(131)	(473)	(3)	70	(163)	23
Transfers into Level 3 (4)	—	—	—	—	—	25	—	—	—
Transfers out of Level 3 (4)	—	—	1	—	—	(41)	—	—	2
Balance, end of period	$217	$58	$40	$325	$(3,922)	$1,407	$(48)	$490	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(2)	$—	$—
Net derivative gains (losses)	$2	$10	$43	$(474)	$781	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$(88)	$—
Policyholder benefits and claims	$—	$—	$—	$22	$(7)	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—
__________________

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

	Residential Mortgage Loans — FVO (1)		Mortgage Loans Held-for-Sale (2)		Certain Assets and Liabilities of CSEs (3)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Assets:
Unpaid principal balance	$325	$—	$—	$80	$2,020	$2,539
Difference between estimated fair value and unpaid principal balance	(113)	—	—	(31)	76	127
Carrying value at estimated fair value	$212	$—	$—	$49	$2,096	$2,666
Loans in non-accrual status	$—	$—	$—	$3	$—	$—
Loans more than 90 days past due	$—	$—	$—	$23	$—	$—
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$—	$—	$—	$(14)	$—	$—
Liabilities:
Contractual principal balance					$1,918	$2,430
Difference between estimated fair value and contractual principal balance					28	97
Carrying value at estimated fair value					$1,946	$2,527
__________________

(1)	Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$—	$—	$—	$—
Other changes in estimated fair value	(2)	—	(2)	—
Total gains (losses) recognized in net investment income	$(2)	$—	$(2)	$—

(2)
Interest income is included in net investment income. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales are recognized in other revenues. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$—	$(2)	$—	$—
Other changes in estimated fair value	—	(27)	—	71
Total gains (losses) recognized in other revenues	$—	$(29)	$—	$71

(3)
These assets and liabilities are comprised of commercial mortgage loans and long-term debt. Changes in estimated fair value on these assets and liabilities and gains or losses on sales of these assets are recognized in net investment gains (losses). Interest income on commercial mortgage loans held by CSEs is recognized in net investment income. Interest expense from long-term debt of CSEs is recognized in other expenses.

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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$232	$379	$(4)	$(4)	$13	$9
Held-for-sale	$—	$174	$—	$(10)	$—	$(39)
Other limited partnership interests (2)	$70	$61	$—	$(9)	$(39)	$(23)
Real estate joint ventures (3)	$3	$10	$—	$—	$(2)	$(5)
Goodwill (4)	$—	$—	$—	$(1,868)	$—	$(1,868)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2013 and 2012 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both September 30, 2013 and 2012 were not significant.

(4)
As discussed in Note 11 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit. This impairment has been categorized as Level 3 due to the significant unobservable inputs used in the determination of the estimated fair value.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$55,200	$—	$—	$57,639	$57,639
Held-for-sale	225	—	—	225	225
Mortgage loans, net	$55,425	$—	$—	$57,864	$57,864
Policy loans	$11,782	$—	$1,701	$11,900	$13,601
Real estate joint ventures	$107	$—	$—	$177	$177
Other limited partnership interests	$1,013	$—	$—	$1,171	$1,171
Other invested assets	$855	$234	$276	$345	$855
Premiums, reinsurance and other receivables	$4,470	$—	$2,080	$2,466	$4,546
Other assets	$276	$—	$211	$94	$305
Liabilities:
PABs	$140,721	$—	$—	$147,010	$147,010
Bank deposits	$—	$—	$—	$—	$—
Long-term debt	$16,275	$—	$17,889	$—	$17,889
Collateral financing arrangements	$4,196	$—	$—	$3,947	$3,947
Junior subordinated debt securities	$3,193	$—	$3,738	$—	$3,738
Other liabilities	$3,428	$—	$2,161	$1,270	$3,431
Separate account liabilities	$62,984	$—	$62,984	$—	$62,984
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$(14)	$(14)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$(1)	$—	$(1)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$53,926	$—	$—	$57,381	$57,381
Held-for-sale	365	—	—	365	365
Mortgage loans, net	$54,291	$—	$—	$57,746	$57,746
Policy loans	$11,884	$—	$1,690	$12,567	$14,257
Real estate joint ventures	$113	$—	$—	$171	$171
Other limited partnership interests	$1,154	$—	$—	$1,277	$1,277
Other invested assets	$815	$305	$144	$366	$815
Premiums, reinsurance and other receivables	$3,287	$—	$745	$2,960	$3,705
Other assets	$260	$—	$214	$78	$292
Liabilities:
PABs	$149,928	$—	$—	$158,040	$158,040
Bank deposits	$6,416	$—	$2,018	$4,398	$6,416
Long-term debt	$16,502	$—	$18,978	$—	$18,978
Collateral financing arrangements	$4,196	$—	$—	$3,839	$3,839
Junior subordinated debt securities	$3,192	$—	$3,984	$—	$3,984
Other liabilities	$1,913	$—	$673	$1,243	$1,916
Separate account liabilities	$58,726	$—	$58,726	$—	$58,726
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$12	$12
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$22	$—	$22
__________________

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 15 for additional information on these off-balance sheet obligations.
The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:
Mortgage Loans
Mortgage loans held-for-investment
For mortgage loans held-for-investment, estimated fair value is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans.
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
Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities
The estimated fair values of long-term debt and junior subordinated debt securities are principally determined using market standard valuation methodologies. Capital leases, which are not required to be disclosed at estimated fair value, and debt carried at fair value are excluded from the preceding tables.

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
9. Goodwill
At September 30, 2013, the effect of foreign currency translation was a decrease to goodwill of $445 million. The impact by segment was $415 million, $10 million and $20 million related to Asia, EMEA and Latin America, respectively. Other than these foreign currency translation changes, there were no other significant changes to goodwill.
In addition, the Company performed its annual goodwill impairment tests of its reporting units during the third quarter of 2013 primarily using a market multiple valuation approach based upon data at June 30, 2013 and concluded that the fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. Management continues to evaluate current market conditions that may affect the estimated fair values of the reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions may have a significant impact on the estimated fair values of certain reporting units and could result in future impairments of goodwill.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Common Equity Units
Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts
In September 2013, MetLife, Inc. closed the successful remarketing of a portion of the senior debt securities underlying common equity units issued in November 2010 in connection with the acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”). The senior debt securities, which are due September 15, 2023, were remarketed as 4.368% senior debt securities. MetLife, Inc. did not receive any proceeds from the remarketing. Most holders of common equity units used remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts provided proceeds to MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.'s common stock. MetLife, Inc. delivered 22,679,955 shares of its newly issued common stock to settle the stock purchase contracts. See Note 15 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for additional information.
11. Equity
Common Stock
Issuances
In September 2013, MetLife, Inc. issued 22,679,955 new shares of its common stock for $1.0 billion. The issuance was made in connection with the settlement of stock purchase contracts. See Note 10.
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
For the January 1, 2013 – December 31, 2015 performance period, the vested Performance Shares and Performance Units will be multiplied by a performance factor of 0.00 to 1.75. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its financial plan. The estimated fair value of performance shares will be remeasured each quarter until final settlement.
Payout of 2010 - 2012 Performance Shares
Final Performance Shares are paid in shares of MetLife, Inc. common stock. The performance factor for the January 1, 2010 – December 31, 2012 performance period was 0.92. This factor has been applied to the 1,346,025 Performance Shares associated with that performance period that vested on December 31, 2012 and, as a result, 1,238,343 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) were issued, aside from shares that payees choose to defer, in April 2013.
Payout of 2010 - 2012 Performance Units
Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2010 – December 31, 2012 performance period was 0.92. This factor has been applied to the 51,650 Performance Units associated with that performance period that vested on December 31, 2012 and, as a result, the cash value of 47,518 units was paid in April 2013.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., net of income tax, was as follows:

	Three Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$9,709	$734	$(1,825)	$(2,416)	$6,202
OCI before reclassifications	(1,060)	(184)	207	(1)	(1,038)
Amounts reclassified from AOCI	55	(154)	—	35	(64)
Balance, end of period	$8,704	$396	$(1,618)	$(2,382)	$5,100

	Nine Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,590	$829	$(533)	$(2,489)	$11,397
OCI before reclassifications	(4,635)	(439)	(1,085)	1	(6,158)
Amounts reclassified from AOCI	(251)	6	—	106	(139)
Balance, end of period	$8,704	$396	$(1,618)	$(2,382)	$5,100
__________________

(1)	See Note 6 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(96)	$365	Other net investment gains (losses)
Net unrealized investment gains (losses)	22	65	Net investment income
OTTI	(21)	(56)	OTTI on fixed maturity securities
Net unrealized investment gains (losses), before income tax	(95)	374
Income tax (expense) benefit	40	(123)
Net unrealized investment gains (losses), net of income tax	$(55)	$251
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$3	$17	Net derivative gains (losses)
Interest rate swaps	2	6	Net investment income
Interest rate forwards	2	8	Net derivative gains (losses)
Interest rate forwards	1	2	Net investment income
Interest rate forwards	(1)	(2)	Other expenses
Foreign currency swaps	216	(41)	Net derivative gains (losses)
Foreign currency swaps	—	(2)	Net investment income
Foreign currency swaps	1	1	Other expenses
Credit forwards	—	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	224	(10)
Income tax (expense) benefit	(70)	4
Gains (losses) on cash flow hedges, net of income tax	$154	$(6)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(71)	$(212)
Amortization of prior service (costs) credit	17	51
Amortization of defined benefit plan items, before income tax	(54)	(161)
Income tax (expense) benefit	19	55
Amortization of defined benefit plan items, net of income tax	$(35)	$(106)
Total reclassifications, net of income tax	$64	$139
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 13.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Compensation	$1,310	$1,307	$3,828	$4,196
Pension, postretirement and postemployment benefit costs	122	117	367	345
Commissions	1,309	1,442	4,084	4,466
Volume-related costs	239	154	618	402
Interest credited to bank deposits	—	19	2	60
Capitalization of DAC	(1,153)	(1,302)	(3,621)	(3,981)
Amortization of DAC and VOBA	841	1,008	2,623	3,201
Amortization of negative VOBA	(126)	(170)	(410)	(506)
Interest expense on debt and debt issuance costs	317	326	959	1,026
Premium taxes, licenses and fees	173	176	498	519
Professional services	349	432	976	1,210
Rent, net of sublease income	89	107	283	339
Other (1)	507	629	1,933	2,064
Total other expenses	$3,977	$4,245	$12,140	$13,341
__________________

(1)	See Note 3 for information on the Japan income tax refund included in other expenses for the nine months ended September 30, 2013.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges were as follows:

	Three Months Ended September 30,
	2013			2012
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$12	$9	$21	$21	$—	$21
Restructuring charges	14	2	16	46	8	54
Cash payments	(13)	(4)	(17)	(40)	—	(40)
Balance, end of period	$13	$7	$20	$27	$8	$35

	Nine Months Ended September 30,
	2013			2012
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$23	$—	$23	$—	$—	$—
Restructuring charges	51	14	65	93	8	101
Cash payments	(61)	(7)	(68)	(66)	—	(66)
Balance, end of period	$13	$7	$20	$27	$8	$35
Total restructuring charges incurred since inception of initiative	$192	$32	$224	$93	$8	$101
Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2015. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at September 30, 2013.
ALICO Acquisition Integration-Related Expenses
Integration-related costs were $25 million and $115 million for the three months and nine months ended September 30, 2013, respectively, and were $95 million and $239 million for the three months and nine months ended September 30, 2012, respectively. Integration-related costs represent costs directly related to integrating ALICO, including expenses for consulting and the integration of information systems. Such costs have been expensed as incurred and, as the integration of ALICO is an enterprise-wide initiative, these expenses are reported in Corporate & Other.

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
The components of net periodic benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)
Service costs	$59	$56	$16	$19	$5	$5	$—	$—
Interest costs	98	102	4	4	23	26	1	1
Expected return on plan assets	(121)	(121)	(2)	(1)	(18)	(19)	(1)	(1)
Amortization of net actuarial (gains) losses	57	48	—	—	14	15	—	1
Amortization of prior service costs (credit)	2	2	—	—	(19)	(26)	—	—
Net periodic benefit costs	$95	$87	$18	$22	$5	$1	$—	$1

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)
Service costs	$177	$168	$50	$55	$15	$16	$1	$1
Interest costs	292	305	11	13	69	77	2	2
Expected return on plan assets	(363)	(363)	(5)	(5)	(56)	(57)	(1)	(1)
Amortization of net actuarial (gains) losses	171	146	—	—	41	43	—	1
Amortization of prior service costs (credit)	5	5	—	—	(56)	(78)	—	—
Net periodic benefit costs	$282	$261	$56	$63	$13	$1	$2	$3
As disclosed in Note 18 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report, no contributions are required to be made to the Subsidiaries’ U.S. qualified pension plans during 2013; however, during the nine months ended September 30, 2013, $313 million of discretionary contributions were made by the Subsidiaries to those plans.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except share and per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,104,892,638	1,065,041,874	1,099,496,305	1,063,991,836
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	1,886,275	—	628,758	—
Exercise or issuance of stock-based awards (2)	10,517,925	—	8,756,239	5,963,399
Weighted average common stock outstanding for diluted earnings per common share	1,117,296,838	1,065,041,874	1,108,881,302	1,069,955,235
Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$973	$(957)	$2,476	$1,209
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	3	(3)	17	29
Less: Preferred stock dividends	30	30	91	91
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$940	$(984)	$2,368	$1,089
Basic	$0.85	$(0.92)	$2.15	$1.02
Diluted	$0.84	$(0.92)	$2.14	$1.01
Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$2	$—	$1	$17
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$2	$—	$1	$17
Basic	$—	$—	$—	$0.02
Diluted	$—	$—	$—	$0.02
Net Income (Loss):
Net income (loss)	$975	$(957)	$2,477	$1,226
Less: Net income (loss) attributable to noncontrolling interests	3	(3)	17	29
Less: Preferred stock dividends	30	30	91	91
Net income (loss) available to MetLife, Inc.’s common shareholders	$942	$(984)	$2,369	$1,106
Basic	$0.85	$(0.92)	$2.15	$1.04
Diluted	$0.84	$(0.92)	$2.14	$1.03
__________________

(1)
See Note 15 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for a description of the Company’s common equity units. For the three months and nine months ended September 30, 2012, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share, as these assumed shares are anti-dilutive.

(2)
For the three months ended September 30, 2012, 5,928,114 shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share, as these assumed shares would be anti-dilutive.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2013. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2013, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $445 million.
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
As reported in the 2012 Annual Report, MLIC received approximately 5,303 asbestos-related claims in 2012. During the nine months ended September 30, 2013 and 2012, MLIC received approximately 4,256 and 3,909 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2013.
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
Mortgage Regulatory and Law Enforcement Authorities’ Inquiries
MetLife, through its affiliate, MetLife Bank, was engaged in the origination, sale and servicing of forward and reverse residential mortgage loans since 2008. In 2012, MetLife Bank exited the business of originating residential mortgage loans. In 2012 and 2013, MetLife Bank sold its residential mortgage servicing portfolios, and in 2013 wound down its mortgage servicing business. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding the MetLife Bank Divestiture. In August 2013, MetLife Bank merged with and into MLHL, its former subsidiary, with MLHL as the surviving, non-bank entity.
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
In May 2013, MetLife Bank received a subpoena from the U.S. Department of Justice requiring production of documents relating to MetLife Bank’s payment of certain foreclosure-related expenses to law firms and business entities affiliated with law firms and relating to MetLife Bank’s supervision of such payments, including expenses submitted to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corp. and the U.S. Department of Housing and Urban Development (“HUD”) for reimbursement. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MLHL relating to foreclosure practices.
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
The consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. The MetLife Bank Divestiture may not relieve MetLife from complying with the consent decrees, or protect it from inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by these regulatory matters.
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
New York Licensing Inquiry
The Company continues to work with the Department of Financial Services and the Manhattan District Attorney’s Office regarding their inquiries into whether from January 2007 to the present American Life Insurance Company and Delaware American Life Insurance Company conducted insurance business in New York without a license and whether representatives acting on behalf of these companies solicited, sold or negotiated insurance products in New York without a license. Additionally, the New York State Office of the Attorney General Taxpayer Protection Bureau is inquiring concerning American Life Insurance Company’s and Delaware American Life Insurance Company’s New York State premium and franchise tax filings. The Company is cooperating with all regulators.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Sales Practices Regulatory Matters
Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company of Connecticut (“MICC”), New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”), and broker-dealers MetLife Securities, Inc. and New England Securities Corporation. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
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
Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that MetLife, Inc. and another company have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages attributable to MetLife, Inc., including statutory damages and treble damages, are $767 million. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to intervene in the action and noted that the allegations in the complaint “. . . are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. On August 20, 2013, the court granted defendants’ motion to dismiss the action. The Relator has filed notice of its intent to appeal the dismissal.
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a second amended complaint alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Act of 1933 as well as the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (N.D. Alabama, filed in state court on July 5, 2012 and removed to federal court on August 3, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. Defendants removed this action to federal court, and plaintiff has moved to remand the action to state court. The magistrate judge recommended granting the motion to remand to state court and the defendants have objected to that recommendation. The defendants intend to defend this action vigorously.
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
Other Litigation
Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011)
This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and Employee Retirement Income Security Act of 1974 (“ERISA”) claims based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. On June 26, 2012, the district court granted MLIC’s motion to dismiss the complaint. Plaintiffs appealed and the United States Court of Appeals for the Sixth Circuit affirmed the dismissal of the action on September 12, 2013.

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
C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013)
Plaintiff filed this lawsuit against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). Plaintiff has moved to certify a nationwide class of persons who were allegedly sent millions of unsolicited faxes in violation of the TCPA. Plaintiff seeks an award of statutory damages under the TCPA in the amount of $500 for each violation and to have such damages trebled. Trial is scheduled to begin on February 10, 2014.
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
Commitments
Commitments to Fund Partnership Investments
The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.5 billion and $3.4 billion at September 30, 2013 and December 31, 2012, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.2 billion and $3.0 billion at September 30, 2013 and December 31, 2012, respectively.
Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $975 million and $1.2 billion at September 30, 2013 and December 31, 2012, respectively.
16. Subsequent Events
Common Stock Dividend
On October 22, 2013, MetLife, Inc.’s Board of Directors declared a fourth quarter 2013 common stock dividend of $0.275 per share payable on December 13, 2013 to shareholders of record as of November 8, 2013. The Company estimates the aggregate dividend payment to be $311 million.
Credit Facilities
In October 2013, unused availability under the unsecured credit facilities increased by $1.9 billion, as the Company no longer required and therefore canceled $1.9 billion of outstanding letters of credit.

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
MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Home Loans LLC (“MLHL”), the surviving, non-bank entity of the merger of MetLife Bank, National Association (“MetLife Bank”) with and into MLHL. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding MetLife Bank’s exit from substantially all of its businesses (the “MetLife Bank Divestiture”) and other business activities.
On October 1, 2013, MetLife, Inc. completed its previously announced acquisition of Administradora de Fondos de Pensiones Provida S.A. ("Provida"), the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of Provida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the acquisition of Provida.
Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. For example, starting in the first quarter of 2013, the Latin America segment includes U.S. sponsored direct business, comprised of group products sold through sponsoring organizations and affinity groups. Products included are life, dental, group short- and long-term disability, accidental death & dismemberment (“AD&D”) coverages, property & casualty and critical illness. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.

We continue to experience an increase in sales in several of our businesses; however, global economic conditions continue to negatively impact the demand for several of our products. Also, with the continued focus on pricing discipline and risk management in this challenging economic environment, additional changes to product features resulted in a decrease in sales of variable annuities. An increase in average separate accounts from both equity market performance and positive net flows produced higher asset-based fee revenue. The sustained low interest rate environment reduced investment yields, but also reduced crediting rates. In addition, the impact of the nonperformance risk adjustment on variable annuity embedded derivatives and changes in interest rates resulted in a decrease in derivative losses. Also, the prior period included a goodwill impairment charge.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Income (loss) from continuing operations, net of income tax	$973	$(957)	$2,476	$1,209
Less: Net investment gains (losses)	(85)	22	339	(152)
Less: Net derivative gains (losses)	(546)	(718)	(2,866)	(604)
Less: Goodwill impairment	—	(1,868)	—	(1,868)
Less: Other adjustments to continuing operations (1)	(472)	(472)	(1,326)	(1,619)
Less: Provision for income tax (expense) benefit	546	632	1,510	1,048
Operating earnings	1,530	1,447	4,819	4,404
Less: Preferred stock dividends	30	30	91	91
Operating earnings available to common shareholders	$1,500	$1,417	$4,728	$4,313
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
During the three months ended September 30, 2013, income (loss) from continuing operations, net of income tax, increased $1.9 billion over the prior period. The change was predominantly due to a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. Retail annuities business that was recorded in the prior period. A favorable change in net derivatives gains (losses) of $172 million ($112 million, net of income tax) was primarily driven by the impact of the nonperformance risk adjustment on variable annuity embedded derivatives and changes in interest rates. An increase in operating earnings available to common shareholders also contributed to the increase in income (loss) from continuing operations, net of income tax. Also included in income (loss) from continuing operations, net of income tax, were the results of the Divested Businesses, which improved $49 million to a loss of $22 million compared with a loss of $71 million in the prior period.
The increase in operating earnings available to common shareholders was primarily driven by higher asset-based fee revenues due to growth in our average separate account assets and a higher tax benefit, partially offset by unfavorable mortality and claims experience and an increase in expenses. The sustained low interest rate environment negatively impacted investment yields; however, it also resulted in lower crediting rates.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
During the nine months ended September 30, 2013, income (loss) from continuing operations, net of income tax, increased $1.3 billion over the prior period. The change was predominantly due to a non-cash charge in the prior period of $1.9 billion ($1.6 billion, net of income tax) for goodwill impairment associated with our U.S. Retail annuities business. In addition, operating earnings available to common shareholders increased by $415 million and net investment gains (losses) increased by $491 million ($319 million, net of income tax) primarily due to an increase in net gains on sales of fixed maturity securities in the current period coupled with a decrease in impairments of fixed maturity securities. These increases were partially offset by an unfavorable change in net derivatives gains (losses) of $2.3 billion ($1.5 billion, net of income tax) which was primarily driven by changes in interest rates and foreign currency exchange rates. Also included in income (loss) from continuing operations, net of income tax, were the results of the Divested Businesses, which improved $207 million to a loss of $120 million from a loss of $327 million in the prior period.

The increase in operating earnings available to common shareholders was primarily driven by higher asset-based fee revenues due to growth in our average separate account assets and an increase in net investment income due to growth in our investment portfolio. The sustained low interest rate environment negatively impacted investment yields; however, it also resulted in lower crediting rates. These favorable results were partially offset by unfavorable mortality and claims experience. In addition, the prior period included a $52 million charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the acceleration of benefit payments to policyholders under the settlements of such claims.
Consolidated Company Outlook
In 2013, despite pressure from low interest rates, we expect a solid improvement in operating earnings over 2012, driven primarily by the following:

•	Growth in premiums, fees and other revenues driven by:

-	Rational pricing strategy in the group insurance marketplace;

-	Increased fee revenue reflecting the benefit of higher equity markets on our separate account balances; and

-
Increases in our businesses outside of the U.S., notably accident & health, from continuing organic growth throughout our various geographic regions and leveraging of our multichannel distribution network.

•
Expanding our presence in emerging markets, including potential merger and acquisition activity. We expect that by 2016, more than 20% of our operating earnings will come from emerging markets, with the acquisition of Provida contributing to this increase.

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

We expect only modest net investment gains in 2013, but more difficult to predict is the impact of potential changes in fair value of freestanding and embedded derivatives as even relatively small movements in market variables, including interest rates, equity levels and volatility, can have a large impact on the fair value of derivatives and net derivative gains (losses). Additionally, changes in fair value of embedded derivatives within certain insurance liabilities may have a material impact on net derivative gains (losses) related to the inclusion of a nonperformance risk adjustment.
As part of an enterprise-wide strategic initiative, by 2016, we expect to increase our operating return on common equity, excluding accumulated other comprehensive income (“AOCI”), to the low end of the 12% to 14% range, driven by higher operating earnings. If we were to assume no share buybacks through year-end 2016, our estimated operating return on equity target range for 2016 would be approximately 100 basis points lower than this previously noted range, all other assumptions held constant. We will leverage our scale to improve the value we provide to customers and shareholders in order to achieve $1 billion in efficiencies, $600 million of which we expect to be related to net pre-tax expense savings, and $400 million of which we expect to be reinvested in our technology, platforms and functionality to improve our current operations and develop new capabilities. We also continue to shift our product mix toward protection products and away from more capital-intensive products, in order to generate more predictable operating earnings and cash flows, and improve our risk profile and free cash flow.

In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. The companies to be merged consist of MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company (“MLI-USA”) and MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products issued by our U.S. insurance companies. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was domesticated to Delaware in October 2013. These mergers are expected to occur towards the end of 2014, subject to regulatory approvals. As a result of these mergers, it is anticipated that the need to use holding company cash to fund derivative collateral requirements will be alleviated and transparency will be increased relative to our capital allocation and variable annuity risk management. See “— Industry Trends — Regulatory Developments — U.S. Regulatory Developments,” “Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” and “— Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries” for further information regarding the domestication of Exeter.
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
Financial markets have also been affected by concerns over U.S. fiscal policy. While uncertainty regarding the “fiscal cliff” (a series of tax increases and automatic government spending cuts that would have become effective at the beginning of 2013) was abated following a last minute Congressional compromise on January 1, 2013, questions over the direction of U.S. fiscal policy remain, as illustrated by the most recent debt ceiling crisis. Just before the October 17, 2013 deadline, on October 16, 2013, Congress reached an agreement to temporarily avert a default on U.S. debt obligations by again raising the U.S. federal government’s debt ceiling until February 7, 2014. However, unless long-term steps are taken to raise the debt ceiling and reduce the federal deficit, rating agencies have warned of the possibility of future downgrades of U.S. Treasury securities. These issues could, on their own, or combined with the possible slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere.
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”) and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. See “— Investments — Current Environment” for information regarding credit ratings downgrades, support programs for Europe’s perimeter region and Cyprus and our exposure to obligations of European governments and private obligors.

The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or be unable or unwilling to comply with the terms of any aid provided to them, that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region or Cyprus could experience financial stress, or that one or more countries may exit the Euro zone, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the European Central Bank (“ECB”) announced a new bond buying program, Outright Monetary Transactions, intended to stabilize the European financial crisis and help certain countries struggling with their levels of sovereign debt. This program involves the purchase by the ECB of unlimited quantities of short-term sovereign bonds, with maturities of one to three years. These large scale purchases of short-term sovereign bonds are intended to increase the price of the bonds, and lower their interest rates, making it less expensive for certain countries to borrow money. As a condition to participating in this program, countries must agree to strict levels of economic reform and oversight. This bond buying program has not been activated to date, but the possibility of its use by the ECB has succeeded in reducing investor concerns over Euro zone break-up risk and lowering sovereign yields in Europe’s perimeter region and Cyprus. The Euro zone has recently emerged from its recession, but growth is expected to remain relatively muted, as structural reforms still need to be implemented. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” included in MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. See also “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”
The Japanese economy, to which we face substantial exposure given our operations there, has been weak for over two decades and has endured a long period of deflation, which have led to a deterioration in public finances. The global financial crisis and March 2011 earthquake and related events further pressured Japan’s budget outcomes and public debt levels. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other advanced country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the announcement of a supplementary budget stimulus program totaling 2% of gross domestic product and the adoption of a 2% inflation target by the Bank of Japan. In early April 2013, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. In October 2013, the government agreed to raise the consumption tax from 5% to 8% effective April 1, 2014. While this was a positive step, the fiscal impact is likely to be neutral given the accompanying stimulus spending package. Although the yen has weakened, deflationary pressures have eased and the stock market has rallied on the back of these announcements, it is too soon to tell whether these actions will have a sustained impact on Japan’s economy. Japan’s public debt trajectory could continue to rise until a strategy to consolidate public finances and growth-enhancing reforms are implemented.
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

On October 30, 2013, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) decided to await further evidence of sustained growth in the economy before adjusting the pace of its purchases of agency mortgage-backed securities from the current $40 billion per month and the pace of its purchases of longer-term U.S. Treasury securities from the current $45 billion per month. These quantitative easing measures are intended to stimulate the economy by keeping interest rates at low levels. The FOMC will closely monitor economic and financial developments in determining when to moderate these quantitative easing measures, including with respect to the rates of unemployment, inflation and long-term inflation. Any determination by the Federal Reserve Board to moderate the pace of its bond purchases will be dependent on subsequent economic data remaining broadly aligned with its current expectations for a strengthening in the U.S. economy. Any action by the Federal Reserve Board to reduce its quantitative easing program will potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, and may affect interest rates and risk markets in other developed and emerging economies. Even after the quantitative easing program ends and the economy strengthens, the FOMC indicated that it anticipates keeping the target range for the federal funds rate at 0 to .25%, again subject to certain unemployment, inflation and long-term inflation thresholds. On October 9, 2013, President Obama nominated Janet Yellen as the new Chairman of the Federal Reserve Board. The appointment, subject to confirmation by the U.S. Senate, will be effective in January 2014. The appointment may affect monetary policy in an uncertain manner as current monetary policies may or may not be followed under a new Chairman.
Central banks in other parts of the world, including the ECB, the Bank of England, the Bank of Australia and the Central Bank of China, have followed the actions of the Federal Reserve Board to lower interest rates. The collective effort globally to lower interest rates was in response to concerns about Europe’s sovereign debt crisis and slowing global economic growth. We cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”
In periods of declining interest rates, we may have to invest insurance cash flows and reinvest the cash flows we received as interest or return of principal on our investments in lower yielding instruments. Moreover, borrowers may prepay or redeem the fixed income securities, commercial, agricultural or residential mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates. Therefore, some of our products expose us to the risk that a reduction in interest rates will reduce the difference between the amounts that we are required to credit on contracts in our general account and the rate of return we are able to earn on investments intended to support obligations under these contracts. This difference between interest earned and interest credited, or margin, is a key metric for the management of, and reporting for, many of our businesses.
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
The Company has performed sensitivity analyses based on our 2012 annual assumption review to estimate the potential effect on the Company of a protracted low interest rate environment. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment" included in MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The Company is currently performing a sensitivity analysis based on assumptions determined during its 2013 annual assumption review completed during the third quarter of 2013. Updated information regarding the Company's sensitivity analysis will be disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013.

Mitigating Actions
The Company has been and continues to be proactive in its investment strategies and interest crediting rate strategies, as well as its product design, product mix and availability to mitigate the risk of unfavorable consequences from the low interest rate environment. The Company applies disciplined ALM strategies, including the use of derivatives, primarily interest rate swaps, floors and swaptions, to mitigate the risk of sustained low interest rates in the U.S. A significant portion of these derivatives were entered into prior to the onset of the current low U.S. interest rate environment. In some cases, the Company has entered into offsetting positions as part of its overall ALM strategy and to reduce volatility in net income. Lowering interest crediting rates on some products, or adjusting the dividend scale on traditional products, can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, requirements to obtain regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our margins could decrease or potentially become negative. We are able to limit or close certain products to new sales in order to manage exposures. Business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. In addition, the Company is well diversified across product, distribution, and geography. Certain of our non-U.S. businesses, reported within our Latin America and EMEA segments, which accounted for approximately 15% of our operating earnings in 2012, are not significantly interest rate or market sensitive; in particular, they do not have any direct sensitivity to U.S. interest rates. The Company’s primary exposure within these segments is insurance risk. We expect our non-U.S. businesses to grow faster than our U.S. businesses and, over time, to become a larger percentage of our total business. As a result of the foregoing, the Company expects to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on the Company’s profitability. Based on a near to intermediate term analysis of a sustained lower interest rate environment in the U.S., the Company anticipates operating earnings will continue to increase, although at a slower growth rate.
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

The regulation of the global financial services industry has received renewed scrutiny as a result of the recent financial crisis. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” See also “Business — U.S. Regulation,” “Business — International Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2012 Annual Report. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time. See “Business — U.S. Regulation” included in the 2012 Annual Report.
U.S. Regulatory Developments
Insurance Regulatory Examinations
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (“SEC”), have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company (“MLIC”), MetLife Securities, Inc., New England Life Insurance Company, New England Securities Corporation, General American Life Insurance Company and MICC. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.
Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the New York State Department of Financial Services (“Department of Financial Services”) or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk based capital ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. The companies to be merged consist of MICC, MLI-USA and MLIIC, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter, a reinsurance company that mainly reinsures guarantees associated with variable annuity products issued by our U.S. insurance companies. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was domesticated to Delaware in October 2013. These anticipated mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators. For more information on our use of captive reinsurers, see “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations” and Note 11 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. In January 2013, MetLife, Inc. was the subject of a Supervisory College meeting which was chaired by the Department of Financial Services and was attended by MetLife, Inc.’s key U.S. and international insurance regulators. MetLife, Inc. has not received any report or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business.

Surplus and Capital; Risk-Based Capital
The Department of Financial Services recently announced a discontinuation of its most recent amendment to Regulation 147 which governed the valuation of life insurance policies. The amendment reflected the recent changes made by the NAIC to Actuarial Guideline 38 (which impacts the valuation of universal life policies with secondary guarantees (“ULSG”)). Following this action, effective December 31, 2013, New York licensed insurers will be required to comply with a prior version of the regulation. The change in the regulation is expected to have a minimal reserve impact on new sales of our one remaining ULSG product but is expected to result in increases of statutory reserves on in-force ULSG policies issued by MLIC. Such increases to reserves are not expected to have a material impact on MLIC’s statutory financial results.
The Department of Financial Services issues an annual “Special Considerations” circular letter to New York licensed insurers dictating tests to be performed as part of insurers’ asset adequacy testing. The Department of Financial Services issued its 2013 Special Considerations letter on October 31, 2013. The letter mandates the use of certain assumptions in the 2013 asset adequacy testing which were previously required as sensitivity test disclosures. The Company is currently assessing the impact on its statutory financial results, however, these mandated assumptions are expected to reduce asset adequacy testing margins and may result in the need for statutory reserve strengthening. Further, these provisions in the Special Considerations letter may result in increases in risk-based capital requirements.

On July 26, 2013, the NAIC adopted a change to the methodology for calculating the RBC risk charges associated with commercial and agricultural mortgage loans. Prior to the adoption of this methodology change, the risk charges were calculated based on an insurance company's portfolio level experience as compared to an industry average. The newly adopted change considers each loan's risk in the calculation of these risk charges. This methodology applies to each of MetLife, Inc.'s U.S. insurance subsidiaries. The Company is currently evaluating the impact of this adoption on its RBC ratio, which is provided in its statutory annual statements. We are not aware of any other potential NAIC actions that would have a material impact on the RBC of our U.S. insurance subsidiaries.

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements and will likely impose additional regulation on the Company, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, increased margin requirements including the requirement to pledge initial margin for OTC Cleared transactions entered into after June 10, 2013 and for OTC Uncleared transactions entered into after the phase-in period, which would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes MetLife, Inc. to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. MetLife, Inc. uses derivatives to mitigate a wide range of risks in connection with its businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of Dodd-Frank.

Potential Regulation as a Non-Bank SIFI
Regulation of MetLife as a non-bank systemically important financial institution (“non-bank SIFI”) could materially and adversely affect our business. The Federal Reserve Board has proposed a set of prudential standards that would apply to non-bank SIFIs, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning through international crisis management groups and under federal regulation. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the Financial Stability Oversight Council (“FSOC”), to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. However, on October 24, 2013, the Federal Reserve Board proposed a rule that would set standardized liquidity requirements for banking organizations, as well as some non-bank SIFIs. The proposed rule would require covered institutions to hold minimum amounts of high quality-liquid assets, but expressly excepts from coverage non-bank SIFIs with substantial insurance operations. Therefore, this proposed rule would not be applicable to MetLife even were it to be designated by the FSOC as a non-bank SIFI. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation-U.S. — Federal Regulatory Agencies.”
Consumer Protection Laws
Numerous federal and state laws affect MetLife, Inc.’s earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services we provide.
In August 2013, MetLife Bank merged with and into MLHL, its former subsidiary, with MLHL as the surviving, non-bank entity. The sole purpose of MLHL is to wind-down the limited remaining activities and fulfill remaining obligations and duties of MetLife Bank, some of which subject MLHL to certain federal consumer financial protection laws and certain state laws.
Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA, or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In October 2011, the DOL issued final regulations that provide limited relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for these broker-dealers and their affiliates.

Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our broker-dealers. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2014. See "Business — U.S. Regulation — Employee Retirement Income Security Act of 1974 ("ERISA") Considerations" included in the 2012 Annual Report.
International Regulatory Developments
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate and are exposed to increased political, legal, financial, operational and other risks. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators. For example, the current administration in Mexico has announced a number of broad-ranging financial, regulatory and other reform proposals, including proposals relating to taxes, some of which could adversely affect our businesses in Mexico if enacted. See “— Solvency II” below, as well as “Business — International Regulation” and “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2012 Annual Report. In addition, in October 2013, the government of Poland released draft legislation regarding the country's pension system reform that, if adopted, will negatively impact future operating earnings related to our pension business in Poland. This legislation, if adopted, is expected to be effective in early 2014. See "— Results of Operations — Segment Results and Corporate & Other — EMEA— Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012" for a discussion of a write-down of DAC associated with this business.
Solvency II
Our insurance business throughout the European Economic Area is also subject to the evolving Solvency II package of measures. Solvency II was adopted by the EU institutions (European Council, Commission and Parliament) in 2009. The law codifies and harmonizes EU regulation for insurance undertakings established in the EU. It establishes new risk management practices, solvency capital standards and disclosure requirements. Solvency II is accompanied by Omnibus II, an implementing directive that also contains provisions on the capital treatment of products with long-term guarantees. Omnibus II is still being negotiated, despite the fact that Solvency II has already been adopted by the EU institutions referenced above. However, Solvency II cannot be implemented without Omnibus II. Uncertainty about the implementation of the Solvency II package has been reduced since the European Commission published a “quick-fix” directive officially extending the implementation date to January 1, 2016, from January 1, 2014. The industry is in general agreement that this implementation date will be met, because agreement on Omnibus II is expected by the end of 2013. Meanwhile, due to the delays to the Solvency II package, the European Insurance and Occupational Pensions Authority (“EIOPA”) will introduce Interim Guidelines on January 1, 2014 that would require national EU regulators to prepare firms for Solvency II implementation in 2016 (by requiring certain reporting and organizational requirements). The final guidelines were published on September 27, 2013. Since EIOPA and EU member states continue to consider what aspects could be adopted to continue the development of a more risk-based prudential framework, we may need to accelerate or adjust our implementation accordingly.

In addition, our insurance business in Mexico will be impacted by Mexico’s insurance law reform, adopted in February 2013 (effective in April 2015). The law reform envisions a Solvency II-type regulatory framework, instituting changes to reserve and capital requirements and corporate governance and fostering greater transparency. The new regime includes secondary regulations subject to a 16-month consultation period, during which quantitative and qualitative impact studies will be performed and input from affected companies will be reviewed. Our Solvency II program is governed by steering committees comprised of senior management. See “Business — International Regulation” included in the 2012 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Regulatory Developments Relating to Solvency II” included in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions by devising a process for designating global systemically important insurers (“G-SIIs”). On July 18, 2013, the IAIS published a revised assessment methodology for identifying G-SIIs and a framework of policy measures to be applied to G-SIIs, and the FSB published its initial list of nine G-SIIs, which includes MetLife, Inc. The FSB will update the list annually beginning in 2014.

For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital requirements on those activities. G-SII backstop capital requirements for the calculation of additional capital are to be developed by the end of 2014, for application beginning in 2019. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016. This global insurance capital standard will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators led by a regulator with group-wide supervisory authority and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife Inc. and other designated G-SIIs in the U.S., is uncertain. See “Business — International Regulation” included in the 2012 Annual Report.
Mortgage and Foreclosure-Related Exposures
MetLife, through its affiliate, MetLife Bank, was engaged in the origination, sale and servicing of forward and reverse residential mortgage loans since 2008. In 2012, MetLife Bank exited the business of originating residential mortgage loans. In 2012 and 2013, MetLife Bank sold its residential mortgage servicing portfolios, and in 2013 wound down its mortgage servicing business. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding the MetLife Bank Divestiture. In August 2013, MetLife Bank merged with and into MLHL, its former subsidiary, with MLHL as the surviving, non-bank entity.

In conjunction with the sales of residential mortgage loans and servicing portfolios, MetLife Bank has made representations and warranties that the loans sold met certain requirements (relating, for example, to the underwriting and origination of the loans), and that the loans were serviced in accordance with investor guidelines. Notwithstanding its exit from the origination and servicing businesses, MetLife Bank remained obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Estimation of repurchase liability arising from breaches of origination representations and warranties requires considerable management judgment. MetLife Bank considers the level of outstanding unresolved repurchase demands and challenges to mortgage insurance, probable future demands in light of historical experience and changes in general economic conditions such as unemployment and the housing market, and the likelihood of recovery from indemnifications made to MetLife Bank relating to loans that MetLife Bank acquired rather than originated. Reserves for representation and warranty repurchases and indemnifications were $101 million and $95 million at September 30, 2013 and December 31, 2012, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims as well as projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $44 million and $54 million at September 30, 2013 and December 31, 2012, respectively. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.
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
In May 2013, MetLife Bank received a subpoena from the U.S. Department of Justice requiring production of documents relating to MetLife Bank’s payment of certain foreclosure-related expenses to law firms and business entities affiliated with law firms and relating to MetLife Bank’s supervision of such payments, including expenses submitted to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corp. and the U.S. Department of Housing and Urban Development (“HUD”) for reimbursement. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MLHL relating to foreclosure practices.
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

The consent decrees, as well as the inquiries or investigations referred to above, could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. The MetLife Bank Divestiture may not relieve MetLife from complying with the consent decrees, or protect it from inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by these regulatory matters.
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
Our economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistical based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife staff is responsible for the on-going production and enhancement to the framework and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

Acquisitions and Disposition
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Results of Operations
Consolidated Results
We have experienced growth and an increase in sales in several of our businesses, both domestic and foreign. In the U.S., economic recovery, while continuing to be slow and unsteady, resulted in growth in our dental business through increased enrollment, improved persistency, and the positive impact of pricing actions on existing business. Despite the sustained low interest rate environment, we have seen modest growth in our closeout premiums in the U.S., however our U.K. closeout premiums have declined. Sales of variable annuities declined in response to additional changes to guarantee features as we continue to focus on pricing discipline and risk management in this challenging economic environment. In our property & casualty businesses, we experienced higher policy sales, as well as an increase in premiums for new policies. Sales in the majority of our businesses abroad have improved despite the challenging economic environment in certain European countries.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Revenues
Premiums	$9,094	$9,096	$27,403	$27,386
Universal life and investment-type product policy fees	2,372	2,131	7,034	6,306
Net investment income	5,026	5,517	16,385	16,436
Other revenues	476	455	1,446	1,445
Net investment gains (losses)	(85)	22	339	(152)
Net derivative gains (losses)	(546)	(718)	(2,866)	(604)
Total revenues	16,337	16,503	49,741	50,817
Expenses
Policyholder benefits and claims and policyholder dividends	9,784	9,298	28,781	28,008
Interest credited to policyholder account balances	1,600	2,102	6,036	5,681
Goodwill impairment	—	1,868	—	1,868
Capitalization of DAC	(1,153)	(1,302)	(3,621)	(3,981)
Amortization of DAC and VOBA	841	1,008	2,623	3,201
Amortization of negative VOBA	(126)	(170)	(410)	(506)
Interest expense on debt	317	326	959	1,026
Other expenses	4,098	4,383	12,589	13,601
Total expenses	15,361	17,513	46,957	48,898
Income (loss) from continuing operations before provision for income tax	976	(1,010)	2,784	1,919
Provision for income tax expense (benefit)	3	(53)	308	710
Income (loss) from continuing operations, net of income tax	973	(957)	2,476	1,209
Income (loss) from discontinued operations, net of income tax	2	—	1	17
Net income (loss)	975	(957)	2,477	1,226
Less: Net income (loss) attributable to noncontrolling interests	3	(3)	17	29
Net income (loss) attributable to MetLife, Inc.	972	(954)	2,460	1,197
Less: Preferred stock dividends	30	30	91	91
Net income (loss) available to MetLife, Inc.’s common shareholders	$942	$(984)	$2,369	$1,106

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
During the three months ended September 30, 2013, income (loss) from continuing operations, before provision for income tax, increased $2.0 billion ($1.9 billion, net of income tax) from the prior period primarily driven by a prior period goodwill impairment charge, along with a favorable change in net derivative gains (losses). Also included in income (loss) from continuing operations, before provision for income tax, are the improved results of the Divested Businesses.
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

	Three Months Ended September 30,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(286)	$(135)
Foreign currency exchange rate	(176)	(174)
Credit	65	2
Equity	(54)	1
Non-VA embedded derivatives	6	(31)
Total non-VA program derivatives	(445)	(337)
VA program derivatives
Market risks in embedded derivatives	1,247	1,036
Nonperformance risk on embedded derivatives	(145)	(534)
Other risks in embedded derivatives	(210)	(244)
Total embedded derivatives	892	258
Freestanding derivatives hedging embedded derivatives	(993)	(639)
Total VA program derivatives	(101)	(381)
Net derivative gains (losses)	$(546)	$(718)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $108 million ($70 million, net of income tax). This was primarily due to long-term interest rates increasing more significantly in the current period than in the prior period, unfavorably impacting receive-fixed interest rate swaps, receiver swaptions and net long interest rate floors. These freestanding derivatives were primarily hedging long duration liability portfolios. Additionally, an increase in key equity index levels in the current period unfavorably impacted recently purchased equity put options hedging macro exposure to adverse changes in equity index levels. These unfavorable changes were partially offset by the favorable impact of credit spreads narrowing less in the current period than the prior period on net purchased credit default swaps, as well as a reduction in the average notional amount of certain purchased credit default swaps in the current period compared to the prior period. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $280 million ($182 million, net of income tax). This was due to a favorable change of $389 million ($253 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and a favorable change of $34 million ($22 million, net of income tax) on other risks in embedded derivatives, partially offset by an unfavorable change of $143 million ($93 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The nonperformance risk adjustment loss of $145 million ($94 million, net of income tax) in the current period was comprised of a loss of $129 million due to a decrease in the Company’s own credit spread, as well as a loss of $16 million due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees. The Company calculates the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes the Company’s own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.

When equity index levels decrease in isolation, the variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free rate, thus creating a gain from including an adjustment for nonperformance risk.
When the risk free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free rate, thus creating a gain from including an adjustment for nonperformance risk.
When the Company’s own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if the Company’s own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.
The foregoing $34 million ($22 million, net of income tax) favorable change in other risks in embedded derivatives was primarily due to:

•
Periodic updates to actuarial assumptions, such as changes in policyholder behavior and mortality, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives. Beginning this year, the timing of the annual global review of assumptions was changed from the fourth quarter to the third quarter.

•	The mismatch of fund performance between actual and modeled funds, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	A decrease in the risk margin adjustment caused by lower policyholder behavior risks, which resulted in a favorable period over period change in the valuation of the embedded derivatives.

•	Refinements in the valuation model to better reflect product features, which resulted in a favorable period over period change in the valuation of the embedded derivatives.

•
A combination of other factors, such as in-force changes, the cross effect of capital markets changes, and the basis mismatch between assets and liabilities, which resulted in a favorable period over period change in the valuation of the embedded derivatives.

The foregoing $143 million ($93 million, net of income tax) unfavorable change is comprised of a $354 million ($230 million, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was offset by a $211 million ($137 million, net of income tax) favorable change in market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term U.S. interest rates increased more significantly in the current period than in the prior period and long-term Japanese interest rates decreased more significantly in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•
Key equity index levels increased more significantly in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.
The unfavorable change in net investment gains (losses) primarily reflects net losses on sales of fixed maturity securities in the current period.
In addition, the prior period included a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. Retail annuities businesses. During 2013, the actuarial assumptions review process was accelerated from the fourth quarter to the third quarter to be in line with the annual goodwill testing. As such, we performed our annual review of actuarial assumptions during the current period. The results of the current period include a $101 million ($69 million, net of income tax) charge associated with the global review of assumptions related to reserves and DAC, of which $138 million ($90 million, net of income tax) was recognized in net derivative gains (losses). Of the $101 million charge, $228 million ($150 million, net of income tax) is related to reserves, offset by $127 million ($81 million, net of income tax) associated with DAC. The foregoing $138 million loss recorded in net derivative gains (losses) associated with the global review of assumptions was included within the other risks in embedded derivatives caption in the table above.

As a result of the global review of assumptions, changes were made to policyholder behavior and mortality assumptions, as well as to economic assumptions. The most significant impacts were in Retail annuities.

•	Changes to policyholder behavior and mortality assumptions resulted in reserve increases, offset by favorable DAC, for a net loss of $154 million ($103 million, net of income tax).

•	Changes in economic assumptions resulted in a decrease in reserves, offset by unfavorable DAC, for a net benefit of $53 million ($34 million, net of income tax).
Income (loss) from continuing operations, before provision for income tax, related to the Divested Businesses increased $78 million to a loss of $30 million in the third quarter of 2013 from a loss of $108 million in the prior period. Included in this earnings improvement was a decrease in total revenues of $52 million, before income tax, and a decrease in total expenses of $130 million, before income tax.
Income tax expense for the three months ended September 30, 2013 was $3 million, or less than 1% of income (loss) from continuing operations before income tax, compared with an income tax benefit of $53 million, or 5% of income (loss) from continuing operations before income tax, for the prior period. The Company’s third quarter 2013 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate, including tax benefits in Japan related to the 2012 branch restructuring and the estimated reversal of temporary differences. The Company’s third quarter 2012 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, as previously mentioned, the prior period included a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment. The tax benefit associated with this charge was limited to $247 million on the associated tax goodwill.
As more fully described in “─ Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $83 million, net of income tax, to $1.5 billion, net of income tax, for the three months ended September 30, 2013 from $1.4 billion, net of income tax, in the prior period.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
During the nine months ended September 30, 2013, income (loss) from continuing operations, before provision for income tax, increased $865 million ($1.3 billion, net of income tax) over the prior period primarily driven by a prior period goodwill impairment charge combined with favorable changes in net investment gains (losses) and operating earnings, partially offset by an unfavorable change in net derivative gains (losses). Also included in income (loss) from continuing operations, before provision for income tax, are the improved results of the Divested Businesses.
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

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(1,452)	$453
Foreign currency exchange rate	(988)	(161)
Credit	124	(105)
Equity	(37)	1
Non-VA embedded derivatives	108	(79)
Total non-VA program derivatives	(2,245)	109
VA program derivatives
Market risks in embedded derivatives	4,433	2,430
Nonperformance risk on embedded derivatives	(795)	(1,170)
Other risks in embedded derivatives	(85)	(508)
Total embedded derivatives	3,553	752
Freestanding derivatives hedging embedded derivatives	(4,174)	(1,465)
Total VA program derivatives	(621)	(713)
Net derivative gains (losses)	$(2,866)	$(604)

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $2.4 billion ($1.5 billion, net of income tax). This was primarily due to long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps, long interest rate floors and receiver swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. The weakening of the Japanese yen relative to other key currencies unfavorably impacted foreign currency forwards and futures that primarily hedge certain bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $92 million ($60 million, net of income tax). This was due to a favorable change of $423 million ($275 million, net of income tax) on other risks in embedded derivatives and a favorable change of $375 million ($244 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, partially offset by an unfavorable change of $706 million ($459 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The nonperformance risk adjustment loss of $795 million ($517 million, net of income tax) in the current period was comprised of a loss of $281 million due to a decrease in the Company’s own credit spread, as well as a loss of $514 million due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees. The Company calculates the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes the Company’s own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.
The foregoing $423 million ($275 million, net of income tax) favorable change in other risks in embedded derivatives was primarily due to:

•	Refinements in the attribution analysis and valuation model to better reflect product features, which resulted in favorable period over period change in the valuation of the embedded derivatives.

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

•
Periodic updates to actuarial assumptions, such as changes in policyholder behavior and mortality, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives. Beginning this year, the timing of the annual global review of assumptions was changed from the fourth quarter to the third quarter.

•
Modeling refinement in the economic scenario generator and periodic updates of future capital market assumptions to better reflect the future capital markets environment, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•
A combination of other factors, such as in-force changes, the cross effect of capital markets changes, and the basis mismatch between assets and liabilities, which resulted in a favorable period over period change in the valuation of the embedded derivatives.

The foregoing $706 million ($459 million, net of income tax) unfavorable change is comprised of a $2.7 billion ($1.8 billion, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was offset by a $2.0 billion ($1.3 billion, net of income tax) favorable change in market risks in embedded derivatives.

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
In addition, the prior period included a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. Retail annuities businesses. During 2013, the actuarial assumptions review process was accelerated from the fourth quarter to the third quarter to be in line with the annual goodwill testing. As such, we performed our annual review of actuarial assumptions during the current period. The results of the current period include a $101 million ($69 million, net of income tax) charge associated with the global review of assumptions related to reserves and DAC, of which $138 million ($90 million, net of income tax) was recognized in net derivative gains (losses). Of the $101 million charge, $228 million ($150 million, net of income tax) is related to reserves, offset by $127 million ($81 million, net of income tax) associated with DAC. The foregoing $138 million loss recorded in net derivative gains (losses) associated with the global review of assumptions was included within the other risks in embedded derivatives caption in the table above.
As a result of the global review of assumptions, changes were made to policyholder behavior and mortality assumptions, as well as to economic assumptions. The most significant impacts were in Retail annuities.

•	Changes to policyholder behavior and mortality assumptions resulted in reserve increases, offset by favorable DAC, for a net loss of $154 million ($103 million, net of income tax).

•	Changes in economic assumptions resulted in a decrease in reserves, offset by unfavorable DAC, for a net benefit of $53 million ($34 million, net of income tax).
Income (loss) from continuing operations, before provision for income tax, related to the Divested Businesses increased $322 million to a loss of $182 million in the first nine months of 2013 from a loss of $504 million in the prior period. Included in this earnings improvement was a decrease in total revenues of $486 million, before income tax, and a decrease in total expenses of $808 million, before income tax.
Income tax expense for the nine months ended September 30, 2013 was $308 million, or 11% of income (loss) from continuing operations before income tax, compared with $710 million, or 37% of income (loss) from continuing operations before income tax, for the prior period. The Company’s 2013 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate, including tax benefits in Japan related to the 2012 branch restructuring and the estimated reversal of temporary differences. The Company’s 2012 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, as previously mentioned, the prior period included a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment. The tax benefit associated with this charge was limited to $247 million on the associated tax goodwill.

Operating earnings available to common shareholders increased $415 million, net of income tax, to $4.7 billion, net of income tax, for the nine months ended September 30, 2013 from $4.3 billion, net of income tax, in the prior period.
Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders
Three Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate& Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$313	$84	$190	$116	$536	$117	$(383)	$973
Less: Net investment gains (losses)	(28)	(3)	(15)	(5)	52	10	(96)	(85)
Less: Net derivative gains (losses)	(202)	(173)	(140)	3	164	30	(228)	(546)
Less: Other adjustments to continuing operations (1)	(302)	(44)	(14)	(18)	(31)	9	(72)	(472)
Less: Provision for income tax (expense) benefit	186	78	59	3	94	(17)	143	546
Operating earnings	$659	$226	$300	$133	$257	$85	(130)	1,530
Less: Preferred stock dividends							30	30
Operating earnings available to common shareholders							$(160)	$1,500
Three Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$(986)	$212	$159	$201	$193	$104	$(840)	$(957)
Less: Net investment gains (losses)	53	5	(25)	(2)	(47)	73	(35)	22
Less: Net derivative gains (losses)	191	(81)	(194)	19	(31)	13	(635)	(718)
Less: Goodwill impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Less: Other adjustments to continuing operations (1)	(254)	(33)	(3)	44	(15)	(12)	(199)	(472)
Less: Provision for income tax (expense) benefit	224	38	78	(12)	27	(32)	309	632
Operating earnings	$492	$283	$303	$152	$259	$62	(104)	1,447
Less: Preferred stock dividends							30	30
Operating earnings available to common shareholders							$(134)	$1,417
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,015	$241	$822	$450	$425	$269	$(746)	$2,476
Less: Net investment gains (losses)	68	(14)	4	4	265	49	(37)	339
Less: Net derivative gains (losses)	(779)	(612)	(244)	(16)	(874)	20	(361)	(2,866)
Less: Other adjustments to continuing operations (1)	(598)	(129)	45	88	(417)	(4)	(311)	(1,326)
Less: Provision for income tax (expense) benefit	458	265	68	(27)	531	(36)	251	1,510
Operating earnings	$1,866	$731	$949	$401	$920	$240	(288)	4,819
Less: Preferred stock dividends							91	91
Operating earnings available to common shareholders							$(379)	$4,728
Nine Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$23	$795	$843	$348	$708	$265	$(1,773)	$1,209
Less: Net investment gains (losses)	178	11	21	(12)	(168)	37	(219)	(152)
Less: Net derivative gains (losses)	637	99	(149)	42	(11)	56	(1,278)	(604)
Less: Goodwill impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Less: Other adjustments to continuing operations (1)	(622)	(107)	11	(153)	(11)	(22)	(715)	(1,619)
Less: Provision for income tax (expense) benefit	153	(1)	41	36	59	(18)	778	1,048
Operating earnings	$1,369	$793	$919	$435	$839	$212	(163)	4,404
Less: Preferred stock dividends							91	91
Operating earnings available to common shareholders							$(254)	$4,313
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$4,803	$4,280	$1,876	$1,310	$3,220	$1,022	$(174)	$16,337
Less: Net investment gains (losses)	(28)	(3)	(15)	(5)	52	10	(96)	(85)
Less: Net derivative gains (losses)	(202)	(173)	(140)	3	164	30	(228)	(546)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(3)	—	—	—	1	—	—	(2)
Less: Other adjustments to revenues (1)	(23)	(44)	(5)	44	(75)	151	23	71
Total operating revenues	$5,059	$4,500	$2,036	$1,268	$3,078	$831	$127	$16,899
Total expenses	$4,333	$4,160	$1,584	$1,159	$2,689	$845	$591	$15,361
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(52)	—	—	—	(1)	—	—	(53)
Less: Other adjustments to expenses (1)	328	—	9	62	(42)	142	95	594
Total operating expenses	$4,057	$4,160	$1,575	$1,097	$2,732	$703	$496	$14,820
Three Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,109	$4,360	$1,785	$1,180	$3,275	$1,210	$(416)	$16,503
Less: Net investment gains (losses)	53	5	(25)	(2)	(47)	73	(35)	22
Less: Net derivative gains (losses)	191	(81)	(194)	19	(31)	13	(635)	(718)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(3)	—	—	—	(2)	1	—	(4)
Less: Other adjustments to revenues (1)	(19)	(33)	16	62	142	348	76	592
Total operating revenues	$4,887	$4,469	$1,988	$1,101	$3,213	$775	$178	$16,611
Total expenses	$6,066	$4,041	$1,541	$931	$2,973	$1,036	$925	$17,513
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	10	—	—	—	2	2	—	14
Less: Goodwill impairment	1,692	—	—	—	—	—	176	1,868
Less: Other adjustments to expenses (1)	222	—	19	18	153	359	275	1,046
Total operating expenses	$4,142	$4,041	$1,522	$913	$2,818	$675	$474	$14,585
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$14,226	$12,904	$5,933	$3,725	$9,832	$2,938	$183	$49,741
Less: Net investment gains (losses)	68	(14)	4	4	265	49	(37)	339
Less: Net derivative gains (losses)	(779)	(612)	(244)	(16)	(874)	20	(361)	(2,866)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(9)	—	—	—	4	5	—	—
Less: Other adjustments to revenues (1)	(94)	(129)	19	57	999	412	88	1,352
Total operating revenues	$15,040	$13,659	$6,154	$3,680	$9,438	$2,452	$493	$50,916
Total expenses	$12,698	$12,558	$4,667	$3,133	$9,526	$2,560	$1,815	$46,957
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(228)	—	—	—	(12)	5	—	(235)
Less: Other adjustments to expenses (1)	723	—	(26)	(31)	1,432	416	399	2,913
Total operating expenses	$12,203	$12,558	$4,693	$3,164	$8,106	$2,139	$1,416	$44,279
Nine Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$15,315	$13,166	$6,014	$3,642	$9,605	$3,287	$(212)	$50,817
Less: Net investment gains (losses)	178	11	21	(12)	(168)	37	(219)	(152)
Less: Net derivative gains (losses)	637	99	(149)	42	(11)	56	(1,278)	(604)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	(4)	14	—	10
Less: Other adjustments to revenues (1)	(51)	(107)	55	191	304	628	551	1,571
Total operating revenues	$14,551	$13,163	$6,087	$3,421	$9,484	$2,552	$734	$49,992
Total expenses	$14,742	$11,969	$4,717	$3,208	$8,519	$2,888	$2,855	$48,898
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	61	—	—	—	—	18	—	79
Less: Goodwill impairment	1,692	—	—	—	—	—	176	1,868
Less: Other adjustments to expenses (1)	510	—	44	344	311	646	1,266	3,121
Total operating expenses	$12,479	$11,969	$4,673	$2,864	$8,208	$2,224	$1,413	$43,830
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$9,094	$9,080	$27,402	$27,326
Universal life and investment-type product policy fees	2,276	2,048	6,768	6,056
Net investment income	5,043	5,048	15,279	15,297
Other revenues	486	435	1,467	1,313
Total operating revenues	16,899	16,611	50,916	49,992
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,316	8,995	27,626	27,066
Interest credited to policyholder account balances	1,472	1,589	4,547	4,653
Capitalization of DAC	(1,153)	(1,301)	(3,621)	(3,976)
Amortization of DAC and VOBA	979	1,051	3,100	3,231
Amortization of negative VOBA	(113)	(155)	(368)	(456)
Interest expense on debt	288	286	863	898
Other expenses	4,031	4,120	12,132	12,414
Total operating expenses	14,820	14,585	44,279	43,830
Provision for income tax expense (benefit)	549	579	1,818	1,758
Operating earnings	1,530	1,447	4,819	4,404
Less: Preferred stock dividends	30	30	91	91
Operating earnings available to common shareholders	$1,500	$1,417	$4,728	$4,313
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the increase in operating earnings were higher asset-based fee revenues, lower interest credited expenses and a higher tax benefit, partially offset by unfavorable mortality and claims experience and an increase in expenses. Changes in foreign currency exchange rates had a $23 million negative impact on results compared to the prior period.
We benefited from strong sales, as well as growth and higher persistency, in our business across many of our products. In 2013, we made additional changes to variable annuity guarantee features which, in combination with product changes made in 2012, resulted in a significant decrease in variable annuity sales in our Retail segment. The demand for fixed annuity deposits in Japan also declined as a result of a weakened yen and a high equity market. However, as a result of significant positive net flows since the prior period, we experienced growth in our average separate account assets, which generated higher policy fee income of $72 million. Positive net flows from our universal life business, transfers from the separate account to the general account in the Corporate Benefit Funding segment and growth in the Latin America segment resulted in an increase in our investment portfolio, which generated higher net investment income of $38 million. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $13 million. A decrease in commissions, which was primarily driven by the decline in annuity sales, was partially offset by a decrease in related DAC capitalization and resulted in a $60 million increase in operating earnings. Overall business growth was the primary driver of higher DAC amortization of $86 million in the current period. In our international segments, higher premiums were more than offset by higher policyholder benefits and operating expenses, resulting in a $37 million decrease in operating earnings.

Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Yields declined after excluding the results of the Divested Business and the favorable impact of inflation. Certain of our inflation-indexed products are backed by inflation-indexed assets. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. The decrease in yield was primarily driven by the impact of the low interest rate environment on fixed maturity securities and mortgage loans and from lower returns on other limited partnership interests. These declines were partially offset by higher income on interest rate derivatives. A significant portion of our derivatives was entered into prior to the onset of the current low interest rate environment to mitigate the risk of low interest rates in the U.S. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance increased commensurate with the rise in the equity markets driving higher fee income in our Retail segment’s annuity business. This continued positive equity market performance also resulted in lower DAC amortization. The changes in market factors discussed above resulted in a $95 million increase in operating earnings. Also, the impact of the low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, primarily within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $23 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by the other earnings drivers that also affect the closed block that were unfavorable and have been incorporated in the respective discussions herein.
Unfavorable mortality was driven by our life businesses in our Group, Voluntary & Worksite Benefits segment. Unfavorable claims experience was driven by higher claims incidence in our disability and AD&D businesses. In addition, our property & casualty business experienced an increase in catastrophe losses. The combined impact of mortality and claims experience decreased operating earnings by $75 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update was performed in the third quarter of 2013 and resulted in a net operating earnings increase of $28 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuity business, partially offset by an increase in the liability for the secondary guarantees in our universal life business. In addition to our annual updates, certain insurance-related liabilities and DAC refinements, as well as other adjustments were recorded in both the current and prior periods and resulted in a $33 million increase in operating earnings. Also, as a result of a review of our own recent claims experience, and in consideration of the worsening trend for the industry, we strengthened our group total and permanent disability claim reserves in Australia, which reduced operating earnings by $57 million.
An increase in operating expenses, primarily employee-related costs, was partially offset by a decline in expenses in our Retail segment primarily driven by savings from the Company’s enterprise-wide strategic initiative and resulted in a $58 million decrease in operating earnings.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In the third quarter of 2013, the Company benefited primarily from higher utilization of tax preferenced investments and the estimated reversal of temporary differences in Japan, which improved operating earnings by $49 million over the prior period.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the increase in operating earnings were higher asset-based fee revenues, higher net investment income from portfolio growth and lower interest credited expenses, partially offset by lower yields and unfavorable mortality and claims experience. In addition, the prior period included a $52 million charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the acceleration of benefit payments to policyholders under the settlements of such claims. Changes in foreign currency exchange rates had a $40 million negative impact on results compared to the prior period.

We benefited from strong sales, as well as growth and higher persistency, in our business across many of our products. In 2013, we made additional changes to variable annuity guarantee features which, in combination with product changes made in 2012, resulted in a significant decrease in variable annuity sales in our Retail segment. The demand for fixed annuity products in Japan also declined as a result of a weakening yen and a sharp increase in equity markets, which decreased sales. However, as a result of significant positive net flows since the prior period, we experienced growth in our average separate account assets. This, combined with an increase in surrenders in Japan driven by market conditions, generated higher policy fee income of $318 million. Current period deposits and funding agreement issuances in our Corporate Benefit Funding segment combined with positive net flows from our universal life business resulted in growth in our investment portfolio which generated higher net investment income of $217 million. This increase in net investment income was partially offset by a $144 million corresponding increase in interest credited on certain liabilities, most notably in the Corporate Benefit Funding segment. A decrease in commissions, which was primarily driven by the decline in annuity sales, was partially offset by a decrease in related DAC capitalization, which, combined, resulted in a $96 million increase in operating earnings. Overall business growth was the primary driver of higher DAC amortization of $224 million in the current period. In our international segments, higher premiums were more than offset by higher policyholder benefits and operating expenses, resulting in a $51 million decrease in operating earnings.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Yields declined after excluding the results of the Divested Business and the favorable impact of inflation. Certain of our inflation-indexed products are backed by inflation-indexed assets. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. The decrease in yield was primarily driven by the impact of the low interest rate environment on fixed maturity securities and mortgage loans and from lower returns on real estate joint venture and alternative investments. These declines were partially offset by higher income on interest rate derivatives, improved returns on other limited partnership interests and the favorable impact of the continued repositioning of the Japan portfolio to higher yielding investments. A significant portion of these derivatives was entered into prior to the onset of the current low interest rate environment to mitigate the risk of low interest rates in the U.S. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. This continued positive equity market performance also resulted in lower DAC amortization. The changes in market factors discussed above resulted in a $215 million increase in operating earnings. Also, the impact of the low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, primarily within our closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $57 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by the other earnings drivers that also affect the closed block that were unfavorable and have been incorporated in the respective discussions herein.
We experienced less favorable mortality in our Retail and Group, Voluntary & Worksite Benefits segments. In our Group, Voluntary & Worksite Benefits segment, mixed claims experience with a net unfavorable result was driven by an increase in claims incidence. In addition, claims experience in our Asia segment was also unfavorable. The combined impact of mortality and claims experienced decreased operating earnings by $200 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update was performed in the third quarter of 2013 and resulted in a net operating earnings increase of $28 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuity business, partially offset by an increase in the liability for the secondary guarantees in our universal life business. In addition to our annual updates, other adjustments and DAC refinements were recorded in both the current and prior periods and resulted in a $13 million increase in operating earnings. Also, as a result of a review of our own recent claims experience, and in consideration of the worsening trend for the industry, we strengthened our group total and permanent disability claim reserves in Australia, which reduced operating earnings by $57 million.
An increase in operating expenses, primarily employee-related costs, was partially offset by a decline in expenses in our Retail segment primarily driven by savings from the Company’s enterprise-wide strategic initiative and resulted in a $51 million decrease in operating earnings. Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan increased $40 million. This was primarily due to a decrease in benefit liabilities resulting from higher returns in the underlying investments.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In the first nine months of 2013, the Company realized additional tax benefits of $106 million compared to the same period in 2012, primarily from the higher utilization of tax preferenced investments and the Company’s decision to permanently reinvest certain foreign earnings.

Segment Results and Corporate & Other
Retail

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$1,607	$1,604	$4,735	$4,804
Universal life and investment-type product policy fees	1,257	1,132	3,662	3,365
Net investment income	1,928	1,930	5,876	5,735
Other revenues	267	221	767	647
Total operating revenues	5,059	4,887	15,040	14,551
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,234	2,228	6,659	6,668
Interest credited to policyholder account balances	582	598	1,750	1,784
Capitalization of DAC	(318)	(430)	(1,036)	(1,352)
Amortization of DAC and VOBA	315	438	1,042	1,319
Interest expense on debt	(1)	—	—	—
Other expenses	1,245	1,308	3,788	4,060
Total operating expenses	4,057	4,142	12,203	12,479
Provision for income tax expense (benefit)	343	253	971	703
Operating earnings	$659	$492	$1,866	$1,369
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts, with the exception of sales data, discussed below are net of income tax.
In 2013, we made additional changes to variable annuity guarantee features as we continue to manage sales volume, focusing on pricing discipline and risk management. These actions, in combination with product changes in 2012, resulted in a $2.0 billion, or 41%, decrease in annuity sales. Variable and universal life sales were also lower by 34%, mainly driven by the discontinuance of secondary guarantees on universal life policies. In our property & casualty business, premiums on new policy sales increased 3% for both our auto and homeowners businesses as compared to the prior period.
Positive net flows in our universal life business resulted in higher net investment income; however this increase was partially offset by higher DAC amortization. Despite the decline in annuity sales, we earned higher asset based fees as our average separate account balances grew due to the positive net flows since the prior period. Higher allocated equity also bolstered net investment income. Premium growth in our property & casualty business improved operating earnings as a result of an increase in average premium per policy in both our auto and homeowners businesses. The net impact of the above items resulted in a $64 million increase in operating earnings.

Our average separate account balance increased commensurate with the rise in the equity markets driving an increase in asset-based fee income. This continued positive equity market performance also resulted in lower DAC amortization and drove higher income from other limited partnership interests. These positive impacts were partially offset by higher asset based commissions that are also, in part, determined by separate account balances. An impact of the sustained low interest rate environment was a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. Additionally, we had a lower crediting rate on allocated equity in the current period, resulting in lower net investment income. These negative interest rate impacts were partially offset by higher income on interest rate derivatives. The net impact of these items resulted in a $27 million increase in operating earnings. Also, the impact of the low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, mainly within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $23 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by the other earnings drivers that also affect the closed block that were unfavorable and have been incorporated in the respective discussions herein.
Less favorable mortality experience in our traditional life business and less favorable morbidity experience in our individual income disability business decreased operating earnings by $9 million and $6 million, respectively. In our property & casualty business, current period non-catastrophe claim costs decreased $4 million, mainly as a result of lower severities in both our auto and homeowners businesses. Catastrophe-related losses increased $8 million as compared to the prior period. The impact of the items discussed directly above, coupled with the aforementioned increase in premiums, can be seen in the favorable change in the combined ratio, excluding catastrophes, to 86.3% in the current period, compared to 90.6% in the prior period, as well as the favorable change in the combined ratio, including catastrophes, to 92.6% in the current period, compared to 94.6% in the prior period.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $30 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuity business, partially offset by unfavorable DAC unlockings in our universal life business. In addition to our annual updates, certain insurance-related liabilities and DAC refinements recorded in both the current and prior periods resulted in a $43 million increase in operating earnings.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Positive net flows, mainly in our universal life business, resulted in higher net investment income; however, this increase was partially offset by an increase in DAC amortization. Despite a decline in annuity sales, we earned higher asset-based fees as our average separate account assets grew due to positive net flows since the prior period. Higher allocated equity also bolstered net investment income. Premium growth in our property & casualty business improved operating earnings as a result of an increase in average premium per policy in both our auto and homeowners businesses. The net impact of the above items resulted in a $185 million increase in operating earnings.
Our average separate account balance increased commensurate with the rise in the equity markets driving an increase in asset-based fee income. This continued positive equity market performance also drove higher income from other limited partnership interests and resulted in lower DAC amortization. These positive impacts were partially offset by higher asset based commissions that are also, in part, determined by separate account balances, as well as a less favorable impact on our variable annuity guaranteed minimum death benefit costs, which resulted from lower reinsurance recoverables. An impact of the sustained low interest rate environment was a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. Additionally, we had a lower crediting rate on allocated equity in the current period, which resulted in lower net investment income. These negative interest rate impacts were partially offset by higher income on interest rate derivatives and lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Lower returns on real estate joint ventures also decreased operating earnings. The net impact of these items resulted in a $135 million increase in operating earnings. Also, the impact of the low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, mainly within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $57 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by the other earnings drivers that also affect the closed block that were unfavorable and have been incorporated in the respective discussions herein.

Less favorable mortality experience in the variable and universal life, traditional life, and income annuities businesses resulted in a $46 million decrease in operating earnings, but was partially offset by the $26 million favorable impact of a prior period charge for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property. In addition, unfavorable morbidity experience in our individual income disability business resulted in an $8 million decrease in operating earnings. In our property & casualty business, current period non-catastrophe claim costs increased $24 million, mainly the result of higher frequencies in both our auto and homeowners businesses, as well as higher severities in our homeowners business. Catastrophe-related losses increased $6 million as compared to the prior period. The impact of the items discussed directly above can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 87.0% in the current period, compared to 86.2% in the prior period, as well as an unfavorable change in the combined ratio, including catastrophes, to 98.2% in the current period compared to 97.1% in the prior period.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $30 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuity business, partially offset by unfavorable DAC unlockings in our universal life business. In addition to our annual updates, certain insurance-related liabilities and DAC refinements recorded in both the current and prior periods resulted in an $80 million increase in operating earnings.
Also contributing to the increase in operating earnings was a decline in expenses of $73 million, primarily driven by savings from the Company’s enterprise-wide strategic initiative.
Group, Voluntary & Worksite Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$3,767	$3,753	$11,438	$11,021
Universal life and investment-type product policy fees	171	166	521	497
Net investment income	459	450	1,384	1,325
Other revenues	103	100	316	320
Total operating revenues	4,500	4,469	13,659	13,163
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,527	3,449	10,681	10,153
Interest credited to policyholder account balances	38	42	116	127
Capitalization of DAC	(37)	(38)	(105)	(102)
Amortization of DAC and VOBA	37	40	104	98
Interest expense on debt	—	1	1	1
Other expenses	595	547	1,761	1,692
Total operating expenses	4,160	4,041	12,558	11,969
Provision for income tax expense (benefit)	114	145	370	401
Operating earnings	$226	$283	$731	$793
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Economic recovery has remained slow and unsteady, although we continue to see signs of improvement to the macro-economic environment. We have seen growth in premiums from our dental business generated through increased enrollment, improved persistency, and the positive impact of pricing actions on existing business. Although we have discontinued selling our long-term care (“LTC”) product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment. In the property & casualty business, premiums on new policy sales increased 43% for both our auto and homeowners businesses as compared to the prior period.

Our life businesses experienced less favorable mortality in the current period, mainly due to higher claims severity in our universal life businesses, resulting in a decrease in operating earnings of $20 million. Increases in claims incidence and average case size in our disability business, as well as higher claims incidence in the AD&D business were slightly offset by favorable claims experience in our LTC business, resulting in an $18 million decrease in operating earnings. Property & casualty catastrophe-related losses increased $6 million as compared to the prior period. In addition, property & casualty non-catastrophe claim costs increased $2 million, as a result of higher frequencies, partially offset by lower severities, in both our auto and homeowners businesses.
The impact of market factors, including lower returns on our fixed maturity securities and mortgage loans, partially offset by increased income on interest rate derivatives, resulted in lower investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decrease in investment yield, as well as higher crediting rates in the current period, lowered operating earnings by $7 million.
The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $13 million. In addition, an increase in exposures resulted in a $3 million increase in operating earnings. The positive impact from higher premiums on this increase in exposures exceeded the negative impact from the related claims. Exposures are defined generally as each automobile for the auto line of business and each residence for the homeowners line of business. An increase in allocated equity and growth in current period premiums and deposits, partially offset by a reduction in other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $8 million.
The aforementioned growth in revenues was partially offset by an increase of $25 million in operating expenses, primarily due to an increase in employee-related costs, as well as an increase in marketing and sales support, largely in our property & casualty business, coupled with generally higher operating expenses from business growth across the segment. The impact of the items discussed above related to the property & casualty business can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 87.5% in the current period from 87.2% in the prior period, as well as an unfavorable change in the combined ratio, including catastrophes, to 90.2% in the current period from 87.8% in the prior period.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
An increase in claims incidence in our LTC, disability, and AD&D businesses, partially offset by favorable claims experience in our dental business, resulted in a $54 million decrease in operating earnings. Driving the decrease in operating earnings were higher paid claims in our LTC, disability and AD&D businesses, partially offset by lower utilization in our dental business. Our life businesses experienced unfavorable mortality in the current period, mainly due to less favorable claims experience in the group term life business coupled with higher claims incidence and severity in the group universal life business, resulting in a decrease in operating earnings of $36 million. In the property & casualty business, less favorable development of prior year non-catastrophe losses reduced operating results by $14 million. In addition, property & casualty non-catastrophe claim costs increased $11 million, the result of higher frequencies, partially offset by lower severities, in both our auto and homeowners businesses. These reductions in operating earnings were partially offset by lower catastrophe-related losses of $8 million as compared to the prior period.
The impact of market factors, including increased income on interest rate derivatives and higher returns on other limited partnership interests and real estate joint ventures, partially offset by lower returns on our fixed maturity securities, resulted in improved investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yield, as well as slightly lower crediting rates in the current period, contributed $25 million to operating earnings.
The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $31 million. In addition, an increase in exposures resulted in a $6 million increase in operating earnings. An increase in allocated equity and growth in current period premiums and deposits, partially offset by a reduction in other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $15 million. Consistent with the growth in average invested assets from current period premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABS increased by $9 million.

The aforementioned growth in revenues was partially offset by an increase of $25 million in operating expenses, primarily due to an increase in pension, post-retirement and other employee benefit costs as well as an increase in marketing and sales support, largely in our property & casualty business, coupled with generally higher operating expenses from business growth across the segment. The impact of the items discussed above related to the property & casualty business can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 90.0% in the current period from 87.9% in the prior period, as well as an unfavorable change in the combined ratio, including catastrophes, to 93.6% in the current period from 92.9% in the prior period.
Corporate Benefit Funding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$490	$450	$1,457	$1,480
Universal life and investment-type product policy fees	54	53	187	161
Net investment income	1,424	1,421	4,302	4,253
Other revenues	68	64	208	193
Total operating revenues	2,036	1,988	6,154	6,087
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,144	1,070	3,352	3,293
Interest credited to policyholder account balances	292	339	940	1,016
Capitalization of DAC	(2)	(13)	(25)	(28)
Amortization of DAC and VOBA	4	4	21	18
Interest expense on debt	3	2	7	6
Other expenses	134	120	398	368
Total operating expenses	1,575	1,522	4,693	4,673
Provision for income tax expense (benefit)	161	163	512	495
Operating earnings	$300	$303	$949	$919
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has contributed to pension plans being underfunded, which limits our customers’ ability to engage in full pension plan closeout terminations. While we have experienced a decline in U.K. closeout premiums, we have seen modest growth in our closeout premiums in the U.S., which is reflected by an increase in premiums of $10 million, before income tax. We expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. In addition, structured settlement sales were higher as a result of fewer competitors in the market in the current period. These premium increases were partially offset by a 36% decrease in income annuity sales driven by the discontinuance of one contract. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits. An increase in average invested assets, principally from transfers from the separate account due to the fourth quarter 2012 conversion of an existing contract in our U.S. pension closeout business, resulted in an increase of $14 million in operating earnings. Growth in the related insurance liabilities generally results in a corresponding increase in interest credited; this decreased operating earnings by $29 million compared to the prior period.
The low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our mortgage loans and fixed maturity securities were partially offset by increased earnings on interest rate derivatives and our securities lending program. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense was partially offset by lower investment returns and resulted in a net increase in operating earnings of $40 million.

Less favorable mortality in the current period, primarily in the structured settlement business, resulted in a $7 million decrease in operating earnings. The net impact of insurance liability refinements in the current and prior periods decreased operating earnings by $9 million.
Operating earnings also decreased $13 million primarily driven by higher employee-related expenses and information technology costs in the current period.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The impact of current period deposits and funding agreement issuances contributed to an increase in invested assets, resulting in an increase of $170 million in operating earnings. Growth in deposits and funding agreement issuances generally results in a corresponding increase in interest credited on certain insurance liabilities; this decreased operating earnings by $125 million compared to the prior period.
The low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities, mortgage loans and real estate joint ventures were partially offset by increased earnings on interest rate derivatives and our securities lending program. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense was partially offset by lower investment returns and resulted in a net increase in operating earnings of $23 million.
Mortality results were mixed across our products and resulted in a slight decrease in operating earnings. The net impact of insurance liability refinements in the current and prior periods decreased operating earnings by $27 million.
Higher costs associated with technology initiatives were partially offset by lower employee-related expenses realized through operating efficiencies. This increase in operating expenses was slightly offset by higher fees earned on our separate account balances, which grew during the period as a result of an increase in average separate account deposits. The net impact of these items was a $9 million decrease in operating earnings.
Latin America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$692	$610	$2,077	$1,948
Universal life and investment-type product policy fees	222	189	682	581
Net investment income	354	299	912	881
Other revenues	—	3	9	11
Total operating revenues	1,268	1,101	3,680	3,421
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	637	507	1,792	1,667
Interest credited to policyholder account balances	106	99	313	289
Capitalization of DAC	(103)	(83)	(316)	(238)
Amortization of DAC and VOBA	63	42	220	151
Amortization of negative VOBA	(1)	(1)	(2)	(4)
Interest expense on debt	—	(4)	—	(3)
Other expenses	395	353	1,157	1,002
Total operating expenses	1,097	913	3,164	2,864
Provision for income tax expense (benefit)	38	36	115	122
Operating earnings	$133	$152	$401	$435

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $19 million from the prior period. The impact of changes in foreign currency exchange rates decreased operating earnings by $7 million for the third quarter of 2013 compared to the prior period.
Latin America experienced sales growth primarily driven by annuity products in Chile, accident and health products in Argentina, Chile and Brazil, and life products in Argentina, Mexico and Brazil. The increase in premiums for these products was partially offset by the related changes in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income. However, the increase in sales also generated a significant increase in operating expenses, including commissions, which were partially offset by a corresponding increase in DAC capitalization. The items discussed above were the primary drivers of a $12 million increase in operating earnings.
The net impact of market factors decreased operating earnings by $3 million, primarily driven by an increase in interest credited expense, partially offset by the favorable impact of inflation. Investment yields were essentially flat as higher returns on fixed maturity securities in Argentina and derivatives in Chile were offset by lower returns from fixed maturities in Brazil and alternative investments in Chile.
Higher expenses, primarily generated by an increase in employee-related costs across several countries, decreased operating earnings by $10 million. In addition, operating earnings decreased by $3 million due to certain tax-related charges.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $7 million, primarily related to DAC unlockings in Mexico. In addition to our annual updates, refinements to DAC and other adjustments recorded in both the current and prior periods resulted in a $15 million decrease in operating earnings.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $34 million from the prior period. The impact of changes in foreign currency exchange rates decreased operating earnings by $3 million for the first nine months of 2013 compared to the prior period.
Latin America experienced sales growth primarily driven by life and accident and health products in Mexico, Argentina and Brazil. The increase in premiums for these products was partially offset by the related changes in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. However, the increase in sales also generated a more significant increase in operating expenses, including commissions, which were partially offset by a corresponding increase in DAC capitalization. The items discussed above were the primary drivers of a $5 million increase in operating earnings.
The net impact of market factors decreased operating earnings by $9 million primarily driven by a decrease in investment yields and higher interest credited expense, partially offset by the favorable impact of inflation. Investment yields decreased primarily due to lower returns on fixed maturity securities in Brazil and decreased earnings on alternative investments, primarily in Chile. These decreases were partially offset by improved yields on fixed maturity securities in Mexico and Argentina.
Higher expenses, primarily generated by employee-related costs across several countries, decreased operating earnings by $24 million. In addition, operating earnings decreased $3 million due to unfavorable claims experience and $3 million due to certain tax-related charges.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $7 million. In addition to our annual updates, refinements to DAC and other adjustments recorded in both periods resulted in a $5 million decrease in operating earnings.

Asia

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$1,922	$2,112	$5,900	$6,215
Universal life and investment-type product policy fees	438	388	1,324	1,102
Net investment income	696	709	2,151	2,150
Other revenues	22	4	63	17
Total operating revenues	3,078	3,213	9,438	9,484
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,506	1,455	4,354	4,250
Interest credited to policyholder account balances	407	468	1,286	1,323
Capitalization of DAC	(515)	(579)	(1,583)	(1,721)
Amortization of DAC and VOBA	393	396	1,186	1,188
Amortization of negative VOBA	(99)	(128)	(325)	(387)
Interest expense on debt	—	—	—	5
Other expenses	1,040	1,206	3,188	3,550
Total operating expenses	2,732	2,818	8,106	8,208
Provision for income tax expense (benefit)	89	136	412	437
Operating earnings	$257	$259	$920	$839
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $2 million from the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $20 million for the third quarter of 2013 compared to the prior period.
Asia sales in the quarter were flat compared to the prior period. We had strong general agency and bank channel sales in Korea, as well as continued growth in China. In India, sales increased over the prior period driven by increased productivity in the agency channel and the continued benefit of our new relationship with Punjab National Bank. These increases were partially offset by lower sales in Japan. While we have started to see sales momentum in our foreign currency denominated retirement product sales from the second quarter, product sales in Japan continue to be impacted by a weakened yen and a high equity market. In addition, there was a decline in sales of group products in Australia. Group sales are significantly influenced by large transactions and, as a result, can fluctuate from period to period.
Asia’s premiums increased over the prior period primarily driven by broad based in-force growth across the region, including growth of ordinary life and accident & health products in Japan, group insurance in Australia and strong sales of life products in India. Surrenders of fixed annuity products in Japan have slowed down but still resulted in a slight increase in fee income. In-force growth in interest sensitive products in Japan also generated higher fee income. Average invested assets decreased in Japan from the prior period, reflecting higher surrenders of fixed annuity products, resulting in lower net investment income and lower interest credited to policyholders. However, business growth in Korea, Bangladesh and India contributed to an increase in our investment portfolio, which generated higher net investment income, more than offsetting the decline in Japan. Changes in premiums and fee income for these businesses were partially offset by related changes in policyholder benefits and DAC amortization. The combined impact of the items discussed above improved operating earnings by $30 million.

Investment yields increased due to higher income from real estate joint ventures, partially offset by the adverse impact of the low interest rate environment on our mortgage loans. This improvement in investment yields combined with the positive impact of foreign currency hedges increased operating earnings by $19 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. As a result of this review we made refinements to certain insurance-related liabilities and DAC in Korea and Japan, which resulted in a net unfavorable impact of $13 million to operating earnings. In addition to our annual updates, a liability refinement in China in the current period increased operating earnings by $13 million. Also, as a result of a review of our own recent claims experience, and in consideration of the worsening trend for the industry, we strengthened our group total and permanent disability claim reserves in Australia, which reduced operating earnings by $57 million, net of reinsurance.
Current period results also include a $29 million tax benefit in Japan related to the estimated reversal of temporary differences and a reduction in the effective tax rate, as well as $6 million of unfavorable claims experience, primarily in Korea.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $81 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $43 million for the first nine months of 2013 compared to the prior period.
Asia sales for the nine months of 2013 were slightly lower than the prior period. Sales in Japan for the first half of the year were impacted by a weaker yen and growth in equity markets which drove consumer preferences away from foreign currency denominated retirement products resulting in lower fixed annuity sales and higher surrenders. Australia’s sales declined from the strong group sales a year ago. These declines were partly offset by higher sales in India, as a result of the continued benefit from our relationship with Punjab National Bank and strong production in the agency channel.
Asia’s premiums and fee income increased over the prior period primarily driven by broad based in-force growth across the region, including growth of ordinary life, variable life and accident & health products in Japan and Korea, group insurance in Australia and strong sales of life products in India. Higher surrenders of fixed annuity products in Japan, driven by market conditions, also contributed to higher fee income and higher DAC amortization. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. Positive net flows in Japan resulted in an increase in average invested assets over the prior period, generating an increase in net investment income, which was partially offset by an increase in interest credited to policyholders. The combined impact of the items discussed above improved operating earnings by $120 million.
Investment yields increased from the continued repositioning of the Japan investment portfolio to higher yielding investments and higher prepayment fees, partially offset by lower returns on other limited partnership interests. These improvements in investment yields combined with the positive impact of foreign currency hedges, increased operating earnings by $57 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. As a result of this review, we made refinements to certain insurance-related liabilities and DAC in Korea and Japan, which resulted in a net unfavorable impact of $13 million to operating earnings. In addition, as a result of a review of our own recent claims experience, and in consideration of the worsening trend for the industry, we strengthened our group total and permanent disability claim reserves in Australia, which reduced operating earnings by $57 million, net of reinsurance.
Current period results also include a $34 million tax benefit recorded in Japan related to the estimated reversal of temporary differences and a reduction in the effective tax rate, partially offset by $24 million of unfavorable claims experience, primarily in Korea.

EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$586	$536	$1,711	$1,815
Universal life and investment-type product policy fees	100	82	287	233
Net investment income	124	122	372	406
Other revenues	21	35	82	98
Total operating revenues	831	775	2,452	2,552
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	243	255	736	941
Interest credited to policyholder account balances	37	32	109	91
Capitalization of DAC	(173)	(158)	(542)	(535)
Amortization of DAC and VOBA	166	130	526	456
Amortization of negative VOBA	(13)	(26)	(41)	(65)
Interest expense on debt	—	2	—	3
Other expenses	443	440	1,351	1,333
Total operating expenses	703	675	2,139	2,224
Provision for income tax expense (benefit)	43	38	73	116
Operating earnings	$85	$62	$240	$212
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $23 million over the prior period. The impact of changes in foreign currency exchange rates increased operating earnings by $4 million for the third quarter 2013 compared to the prior period. The third quarter 2012 acquisition of life insurance businesses in the Czech Republic, Hungary and Romania from the members of the Aviva Plc. group increased operating earnings by $4 million. This was offset by the disposal of certain blocks of business in the U.K. in the first quarter of 2013, which decreased operating earnings by $18 million.
While sales increased compared to the prior period, this business growth was somewhat dampened by challenging economic environments in some European countries. Business growth was driven primarily by Russia, Egypt, Poland, France and the Persian Gulf, partially offset by management’s decision to cease fixed annuity sales in the U.K. Operating expenses decreased primarily due to lower corporate allocations. The combined impact of the items discussed above increased operating earnings by $18 million.
An increase in average invested assets in Ireland, Poland and Russia in the third quarter of 2013 contributed to an increase in operating earnings of $4 million. Investment yields were flat as the negative impact of the low interest rate environment on fixed maturity securities was offset by an increase in derivative income.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $4 million, primarily related to assumption updates in the Persian Gulf and Greece.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $28 million over the prior period. The impact of changes in foreign currency exchange rates increased operating earnings by $6 million for the first nine months of 2013 compared to the prior period. The third quarter 2012 acquisition of life insurance businesses in the Czech Republic, Hungary and Romania from the members of the Aviva Plc. group increased operating earnings by $14 million. This was offset by the disposal of certain blocks of business in the U.K. in the first quarter of 2013, which decreased operating earnings by $40 million.
Operating earnings decreased as a result of a $30 million tax charge in the second quarter of 2013 related to the write-off of a U.K. tax loss carry forward. Operating earnings were negatively impacted by a $26 million write-down of DAC and intangible assets related to proposed pension reforms in Poland. In addition, prior period results benefited by $12 million primarily due to a release of negative VOBA associated with the conversion of certain policies. These items were partially offset by a $59 million tax benefit following the Company’s decision to permanently reinvest certain foreign earnings. In addition, operating earnings benefited from adjustments totaling $8 million in Greece for liability refinements in our ordinary and deferred annuity businesses, as well as the impact of a change in the local corporate tax rate, both in the first quarter of 2013.
While sales increased compared to the prior period, this business growth was somewhat dampened by challenging economic environments in some European countries. This business growth was driven primarily by Russia, Egypt, Poland and the Persian Gulf, partially offset by management’s decision to cease fixed annuity sales in the U.K. Operating expenses increased compared to the prior period including the effect of higher corporate allocations; however, this was offset by expense reduction initiatives primarily in France and Poland. The combined impact of the items discussed above increased operating earnings by $48 million.
An increase in average invested assets due to growth in Ireland, Russia and Poland, contributed to an increase in operating earnings of $9 million. Operating earnings decreased by $18 million reflecting lower investment yields on certain alternative asset classes, including mutual fund investments, primarily in Greece, and floating-rate securities, primarily in Ireland and Poland.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $4 million, primarily related to assumption updates in the Persian Gulf and Greece.

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$30	$15	$84	$43
Universal life and investment-type product policy fees	34	38	105	117
Net investment income	58	117	282	547
Other revenues	5	8	22	27
Total operating revenues	127	178	493	734
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	25	31	52	94
Interest credited to policyholder account balances	10	11	33	23
Capitalization of DAC	(5)	—	(14)	—
Amortization of DAC and VOBA	1	1	1	1
Interest expense on debt	286	285	855	886
Other expenses	179	146	489	409
Total operating expenses	496	474	1,416	1,413
Provision for income tax expense (benefit)	(239)	(192)	(635)	(516)
Operating earnings	(130)	(104)	(288)	(163)
Less: Preferred stock dividends	30	30	91	91
Operating earnings available to common shareholders	$(160)	$(134)	$(379)	$(254)
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings available to common shareholders and operating earnings each decreased $26 million, primarily due to lower net investment income and higher other expenses. These decreases were partially offset by an increase in the earnings of our assumed reinsurance of a variable annuity business and a higher tax benefit in the third quarter of 2013.
Net investment income decreased $38 million driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and lower returns from our alternative investments.
Other expenses increased by $33 million, primarily due to increases in interest on uncertain tax positions, other employee-related costs, acquisition costs and advertising costs, partially offset by lower internal resource costs for associates committed to certain acquisition activities. Costs associated with the Company’s enterprise-wide strategic initiative were down $12 million, which includes a $25 million decrease in the portion that represents employee-related restructuring charges.
Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan increased $6 million. This was primarily due to higher fund returns, partially offset by an update of the mean reserve assumptions and weakening of the yen.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2013, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $22 million over the prior period.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings available to common shareholders and operating earnings each decreased $125 million, primarily due to lower net investment income, higher other expenses and lower earnings on invested assets that were funded using Federal Home Loan Bank (“FHLB”) advances. These decreases were partially offset by higher operating earnings from the assumed reinsurance of a variable annuity business and a higher tax benefit over the prior period.
Net investment income decreased $146 million, excluding the FHLB advances, which are discussed below, and the divested MetLife Bank operations, driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and lower returns on our fixed maturity securities, alternative investments and real estate joint ventures, partially offset by higher income on credit derivatives.
In the first quarter of 2012, the Company benefited from the positive resolution of certain legal matters totaling $16 million. The current period included $21 million of higher costs associated with interest on uncertain tax positions, and $21 million of higher expenses for start-up operations and advertising costs. In addition, the current period included higher expenses of $32 million, primarily driven by higher employee-related costs and a change in the common stock dividend payment structure from annually to quarterly. Partially offsetting these increases was a prior period charge of $26 million, representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File. In addition, the current period included $24 million of lower internal resource costs for associates committed to certain acquisition activities. Costs associated with the Company’s enterprise-wide strategic initiative were down $4 million, which includes a $23 million decrease in the portion that represents employee-related restructuring charges.
Operating earnings on invested assets that were funded using FHLB advances decreased $10 million, reflected by decreases in net investment income and interest expense on debt, due to the transfer of $3.8 billion of FHLB advances and underlying assets from MetLife Bank to Corporate Benefit Funding in April 2012.
Operating earnings associated with the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan increased $40 million. This was primarily due to a decrease in benefit liabilities resulting from higher returns in the underlying investments.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2013, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $34 million from the prior period.

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

•
interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates can result from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control, and will impact the net unrealized gain or loss position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;

•	liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher other-than-temporary impairments (“OTTI”). Credit spread tightening will reduce net investment income associated with purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector in particular and global capital markets. Financial markets have also been affected by concerns over the direction of U.S. fiscal policy. See “— Industry Trends — Financial and Economic Environment” for information of the most recent debt ceiling crisis. As a global insurance company, we are also affected by the monetary policy of central banks around the world. In the United States, the Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and, more recently, through its asset purchase programs. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information on actions taken by the Federal Reserve Board and central banks around the world to support the economic recovery. See “— Industry Trends — Financial and Economic Environment” for information on actions taken by Japan’s central government and the Bank of Japan to end deflation and achieve sustainable economic growth in Japan. The Federal Reserve Board and other central banks may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments
Excluding Europe’s perimeter region and Cyprus which is discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the United Kingdom, Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. Sovereign debt issued by countries outside of Europe’s perimeter region and Cyprus comprised $8.5 billion, or over 99% of our European Region sovereign fixed maturity securities, at estimated fair value at September 30, 2013. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $25.0 billion, or 74% of European Region total corporate securities, at estimated fair value at September 30, 2013. Of these European Region sovereign fixed maturity and corporate securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities at September 30, 2013. European Region financial services corporate securities at estimated fair value were $8.8 billion, including $6.6 billion within the banking sector, with 94% invested in investment grade rated corporate securities, at September 30, 2013.
Europe’s Perimeter Region and Cyprus
Concerns about the economic conditions, capital markets and the solvency of certain EU member states, including Europe’s perimeter region and Cyprus, and of financial institutions that have significant direct or indirect exposure to their sovereign debt, continue to create market volatility. This market volatility has affected the performance of various asset classes in 2013, and may continue to do so, until there is an ultimate resolution of these EU sovereign debt-related concerns.
The March 2012 restructuring of Greece domestic law sovereign debt had an adverse impact on the capital level of Cyprus’ largest financial institutions, which triggered downgrades of Cyprus sovereign debt. In April 2013, the EU approved a €10 billion financial support program for Cyprus, the first tranche of which was released in May 2013. This official support program includes financing to cover Cyprus government’s needs over a three year period. It also includes a restructuring of Cyprus banking, tax and financial systems. These restructurings, which adversely impact private investors, private creditors and uninsured depositors of the two largest banks, are intended to avoid a default of Cyprus sovereign debt.
As a result of concerns about the ability of Europe’s perimeter region and Cyprus to service its sovereign debt, certain of these countries have experienced credit rating downgrades. Despite official financial support programs for the most stressed governments in Europe’s perimeter region and Cyprus, concerns about sovereign debt sustainability have expanded to other EU member states. As a result, several other EU member states experienced credit rating downgrades or had their credit rating outlook changed to negative.

As presented in the table below, we have an insignificant exposure to the sovereign debt of Europe’s perimeter region and Cyprus. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition.
Due to the current level of economic, fiscal and political strain in Europe’s perimeter region and Cyprus, we continually monitor and adjust our level of investment exposure in these countries. We manage direct and indirect investment exposure in these countries through fundamental credit analysis. The following table presents a summary of investments by invested asset class and related purchased credit default protection across Europe’s perimeter region, by country, and Cyprus. The Company has written credit default swaps where the underlying is an index comprised of companies across various sectors in the European region. At September 30, 2013, the written credit default swaps exposure to Europe’s perimeter region and Cyprus was $21 million in notional and less than $1 million in estimated fair value. The information below is presented at estimated fair value and on a country of risk basis (e.g. the country where the issuer primarily conducts business).

	Summary of Select European Country Investment Exposure at September 30, 2013
	Fixed Maturity Securities (1)
	Sovereign	Financial Services	Non-Financial Services	Total	All Other General Account Investment Exposure (2)	Total Exposure (3)%		Purchased Credit Default Protection (4)	Net Exposure	%
	(In millions)							(In millions)
Europe’s perimeter region:
Portugal	$—	$—	$55	$55	$11	$66	2%	$—	$66	2%
Italy	3	87	589	679	89	768	27	(1)	767	27
Ireland	—	—	154	154	1,069	1,223	42	—	1,223	42
Greece	3	—	—	3	117	120	4	—	120	4
Spain	—	97	487	584	47	631	22	—	631	22
Total Europe’s perimeter region	6	184	1,285	1,475	1,333	2,808	97	(1)	2,807	97
Cyprus	71	—	—	71	4	75	3	—	75	3
Total	$77	$184	$1,285	$1,546	$1,337	$2,883	100%	$(1)	$2,882	100%
As percent of total cash and invested assets	0.0%	0.0%	0.3%	0.3%	0.3%	0.6%		0.0%	0.6%
Investment grade percent	4%	93%	91%
Non-investment grade percent	96%	7%	9%
__________________

(1)	Both the par value and amortized cost of the fixed maturity securities were $1.5 billion at September 30, 2013.

(2)
Comprised of equity securities, mortgage loans, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for an explanation of the carrying value for these invested asset classes. Excludes FVO contractholder-directed unit-linked investments of $928 million, which support unit-linked variable annuity type liabilities and do not qualify for separate account summary total assets and liabilities. The contractholder, and not the Company, directs the investment of these funds. The related variable annuity type liability is satisfied from the contractholder’s account balance and not from our general account investments.

(3)	For Greece, the Company had $1 million of commitments to fund partnership investments at September 30, 2013.

(4)
Purchased credit default protection is stated at the estimated fair value of the swap. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of $1 million at September 30, 2013. The counterparties to these swaps are financial institutions with Standard & Poor’s Ratings Services (“S&P”) credit ratings of A as of September 30, 2013.

Current Environment — Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses) and net derivative gains (losses), level of unrealized gains and (losses) within the various asset classes within our investment portfolio and our allocation to lower yielding cash equivalents and short-term investments. See “— Industry Trends” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” included in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
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

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2013		2012		2013		2012
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
		(In millions)		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2)(3)	4.92%	$3,792	4.85%	$3,833	4.82%	$11,312	4.86%	$11,393
Mortgage loans (3)	5.34%	725	5.81%	810	5.42%	2,179	5.62%	2,404
Real estate and real estate joint ventures	3.09%	77	2.95%	64	3.25%	243	5.14%	329
Policy loans	5.38%	158	5.25%	157	5.26%	465	5.27%	471
Equity securities	3.87%	28	3.65%	26	4.14%	88	4.36%	96
Other limited partnerships	7.95%	144	8.66%	145	12.50%	665	12.00%	593
Cash and short-term investments	0.97%	39	0.66%	34	0.98%	126	0.67%	100
Other invested assets		217		140		618		469
Total before investment fees and expenses	4.98%	5,180	4.88%	5,209	4.97%	15,696	4.98%	15,855
Investment fees and expenses	(0.13)	(137)	(0.13)	(140)	(0.13)	(411)	(0.13)	(419)
Net investment income including Divested Businesses (4)	4.85%	5,043	4.75%	5,069	4.84%	15,285	4.85% %	15,436
Less: net investment income from Divested Businesses (4)		—		21		6		139
Net investment income (5)		$5,043		$5,048		$15,279		$15,297
__________________

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

(2)
Investment income includes amounts for FVO and trading securities of $14 million and $24 million for the three months and nine months ended September 30, 2013, respectively, and $24 million and $68 million for the three months and nine months ended September 30, 2012, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Yield calculations include the net investment income and ending carrying values of the Divested Businesses. The net investment income adjustment for the Divested Businesses for the three months and nine months ended September 30, 2012 of $21 million and $139 million excludes $4 million and $177 million of securitized reverse residential mortgage loans that were included in the Divested Businesses adjustment of $25 million and $316 million presented below, respectively. For further information on Divested Businesses and the related sale of the securitized reverse residential mortgage loans in 2012, see Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

(5)
Net investment income presented in the yield table varies from the most directly comparable measure presented in the GAAP consolidated statements of operations due to certain reclassifications and excludes the effects of consolidating under GAAP certain VIEs that are treated as CSEs and contractholder-directed unit-linked investments. Such reclassifications are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Net investment income — in the above yield table	$5,043	$5,048	$15,279	$15,297
Real estate discontinued operations	(3)	—	(7)	(2)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(175)	(108)	(473)	(310)
Equity method operating joint ventures	—	—	(1)	—
Contractholder-directed unit-linked investments	132	512	1,485	1,010
Divested Businesses	—	25	6	316
Incremental net investment income from CSEs	29	40	96	125
Net investment income — GAAP consolidated statements of operations	$5,026	$5,517	$16,385	$16,436
See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012” and “— Results of Operations — Consolidated Results — Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012” for analyses of the period over period changes in net investment income.
Fixed Maturity and Equity Securities Available-for-Sale
Fixed maturity securities available-for-sale (“AFS”), which consisted principally of publicly-traded and privately-placed fixed maturity securities and redeemable preferred stock, were $348.8 billion and $374.3 billion, at estimated fair value, at September 30, 2013 and December 31, 2012, respectively, or 70% of total cash and invested assets, at both September 30, 2013 and December 31, 2012. Publicly-traded fixed maturity securities represented $301.6 billion and $323.8 billion of total fixed maturity securities, at estimated fair value, or 86% and 87% of total fixed maturity securities, at September 30, 2013 and December 31, 2012, respectively. Privately placed fixed maturity securities represented $47.2 billion and $50.5 billion, at estimated fair value, or 14% and 13% of total fixed maturity securities, at September 30, 2013 and December 31, 2012, respectively.

Equity securities AFS, which consisted principally of publicly-traded and privately-held common and non-redeemable preferred stock, including certain perpetual hybrid securities and mutual fund interests, were $3.2 billion and $2.9 billion, at estimated fair value, or 0.6% and 0.5% of total cash and invested assets, at September 30, 2013 and December 31, 2012, respectively. Publicly-traded equity securities represented $2.2 billion and $1.8 billion, at estimated fair value, or 69% and 62% of total equity securities, at September 30, 2013 and December 31, 2012, respectively. Privately-held equity securities represented $1.0 billion and $1.1 billion, at estimated fair value, or 31% and 38% of total equity securities, at September 30, 2013 and December 31, 2012, respectively.
Included within fixed maturity and equity securities were $1.2 billion and $1.3 billion of perpetual securities, at estimated fair value, at September 30, 2013 and December 31, 2012, respectively. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Included within fixed maturity securities were $1.4 billion and $1.6 billion of redeemable preferred stock, at estimated fair value, at September 30, 2013 and December 31, 2012, respectively. These securities, which have stated maturity dates and cumulative interest deferral features, are commonly referred to as “capital securities,” and are primarily issued by U.S. financial institutions.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Valuation of Securities” included in the 2012 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	September 30, 2013
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1:
Quoted prices in active markets for identical assets	$24,117	6.9%	$1,102	34.0%
Level 2:
Independent pricing source	265,014	76.0	654	20.2
Internal matrix pricing or discounted cash flow techniques	37,105	10.6	895	27.6
Significant other observable inputs	302,119	86.6	1,549	47.8
Level 3:
Independent pricing source	8,888	2.6	433	13.3
Internal matrix pricing or discounted cash flow techniques	12,108	3.5	142	4.4
Independent broker quotations	1,555	0.4	15	0.5
Significant unobservable inputs	22,551	6.5	590	18.2
Total estimated fair value	$348,787	100.0%	$3,241	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2013 are as follows:

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

•
During the three months ended September 30, 2013, Level 3 fixed maturity securities increased by $988 million, or 5%. The increase was driven by purchases in excess of sales, partially offset by net transfers out of Level 3. The purchases in excess of sales of fixed maturity securities were concentrated in RMBS, foreign corporate securities, ABS, commercial mortgage-backed securities (“CMBS”) and foreign government securities. The net transfers out of Level 3 were concentrated in foreign corporate securities, RMBS and CMBS.

•
During the nine months ended September 30, 2013, Level 3 fixed maturity securities increased by $131 million, or 1%. The increase was driven by purchases in excess of sales, partially offset by net transfers out of Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss) (“OCI”). The purchases in excess of sales of fixed maturity securities were concentrated in RMBS, ABS, foreign corporate securities, foreign government securities and CMBS. The net transfers out of Level 3 were concentrated in U.S. and foreign corporate securities, ABS, CMBS and foreign government securities, and the decrease in estimated fair value recognized in OCI was concentrated in foreign government securities, foreign corporate securities and ABS.

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs. Total gains and losses in earnings and OCI are calculated assuming transfers into or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 during the same period are excluded from the rollforward. Total gains (losses) for fixed maturity securities included in OCI subsequent to their transfer into Level 3 was $1 million and ($43) million for the three months and nine months ended September 30, 2013, respectively. There were no gains (losses) included in earnings for fixed maturity securities subsequent to their transfer into Level 3 for the three months and nine months ended September 30, 2013.
An analysis of transfers into and/or out of Level 3 for the three months and nine months ended September 30, 2013 is presented in Note 8 of the Notes to Interim Condensed Consolidated Financial Statements.
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
Fixed Maturity Securities AFS
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about fixed maturity securities AFS.

Fixed Maturity Securities Credit Quality — Ratings
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
The NAIC has adopted revised rating methodologies for certain structured securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with the revised rating methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumption used to estimate expected losses from structured securities. We apply the revised NAIC rating methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC rating methodologies on an annual basis. If our insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed rating is used until a final rating becomes available.
The following table presents total fixed maturity securities by Nationally Recognized Statistical Rating Organizations (“NRSRO”) designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		September 30, 2013				December 31, 2012
NAIC Rating	Rating Agency Designation	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(In millions)				(In millions)
1	Aaa/Aa/A	$226,256	$13,091	$239,347	68.6%	$234,371	$24,197	$258,568	69.1%
2	Baa	79,850	4,419	84,269	24.2	81,530	8,663	90,193	24.1
	Subtotal investment grade	306,106	17,510	323,616	92.8	315,901	32,860	348,761	93.2
3	Ba	13,537	245	13,782	3.9	13,882	552	14,434	3.8
4	B	9,512	178	9,690	2.8	9,470	137	9,607	2.6
5	Caa and lower	1,710	(71)	1,639	0.5	1,543	(164)	1,379	0.4
6	In or near default	35	25	60	—	74	11	85	—
	Subtotal below investment grade	24,794	377	25,171	7.2	24,969	536	25,505	6.8
	Total fixed maturity securities	$330,900	$17,887	$348,787	100.0%	$340,870	$33,396	$374,266	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent designations of the NAIC, except for certain structured securities, which are presented as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Rating:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Designation:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
September 30, 2013:
U.S. corporate	$47,489	$45,450	$8,900	$5,142	$470	$40	$107,491
Foreign corporate	28,065	30,810	2,883	1,810	79	1	63,648
Foreign government	46,406	4,421	612	1,405	160	—	53,004
U.S. Treasury and agency	44,154	—	—	—	—	—	44,154
RMBS	30,511	1,584	1,311	1,204	854	14	35,478
CMBS	16,690	105	36	8	57	—	16,896
ABS	12,776	1,210	30	121	19	5	14,161
State and political subdivision	13,256	689	10	—	—	—	13,955
Total fixed maturity securities	$239,347	$84,269	$13,782	$9,690	$1,639	$60	$348,787
Percentage of total	68.6%	24.2%	3.9%	2.8%	0.5%	—%	100.0%

December 31, 2012:
U.S. corporate	$51,648	$48,622	$8,597	$4,831	$380	$48	$114,126
Foreign corporate	31,937	30,509	3,249	1,418	66	5	67,184
Foreign government	46,314	8,501	933	1,504	84	—	57,336
U.S. Treasury and agency	47,967	—	—	—	—	—	47,967
RMBS	32,377	894	1,582	1,809	790	27	37,479
CMBS	18,843	193	43	11	39	—	19,129
ABS	15,247	673	18	34	20	5	15,997
State and political subdivision	14,235	801	12	—	—	—	15,048
Total fixed maturity securities	$258,568	$90,193	$14,434	$9,607	$1,379	$85	$374,266
Percentage of total	69.1%	24.1%	3.8%	2.6%	0.4%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both September 30, 2013 and December 31, 2012. The tables below present information for U.S. and foreign corporate securities at:

	September 30, 2013		December 31, 2012
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$63,648	37.2%	$67,184	37.1%
U.S. corporate fixed maturity securities — by industry:
Consumer	27,957	16.3	29,852	16.4
Industrial	27,625	16.1	29,324	16.2
Finance	20,526	12.0	21,857	12.1
Utility	19,241	11.3	20,216	11.1
Communications	8,451	4.9	9,084	5.0
Other	3,691	2.2	3,793	2.1
Total	$171,139	100.0%	$181,310	100.0%
__________________

(1)	Includes both U.S. dollar and foreign denominated securities.

Structured Securities
We held $66.5 billion and $72.6 billion of structured securities, at estimated fair value, at September 30, 2013 and December 31, 2012, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents information about RMBS at:

	September 30, 2013			December 31, 2012
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$19,355	54.6%	$713	$20,567	54.9%	$889
Pass-through securities	16,123	45.4	353	16,912	45.1	924
Total RMBS	$35,478	100.0%	$1,066	$37,479	100.0%	$1,813
By risk profile:
Agency	$23,986	67.6%	$1,029	$26,369	70.4%	$1,944
Prime	3,051	8.6	74	4,206	11.2	101
Alt-A	5,009	14.1	(61)	4,950	13.2	(154)
Sub-prime	3,432	9.7	24	1,954	5.2	(78)
Total RMBS	$35,478	100.0%	$1,066	$37,479	100.0%	$1,813
Ratings profile:
Rated Aaa/AAA	$25,015	70.5%		$26,555	70.9%
Rated NAIC 1	$30,511	86.0%		$32,377	86.4%
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Structured Securities” included in the 2012 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS.
At September 30, 2013 and December 31, 2012, our Alt-A securities portfolio had no exposure to option adjustable rate mortgages. At September 30, 2013 and December 31, 2012, our Alt-A securities portfolio was comprised, primarily, of fixed rate mortgages (94% at both September 30, 2013 and December 31, 2012).
Historically, we have managed our exposure to sub-prime RMBS holdings by acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. In 2012 and 2013, we increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The 2012 and 2013 sub-prime RMBS purchases are performing within our expectations and were in an unrealized gain position of $62 million and $59 million at September 30, 2013 and December 31, 2012, respectively.

CMBS
The following tables present our CMBS holdings by rating agency designation and by vintage year at:

	September 30, 2013
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$235	$240	$29	$29	$39	$40	$30	$31	$17	$17	$350	$357
2004	2,793	2,838	363	379	90	95	76	78	8	5	3,330	3,395
2005	3,216	3,385	347	371	361	383	104	112	29	35	4,058	4,286
2006	2,267	2,395	250	265	141	149	16	21	37	37	2,711	2,867
2007	828	864	79	83	233	247	185	187	75	68	1,400	1,449
2008 - 2010	—	—	—	—	55	52	1	1	8	9	64	62
2011	589	615	25	24	119	119	—	—	5	5	738	763
2012	536	558	277	270	932	890	—	—	30	57	1,774	1,775
2013	578	563	380	373	1,042	1,006	—	—	—	—	2,000	1,942
Total	$11,042	$11,458	$1,750	$1,794	$3,012	$2,981	$412	$430	$209	$233	$16,425	$16,896
Ratings Distribution		67.8%		10.6%		17.6%		2.6%		1.4%		100.0%

	December 31, 2012
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$2,957	$2,997	$113	$114	$82	$82	$37	$36	$33	$33	$3,222	$3,262
2004	3,466	3,606	380	401	97	99	52	51	21	9	4,016	4,166
2005	3,348	3,636	303	329	275	296	144	142	—	—	4,070	4,403
2006	2,283	2,484	263	284	44	44	47	50	38	36	2,675	2,898
2007	1,070	1,143	112	117	87	95	194	187	20	21	1,483	1,563
2008 - 2010	2	3	—	—	—	—	56	60	26	24	84	87
2011	598	650	12	11	108	112	—	—	7	6	725	779
2012	524	559	403	417	939	956	—	—	36	39	1,902	1,971
Total	$14,248	$15,078	$1,586	$1,673	$1,632	$1,684	$530	$526	$181	$168	$18,177	$19,129
Ratings Distribution		78.8%		8.7%		8.8%		2.8%		0.9%		100.0%
The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s Investors Service, S&P, Fitch Ratings and Realpoint, LLC. CMBS rated NAIC 1 were 98.8% and 98.5% of total CMBS at September 30, 2013 and December 31, 2012, respectively.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents information about our ABS holdings at:

	September 30, 2013			December 31, 2012
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Foreign residential loans	$3,528	24.9%	$67	$3,811	23.8%	$88
Collateralized debt obligations	2,642	18.7	—	2,453	15.3	(68)
Student loans	2,239	15.8	19	2,480	15.5	14
Credit card loans	1,950	13.8	38	2,640	16.5	106
Automobile loans	1,928	13.6	12	2,454	15.4	28
Equipment loans	285	2.0	7	597	3.7	22
Other loans	1,589	11.2	(5)	1,562	9.8	45
Total	$14,161	100.0%	$138	$15,997	100.0%	$235
Ratings profile:
Rated Aaa/AAA	$8,253	58.3%		$10,405	65.0%
Rated NAIC 1	$12,776	90.2%		$15,247	95.3%
OTTI Losses on Fixed Maturity and Equity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $34 million and $155 million for the three months and nine months ended September 30, 2013, respectively, and $56 million and $297 million for the three months and nine months ended September 30, 2012, respectively. Impairments of fixed maturity securities were $34 million and $133 million for the three months and nine months ended September 30, 2013, respectively, and $47 million and $271 million for the three months and nine months ended September 30, 2012, respectively. There were $0 and $22 million of impairments of equity securities for the three months and nine months ended September 30, 2013, respectively. Impairments of equity securities were $9 million and $26 million for the three months and nine months ended September 30, 2012, respectively.
Credit-related impairments of fixed maturity securities were $33 million and $114 million for the three months and nine months ended September 30, 2013, respectively, and $36 million and $177 million for the three months and nine months ended September 30, 2012, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $34 million for the three months ended September 30, 2013 as compared to $56 million in the prior period. The decrease in OTTI losses in the current period, from $7 million in fixed maturity impairments for the three months ended September 30, 2013, as compared to $30 million for the three months ended September 30, 2012, reflected improved market conditions and was concentrated in U.S. and foreign corporate securities.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $155 million for the nine months ended September 30, 2013 as compared to $297 million in the prior period. The most significant decreases were in U.S. and foreign corporate securities and CMBS, which comprised $59 million for the nine months ended September 30, 2013, as compared to $200 million for the nine months ended September 30, 2012. The decrease of $91 million in OTTI losses on U.S. and foreign corporate securities was concentrated in utility, financial services, communications and transportation industries and was primarily attributable to prior period intent-to-sell impairments, while the $50 million decrease on CMBS reflected improving economic fundamentals.

Future Impairments
Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held for investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs (former qualifying special purpose entities). We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $16.6 billion and $16.3 billion at estimated fair value, or 3.4% and 3.1% of total cash and invested assets, at September 30, 2013 and December 31, 2012, respectively. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending
We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, cash and cash equivalents, short-term investments and equity securities, are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for financial information regarding our securities lending program.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. The carrying value of mortgage loans was $57.7 billion and $57.0 billion, or 11.6% and 10.7% of total cash and invested assets, at September 30, 2013 and December 31, 2012, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a table that presents our mortgage loans by portfolio segment. The information presented herein excludes the mortgage loans held-for-investment where we elected the FVO and the effects of consolidating certain VIEs that are treated as CSEs. Such amounts are presented in the aforementioned table.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans, 88% are collateralized by properties located in the United States, with the remaining 12% collateralized by properties located outside the United States, calculated as a percent of the total mortgage loans held-for-investment (excluding mortgage loans held-for-investment where we elected the FVO and commercial mortgage loans held by CSEs) at September 30, 2013. The three states with the largest commercial and agricultural mortgage loan investments were California, New York and Texas at 19%, 11% and 7%, at September 30, 2013, respectively. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral.

Commercial Mortgage Loans by Geographic Region and Property Type
Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
Pacific	$8,214	20.4%	$7,932	19.6%
Middle Atlantic	7,356	18.3	6,780	16.7
South Atlantic	7,095	17.6	7,969	19.7
International	6,158	15.3	5,567	13.8
West South Central	3,483	8.7	3,436	8.5
East North Central	2,680	6.7	3,026	7.5
New England	1,473	3.7	1,489	3.7
Mountain	835	2.0	906	2.2
East South Central	420	1.0	457	1.1
West North Central	203	0.5	288	0.7
Multi-Region and Other	2,345	5.8	2,622	6.5
Total recorded investment	40,262	100.0%	40,472	100.0%
Less: valuation allowances	259		293
Carrying value, net of valuation allowances	$40,003		$40,179
Property Type:
Office	$18,315	45.5%	$18,012	44.5%
Retail	9,384	23.3	9,445	23.3
Apartment	3,865	9.6	3,944	9.8
Hotel	3,629	9.0	3,355	8.3
Industrial	2,840	7.1	3,159	7.8
Other	2,229	5.5	2,557	6.3
Total recorded investment	40,262	100.0%	40,472	100.0%
Less: valuation allowances	259		293
Carrying value, net of valuation allowances	$40,003		$40,179
Mortgage Loan Credit Quality — Restructured, Potentially Delinquent, Delinquent or Under Foreclosure
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

The following table presents the carrying value prior to valuation allowance (“recorded investment”) and valuation allowance for all mortgage loans held-for-investment distributed by the above stated loan classifications:

	September 30, 2013				December 31, 2012
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(In millions)		(In millions)		(In millions)		(In millions)
Commercial:
Performing	$39,855	99.0%	$225	0.6%	$40,064	99.0%	$214	0.5%
Restructured (1)	395	1.0	34	8.6%	406	1.0	79	19.5%
Potentially delinquent	—	—	—	—%	—	—	—	—%
Delinquent or under foreclosure	12	—	—	—%	2	—	—	—%
Total	$40,262	100.0%	$259	0.6%	$40,472	100.0%	$293	0.7%
Agricultural:
Performing	$12,660	98.7%	$38	0.3%	$12,657	98.6%	$31	0.2%
Restructured (2)	74	0.6	5	6.8%	64	0.5	8	12.5%
Potentially delinquent	3	—	1	33.3%	6	—	—	—%
Delinquent or under foreclosure (2)	93	0.7	6	6.5%	116	0.9	13	11.2%
Total	$12,830	100.0%	$50	0.4%	$12,843	100.0%	$52	0.4%
Residential:
Performing	$2,380	97.8%	$15	0.6%	$929	97.0%	$—	—%
Restructured (3)	1	—	—	—%	—	—	—	—%
Delinquent or under foreclosure	53	2.2	2	3.8%	29	3.0	2	6.9%
Total	$2,434	100.0%	$17	0.7%	$958	100.0%	$2	0.2%
__________________

(1)	As of September 30, 2013 and December 31, 2012, there were nine restructured commercial mortgage loans, respectively, all of which were performing.

(2)
As of September 30, 2013 there were 17 restructured agricultural mortgage loans of which 13 were performing and four were delinquent. As of December 31, 2012, there were 15 restructured loans, all of which were performing.

(3)	As of September 30, 2013 there were 11 restructured residential mortgage loans, all of which were performing. There were no restructured residential mortgage loans at December 31, 2012.
See also Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present, by portfolio segment, mortgage loans by credit quality indicator, impaired mortgage loans, past due and nonaccrual mortgage loans, as well as loans modified through troubled debt restructurings.
Mortgage Loan Credit Quality — Monitoring Process — Commercial and Agricultural Mortgage Loans
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 56% and 57% at September 30, 2013 and December 31, 2012, respectively, and our average debt service coverage ratio was 2.2x at both September 30, 2013 and December 31, 2012. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 46% at September 30, 2013 and December 31, 2012, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowances” included in the 2012 Annual Report for further information on our mortgage valuation allowance policy.
See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about activity in and balances of the valuation allowance and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the nine months ended September 30, 2013 and 2012.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 85% were located in the United States, with the remaining 15% located outside the United States, at September 30, 2013. The three locations with the largest real estate investments were California, Japan and Florida at 20%, 12% and 11%, respectively, at September 30, 2013.
Real estate investments by type consisted of the following:

	September 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$7,490	74.5%	$8,488	85.6%
Real estate joint ventures and funds	823	8.2	941	9.5
Subtotal	8,313	82.7	9,429	95.1
Foreclosed (commercial, agricultural and residential)	443	4.4	488	4.9
Real estate held-for-investment	8,756	87.1	9,917	100.0
Real estate held-for-sale	1,297	12.9	1	—
Total real estate and real estate joint ventures	$10,053	100.0%	$9,918	100.0%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2012 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional and held for sale real estate investment portfolios was $11.6 billion and $10.7 billion at September 30, 2013 and December 31, 2012, respectively. During 2013, we committed to sell real estate investments in the next 12 months in connection with our investment management business with a carrying value of $1.3 billion. Accordingly, these properties are classified as held-for-sale.
There were impairments of $1 million and $10 million recognized on real estate and real estate joint ventures for the three months and nine months ended September 30, 2013, respectively. There were impairments of $14 million and $21 million recognized on real estate and real estate joint ventures for the three months and nine months ended September 30, 2012, respectively.

Other Limited Partnership Interests
The carrying value of other limited partnership interests was $7.3 billion and $6.7 billion at September 30, 2013 and December 31, 2012, respectively, which included $1.8 billion and $1.4 billion of hedge funds, at September 30, 2013 and December 31, 2012, respectively.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	September 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$9,301	55.5%	$13,777	65.2%
Tax credit partnerships	2,464	14.7	2,268	10.7
Leveraged leases, net of non-recourse debt	1,968	11.7	1,998	9.4
Funds withheld	637	3.8	641	3.0
Joint venture investments	142	0.8	180	0.9
Other	2,254	13.5	2,281	10.8
Total	$16,766	100.0%	$21,145	100.0%
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $12.7 billion and $16.9 billion, or 2.6% and 3.2% of total cash and invested assets, at September 30, 2013 and December 31, 2012, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $5.6 billion and $6.1 billion at September 30, 2013 and December 31, 2012, respectively, or 1.1% of total cash and invested assets, at both September 30, 2013 and December 31, 2012.
Derivatives Overview
Derivatives
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

•
Information about the notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2013 and December 31, 2012.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and nine months ended September 30, 2013 and 2012.
See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about our use of derivatives by major hedge program.

Fair Value Hierarchy
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
Derivatives categorized as Level 3 at September 30, 2013 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity options with unobservable correlation inputs. At both September 30, 2013 and December 31, 2012, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Level 3 derivatives had a ($69) million and ($440) million gain (loss) recognized in net income (loss) for the three months and nine months ended September 30, 2013, respectively. This loss primarily relates to certain purchased equity options that are valued using models dependent on an unobservable market correlation input and equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread. The unobservable equity variance spread is calculated from a comparison between broker offered variance swap volatility and observable plain vanilla equity option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations. The primary drivers of the loss during the three months ended September 30, 2013 were increases in interest rates, increases in equity index levels and decreases in equity volatility, which in total accounted for approximately 84% of the loss. Changes in the unobservable inputs accounted for approximately 16% of the loss. The primary drivers of the loss during the nine months ended September 30, 2013 were increases in interest rates and increases in equity index levels, which in total accounted for approximately 64% of the loss. Changes in the unobservable inputs accounted for approximately 36% of the loss.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2012 Annual Report for further information on the estimates and assumptions that affect derivatives.
Credit Risk
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2013		December 31, 2012
Credit Default Swaps	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$3,511	$(28)	$3,674	$(23)
Written (2)	9,387	117	8,879	74
Total	$12,898	$89	$12,553	$51
__________________

(1)
The notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $400 million and ($7) million, respectively, at September 30, 2013 and $380 million and ($1) million, respectively, at December 31, 2012.

(2)	The notional amount and estimated fair value for written credit default swaps in the trading portfolio were $10 million and $0, respectively, at both September 30, 2013 and December 31, 2012.
The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$2	$(10)	$(8)	$1	$(98)	$(97)	$12	$(29)	$(17)	$8	$(283)	$(275)
Written (3), (4)	43	3	46	50	29	79	95	(22)	73	138	(8)	130
Total	$45	$(7)	$38	$51	$(69)	$(18)	$107	$(51)	$56	$146	$(291)	$(145)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $0 and ($5) million, respectively, for the three months ended September 30, 2013 and $2 million and ($11) million, respectively, for the nine months ended September 30, 2013. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $2 million and ($8) million, respectively, for the three months ended September 30, 2012 and $7 million and ($20) million, respectively, for the nine months ended September 30, 2012.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $1 million and $0, respectively, for both the three months and nine months ended September 30, 2013. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were not significant for the three months and nine months ended September 30, 2012.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
For the three month period, the favorable change in net gains (losses) on purchased credit default swaps of $89 million was due to a combination of credit spreads narrowing less in the current period as compared to the prior period and the average notional amount decreasing in the current period as compared to the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of $33 million was due to credit spreads narrowing less in the current period as compared to the prior period on certain credit default swaps used as replications.

For the nine month period, the favorable change in net gains (losses) on purchased credit default swaps of $258 million was due to a combination of credit spreads narrowing less in the current period as compared to the prior period and the average notional amount decreasing in the current period as compared to the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of $57 million was due to credit spreads narrowing less in the current period as compared to the prior period on certain credit default swaps used as replications.
The maximum amount at risk related to our written credit default swaps is equal to the corresponding notional amount. The increase in the notional amount of written credit default swaps is primarily a result of our decision to add to our credit replication holdings within the Company. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by insurance regulators and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we will seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, at times, can replicate the desired bond exposures and meet our asset-liability management needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.
Embedded Derivatives
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2012 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain unsecured credit facilities and committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” for further descriptions of such arrangements.
Collateral for Securities Lending, Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $18 million and $104 million at estimated fair value at September 30, 2013 and December 31, 2012, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for further information on our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.

We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $947 million and $729 million at September 30, 2013 and December 31, 2012, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $1.1 billion and $785 million at September 30, 2013 and December 31, 2012, respectively, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $2.5 billion and $3.7 billion at September 30, 2013 and December 31, 2012, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and “Derivatives” in Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Other
Additionally, we have the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: commitments to fund partnership investments; mortgage loan commitments; and commitments to fund bank credit facilities, bridge loans and private corporate bond investments.
See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities Available-for-Sale,” and “Mortgage Loans” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our investments in fixed maturity securities, mortgage loans and partnership investments.
Other than the commitments disclosed in Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans, and private corporate bond investments. See “Commitments” in Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2012 Annual Report.
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
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for additional information. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Interest Rate Stress Scenario” included in the 2012 Annual Report and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment follows.
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
Latin America
Future policy benefits for this segment are held primarily for immediate annuities in Chile, Argentina and Mexico and traditional life contracts mainly in Brazil and Mexico. There are also reserves held for total return pass-through provisions included in certain universal life and savings products in Mexico. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, and mortality and lapses different than expected. We mitigate our risks by implementing our ALM policy.

Asia
Future policy benefits for this segment are held primarily for traditional life, endowment, annuity and accident & health contracts. They are also held for total return pass-through provisions included in certain universal life and savings products. They include certain liabilities for variable annuity and variable life guarantees of minimum death benefits, and longevity guarantees. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by implementing our ALM policy.
EMEA
Future policy benefits for this segment include unearned premium reserves for group life and credit insurance contracts. Future policy benefits are also held for traditional life, endowment and annuity contracts with significant mortality risk and accident & health contracts. Factors impacting these liabilities include sustained periods of lower yields than rates established at issue, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by having premiums which are adjustable or cancellable in some cases, and by implementing our ALM policy.
Corporate & Other
Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain run-off LTC and workers’ compensation business written by MICC. Additionally, future policy benefits includes liabilities for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as insurance.
Policyholder Account Balances
PABs are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable surrender charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Interest Rate Stress Scenario” included in the 2012 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for additional information.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	September 30, 2013
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other:
Greater than 0% but less than 2%	$91	$91
Equal to 2% but less than 4%	$11,220	$4,723
Equal to or greater than 4%	$10,812	$6,469
Annuities:
Greater than 0% but less than 2%	$3,005	$2,068
Equal to 2% but less than 4%	$34,349	$26,815
Equal to or greater than 4%	$2,730	$2,669
__________________

(1)	These amounts are not adjusted for policy loans.

As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At September 30, 2013, excess interest reserves were $136 million and $372 million for Life & Other and Annuities, respectively.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	September 30, 2013
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$5,096	$5,096
Equal to 2% but less than 4%	$2,293	$2,276
Equal to or greater than 4%	$615	$589
__________________

(1)	These amounts are not adjusted for policy loans.
Corporate Benefit Funding
PABs in this segment are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) London Interbank Offered Rate (“LIBOR”). We are exposed to interest rate risks, as well as foreign currency exchange rate risk when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. We also mitigate risks by implementing our ALM policy and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
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
Asia
PABs in this segment are held largely for fixed income retirement and savings plans, fixed deferred annuities, interest sensitive whole life products, universal life and, to a lesser degree, liability amounts for unit-linked-type funds that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Asia that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Asia are accounted for as embedded derivatives and recorded at estimated fair value and are also included within PABs. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. We mitigate risks by implementing our ALM policy and with reinsurance. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	September 30, 2013
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities:
Greater than 0% but less than 2%	$27,963	$1,039
Equal to 2% but less than 4%	$1,051	$439
Equal to or greater than 4%	$2	$2
Life & Other:
Greater than 0% but less than 2%	$5,782	$4,688
Equal to 2% but less than 4%	$16,570	$8,858
Equal to or greater than 4%	$261	$—
__________________

(1)
Excludes negative VOBA liabilities of $2.04 billion at September 30, 2013, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities in the ALICO acquisition. These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

(2)	These amounts are not adjusted for policy loans.
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
The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Americas:
GMDB	$449	$343	$—	$—
GMIB	1,572	1,432	(1,363)	200
GMAB	—	—	6	23
GMWB	62	30	(130)	428
Asia:
GMDB	38	54	—	—
GMAB	—	—	5	11
GMWB	199	183	134	190
EMEA:
GMDB	5	6	—	—
GMAB	—	—	11	28
GMWB	18	20	(77)	43
Corporate & Other:
GMDB	8	39	—	—
GMAB	—	—	151	387
GMWB	99	95	1,554	2,195
Total	$2,450	$2,202	$291	$3,505

The carrying amounts for guarantees included in PABs above include nonperformance risk adjustments of $423 million and $1.2 billion at September 30, 2013 and December 31, 2012, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at September 30, 2013:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$102,050	$16,384
Annual step-up	31,293	—
Roll-up and step-up combination	38,429	—
Total	$171,772	$16,384
__________________

(1)	Total contract account value excludes $2.2 billion for contracts with no GMDBs and approximately $11.6 billion of total contract account value in the EMEA and Asia segments.
Based on total contract account value, less than 41% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
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

Living Benefit Guarantees
The table below presents our living benefit guarantees based on total contract account values at September 30, 2013:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
GMIB	$95,735	$—
GMWB - non-life contingent	7,224	3,932
GMWB - life-contingent	18,854	10,268
GMAB	378	2,184
	$122,191	$16,384
__________________

(1)	Total contract account value excludes $51.8 billion for contracts with no living benefit guarantees and approximately $8.7 billion of total contract account value in the EMEA and Asia segments.
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
The table below presents our GMIBs, by their guaranteed payout basis, at September 30, 2013:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$36,282
7-year setback, 1.5% interest rate	5,921
10-year setback, 1.5% interest rate	19,783
10-year mortality projection, 10-year setback, 1.0% interest rate	29,315
10-year mortality projection, 10-year setback, 0.5% interest rate	4,434
$95,735
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.
Additionally, 30% of the $95.7 billion of GMIB total contract account value has been invested in managed volatility funds as of September 30, 2013. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIBs are required to invest in these funds.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of September 30, 2013, only 5.6% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of six years.

Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at September 30, 2013:

	In-the- Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30%+	$755	0.8%
	20% to 30%	671	0.7%
	10% to 20%	1,598	1.7%
	0% to 10%	3,947	4.1%
		6,971
Out-of-the-money	-10% to 0%	7,873	8.2%
	-20% to -10%	12,003	12.5%
	-20%+	68,888	72.0%
		88,764
Total GMIBs		$95,735
Derivatives Hedging Variable Annuity Guarantees
In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various over the counter and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	September 30, 2013			December 31, 2012
Primary Underlying Risk Exposure		Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$25,483	$1,300	$635	$24,041	$1,973	$614
	Interest rate futures	7,188	3	7	8,913	1	25
	Interest rate options	17,690	170	195	11,440	303	58
Foreign currency exchange rate	Foreign currency forwards	2,276	10	20	2,281	1	177
	Foreign currency futures	356	2	—	518	4	—
Equity market	Equity futures	5,417	30	4	6,993	14	132
	Equity options	35,448	1,694	823	21,759	2,824	356
	Variance swaps	21,961	147	530	19,830	122	310
	Total rate of return swaps	3,794	1	120	3,092	5	103
	Total	$119,613	$3,357	$2,334	$98,867	$5,247	$1,775
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $17.8 billion and $24.1 billion at September 30, 2013 and December 31, 2012, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding: (i) amounts related to cash collateral received under our securities lending program, and (ii) amounts related to cash collateral received from counterparties in connection with derivatives. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of changing needs and opportunities.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $265.7 billion and $292.2 billion at September 30, 2013 and December 31, 2012, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of funding agreements, derivatives and short sale agreements.
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

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Sources:
Net cash provided by operating activities	$9,984	$15,288
Net cash provided by changes in policyholder account balances	—	4,720
Net cash provided by changes in payables for collateral under securities loaned and other transactions	—	4,777
Net cash provided by changes in bank deposits	8	—
Long-term debt issued	—	750
Net change in liability for securitized reverse residential mortgage loans	—	1,198
Common stock issued, net of issuance costs	1,000	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	24
Net cash provided by other, net	—	35
Total sources	10,992	26,792
Uses:
Net cash used in investing activities	6,575	14,075
Net cash used for changes in policyholder account balances	4,973	—
Net cash used for changes in payables for collateral under securities loaned and other transactions	1,821	—
Net cash used for changes in bank deposits	—	4,052
Net cash used for short-term debt repayments	—	586
Long-term debt repaid	765	1,106
Collateral financing arrangements repaid	—	349
Cash paid in connection with collateral financing arrangements	—	44
Dividends on preferred stock	91	91
Dividends on common stock	808	—
Net cash used in other, net	134	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	187	—
Total uses	15,354	20,303
Net increase (decrease) in cash and cash equivalents	$(4,362)	$6,489

Cash Flows from Operations
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
Cash Flows from Investments
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
Financing Cash Flows
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
Global Funding Sources
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
Common Stock
In September 2013, MetLife, Inc. issued 22,679,955 shares of its newly issued common stock for $1.0 billion in connection with the settlement of stock purchase contracts. See “— Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts.”
During the nine months ended September 30, 2013 and 2012, MetLife, Inc. issued 6,478,671 and 4,689,799 new shares of its common stock for $209 million and $148 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “— Credit and Committed Facilities”). MetLife Funding, a subsidiary of MLIC, serves as our centralized finance unit. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to MetLife, Inc., MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements.

Federal Home Loan Bank Funding Agreements, Reported in PABs
Certain of our domestic insurance subsidiaries are members of a regional FHLB. During the nine months ended September 30, 2013 and 2012, we issued $10.5 billion and $15.1 billion, respectively, and repaid $10.9 billion and $12.6 billion, respectively, under funding agreements with certain FHLB regional banks. At September 30, 2013 and December 31, 2012, total obligations outstanding under these funding agreements were $15.0 billion and $15.4 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
Special Purpose Entity Funding Agreements, Reported in PABs
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the nine months ended September 30, 2013 and 2012, we issued $27.4 billion and $30.2 billion, respectively, and repaid $27.3 billion and $25.5 billion, respectively, under such funding agreements. At September 30, 2013 and December 31, 2012, total obligations outstanding under these funding agreements were $30.4 billion and $30.0 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in PABs
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. There were no issuances or repayments under such funding agreements during the nine months ended September 30, 2013 and 2012. At both September 30, 2013 and December 31, 2012, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts
In September 2013, MetLife, Inc. closed the successful remarketing of a portion of the senior debt securities underlying common equity units issued in November 2010 in connection with the ALICO acquisition. The senior debt securities, which are due September 15, 2023, were remarketed as 4.368% senior debt securities. MetLife, Inc. did not receive any proceeds from the remarketing. Most holders of common equity units used remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts provided proceeds to MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.’s common stock. MetLife, Inc. delivered 22,679,955 shares of its newly issued common stock to settle the stock purchase contracts. See Note 15 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for additional information.
Credit and Committed Facilities
 We maintain unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at September 30, 2013. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2013, we had outstanding $2.0 billion in letters of credit and no drawdowns against these facilities. Remaining unused availability was $2.0 billion at September 30, 2013. In connection with the domestication of Exeter to Delaware in October 2013 and the related redistribution of assets held in trust at Exeter, $1.9 billion of outstanding letters of credit were no longer required and therefore canceled by the Company. Accordingly, remaining unused availability under the unsecured credit facilities increased by $1.9 billion in October 2013. See “— Executive Summary — Consolidated Company Outlook” for further information regarding the domestication of Exeter.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At September 30, 2013, $6.7 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding against these facilities. Remaining unused availability was $2.9 billion at September 30, 2013.

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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	September 30, 2013	December 31, 2012
	(In millions)
Short-term debt	$100	$100
Long-term debt (1)	$16,306	$16,535
Collateral financing arrangements	$4,196	$4,196
Junior subordinated debt securities	$3,193	$3,192
__________________

(1)
Excludes $1.9 billion and $2.5 billion at September 30, 2013 and December 31, 2012, respectively, of long-term debt relating to CSEs (see Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements).

Dispositions
Cash proceeds from dispositions during the nine months ended September 30, 2013 and 2012 were $399 million and $0, respectively. During the nine months ended September 30, 2013, the sale of MetLife Bank’s depository business resulted in cash outflows of $6.4 billion as a result of the buyer’s assumption of the bank deposits liability in exchange for our cash payment. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for information regarding the 2013 proceeds and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the sale of MetLife Bank’s depository business.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Dividends
In January 2013, MetLife, Inc., which previously paid common stock dividends annually, transitioned to paying common stock dividends quarterly. Accordingly, MetLife, Inc. did not pay common stock dividends during the nine months ended September 30, 2012. The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for common stock dividends paid during the nine months ended September 30, 2013:

	Record Date	Payment Date	Dividend
Declaration Date			Per Share	Aggregate
			(In millions, except per share data)
June 25, 2013	August 9, 2013	September 13, 2013	$0.275	$303
April 23, 2013	May 9, 2013	June 13, 2013	$0.275	302
January 4, 2013	February 6, 2013	March 13, 2013	$0.185	203
				$808

The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s other insurance subsidiaries and other factors deemed relevant by the Board. On October 22, 2013, MetLife, Inc.’s Board of Directors declared a fourth quarter 2013 common stock dividend of $0.275 per share payable on December 13, 2013 to shareholders of record as of November 8, 2013. The Company estimates the aggregate dividend payment to be $311 million.
Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for preferred stock was as follows for the nine months ended September 30, 2013 and 2012:

	Record Date	Payment Date	Dividend
Declaration Date			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
August 15, 2013	August 31, 2013	September 16, 2013	$0.256	$6	$0.406	$24
May 15, 2013	May 31, 2013	June 17, 2013	$0.256	7	$0.406	24
March 5, 2013	February 28, 2013	March 15, 2013	$0.250	6	$0.406	24
				$19		$72

August 15, 2012	August 31, 2012	September 17, 2012	$0.256	$6	$0.406	$24
May 15, 2012	May 31, 2012	June 15, 2012	$0.256	7	$0.406	24
March 5, 2012	February 29, 2012	March 15, 2012	$0.253	6	$0.406	24
				$19		$72
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B.
Dividend Restrictions
The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve Board, if, in the future, MetLife, Inc. is designated as a non-bank SIFI. See “— Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Potential Regulation as a Non-Bank SIFI.” In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — International Regulatory Developments —Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” included in the 2012 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
Debt Repayments
In August 2013, MetLife, Inc. repaid at maturity $250 million of its floating rate senior notes.
Debt and Facility Covenants
Certain of our debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at September 30, 2013.
Debt Repurchases
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

Support Agreements
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
In July 2012, in connection with an operating agreement with the OCC governing MetLife Bank’s operations during its wind-down process, MetLife Bank and MetLife, Inc. entered into a capital support agreement with the OCC and MetLife, Inc. and MetLife Bank entered into an indemnification and capital maintenance agreement under which agreements MetLife, Inc. provided financial and other support to MetLife Bank to ensure that MetLife Bank could wind down its operations in a safe and sound manner. In August 2013, MetLife Bank merged with and into MLHL, its former subsidiary, with MLHL as the surviving, non-bank entity. The obligations of MetLife, Inc. and MetLife Bank under the capital support agreement with the OCC and the obligations of MetLife, Inc. under the indemnification and capital maintenance agreement ceased in all material respects upon the merger of MetLife Bank with and into MLHL.
See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements.”
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the nine months ended September 30, 2013 and 2012, general account surrenders and withdrawals from annuity products were $2.9 billion and $3.1 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $2.4 billion at September 30, 2013 of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $135 million were subject to a notice period of 90 days. The remaining liabilities are subject to a notice period of five months or greater.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2013 and December 31, 2012, we were obligated to return cash collateral under our control of $2.5 billion and $6.0 billion, respectively. At September 30, 2013 and December 31, 2012, we had pledged cash collateral of $5 million and $1 million, respectively, for OTC bilateral derivative contracts between two counterparties (“OTC-bilateral”) in a net liability position. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would require $25 million of additional collateral be provided to our counterparties as of September 30, 2013. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions. In addition, we have pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and ULSG liabilities.

Securities Lending
We participate in a securities lending program whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $29.4 billion and $27.7 billion at September 30, 2013 and December 31, 2012, respectively. Of these amounts, $6.9 billion and $5.0 billion at September 30, 2013 and December 31, 2012, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2013 was $6.7 billion, of which $6.4 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the consolidated financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor, taxpayer and, formerly, a mortgage lending bank. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Acquisitions
During each of the nine months ended September 30, 2013 and 2012, there were no cash outflows for acquisitions. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a 2013 acquisition.
Contractual Obligations
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
Liquid Assets
At September 30, 2013 and December 31, 2012, MetLife, Inc. and other MetLife holding companies had $4.8 billion and $5.7 billion, respectively, in liquid assets. Of these amounts, $4.5 billion and $5.0 billion were held by MetLife, Inc. and $0.3 billion and $0.7 billion were held by other MetLife holding companies, at September 30, 2013 and December 31, 2012, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received from counterparties in connection with derivatives; and (ii) securities held in trust in support of collateral financing arrangements and pledged in support of derivatives.
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
Potential Restrictions and Limitations on Non-Bank SIFIs and Global Systemically Important Insurers
MetLife Bank has terminated its Federal Deposit Insurance Corporation insurance and MetLife, Inc. de-registered as a bank holding company. As a result, MetLife, Inc. is no longer subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank SIFI, it could once again be subject to regulation by the Federal Reserve Board and enhanced supervision and prudential standards. In addition, if MetLife, Inc. is designated as a non-bank SIFI or if additional capital requirements are imposed on MetLife, as a G-SII, its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any such additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Potential Regulation as a Non-Bank SIFI” and “— Industry Trends — Regulatory Developments — International Regulatory Developments — Global Systemically Important Insurers.”

Liquidity and Capital Sources
In addition to the description of liquidity and capital sources in “— The Company — Summary of Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding MetLife, Inc.’s primary sources of liquidity and capital:
Dividends from Subsidiaries
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
The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	September 30, 2013	2013
Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$714	$1,428
American Life Insurance Company	$—	$523
MetLife Insurance Company of Connecticut	$624	$1,330
Metropolitan Property and Casualty Insurance Company	$—	$74
Metropolitan Tower Life Insurance Company (2)	$—	$77
MetLife Investors Insurance Company	$—	$129
Delaware American Life Insurance Company	$—	$7
__________________

(1)
Reflects dividend amounts that may be paid during 2013 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2013, some or all of such dividends may require regulatory approval.

(2)
During October 2013, Metropolitan Tower Life Insurance Company (“MTL”) distributed shares of an affiliate to MetLife, Inc. as an in-kind dividend of $32 million. Also during October 2013, MTL paid a dividend to MetLife, Inc. in the amount of $77 million in cash, which represented its dividend capacity without regulatory approval at December 31, 2013. Regulatory approval for these dividends was obtained due to the amount and timing of the payments.

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
In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies, MICC, MLI-USA and MLIIC, and Exeter, a reinsurance company and subsidiary of MetLife, Inc., in 2014. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. As a result, the aggregate amount of dividends permitted to be paid without insurance regulatory approval may be impacted. Exeter, formerly a Cayman Islands company, was domesticated to Delaware in October 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” included in the 2012 Annual Report.

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
Short-term Debt
MetLife, Inc. maintains a commercial paper program, proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both September 30, 2013 and December 31, 2012.
Credit and Committed Facilities
At September 30, 2013, MetLife, Inc., along with MetLife Funding, maintained $4.0 billion in unsecured credit facilities, the proceeds of which are available for general corporate purposes, to support our commercial paper programs and for the issuance of letters of credit. At September 30, 2013, MetLife, Inc. had outstanding $2.0 billion in letters of credit and no drawdowns against these facilities. Remaining unused availability was $2.0 billion at September 30, 2013. See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities.”
MetLife, Inc. maintains committed facilities with a capacity of $300 million. At September 30, 2013, MetLife, Inc. had outstanding $300 million in letters of credit and no drawdowns against these facilities. There were no remaining unused commitments at September 30, 2013. In addition, MetLife, Inc. is a party to committed facilities of certain of its subsidiaries, which aggregated $12.1 billion at September 30, 2013. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See Note 12 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for further discussion of these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2013	December 31, 2012
	(In millions)
Long-term debt — unaffiliated	$15,416	$15,669
Long-term debt — affiliated	$3,250	$3,250
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748
Dispositions
Cash proceeds from dispositions during the nine months ended September 30, 2013 and 2012 were $17 million and $0, respectively.

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
Affiliated Capital Transactions
During the nine months ended September 30, 2013 and 2012, MetLife, Inc. invested an aggregate of $835 million and $1.6 billion, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $2.3 billion and $750 million at September 30, 2013 and December 31, 2012, respectively.
In July 2013, MetLife Ireland Treasury Limited borrowed the Chilean peso equivalent of $1.5 billion from MetLife, Inc. The loan bears interest at a fixed rate of 8.5%, payable annually. See “— Acquisitions.”
In April 2013, MetLife Bank’s Board of Directors, with prior approval of the OCC, approved the reduction of its permanent capital by $550 million through a purchase of its $300 million of outstanding preferred stock held by MetLife, Inc. and a return of capital of $250 million to MetLife, Inc. In May 2013, MetLife, Inc. received $550 million in cash to settle these transactions.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at September 30, 2013.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.
In July 2012, in connection with an operating agreement with the OCC governing MetLife Bank’s operations during its wind-down process, MetLife Bank and MetLife, Inc. entered into a capital support agreement with the OCC and MetLife, Inc. and MetLife Bank entered into an indemnification and capital maintenance agreement under which agreements MetLife, Inc. provided financial and other support to MetLife Bank to ensure that MetLife Bank could wind down its operations in a safe and sound manner. Pursuant to the agreements, MetLife, Inc. was required to ensure that MetLife Bank meets or exceeds certain minimum capital and liquidity requirements and make indemnification payments to MetLife Bank in connection with MetLife Bank’s obligation under the April 2011 consent decree between MetLife Bank and the OCC. During the nine months ended September 30, 2013, MetLife, Inc. invested $21 million in cash in MetLife Bank in connection with these agreements. On August 30, 2013, MetLife Bank merged with and into MLHL, with MLHL as the surviving, non-bank entity. The obligations of MetLife, Inc. and MetLife Bank under the capital support agreement with the OCC and the obligations of MetLife, Inc. under the indemnification and capital maintenance agreement ceased in all material respects upon the merger of MetLife Bank with and into MLHL.

In January 2013, MetLife, Inc. entered into an 18-month agreement with MetLife Bank to lend up to $500 million to MetLife Bank on a revolving basis. In January 2013, MetLife Bank both drew down and repaid $400 million under the agreement, which bore interest at a rate of three-month LIBOR plus 1.75%. In February 2013, the agreement was amended to reduce borrowing capacity to $100 million. MetLife Bank's rights and obligations under the agreement succeeded to MLHL upon the merger of MetLife Bank with and into MLHL. On October 29, 2013, MetLife, Inc. and MLHL agreed to terminate the agreement. There were no loans outstanding at such date.
In October 2013, MetLife, Inc. guaranteed two-year notes issued by Exeter to affiliates, MICC and MLI-USA, totaling $500 million that bear interest at 2.47%.
Acquisitions
During each of the nine months ended September 30, 2013 and 2012, there were no cash outflows for acquisitions. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a 2013 acquisition. In connection with this acquisition, in July 2013, $2.1 billion was transferred within the Company to indirect wholly-owned subsidiaries, of which MetLife, Inc. provided $1.7 billion in cash through intercompany loans and a capital contribution.
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
Subsequent Events
See Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Global Risk Management
We have established several financial and non-financial senior management committees as part of our risk management process. These committees manage capital and risk positions, approve ALM strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during 2010, we created an Enterprise Risk Committee. The Enterprise Risk Committee is comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, Chief Risk Officer, President of the Americas and Chief Investment Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions if necessary, in the event risks exceed desirable targets, taking into consideration best practices and the current environment to resolve or mitigate those risks.
We also have a separate Global Risk Management Department, which is responsible for risk management throughout MetLife and reports to MetLife, Inc.’s Chief Risk Officer, who reports to MetLife, Inc.’s Chief Executive Officer. The Global Risk Management Department’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines our approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	recommending capital allocations on an economic capital basis; and

•
reporting on a periodic basis to the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; with respect to credit risk, reporting to the Investment Committee of Metropolitan Life Insurance Company’s Board of Directors; and reporting on various aspects of risk to financial and non-financial senior management committees.

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, Global Risk Management, the Portfolio Management Unit, and the senior members of the business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, our ALM Steering Committee oversees the activities of the underlying ALM Committees.
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

•
Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts. Hedges include interest rate swaps and swaptions.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, we used market rates at September 30, 2013. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at September 30, 2013:

September 30, 2013
(In millions)
Non-trading:
Interest rate risk	$6,330
Foreign currency exchange rate risk	$6,207
Equity market risk	$174
Trading:
Interest rate risk	$9
Foreign currency exchange rate risk	$7

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments at September 30, 2013 by type of asset or liability:

	September 30, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$348,787	$(6,130)
Equity securities		$3,241	—
Fair value option and trading securities		$850	(9)
Mortgage loans:
Held-for-investment		$57,851	(307)
Held-for-sale		225	—
Mortgage loans, net		$58,076	(307)
Policy loans		$13,601	(145)
Short-term investments		$12,664	(4)
Other invested assets		$1,094	(1)
Cash and cash equivalents		$11,376	—
Accrued investment income		$4,519	—
Premiums, reinsurance and other receivables		$4,546	(159)
Other assets		$305	(6)
Net embedded derivatives within asset host contracts (2)		$322	(21)
Total Assets			$(6,782)
Liabilities: (3)
Policyholder account balances		$140,069	$635
Payables for collateral under securities loaned and other transactions		$31,866	—
Short-term debt		$100	—
Long-term debt		$17,889	289
Collateral financing arrangements		$3,947	—
Junior subordinated debt securities		$3,738	122
Other liabilities:
Trading liabilities		$232	5
Other		$3,431	124
Net embedded derivatives within liability host contracts (2)		$382	488
Total Liabilities			$1,663
Commitments:
Mortgage loan commitments	$3,197	$(14)	$16
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$975	$(1)	—
Total Commitments			$16
Derivative Instruments:
Interest rate swaps	$121,826	$3,353	$(981)
Interest rate floors	$63,064	$131	(18)
Interest rate caps	$34,960	$157	41
Interest rate futures	$7,217	$(4)	9
Interest rate options	$40,871	$132	(154)
Interest rate forwards	$495	$21	(33)
Synthetic GICs	$4,406	$—	—
Foreign currency swaps	$23,443	$(569)	(12)
Foreign currency forwards	$15,321	$(157)	3
Currency futures	$1,334	$2	—
Currency options	$6,718	$188	(4)
Credit default swaps	$12,898	$89	—
Equity futures	$5,430	$26	—
Equity options	$37,374	$876	(90)
Variance swaps	$21,961	$(383)	3
Total rate of return swaps	$3,794	$(119)	—
Total Derivative Instruments			$(1,236)
Net Change			$(6,339)
__________________

(1)
Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans and long-term debt exclude $2.1 billion and $1.9 billion, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $202.1 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk increased by $338 million, or 6%, to $6.3 billion at September 30, 2013 from $6.0 billion at December 31, 2012. This change is primarily due to an increase in interest rates across the swap and U.S. Treasury curves of $681 million. This was offset by the use of derivatives employed by the Company of $350 million.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at September 30, 2013 by type of asset or liability:

	September 30, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$348,787	$(8,304)
Equity securities		$3,241	(98)
Fair value option and trading securities		$850	(7)
Mortgage loans:
Held-for-investment		$57,851	(605)
Held-for-sale		225	—
Mortgage loans, net		$58,076	(605)
Policy loans		$13,601	(170)
Short-term investments		$12,664	(235)
Other invested assets		$1,094	(101)
Cash and cash equivalents		$11,376	(373)
Accrued investment income		$4,519	(82)
Premiums, reinsurance and other receivables		$4,546	(13)
Other assets		$305	(7)
Net embedded derivatives within asset host contracts (2)		$322	(13)
Total Assets			$(10,008)
Liabilities: (3)
Policyholder account balances		$140,069	$2,538
Payables for collateral under securities loaned and other transactions		$31,866	128
Long-term debt		$17,889	136
Other liabilities		$3,431	10
Net embedded derivatives within liability host contracts (2)		$382	178
Total Liabilities			$2,990
Derivative Instruments:
Interest rate swaps	$121,826	$3,353	$(34)
Interest rate floors	$63,064	$131	—
Interest rate caps	$34,960	$157	—
Interest rate futures	$7,217	$(4)	—
Interest rate options	$40,871	$132	(7)
Interest rate forwards	$495	$21	—
Synthetic GICs	$4,406	$—	—
Foreign currency swaps	$23,443	$(569)	573
Foreign currency forwards	$15,321	$(157)	104
Currency futures	$1,334	$2	(116)
Currency options	$6,718	$188	320
Credit default swaps	$12,898	$89	—
Equity futures	$5,430	$26	2
Equity options	$37,374	$876	(39)
Variance swaps	$21,961	$(383)	1
Total rate of return swaps	$3,794	$(119)	—
Total Derivative Instruments			$804
Net Change			$(6,214)
__________________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans and long-term debt exclude $2.1 billion and $1.9 billion, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $202.1 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the foreign currency exchange rates.

Foreign currency exchange rate risk decreased by $358 million, or 5%, to $6.2 billion at September 30, 2013 from $6.6 billion at December 31, 2012. This change is due to a net decrease in exchange rate risk relating to fixed maturity securities, equity securities, PABS and the use of derivatives employed by the Company. Our net exposures decreased primarily due to the strengthening of the U.S. dollar against the Japanese yen and the Australian dollar.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at September 30, 2013 by type of asset or liability:

	September 30, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets:
Equity securities		$3,241	$324
Net embedded derivatives within asset host contracts (2)		$322	(18)
Total Assets			$306
Liabilities:
Policyholder account balances		$140,069	$—
Net embedded derivatives within liability host contracts (2)		$382	677
Total Liabilities			$677
Derivative Instruments:
Interest rate swaps	$121,826	$3,353	$—
Interest rate floors	$63,064	$131	—
Interest rate caps	$34,960	$157	—
Interest rate futures	$7,217	$(4)	—
Interest rate options	$40,871	$132	—
Interest rate forwards	$495	$21	—
Synthetic GICs	$4,406	$—	—
Foreign currency swaps	$23,443	$(569)	—
Foreign currency forwards	$15,321	$(157)	—
Currency futures	$1,334	$2	—
Currency options	$6,718	$188	—
Credit default swaps	$12,898	$89	—
Equity futures	$5,430	$26	(446)
Equity options	$37,374	$876	(336)
Variance swaps	$21,961	$(383)	12
Total rate of return swaps	$3,794	$(119)	(387)
Total Derivative Instruments			$(1,157)
Net Change			$(174)
__________________

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
Equity price risk decreased by $145 million to $174 million at September 30, 2013 from $319 million at December 31, 2012. This decrease is primarily due to the use of derivatives employed by the Company.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, filed with the SEC; and (iii) Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2012 Annual Report, MLIC received approximately 5,303 asbestos-related claims in 2012. During the nine months ended September 30, 2013 and 2012, MLIC received approximately 4,256 and 3,909 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for historical information concerning asbestos claims and MLIC's increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2013.

Unclaimed Property Litigation and Inquiries
In 2012, the Company reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. In the first quarter of 2012, the Company recorded a $52 million after tax charge for the multistate examination payment and the expected acceleration of benefit payments to policyholders under the settlements. On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MetLife Investors USA Insurance Company (“MLI-USA”), New England Life Insurance Company, MetLife Insurance Company of Connecticut (“MICC”) and General American Life Insurance Company, respectively. At least one other jurisdiction is pursuing a market conduct examination concerning compliance with unclaimed property statutes. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company's procedures. The Company is not currently able to estimate these additional possible costs.
Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that MetLife, Inc. and another company have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages attributable to MetLife, Inc., including statutory damages and treble damages, are $767 million. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator's alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to intervene in the action and noted that the allegations in the complaint “. . . are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. On August 20, 2013, the court granted defendants' motion to dismiss the action. The Relator has filed notice of its intent to appeal the dismissal.
City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (N.D. Alabama, filed in state court on July 5, 2012 and removed to federal court on August 3, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. Defendants removed this action to federal court, and plaintiff has moved to remand the action to state court. The magistrate judge recommended granting the motion to remand to state court and the defendants have objected to that recommendation. The defendants intend to defend this action vigorously.

Other Litigation
Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011)
This lawsuit was filed by 45 retired General Motors (“GM”) employees against MLIC and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and Employee Retirement Income Security Act of 1974 (“ERISA”) claims based upon GM's 2009 reduction of the employees' life insurance coverage under GM's ERISA-governed plan. The complaint includes a count seeking class action status. MLIC is the insurer of GM's group life insurance plan and administers claims under the plan. According to the complaint, MLIC had previously provided plaintiffs with a "written guarantee" that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. On June 26, 2012, the district court granted MLIC's motion to dismiss the complaint. Plaintiffs appealed and the United States Court of Appeals for the Sixth Circuit affirmed the dismissal of the action on September 12, 2013.
C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013)
Plaintiff filed this lawsuit against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). Plaintiff has moved to certify a nationwide class of persons who were allegedly sent millions of unsolicited faxes in violation of the TCPA. Plaintiff seeks an award of statutory damages under the TCPA in the amount of $500 for each violation and to have such damages trebled. Trial is scheduled to begin on February 10, 2014.
Summary
Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company's consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, mortgage lending bank, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company's financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2012 Annual Report, as supplemented and amended by the information under “Risk Factors” in Part II, Item 1A of MetLife, Inc.’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, which are incorporated herein by reference.
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
At times, throughout the past few years, volatile conditions have characterized financial markets, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), as well as Cyprus, their banking systems and of the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have been a cause of elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. Despite public and private support programs for Europe’s perimeter region, concerns about sovereign debt sustainability subsequently expanded to other EU member states. As a result, in late 2011 and early 2012, several other EU member states experienced credit ratings downgrades or had their credit ratings outlook changed to negative. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” The financial markets have also been affected by concerns that one or more countries may exit the Euro zone. Moreover, the financial markets have been affected by concerns over U.S. fiscal policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” Any of these concerns could have significant adverse effects on the economic and financial markets generally.
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
The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” below as well as “Risk Factors — Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” included in the 2012 Annual Report.
Regulatory and Legal Risks
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation” and “Business — International Regulation” included in the 2012 Annual Report, as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments,” and as further supplemented below.

Insurance Regulation — U.S.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and the New York State Department of Financial Services (“Department of Financial Services”) have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities, and the Department of Financial Services on June 11, 2013 issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office (the “FIO”), Office of Financial Research (the “OFR”), the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products, or to hedge the associated risks efficiently and/or our risk based capital ratios and ability to deploy excess capital, could be adversely affected or, we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations” and Note 11 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

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

U.S. Federal Regulation Affecting Insurance

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

Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, under the so-called Volcker Rule, Dodd-Frank imposes additional capital requirements and quantitative limits on certain trading and activities by a non-bank systemically important financial institution (“non-bank SIFI”). MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2012 Annual Report.

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

Federal Regulatory Agencies

Dodd-Frank established the Consumer Financial Protection Bureau (“CFPB”), which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Consumer Protection Laws” included in the 2012 Annual Report. MetLife, Inc.’s subsidiary, MetLife Home Loans LLC, which merged with MetLife, Inc.’s former subsidiary MetLife Bank, National Association, is regulated by the CFPB.

While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank SIFI, as more fully discussed below, and could once again be subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and subject to enhanced supervision and prudential standards. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Enhanced Prudential Standards” included in the 2012 Annual Report.

The FSOC issued final rules in April 2012, outlining a three-stage process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife would be designated a non-bank SIFI. Regulation of MetLife as a non-bank SIFI could materially and adversely affect our business. The Federal Reserve Board has proposed a set of prudential standards that would apply to non-bank SIFIs, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning through international crisis management groups and under federal regulation. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs.

In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the International Association of Insurance Supervisors (“IAIS”) is participating in the initiative of the Financial Stability Board (“FSB”) to identify global systemically important financial institutions by devising a process for designating global systemically important insurers (“G-SIIs”). On July 18, 2013, the FSB published its initial list of nine G-SIIs, which includes MetLife, Inc. G-SII backstop capital requirements for the calculation of additional capital are to be developed by the end of 2014, for application beginning in 2019. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016. This global insurance capital standard will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. Any such measures would have to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs in the U.S. is uncertain.

If such measures were adopted, including as a result of our potential designation as a non-bank SIFI, they could materially adversely affect our ability to conduct business, our results of operations and financial condition and our ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect our capital. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Further, counterparty exposure limits could affect our ability to engage in hedging activities. The Federal Reserve Board could also have the right to require that any of our insurance companies, or insurance company affiliates, take prompt action to correct any financial weaknesses.

In the event that MetLife is designated as a non-bank SIFI, we may elect to contest such designation using all available remedies under Dodd-Frank or otherwise. If ultimately designated as a non-bank SIFI, we will consider such structural and other business alternatives that may be available to us in response to such a designation, and we cannot predict the impact that any such alternatives, if implemented, may have on the Company or its security holders.

Mortgage and Foreclosure-Related Exposures

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

Regulation of Brokers and Dealers

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

ERISA Considerations

We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.

The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, the firm or affiliate that vary according to the recommendation chosen. Recently adopted regulations in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary”, thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2014. See “Business — U.S. Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2012 Annual Report.

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

We are also subject to the evolving Solvency II insurance regulatory directive established by the European Parliament in 2009 for our insurance business throughout the European Economic Area, and may be subject to similar solvency regulations in other regions. Our insurance business in Mexico will be impacted by Mexico’s implementation of a Solvency II-type regulatory framework, which is expected to be effective in April 2015. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.

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

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products
The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefit and other products and on the purchasers of certain of these products. Beginning in 2014, we will be subject to a new excise tax called the “health insurer fee,” the cost of which will primarily be passed on to group purchasers of certain of our dental and vision insurance products. Additionally, with respect to dental and vision insurance products sold to groups with fifty or fewer employees, we have changed certain of our product offerings. The cost of these product changes will also be reflected in our pricing of such products. The Health Care Act or any other related regulations or regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.
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
Investments-Related Risks
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with Over-the-Counter (“OTC”) Derivatives Cleared and Settled Through Central Clearing Counterparties (“OTC Cleared”) and Traded Bi-laterally with Dealer Counterparties (“OTC Uncleared”), May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bi-lateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for OTC Cleared transactions entered into after June 10, 2013 and for OTC Uncleared transactions entered into after the phase-in period, which would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013. Each of these items could also adversely affect our liquidity. Central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity or charge us to pledge such collateral which would increase our costs. See “Business — U.S. Regulation — Holding Company Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” in the 2012 Annual Report and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.

Risks Related to Our Business
We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies
MLIC’s plan of reorganization, as amended, established in connection with its demutualization, required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own individual participating whole life insurance policies of MLIC in force at the time of the demutualization are met. The assets and liabilities designated to the closed block were $42.1 billion and $45.7 billion, respectively, at September 30, 2013. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.
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
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. For example, for some of our group businesses under which the policies and related reinsurance are subject to periodic (typically annual) renewal, prices may increase at any renewal. Also, for most of our traditional life reinsurance arrangements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” in the 2012 Annual Report and “Risk Factors — Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations” in MetLife, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013.
Acquisition and Disposition of Businesses and Legal Entity Reorganization-Related Risks
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Such activity exposes us to a number of risks. For example, there could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.

In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses. Although we generally have rights to indemnification for certain losses, our rights are limited by survival periods for bringing claims and limitations on the nature and amount of losses we may recover, and we cannot be certain that indemnification will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any loss we may suffer. For example, we are indemnified under the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., American International Group, Inc. (“AIG”) and AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of AIG, for various tax matters, including U.S. federal income taxes attributable to periods during which the American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”) business was included in AIG’s consolidated federal income tax return. It is possible, however, that any such indemnification may not be fully collectible.
Likewise, when we dispose of subsidiaries or operations, we may remain liable to the acquiror or to third parties for certain losses or costs arising from the divested business. We may also incur a loss on the disposition.
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
In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those that are present in the case of an acquisition. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations or the composition of certain of our investment portfolios, which could result in additional costs or reduce net investment income. We may also incur additional expenses in connection with planning and effectuating these mergers and related transactions. We may encounter delays or unforeseen problems in making changes to our information technology systems that are needed to reflect the mergers. Loss of key personnel could adversely affect our ability to carry out these transactions. In addition, these transactions may absorb significant attention from our management, which could reduce management’s focus on other aspects of our business. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
General Risks
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

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a cybersecurity and privacy liability insurance policy with a limit of $15 million.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2013 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2013	2,656	$46.46	—	$1,260,735,127
August 1 — August 31, 2013	—	$—	—	$1,260,735,127
September 1 — September 30, 2013	16,003	$47.49	—	$1,260,735,127
__________________

(1)
During the periods July 1 through July 31, 2013 and September 1 through September 30, 2013, separate account and other affiliates of MetLife, Inc. purchased 2,656 shares and 16,003 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)
At September 30, 2013, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at September 30, 2013. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” in the 2012 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Item 5. Other Information
On November 5, 2013, MetLife, Inc. filed a Certificate of Retirement (the “Certificate of Retirement”) of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (the “Convertible Preferred Stock”) with the Secretary of State of the State of Delaware to eliminate all references to the Convertible Preferred Stock in MetLife, Inc.’s Amended and Restated Certificate of Incorporation, including the related Certificate of Designations. On November 1, 2010, MetLife, Inc. issued 6,857,000 shares of the Convertible Preferred Stock to AM Holdings in connection with the acquisition of ALICO, all of which were subsequently repurchased by MetLife, Inc. The terms of the Convertible Preferred Stock prohibit its reissuance by providing that any shares of the Convertible Preferred Stock that have been purchased or otherwise acquired by MetLife, Inc., upon filing the Certificate of Retirement, shall be retired and shall become authorized but unissued shares of preferred stock of MetLife, Inc. The Certificate of Retirement does not affect the total number of authorized shares of capital stock of MetLife, Inc. or the total number of authorized shares of preferred stock. The foregoing description of the Certificate of Retirement is not complete and is qualified in its entirety by reference to the complete text of the Certificate of Retirement which is filed as Exhibit 3.6 hereto, and is incorporated herein by reference.

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
3.6
Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.

4.1	Form of security certificate representing the 4.368% Series D Senior Debentures. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 10, 2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Peter M. Carlson
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 6, 2013

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
3.6
Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.

4.1	Form of security certificate representing the 4.368% Series D Senior Debentures. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 10, 2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E - 1