Form 10-K
period 2013-12-31
METLIFE INC
filed 2014-02-27
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2013 was approximately $50.2 billion. At February 19, 2014, 1,123,537,362 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2014, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2013.

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe; (4) impact of comprehensive financial services regulation reform on us, as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) a deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) the dilutive impact on our stockholders resulting from the settlement of our outstanding common equity units; (26) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (27) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (28) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (29) changes in accounting standards, practices and/or policies; (30) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (31) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (32) inability to attract and retain sales representatives; (33) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (34) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (35) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (36) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.
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
We have grown to become a leading global provider of insurance, annuities and employee benefit programs. Through our subsidiaries and affiliates, we hold leading market positions in the United States, Japan, Latin America, Asia, Europe and the Middle East. Over the past several years, we have grown our core businesses, as well as successfully executed on our growth strategy. This has included completing a number of transactions that have resulted in the acquisition and, in some cases, divestiture of certain businesses while also further strengthening our balance sheet to position MetLife for continued growth.
MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Home Loans LLC (“MLHL”), the surviving, non-bank entity of the merger of MetLife Bank, National Association (“MetLife Bank”) with and into MLHL. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding MetLife Bank’s exit from substantially all of its businesses (the “MetLife Bank Divestiture”) and other business activities.
On October 1, 2013, MetLife, Inc. completed its previously announced acquisition of Administradora de Fondos de Pensiones Provida S.A. (“ProVida”), the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of ProVida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. See Note 3 of the Notes to the Consolidated Financial Statements for further information on the acquisition of ProVida.
In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The companies to be merged are MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd., a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for further information on the Mergers.
Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. For example, starting in the first quarter of 2013, the Latin America segment includes U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Products included are life, dental, group short- and long-term disability, accidental death & dismemberment (“AD&D”) coverages, property & casualty and other accident and health coverages, as well as non-insurance products such as identity protection. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
On November 1, 2010, MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC) (“AM Holdings”), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “ALICO Acquisition”). The assets, liabilities and operating results relating to the ALICO Acquisition are included in the Latin America, Asia and EMEA segments. See Note 3 of the Notes to the Consolidated Financial Statements.
Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2013 and 2012 and the operating results of such subsidiaries for the years ended November 30, 2013, 2012 and 2011.
In the U.S., we provide a variety of insurance and financial services products, including life, dental, disability, property & casualty, guaranteed interest, stable value and annuities, through both proprietary and independent retail distribution channels, as well as at the workplace. This business serves approximately 60,000 group customers, serving 90 of the FORTUNE 100® companies, and provides protection and retirement solutions to millions of individuals.

Outside the U.S., we operate in Latin America, Asia, Europe and the Middle East. MetLife is the largest life insurer in both Mexico and Chile and also holds leading market positions in Japan, Korea, Poland, the Persian Gulf and Russia. Our businesses outside the U.S. provide life insurance, accident & health insurance, credit insurance, annuities, endowment and retirement & savings products to both individuals and groups. We believe these businesses will continue to grow more quickly than our U.S. businesses.
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2013, 2012 and 2011. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
For financial information related to revenues, total assets, and goodwill balances by geographic region, see Notes 2 and 11 of the Notes to the Consolidated Financial Statements.
We are one of the largest institutional investors in the U.S. with a $496.4 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, commercial and agricultural mortgage loans, U.S. Treasury and agency securities, as well as real estate and corporate equity at December 31, 2013. Over the past several years, we have taken a number of actions to further diversify and strengthen our general account portfolio.
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
Property & Casualty. These products include personal lines property & casualty insurance offered to individuals through a variety of retail distribution channels, including independent agents, property & casualty specialists, and the MetLife Premier Client Group, formerly known as our individual distribution sales force.

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
Auto insurance represented 57%, while homeowners and other insurance represented the remaining 43%, of the total net earned premiums on these products in 2013. In 2013, our property & casualty business was concentrated in New York and Illinois, as measured by the percentage of total direct earned premiums, of 13% and 10%, respectively, followed by Texas and Connecticut, with 7% and 5%, respectively.
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
The major products within Annuities are as follows:
Variable Annuities. Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment options in a separate account, as determined by the contractholder. The risks associated with such investment options are borne entirely by the contractholder, except where guaranteed minimum benefits are involved. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged and where asset allocation restrictions may apply.
Fixed Annuities. Fixed annuities provide for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to 10 years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.
Group, Voluntary & Worksite Benefits
We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S. Our Group, Voluntary & Worksite Benefits segment is organized into two businesses: Group and Voluntary & Worksite.
Our Group insurance products and services include life, dental, group short- and long-term disability and AD&D coverages. We also sell administrative services-only (“ASO”) arrangements to some employers. Under such ASO arrangements, the employer is at risk, as we have not issued an insurance policy. We pay claims funded by the employer and perform other administrative services on behalf of the employer.

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
Dental. Dental products provide insurance and ASO arrangements that assist employees, retirees and their families in maintaining oral health while reducing out-of-pocket expenses and providing superior customer service. Dental plans include the Preferred Dentist Program and the Dental Health Maintenance Organization.
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
Property & Casualty. These products include personal lines property & casualty insurance offered directly to employees at their employer’s worksite through a variety of distribution channels, including independent agents, property & casualty specialists and direct marketing. The property & casualty products offered by the Voluntary & Worksite business are the same products offered by the Retail property & casualty business. Auto insurance represented 74%, while homeowners and other insurance represented the remaining 26%, of the total net earned premiums on these products in 2013. In 2013, our property & casualty business was concentrated in Massachusetts, New York and Florida, as measured by the percentage of total direct earned premiums, of 13%, 9% and 7%, respectively, followed by Texas, New Jersey and California, each with 6%.
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
General account guaranteed interest contracts are designed to provide stable value investment options within tax-qualified defined contribution plans. Traditional general account guaranteed interest contracts integrate a general account fixed or determinable fixed maturity investment with a general account guarantee of liquidity at contract value for participant transactions.
Separate account guaranteed interest contracts are available to defined contribution plan sponsors. These contracts integrate market value returns on separate account investments with a general account guarantee of liquidity at contract value to the extent the separate account assets are not sufficient. The contracts do not have a fixed maturity date and are terminable by each party on notice.
Private floating rate funding agreements are generally privately-placed, unregistered investment contracts issued as general account obligations. Interest is credited based on an external index, generally the three-month London Interbank Offered Rate (also, LIBOR). Contracts may contain put provisions (of 90 days or longer) that allow for the contractholder to receive the account balance prior to the stated maturity date.
Pension Closeouts. We offer general account and separate account annuity products, generally in connection with the termination of defined benefit pension plans, both in the U.S. and the United Kingdom (“U.K.”). These risk transfer products include single premium buyouts that allow for full or partial transfers of pension liabilities.

General account annuity products include nonparticipating closeout contracts and terminal funding annuity contracts. Under nonparticipating closeout contracts, group annuity benefits may be purchased for retired and terminated employees or employees covered under terminating or ongoing pension plans. Both immediate and deferred annuities may be purchased by a single premium at issue. There are generally no cash surrender rights, with some exceptions including certain contracts that include liabilities for cash balance pension plans. A terminal funding contract is a nonparticipating group annuity contract that is available for purchasing guaranteed payout annuities for employees upon retirement or termination of employment. These annuities can be either life contingent or non-life contingent. These annuities are nonparticipating, do not provide for any loan or cash surrender value, and with few exceptions do not permit future considerations.
Separate account annuity products include participating closeout contracts. Under participating closeout contracts, group annuity benefits are purchased for retired, terminated, or active employees covered under active or terminated pension plans. Both immediate and deferred fixed annuities are purchased with a single premium. Under some contracts, additional annuities may be periodically purchased at then current purchase rates. The assets supporting the guaranteed benefits for each contract are held in a separate account. Some contracts require the contractholder to make periodic payments to cover investment and insurance expenses. The Company fully guarantees benefit payments and is ultimately responsible for all benefit payments.
Torts and Settlements. We offer innovative strategies for complex litigation settlements, primarily structured settlement annuities.
Structured settlement annuities are customized annuities designed to serve as an alternative to a lump sum payment in a lawsuit initiated because of personal injury, wrongful death, or a workers’ compensation claim or other claim for damages. Surrenders are generally not allowed, although commutations are permitted in certain circumstances. Guaranteed payments consist of life contingent annuities, term certain annuities and lump sums.
Capital Markets Investment Products. Products we offer include funding agreements, funding agreement-backed notes and funding agreement-backed commercial paper. We also issue funding agreements to receive Federal Home Loan Bank advances and through a program with the Federal Agricultural Mortgage Corporation (“Farmer Mac”).
Funding agreement-backed notes are part of a medium term note program, under which funding agreements are issued to a special-purpose trust that issues marketable notes in U.S. dollars or foreign currencies. The proceeds of the issuance of a series of notes are used by the trust to acquire a funding agreement with matching interest and maturity payment terms from the Company. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors.
Funding agreement-backed commercial paper is issued by a special purpose limited liability company which deposits the proceeds under a master funding agreement issued to it by Metropolitan Life Insurance Company (“MLIC”) or MICC. The commercial paper receives the same short-term credit rating as MLIC or MICC and is marketed by major investment banks’ broker-dealer operations. The program allows for funding agreement-backed commercial paper to be issued in U.S. dollars or foreign currencies.
Through the Farmer Mac program, funding agreements have been issued by MLIC to Farmer Mac, as well as to certain special purpose entities that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac.
Other Corporate Benefit Funding Products and Services. We offer specialized life insurance products and funding agreements designed specifically to provide solutions for funding postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.
Latin America
We operate in seven countries in Latin America: Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, and Uruguay. Our largest operations are in Mexico, Chile and Argentina. Starting in the first quarter of 2013, the Latin America segment includes U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. In addition to the various products discussed in other segments within the Americas, Latin America engages in the following businesses:
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
ProVida. Through our ProVida company in Chile, we offer a savings oriented pension product under a mandatory privatized social security system.
See Note 3 of the Notes to the Consolidated Financial Statements for information on the disposition of insurance operations in the Caribbean region, Panama and Costa Rica and on the acquisition of ProVida in Chile.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions and Dispositions” for information regarding (i) an agreement to form a strategic partnership in Malaysia, and (ii) an agreement to establish a life insurance joint venture in Vietnam. Also, see Note 3 of the Notes to the Consolidated Financial Statements for information regarding the sale of the Company’s 50% interest in its former operating joint venture in Japan.
EMEA
We operate in 30 countries across EMEA, with our largest operations in Poland, the Persian Gulf and Russia. EMEA engages in the following businesses:
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

Corporate & Other
The Company reports certain of its results of operations in Corporate & Other, which includes MLHL, the surviving, non-bank entity of the merger of MetLife Bank with and into MLHL (see Note 3 of the Notes to the Consolidated Financial Statements for information regarding the MetLife Bank Divestiture) and other business activities. Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, and various start-up and certain run-off businesses. Start-up businesses include expatriate benefits insurance, as well as direct and digital marketing products. Corporate & Other also includes assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. Under this in-force reinsurance agreement, we reinsure living and death benefit guarantees issued in connection with variable annuity products. Corporate & Other also includes our investment management business through which we offer fee-based investment management services to institutional clients. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
Sales Distribution
Overview
In the Americas, excluding Latin America, we market our products and services through various distribution channels. Our retail life, disability and annuities products targeted to individuals are sold via sales forces, comprised of MetLife employees, as well as third-party organizations. Our group and corporate benefit funding products are sold via sales forces primarily comprised of MetLife employees. Personal lines property & casualty insurance products are directly marketed to employees at their employer’s worksite. Personal lines property & casualty insurance products are also marketed and sold to individuals by independent agents, property & casualty specialists through a direct marketing channel, and via sales forces comprised of MetLife employees. MetLife sales employees work with all distribution channels to better reach and service customers, brokers, consultants and other intermediaries.
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
Americas
Retail Distribution
Retail products are sold through a diverse set of distribution networks in order to maximize penetration in the market place. These include our MetLife Premier Client Group, third-party organizations and property & casualty specialists.
Our MetLife Premier Client Group targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have also been successful in selling our products in various multi-cultural markets.
The MetLife Premier Client Group is comprised of three channels: the MetLife distribution channel, a career agency system, the New England Financial distribution channel, a general agency system, and MetLife Resources, a career agency system.
The MetLife distribution channel had 2,897 agents under contract in 40 agencies at December 31, 2013. This career agency sales force focuses on the large middle-income and affluent markets, including multi-cultural markets. We support our efforts in multi-cultural markets through targeted advertising, specially trained agents and sales literature written in various languages.

The New England Financial distribution channel included 33 general agencies providing support to 1,090 general agents and a network of independent brokers throughout the U.S. at December 31, 2013. The New England Financial distribution channel targets high net worth individuals, owners of small businesses and executives of small- to medium-sized companies.
MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through 473 MetLife agents and independent brokers at December 31, 2013. MetLife Resources targets the nonprofit, educational and healthcare markets.
Retail products are also sold through various third-party organizations. We distribute products in a regional model through wholesalers working directly with high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.
We market and sell property & casualty products through independent agents, property & casualty specialists, and the MetLife Premier Client Group. In recent years, we have increased the number of independent agents appointed to sell these products.
Group, Voluntary & Worksite Benefits Distribution
Group, Voluntary & Worksite Benefits distributes its Group products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. Voluntary & Worksite products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products. At December 31, 2013, the Group sales channels had more than 300 marketing representatives.
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
Latin America Distribution
Latin America’s distribution channels include captive agents, direct marketing, bancassurance, large multinational brokers and small and medium-sized brokers, direct and group sales forces (mostly for group policies without broker intermediation), and worksite marketing. The region has an exclusive and captive agency distribution network with more than 4,000 agents also selling a variety of individual life, accident & health, and pension products. In the direct marketing channel, we work with more than 90 sponsors and have a network of more than 1,100 telesales representatives selling mainly accident & health and individual life products directly to consumers. We currently work with approximately 2,500 active brokers with registered sales of group and individual life, accident & health, group medical, dental and pension products. Worksite marketing in Mexico has over 3,200 captive agents.

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
Our Japan operation has approximately 5,000 captive agents, 9,800 independent agents, 100 bancassurance relationships, including Japan Post, and 170 direct marketing sponsors.
Elsewhere in Asia, distribution strategies differ by country but generally utilize a combination of captive agents, bancassurance relationships and direct marketing. Agency sales are achieved through a force of approximately 40,400 agents and managers (which includes approximately 2,200 agents and managers related to our operating joint venture in China) and a growing force of independent general agents. Bancassurance is a growing channel with 51 relationships, and 56 programs providing access to thousands of bank customers.
Throughout the region, our Asia operation leverages its expertise in direct marketing operations management to conduct its own campaigns and provide those direct marketing capabilities to third-party sponsors.
While not a significant part of the region’s overall business, sales of group life and pension business are primarily achieved through independent brokers and an employee sales force.
EMEA
Our EMEA operations cover a wide geographical region from the developed markets of western Europe to the emerging markets of central and eastern Europe, the Middle East and Africa. Our operations in central and eastern Europe employ a multi-channel distribution strategy, which includes significant face to face channels, built on a strong captive agency force of more than 7,600 agents, and relationships with more than 4,000 independent brokers and third-party multi-level agency networks. We have distribution relationships with more than 70 banks and other financial and non-financial institutions, as well as a fast growing direct marketing channel. This EMEA region also has a group/corporate business direct sales force of more than 150 spanning all geographies.
Similarly, in our Middle East and Africa operations, products are distributed via a variety of channels, including 1,600 agents, bancassurance, group brokers and direct marketing. Agency distribution is our primary distribution channel. Bancassurance is a growing channel with 50 relationships providing access to thousands of bank customers.
Our businesses in western Europe also have a multi-channel distribution strategy, including independent financial advisors, brokers, captive agents, direct marketing, banks and financial institutions. Our U.K. operation has built a strong position in the U.K. independent advisor sector with a focus on variable annuities. Our U.K. operation also has a growing group risk business serving small and medium sized employers and an agency sales force of 890 agents which distributes accident & health and term life products.
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
The New York Insurance Law and regulations require certain MetLife entities to submit to the New York Superintendent of Insurance or other state insurance departments, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— U.S. Regulation — Holding Company Regulation — Policy and Contract Reserve Adequacy Analysis.”
Insurance regulators in many of the non-U.S. countries in which MetLife operates require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “— International Regulation.”
Underwriting and Pricing
Underwriting
Our Global Risk Management Department (“GRM”) contains a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for MetLife’s insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations and the use of reinsurance to manage our exposures, as appropriate. See “─ Reinsurance Activity.”
Underwriting generally involves an evaluation of applications by a professional staff of underwriters and actuaries, who determine the type and the amount of insurance risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify such risks before issuing policies to qualified applicants or groups.
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
The underwriting conducted by our remote underwriting offices and intermediaries, as well as our corporate underwriting office, are subject to periodic quality assurance reviews to maintain high standards of underwriting and consistency. Such offices are also subject to periodic external audits by reinsurers with whom we do business.
We have established oversight of the underwriting process that facilitates quality sales and serves the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.
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

Pricing
Product pricing reflects our corporate underwriting standards, which are consistent for our global businesses. GRM and regional product teams are responsible for product pricing oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain products sold in the U.S. and certain products sold outside the U.S., pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by us. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.
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
Rates for individual life insurance products are highly regulated and must be approved by the regulators of the jurisdictions in which the product is sold. Generally, such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Individual disability income products are based on anticipated results for the occupation being underwritten. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.
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
We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. For our property & casualty business, our ability to set and change rates is subject to regulatory oversight.
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
We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. Additionally, we enter into reinsurance agreements for risk and capital management purposes with several affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Vermont and Delaware, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. The majority of such reinsurance activities within the affiliated captive reinsurers are eliminated in consolidation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”
Americas - Excluding Latin America
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
For our Group, Voluntary & Worksite Benefits segment, we generally retain most of the risk and only cede particular risk on certain client arrangements. The majority of our reinsurance activity within this segment relates to the following client agreements:

•
Employer sponsored captive programs: through these programs, employers buy a group life insurance policy with the condition that a portion of the risk is reinsured back to a captive insurer sponsored by the client.

•	Risk-sharing agreements: through these programs, clients require that we reinsure a portion of the risk back to third parties, such as minority-owned reinsurers.

•	Multinational pooling: through these agreements, employers buy many group insurance policies which are aggregated in a single insurer via reinsurance.
The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary from 50% to 90% of all the risks of the policies.
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
For our Corporate Benefit Funding segment, we have periodically engaged in reinsurance activities on an opportunistic basis. There were no such transactions during the periods presented.
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
Corporate & Other
We reinsure through 100% quota share reinsurance agreements certain run-off LTC and workers’ compensation business written by MICC, a subsidiary of MetLife, Inc.
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
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess reinsurance agreements, under which the direct writing company reinsures risk in excess of a specific dollar value for each policy within a class of policies, to provide greater diversification of risk and minimize exposure to larger risks. Such excess reinsurance agreements include retention reinsurance agreements and quota share reinsurance agreements. Retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company, and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies. Our life insurance products, particularly group life, subject us to catastrophe risk which we do not reinsure other than through our ongoing mortality reinsurance program which transfers risk at the individual policy level. For the Americas, excluding Latin America, we use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Currently, for Latin America, Asia and EMEA, we purchase catastrophe coverage to insure risks within certain countries deemed by management to be exposed to the greatest catastrophic risks.
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

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.
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
Insurance Regulatory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 21 of the Notes to the Consolidated Financial Statements, during the three-year period ended December 31, 2013, MetLife has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.
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
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In June 2013, the New York State Department of Financial Services (the “Department of Financial Services”) issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office (the “FIO”), Office of Financial Research (“OFR”), the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry, and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. The NAIC and certain state insurance regulators have stated that they are opposed to an immediate moratorium on new reserve financing transactions. The Financial Condition Committee of the NAIC has charged its Financial Analysis Working Group with the task of performing a peer review of captive insurer reserve financings in order to gather more information regarding their nature and how extensively they are used. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. In the second quarter of 2013, MetLife, Inc. announced its plans for the Mergers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for further information on the Mergers. The Mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” and Note 16 of the Notes to the Consolidated Financial Statements.
The NAIC also is reviewing life insurers’ use of non-variable separate accounts that are insulated (where assets of the separate account equal to the reserves and other contract liabilities with respect to the account may not be charged with liabilities arising out of the general account in the event of an insurance company insolvency). The NAIC’s review might lead to a recommendation against the allowance of insulation for certain of our separate account products. We cannot predict what, if any, changes may result from this review and possible recommendations. If state insurance regulators change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. In January 2013, MetLife, Inc. was the subject of a Supervisory College meeting which was chaired by the Department of Financial Services and was attended by MetLife’s key U.S. and international insurance regulators. We have not received any report or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business. A second Supervisory College, to be chaired again by the Department of Financial Services, is scheduled to take place in March 2014.

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
NAIC
The NAIC is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries.
The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC in September 2012 of the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been or is expected to be enacted by our insurance subsidiaries’ domiciliary states in the near future. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife’s first ORSA summary report, which will be submitted on behalf of the enterprise, must be prepared beginning in 2015.
In addition, in December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. Insurance commissioners of certain states oppose (e.g., New York) or do not actively support the principles-based reserve approach.
We cannot predict the additional capital requirements or compliance costs, if any, that may result from the above initiatives.
The NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act and Insurance Holding Company System Model Regulation in December 2010. The revised models include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, several states where MetLife has domestic insurers have enacted a version of the revised NAIC model act, including the enterprise risk reporting requirement.

Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of our U.S. insurance subsidiaries, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Most of our U.S. insurance subsidiaries are subject to RBC requirements and report their RBC ratios based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our subsidiaries subject to these requirements was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”
The Department of Financial Services recently announced a discontinuation of its most recent amendment to Regulation 147 which governed the valuation of life insurance policies. The amendment reflected the recent changes made by the NAIC to Actuarial Guideline 38 (which impacts the valuation of universal life policies with secondary guarantees (“ULSG”)). Following this action, which was effective December 31, 2013, New York licensed insurers are required to comply with a prior version of the regulation. The Company will grade in over a three-year period to the new level of required reserves. Under this level grade-in, statutory reserves on in-force ULSG policies increased by the following amounts, net of reinsurance, as of December 31, 2013: $55 million for MLIC, $28 million for Exeter and $25 million for MetLife Reinsurance Company of Vermont. The change in the regulation is expected to have a minimal reserve impact on new sales of our one remaining ULSG product.
The Department of Financial Services issues an annual “Special Considerations” circular letter to New York licensed insurers dictating tests to be performed as part of insurers’ year-end asset adequacy testing. The Department of Financial Services issued its 2013 Special Considerations letter on October 31, 2013. The letter mandates the use of certain assumptions in the 2013 asset adequacy testing. The Company will grade in over three years the amount of LTC reserves required as a result of the new assumptions. Under this grade-in, MLIC increased its asset adequacy reserves for LTC policies by $300 million as of December 31, 2013 and will increase such reserves by approximately $200 million and $100 million as of December 31, 2014 and 2015, respectively. The actual 2014 and 2015 amounts may differ from current estimates due to changes in economic conditions, regulation, or policyholder behavior.
On July 26, 2013, the NAIC adopted a change to the methodology for calculating the RBC risk charges associated with commercial and agricultural mortgage loans. Prior to the adoption of this methodology change, the risk charges were calculated based on an insurance company's portfolio level experience as compared to an industry average. The newly adopted change considers each loan's risk in the calculation of these risk charges. This methodology applies to each of MetLife, Inc.'s U.S. insurance subsidiaries subject to RBC. The Company expects the impact of this adoption to have a positive effect on the RBC ratios of its U.S. insurance subsidiaries, which are provided in their statutory annual statements. We are not aware of any other potential NAIC actions that would have a material impact on the RBC of our U.S. insurance subsidiaries.
Regulation of Investments
Each of our U.S. insurance subsidiaries is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such nonqualifying investments. We believe that the investments made by each of MetLife, Inc.’s U.S. insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2013. See “— Federal Initiatives” for information regarding the impact on our investments of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on the Company, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013. These increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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
Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. Many of these recommendations urged the states to take action to achieve greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations favored a greater federal role in certain aspects of insurance regulation to promote uniformity, such as FIO participation in supervisory colleges to monitor financial stability and identify issues or gaps in the regulation of large national and internationally active insurers.
Dodd-Frank also includes provisions that impact the investments and investment activities of MetLife, Inc. and its subsidiaries, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the prohibition or regulation of proprietary trading and sponsoring or investing in hedge funds or private equity funds by certain kinds of financial institutions (commonly known as the Volcker Rule), and the potential application of enhanced prudential standards and other restrictions, including the Volcker Rule, to non-bank systemically important financial institutions (“non-bank SIFIs”), all of which may affect MetLife, Inc. were it to be designated by the FSOC as a non-bank SIFI. See “— Potential Regulation as a Non-Bank SIFI.”

Potential Regulation as a Non-Bank SIFI
On January 11, 2013, MetLife Bank and MetLife, Inc. completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. Subsequently, MetLife Bank terminated its deposit insurance and MetLife, Inc. deregistered as a bank holding company. Additionally, in August 2013, MetLife Bank merged with and into MLHL, a non-bank affiliate. As a result, MetLife is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank SIFI, it could once again be subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.” Regulation of MetLife, Inc. as a non-bank SIFI could affect our business. For example, enhanced capital requirements that would be applicable to MetLife, Inc. if MetLife, Inc. were designated as a non-bank SIFI, may adversely affect our ability to compete with other insurers that are not subject to those requirements, and counterparty exposure limits may affect our ability to engage in hedging activities. In addition, if MetLife, Inc. were designated as a non-bank SIFI, it would need to obtain Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) approval before acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company. The Federal Reserve Board would also have the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
The FSOC issued final rules in April 2012, outlining a three-stage process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife, Inc. was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife, Inc. would be named a non-bank SIFI. We have been providing information to the FSOC to assist it in its evaluation of MetLife, Inc.
If MetLife is designated as a non-bank SIFI, it will be subject to a number of Dodd-Frank requirements that are also applicable to bank holding companies with assets of $50 billion or more. In August 2013, the Federal Reserve Board issued a final rule to implement Section 318 of Dodd-Frank, which directs the Federal Reserve Board to collect assessments and other charges equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs. In accordance with this final rule, MetLife paid an assessment for 2012.
Enhanced Prudential Standards for Non-Bank SIFIs
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, in accordance with the requirements of section 165 of Dodd-Frank, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. Since this proposal, the Federal Reserve Board has not taken further action to implement most of these requirements for non-bank SIFIs.

In October 2013, the Federal Reserve Board proposed specific regulations relating to liquidity requirements for banking organizations and some non-bank SIFIs, although the rules would not apply to non-bank SIFIs with substantial insurance operations. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management (including establishing a risk committee), stress-test requirements, and a 15-to-1 debt-to-equity limit for these companies. The amendments also establish risk committee requirements and capital stress testing requirements for certain bank holding companies and foreign banking organizations with total consolidated assets of $10 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. The Federal Reserve Board indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which MetLife, Inc. would be regulated, if it were designated as a non-bank SIFI, remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation — U.S. — Federal Regulatory Agencies.”
The stress testing requirements have been implemented and require non-bank SIFIs (as well as bank holding companies with $50 billion or more of assets) to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve Board and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If MetLife, Inc. is designated by the FSOC as a non-bank SIFI, its competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
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

Volcker Rule
Under the Volcker Rule, Dodd-Frank restricts the ability of insured depository institutions and of companies that control an insured depository institution, and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”). Because MetLife Bank’s FDIC insurance has been terminated, MetLife, Inc. and its affiliates are not subject to the bans on proprietary trading and fund activities under the Volcker Rule. However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, MetLife, Inc. and its affiliates could be subject to such requirements and limits were MetLife, Inc. to be designated a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, Inc., were it to be designated as a non-bank SIFI, may have to alter any of its future activities to comply.
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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See Note 21 of the Notes of the Consolidated Financial Statements.
Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA, or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
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
Our international operations are exposed to increased political, legal, financial, operational and other risks. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators. Changes in the laws and regulations that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions. For example, new legislation in Poland became effective on February 1, 2014, enacting significant changes to the country’s pension system, including redemption of Polish government bonds held by pension funds. This legislation will have a negative impact on our pension business in Poland, but will not have a material impact on our overall pension business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results and Corporate & Other — EMEA” for a discussion of a write-down of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) associated with this business. Certain of our international insurance operations may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations to policyholders and claimants resulting from the insolvency of insurance companies. We cannot predict the timing and scope of any assessments that may be made in the future, which may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Annually, many of our international insurance operations are required to conduct an analysis of the sufficiency of all statutory reserves. In most of those cases, a locally qualified actuary must submit an analysis of the likelihood that the reserves make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. Local regulatory and actuarial standards for this vary widely; the required implied certainty of the signing actuary’s opinion varies equally widely.
We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight generally, to continue to increase. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”

Solvency II
Our insurance business throughout the European Economic Area is also subject to the evolving Solvency II package of measures. Solvency II was adopted by European authorities in 2009. It codifies and harmonizes regulation for insurance undertakings established in the European Union (“EU”). It provides a framework for new risk management practices, solvency capital standards and disclosure requirements. Since its 2009 adoption, Solvency II’s application date moved from 2012 to 2014 to 2016. Through the second “Quick Fix” Directive adopted by European authorities in October 2013, Solvency II will be applied on January 1, 2016. Solvency II is accompanied by Omnibus II, a draft Directive proposed by the European Commission in 2011 intended to adapt the Solvency II Directive implementing measures to the new architecture introduced in the Lisbon Treaty and the new financial supervision measures establishing the European Insurance and Occupational Pensions Authority (“EIOPA”). Solvency II cannot be implemented without Omnibus II. Additionally, Omnibus II proposes a package of measures to facilitate the provision of insurance products with long-term guarantees under Solvency II. While the Omnibus II package of measures were agreed by the European Council, Commission and Parliament in November 2013, it has not yet been formally adopted. Related to the delays to applying Solvency II, EIOPA has published Interim Guidelines aimed at increasing preparedness of both supervisors and insurers for Solvency II once the framework is applicable. The Interim Guidelines are applied from January 1, 2014 and include certain reporting and organizational requirements with which we intend to comply in accordance with the requirements of our local regulators. Since EIOPA and EU member states continue to consider what aspects could be adopted to continue the development of a more risk-based prudential framework, we may need to accelerate or adjust our implementation accordingly.
In addition, our insurance business in Mexico will be impacted by Mexico’s insurance law reform, adopted in February 2013 (effective in April 2015). The law reform envisions a Solvency II-type regulatory framework, instituting changes to reserve and capital requirements and corporate governance and fostering greater transparency. The new regime includes secondary regulations subject to a 16-month consultation period, during which quantitative and qualitative impact studies will be performed and input from affected companies will be reviewed. In Chile, the law implementing Solvency II-like regulation is currently in the studies stage. However, the Chilean Insurance Regulator has already issued two Pillar 2 resolutions, one for governance, and the other for Risk Management and Control Frameworks. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. Regarding Pillar 1, a first draft of a RBC regulation was issued at the end of 2012, and a first quantitative impact study (“QIS”) was performed during first half of 2013. Plans for the second QIS have been delayed. The law is expected to be published and approved in 2015, with the RBC regulation in force in 2016.
Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and has published a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB will update the list annually beginning in November, 2014.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital requirements on those activities. The FSB has directed the IAIS to develop G-SII basic (formerly referred to as “backstop”) capital requirements (“BCR”) as the basis for the calculation of additional capital by the end of 2014; the IAIS has indicated that it expects the BCR to apply to G-SIIs in 2015 or shortly thereafter. Any additional capital requirements triggered by systemically risky activities, however, will not be applied before 2019. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs in the U.S., is uncertain.

Japan
Our operations in Japan are subject to regulation and examination by Japan’s Financial Services Agency (“FSA”). Our operations in Japan are required to file with the FSA annual reports for each fiscal year (ending March 31) which include financial statements. These annual reports are not prepared on a U.S. GAAP basis. Similar to the U.S., Japanese law provides that insurers in Japan must maintain specified solvency standards for the protection of policyholders and to support the financial strength of licensed insurers. As of December 31, 2013, the date of our most recent regulatory filing in Japan, the solvency margin ratio of our Japan operations was in excess of four times the 200% solvency margin ratio that would require corrective action. Most Japanese life insurers maintain a solvency margin ratio well in excess of the legally mandated minimum.
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
Our operations in Japan are subject to assessments to cover obligations to policyholders in the event of insolvency of other insurance companies. Under the Japanese Insurance Business Law, all licensed life insurers in Japan are assessed on an annual basis by the Life Insurance Policyholders Protection Corporation of Japan. These assessments are aggregated across all licensed life insurers in Japan and, in the event of a life insurance company insolvency, are used to satisfy certain obligations to policyholders and claimants of such insolvent company. We cannot predict the amount of future assessments, which may materially affect our results of operations in Japan in particular quarterly or annual periods.
Company Ratings
Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders.
Rating Stability Indicators
Rating agencies use an “outlook statement” of “positive,” “stable,” ‘‘negative’’ or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agency to perform its analysis to fully determine the rating implications of the event.
Insurer Financial Strength Ratings
Our insurer financial strength ratings at the date of this filing are as follows:

	A.M. Best (1)	Fitch (2)	Moody’s* (3)	S&P (4)
American Life Insurance Company	N/R	N/R	A1	AA-
MetLife Alico Life Insurance KK (MetLife Alico Japan)**	N/R	N/R	N/R	AA-
First MetLife Investors Insurance Company	A+	N/R	N/R	AA-
General American Life Insurance Company	A+	AA-	Aa3	AA-
MetLife Insurance Company of Connecticut	A+	AA-	Aa3	AA-
MetLife Investors Insurance Company	A+	AA-	Aa3	AA-
MetLife Investors USA Insurance Company	A+	AA-	Aa3	AA-
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
New England Life Insurance Company	A+	AA-	Aa3	AA-
______________

* Negative outlook by Moody’s effective February 5, 2013. Moody’s stated that the change in its long-term ratings outlook for MetLife, Inc. and its U.S. subsidiaries (other than American Life) to negative from stable was due to the weak economic and low interest rate environment and its impact on the profitability and financial flexibility of MetLife, Inc. and its U.S. subsidiaries.
** Negative outlook by S&P effective May 2, 2012, reflects S&P’s sovereign ratings on Japan.

(1)	A.M. Best financial strength ratings range from “A++ (superior)” to “S (Suspended).” A rating of “A+” is the second highest of sixteen rating categories.

(2)
Fitch insurer financial strength ratings range from “AAA (exceptionally strong)” to “C (ceased or interrupted payments imminent).” A “+” or “-” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA-” is the fourth highest of nineteen rating categories.

(3)
Moody’s insurance financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa3” is the fourth highest of twenty-one rating categories.

(4)
S&P long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (under regulatory supervision).” A “+” or “-” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA-” is the fourth highest of twenty-two rating categories.

The foregoing insurer financial strength ratings reflect each rating agency’s opinion of MetLife, Inc.’s insurance subsidiaries’ financial characteristics with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating. Additional information about financial strength ratings can be found on the respective websites of the rating agencies.
A ratings downgrade (or the potential for such a downgrade) of MetLife, Inc.’s insurance subsidiaries could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital” for a more complete description of the impact of a ratings downgrade.
Competition
We believe that competition faced by our segments is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete globally with other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employer and other group customers, as well as agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. In the U.S. and Japan, we compete with a large number of domestic and foreign-owned life insurance companies, many of which offer products in categories on which we focus. Elsewhere, we compete with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies in particular areas in which they are active. Many of our group insurance products are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us.

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
Competition for employees in our industry is intense, and we need to be able to attract and retain the highly skilled people with knowledge of our business and industry experience to support our business. We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Insurance companies compete for sales representatives with demonstrated ability. We compete with other insurance companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. See “— Sales Distribution.” In selected global markets, we continue to undertake several initiatives to grow our career agency forces, while continuing to enhance the efficiency and production of our sales representatives. These initiatives may not succeed in attracting and retaining productive agents. Sales of individual insurance, annuities and investment products and our results of operations and financial position could be materially adversely affected if we are unsuccessful in attracting and retaining productive agents.
Numerous aspects of our business are subject to regulation. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry.
Employees
At December 31, 2013, we had approximately 65,000 employees. We believe that our relations with our employees are satisfactory.

Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Steven A. Kandarian	61	•	Chairman of the Board of MetLife, Inc. (January 2012-present) (Director of MetLife, Inc. since 2011)
		•	President and Chief Executive Officer (May 2011-present) of MetLife, Inc.
		•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (April 2005-April 2011)
Ricardo A. Anzaldua	60	•	Executive Vice President and General Counsel of MetLife, Inc. (December 2012-present)
		•	The Hartford Financial Services Group, Inc., an insurance and financial services company (February 2007-December 2012)
			• Associate general counsel and senior vice president, director of commercial and consumer markets law (October 2010-December 2012)
			• Associate general counsel and senior vice president, director of corporate law (February 2007-October 2010); corporate secretary (February 2008-October 2010)
Steven J. Goulart	55	•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (May 2011-present)
		•	Head of the Portfolio Management Unit as Senior Managing Director of MLIC (January 2011-April 2011)
		•	Senior Vice President and Treasurer, MetLife, Inc. (July 2009-April 2011)
		•	Head of the Mergers & Acquisitions Unit as Senior Vice President of MLIC (November 2006-July 2009)
John C.R. Hele	55	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (September 2012-present)
		•	Executive vice president, chief financial officer and treasurer, Arch Capital Group Ltd., an insurance and reinsurance company (April 2009-August 2012)
		•	Chief financial officer, ING Group, N.V., a financial services company (April 2007-March 2009)
Frans Hijkoop	53	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (August 2011-present)
		•	Chief personnel officer and senior vice president of human resources, American Foods division of PepsiCo Inc., a food and beverage company (January 2008-August 2011)
		•	Chief personnel officer and senior vice president of human resources, PepsiCo International, a unit of PepsiCo Inc. (February 2007-January 2008)
Beth M. Hirschhorn	49	•	Executive Vice President, Global Brand and Marketing of MetLife, Inc. (July 2013-present)
		•	Executive Vice President, Global Brand, Marketing and Communications of MetLife, Inc. (November 2011-June 2013)
		•	Head of Global Brand and Marketing Services, as Senior Vice President of MLIC (November 2006-October 2011)
Michel Khalaf	50	•	President, EMEA of MetLife, Inc. (November 2011-present)
		•	Executive Vice President of MLIC (January 2011-November 2011)
		•	Regional President, Middle East, Africa and South Asia, Alico (November 2008-November 2011) (Mr. Khalaf joined MetLife as a result of the ALICO Acquisition)
Martin Lippert	54	•	Executive Vice President and Head of Global Technology and Operations of MetLife, Inc. (November 2011-present)
		•	Executive Vice President and Head of Global Technology of MetLife, Inc. (September 2011-November 2011)
		•	Chief operations and technology officer, Citigroup, a financial services company (July 2008-March 2009)
Maria R. Morris	51	•	Executive Vice President and Head of Global Employee Benefits of MetLife, Inc. (November 2011-present)
		•	Executive Vice President, Global Operations, Integration of MetLife, Inc. (September 2011-November 2011)
		•	Executive Vice President, Technology and Operations of MetLife, Inc. (January 2008-September 2011)
Christopher G. Townsend	45	•	President, Asia of MetLife, Inc. (August 2012-present)
		•	Chief executive officer of the Asia Pacific region, Chartis, a unit of AIG, an insurance and financial services company (January 2010-April 2012)
		•	Chief executive officer, Chartis Australasia (February 2007-January 2010)
William J. Wheeler	52	•	President, Americas of MetLife, Inc. (November 2011-present)
		•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (December 2003-November 2011)

Trademarks
We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have the exclusive global license to use the Peanuts® characters in the area of financial services and healthcare benefit services under an advertising and premium agreement with Peanuts Worldwide, LLC until December 31, 2014. We also have a non-exclusive license to use certain Citigroup-owned trademarks in connection with the marketing, distribution or sale of life insurance and annuity products under a licensing agreement with Citigroup until June 30, 2015. As a result of the ALICO Acquisition, we acquired American Life and its trademarks, including the “ALICO” trademark. In addition, as a result of our acquisition of ProVida, we acquired “PROVIDA” and other trademarks. We believe that our rights in our trademarks and under our Peanuts® characters license and our Citigroup license are well protected.
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
At times throughout the past few years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about economic conditions, capital markets and the solvency of certain EU member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have caused elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. Concerns about sovereign debt sustainability have also expanded to other EU member states, which resulted in credit ratings downgrades or adverse credit ratings outlook changes for certain EU member states and the EU itself. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” The financial markets have also been affected by concerns over U.S. fiscal and monetary policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” Any of these concerns could have significant adverse effects on the economic and financial markets generally.

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
We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Lower interest rates generally increase account values in the near term, but may result in lower returns in fixed income options in the future. Decreases in account values reduce fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to our captive reinsurers.
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
The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” below.
Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
The capital and credit markets may be subject to periods of extreme volatility and disruption, which could cause our liquidity and credit capacity to be limited.
We need liquidity to pay claims and other operating expenses, interest on our debt and dividends on our capital stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations, and our business and financial results may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
In the event market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory considerations, availability of credit to us and the financial services industry generally, our credit ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
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
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities and commercial or agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. See “— Risks Related to Our Business — Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk.”
Our expectation for future spreads is an important component in the amortization of DAC and VOBA. Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
As a global insurance company, we are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low, and, more recently, through its asset purchase programs; and may take further action to influence rates in the future. Such actions may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. Central banks in other parts of the world have also taken action to lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” For a discussion of the impact of the low interest rate environment on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We therefore may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which reduces net income and may also cause us to accelerate negative VOBA, which increases net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds. However, this increase in interest rates would typically cause any guaranteed living benefits to decline in value. We cannot predict how market interest rates will respond to the reduction, or “tapering,” of the pace of the Federal Reserve Board’s Federal Open Market Committee asset purchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
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
Obligor-Related Risks
Our investment portfolio contains investments in government bonds issued by certain EU member states, including Portugal, Ireland, Italy, Greece, Spain and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Recently, the EU member states have experienced above average public debt and unemployment and lower than targeted inflation. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany, and financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Concerns regarding these difficulties could disrupt the functioning of the financial markets.
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
Regulatory and Legal Risks
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation” and “Business — International Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments,” and as further supplemented below.

Insurance Regulation — U.S.
State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and state insurance regulators have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities, and the Department of Financial Services in June 2013 issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the FIO, the OFR, the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry, and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently and/or our RBC ratios and ability to deploy excess capital, could be adversely affected, or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations” and Note 16 of the Notes to the Consolidated Financial Statements. For more information on our use of captive reinsurers, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”
The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims, which might lead to a recommendation against the allowance of insulation for certain of our separate account products. If state insurance regulators change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected. See “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations.”
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — U.S. Regulation — Holding Company Regulation — Federal Initiatives.”
Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, under the so-called Volcker Rule, Dodd-Frank authorizes the Federal Reserve Board to impose additional capital requirements and quantitative limits on certain trading and activities by a non-bank SIFI. MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI.”
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

Federal Regulatory Agencies
Dodd-Frank established the CFPB, which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife. See “Business — U.S. Regulation — Consumer Protection Laws.” MetLife, Inc.’s subsidiary, MLHL, which merged with MetLife, Inc.’s former subsidiary MetLife Bank, is regulated by the CFPB.
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the FSOC as a non-bank SIFI, as more fully discussed below, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs.”
The FSOC follows a three-stage process to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife, Inc. would be named a non-bank SIFI. We have been providing information to the FSOC to assist it in its evaluation of MetLife, Inc. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, the Federal Reserve Board proposed Regulation YY that would apply a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not, but the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs.” Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs.
In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and has published a framework of policy measures to be applied to G-SIIs. In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB has directed the IAIS to develop G-SII BCR, as the basis for the calculation of additional capital by the end of 2014; the IAIS has indicated that it expects the BCR to apply to G-SIIs in 2015 or shortly thereafter. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs in the U.S., is uncertain. See “Business — International Regulation — Global Systemically Important Insurers.”
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
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Code. Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.
The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2014. See “Business — U.S. Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations.”
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

We are also subject to the evolving Solvency II insurance regulatory directive established by the European Parliament in 2009 for our insurance business throughout the European Economic Area, and may be subject to similar solvency regulations in other regions, such as Mexico and Chile. See “Business — International Regulation — Solvency II.” As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.
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
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as a Potential Non-Bank SIFI and an Investor in Other Financial Institutions, and Our Investors
Under provisions of Dodd-Frank, if MetLife, Inc. is designated a non-bank SIFI and it were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by MetLife, Inc. would have serious adverse effects on financial stability in the United States. If the FDIC were appointed as the receiver for MetLife, Inc., liquidation would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
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
Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products
The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefit and other products and on the purchasers of certain of these products. In 2014 we are subject to a new excise tax called the “health insurer fee,” the cost of which will primarily be passed on to group purchasers of certain of our dental and vision insurance products. Additionally, with respect to dental and vision insurance products sold to groups with fifty or fewer employees, we have changed certain of our product offerings. The cost of these product changes will also be reflected in our pricing of such products. The Health Care Act or any other related regulations or regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.
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
Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in domestic or foreign tax laws or interpretations of such laws could increase our corporate taxes and reduce our earnings. Additionally, global budget deficits make it likely that governments’ need for additional revenue will result in future tax proposals that will increase our effective tax rate. However, it remains difficult to predict the timing and effect that future tax law changes could have on our earnings both in the U.S. and in foreign jurisdictions.
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
Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings are discussed in Note 21 of the Notes to the Consolidated Financial Statements. Updates are provided in the notes to our interim condensed consolidated financial statements included in our subsequently filed quarterly reports on Form 10-Q, as well as in Part II, Item 1 (“Legal Proceedings”) of those quarterly reports.

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
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. We currently have a market presence in nearly 50 countries and may be subject to additional investigations and lawsuits in these jurisdictions. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the countries where we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.
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

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013. Each of these items could also adversely affect our liquidity. Central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity or charge us to pledge such collateral which would increase our costs. See “Business — U.S. Regulation — Holding Company Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements.
Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity securities represented 71% of our total cash and invested assets at December 31, 2013. Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have far exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale.”
The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of writedowns or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our net income in a particular quarterly or annual period.

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

 The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our business and results of operations.
Risks Related to Our Business
Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability
Our international operations face political, legal, financial, operational and other risks. These operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations and the imposition of regulations limiting our ability to distribute our products. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Business — International Regulation” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
For example, the operating environment in Argentina has been very challenging. We were formerly principally engaged in the pension business there, but in December 2008, the Argentine government nationalized the Social Security System and moved pension fund assets into the government-run system, effectively eliminating the private pension companies in Argentina. This substantially reduced our presence in Argentina. Accordingly, we have experienced and will continue to experience reductions in the operation’s revenues and cash flows. More recent governmental actions have significantly limited our ability to independently operate our Argentine operation, which could further reduce this operation’s revenues and increase its compliance costs and other expenses. In addition, new legislation in Poland became effective on February 1, 2014, enacting significant changes to the country’s pension system, including redemption of Polish government bonds held by pension funds. This legislation will have a negative impact on our pension business in Poland, but will not have a material impact on our overall pension business. See “Business — International Regulation.” We also have operations in the Middle East where the legal and political systems and regulatory frameworks are subject to instability and disruptions. Instability has increased in many parts of the Middle East as a result of the “Arab Spring” movement. Lack of legal certainty and stability in the region exposes our operations to increased risk of disruption and to adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business in this region.

 We have market presence in nearly 50 different countries and increased exposure to risks posed by local and regional economic conditions. Europe has recently experienced a recession and overall sluggish economic performance, with concerns over low inflation becoming more pronounced. Unfavorable economic conditions in Europe could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments, all of which could have a material adverse effect on our business, results of operations and financial condition. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.” Countries in Europe’s perimeter region, as well as Cyprus, have been particularly affected by the recession, resulting in increased national debts and depressed economic activity. We have significant operations and investments in these countries which could be adversely affected by economic developments such as higher taxes, growing inflation, deflation, decreasing government spending, rising unemployment and currency instability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”
In addition, we face substantial exposure to the Japanese economy given our operations there. Despite a broad recovery in GDP growth and rising inflation over the last year, structural weaknesses and debt sustainability have yet to be addressed effectively. This leaves the economy vulnerable to further disruption, which may have an adverse effect on our results of operations and financial condition. See “— Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.”
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

We face substantial exposure to risks associated with fluctuations in the yen/U.S. dollar exchange rate because we have substantial operations in Japan and a significant portion of our premiums and investment income in Japan are received in yen. Most claims and expenses associated with our operations in Japan are also paid in yen and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. Accordingly, fluctuations in the yen/U.S. dollar exchange rate can have a significant effect on our reported financial position and results of operations. Our Japan operation does assume some currency exposure by backing a portion of surplus and yen-denominated liabilities with U.S. dollar assets. Although this represents risk to our Japan operation, this activity reduces yen exposure at the enterprise level.
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
We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies
MLIC’s plan of reorganization, as amended, established in connection with its demutualization, required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own individual participating whole life insurance policies of MLIC in force at the time of the demutualization are met. The assets and liabilities designated to the closed block were $41.7 billion and $45.2 billion, respectively, at December 31, 2013. See Note 7 of the Notes to the Consolidated Financial Statements. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.
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

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations
Financial strength ratings are published by various Nationally Recognized Statistical Rating Organizations (“NRSRO”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations, and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings.
Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and derivative transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.
 In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings indicate the NRSROs’ opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with credit rating downgrade triggers and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” for information on the impact of a one-notch downgrade. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Rating Agencies.”
In view of the difficulties experienced by many financial institutions as a result of the financial crisis and ensuing global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. Our ratings could be downgraded at any time and without notice by any NRSRO.
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. For example, for some of our group businesses under which the policies and related reinsurance are subject to periodic (typically annual) renewal, prices may increase at any renewal. Also, for most of our traditional life reinsurance agreements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” and “— Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”

If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us could have a material adverse effect on our financial condition and results of operations, including our liquidity. See “Business — Reinsurance Activity.”
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing broker and central clearinghouses for OTC-cleared derivatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivatives.” If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.
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
Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
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
Areas of major hurricane exposure include coastal sections of the northeastern U.S. (including lower New York, New Jersey, Connecticut, Rhode Island and Massachusetts), the south Atlantic states (including Virginia, North Carolina, South Carolina, Georgia and Florida) and the Gulf Coast (including Alabama, Mississippi, Louisiana and Texas). We also have some earthquake exposure, primarily along the New Madrid fault line in the central U.S. and in the Pacific Northwest.
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
Most of the jurisdictions in which our U.S. insurance subsidiaries are admitted to transact business require life and property & casualty insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, who may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life and property & casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — U.S. Regulation — Holding Company Regulation — Guaranty Associations and Similar Arrangements” and “Business — International Regulation.”
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
Competitive Factors May Adversely Affect Our Market Share and Profitability
We believe competition amongst insurance companies is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete globally with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have pre-existing customer bases for financial services products. Additionally, many of our group insurance products are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors than they could renewing coverage with us. These competitive pressures may adversely affect the persistency of these and other products, as well as our ability to sell our products in the future. Furthermore, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. See “Business — Competition.”
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
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — U.S. Regulation,” “Business — International Regulation,” “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition
Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that the fair value of the reporting unit may be less than the carrying value of that reporting unit. We perform our annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment under certain circumstances.
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
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.”
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
In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses. Although we generally have rights to indemnification for certain losses, our rights are limited by survival periods for bringing claims and limitations on the nature and amount of losses we may recover, and we cannot be certain that indemnification will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any loss we may suffer. For example, we are indemnified under the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings, a subsidiary of AIG, for various tax matters, including U.S. federal income taxes attributable to periods during which the ALICO business was included in AIG’s consolidated federal income tax return. It is possible, however, that any such indemnification may not be fully collectible.

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

The prospects of our business also may be materially and adversely affected if we are not able to manage the growth of any acquired business successfully. For example, the life insurance markets in many of the international markets in which we have grown through recent acquisitions have experienced significant growth in recent years. Management of growth in these markets to date has required significant management and operational resources and is likely to continue to do so. Future growth of our combined business will require, among other things, the continued development of adequate underwriting and claim handling capabilities and skills, sufficient capital base, increased marketing and sales activities, and the hiring and training of new personnel.
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

We may also participate in joint ventures with other companies or government enterprises in various international markets, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for capital, product distribution, local market knowledge, or other resources. A joint venture may require an investment of considerable management, financial and operational resources to establish sufficient infrastructure such as underwriting, actuarial, risk management, compliance or other processes. If we are unable to effectively cooperate with joint venture counterparties, or any joint venture counterparty fails to meets its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to achieve our objectives and our results of operations may be negatively impacted.
In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in the second quarter of 2013, MetLife, Inc. announced the Mergers. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Executive Summary.” The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those that are present in the case of an acquisition. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. We may also incur additional expenses in connection with planning and effectuating these mergers and related transactions. We may encounter delays or unforeseen problems in making changes to our information technology systems that are needed to reflect the mergers. Loss of key personnel could adversely affect our ability to carry out these transactions. In addition, these transactions may absorb significant attention from our management, which could reduce management’s focus on other aspects of our business. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
The Settlement of Our Outstanding Common Equity Units Will Have a Dilutive Impact on MetLife, Inc.’s Stockholders
As part of the consideration paid for the ALICO Acquisition, MetLife, Inc. issued $3.0 billion aggregate stated amount of common equity units, which initially consist of (x) purchase contracts obligating the holder to purchase a variable number of shares of MetLife, Inc.’s common stock on each of three specified future settlement dates (the first settlement date was in October 2012, the second settlement date was in September 2013 and the third is expected to occur in October 2014, subject to deferral under certain circumstances) for a fixed amount per purchase contract (an aggregate of $1.0 billion on each settlement date) and (y) an interest in each of three series of debt securities of MetLife, Inc. On the first and second settlement dates, MetLife issued an aggregate of 50,911,911 shares. After settlement of the remaining purchase contracts, MetLife, Inc. will receive proceeds of $1 billion and issue between 22.8 million and 28.5 million shares of its common stock, subject to certain adjustments including as a result of the payment, if any, of dividends in excess of $0.185 per share during the second and/or third quarters of 2014, in addition to the proceeds received and shares issued on the first and second settlement dates in October 2012 and September 2013. As a result, more shares of common stock will be outstanding and each existing stockholder will own a smaller percentage of our common stock then outstanding. See Note 15 of the Notes to the Consolidated Financial Statements.

Capital-Related Risks
We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities
The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. There is no requirement or assurance that we will declare and pay any dividends. In addition, payment of dividends on our common stock and our ability to repurchase our common stock have been subject to restrictions arising from our regulation as a bank holding company and may again be subject to restrictions arising from Federal Reserve regulation if we are designated a non-bank SIFI. In addition, our ability to pay dividends on our common stock and repurchase our common stock is subject to restrictions arising from the terms of our preferred stock, junior subordinated debentures and trust securities, so called “dividend stopper” provisions, in situations where we may be experiencing financial stress. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Exchangeable Surplus Trust Securities, which are exchangeable for junior subordinated debentures, and which contain terms with the same substantive effects in this discussion as the terms of MetLife, Inc.’s junior subordinated debentures. In addition, our ability to pay dividends on our preferred stock and interest on our junior subordinated debentures are also restricted by the terms of those securities.
Regulatory Restrictions
The Federal Reserve has proposed enhanced prudential standards, including heightened capital requirements and stress testing requirements, for non-bank SIFIs. It is possible that these requirements, or any others adopted, could restrict our ability to pay dividends and repurchase our common stock if we were designated a non-bank SIFI. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. See “— As A Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends.”
“Dividend Stopper” Provisions in Our Preferred Stock and Junior Subordinated Debentures
Certain terms of our preferred stock and our junior subordinated debentures may prevent us from purchasing our common stock or paying dividends on our common stock in certain circumstances. Moreover, MetLife, Inc. is a party to certain replacement capital covenants which limit its ability to eliminate these restrictions through the repayment, redemption or purchase of preferred stock or junior subordinated debentures by requiring MetLife, subject to certain limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any repayment, redemption or purchase. See Note 14 of the Notes to the Consolidated Financial Statements for a description of such covenants in effect with respect to junior subordinated debentures and Note 16 of the Notes to the Consolidated Financial Statements for a description of such restrictions with respect to the preferred stock.
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

Trigger Events for the Restrictions on the Payment of Dividends on Our Preferred Stock and Restrictions on the Payment of Interest on Our Junior Subordinated Debentures
In addition, the preferred stock and the junior subordinated debentures contain provisions that would automatically suspend the payment of preferred stock dividends and junior subordinated debenture interest payments if MetLife, Inc. fails to meet certain tests (“Trigger Events”) at specified times, although in such cases MetLife would be permitted to make the payments if it were able to utilize the “Alternative Payment Mechanism” described below. As a result of the suspension of these payments, the “dividend stopper” provisions would come into effect. A “Trigger Event” would occur if the RBC ratio of MetLife’s largest U.S. insurance subsidiaries in the aggregate (as defined in the applicable instrument) were to be less than 175% of the company action level based on the subsidiaries’ prior year annual financial statements filed (generally around March 1) with state insurance commissioners. A “Trigger Event” would also occur if, at the end of a quarter, consolidated GAAP net income for the four-quarter period ending two quarters before such quarter-end is zero or less and adjusted shareholders’ equity (as defined in the applicable instrument), as of such quarter-end and the end of the quarter two quarters before such quarter-end, declined by 10% or more from its level 10 quarters before such quarter-end. The Trigger Event would continue until there is no longer a Trigger Event at the specified time, and adjusted shareholders’ equity is no longer 10% or more below its level at the beginning of each measurement period described above that is associated with a “Trigger Event.”
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
Dividends on Our Preferred Stock Are Subject to Declaration by Our Board of Directors
In addition to the provisions described above that prevent us from declaring and paying dividends on our preferred stock, dividends on our preferred stock are subject to declaration each quarter by our Board of Directors. If our Board of Directors does not declare dividends on the preferred stock for any quarterly dividend period, the “dividend stopper” provisions in our preferred stock would prevent us from repurchasing or paying dividends on our common stock for that period.
Optional Deferral of Interest on the Junior Subordinated Debentures
The junior subordinated debentures provide that MetLife may, at its option and provided that certain conditions are met, defer payment of interest without giving rise to an event of default for periods of up to 10 years (although after five years MetLife, Inc. would be obligated to use commercially reasonable efforts to sell equity securities to raise proceeds to pay the interest), with no limitation on the number of deferral periods that MetLife, Inc. may begin so long as all accrued and unpaid interest is paid with respect to prior deferral periods. If MetLife, Inc. were to elect to defer payments of interest, the “dividend stopper” provisions in the junior subordinated debentures would thus prevent MetLife, Inc. from repurchasing or paying dividends on its common stock or other capital stock (including the preferred stock) during the period of deferral, subject to exceptions.
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
The payment of dividends and other distributions to MetLife, Inc. by its U.S. insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. The payment of dividends and other distributions by insurance companies is also influenced by business conditions and rating agency considerations. See “Business — U.S. Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” See also “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

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
Operational Risks
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
The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Value of Our Investment Portfolio and the Level of Claim Losses We Incur
The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. or abroad and result in higher than anticipated claims under our insurance policies. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”

The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in Our Disaster Recovery Systems and Management Continuity Planning Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
Our business is highly dependent upon the effective operation of our computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. Our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. While, to date, MetLife has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
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
The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $185 million.
Our Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
General Risks
MetLife, Inc.’s Board of Directors May Influence the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust
Under the Plan, we established the MetLife Policyholder Trust to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of February 19, 2014, the Trust held 189,785,282 shares, or 16.9%, of the outstanding shares of MetLife, Inc. common stock. Because of voting provisions of the Trust and the number of shares held by it, the Trust may affect the outcome of matters brought to a stockholder vote. Except on votes regarding certain fundamental corporate actions described below, the trustee will vote all of the shares of common stock held in the Trust in accordance with the recommendations given by MetLife, Inc.’s Board of Directors to its stockholders or, if the Board gives no such recommendations, as directed by the Board. As a result of the voting provisions of the Trust, the Board of Directors may be able to influence the outcome of votes on matters submitted to a vote of stockholders, excluding certain fundamental corporate actions, so long as the Trust holds a substantial number of shares of common stock.

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
We May Not be Able to Protect Our Intellectual Property and May be Subject to Infringement Claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurers and financial institutions.

In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business and results of operations.
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
We compete with other financial services companies for sales representatives primarily on the basis of product features, support services, compensation and financial position. We continue to undertake several initiatives to enhance the efficiency and production of our existing sales force. These initiatives may not succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining highly qualified and productive agents. See “Business — Competition.”
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
Any person seeking to acquire a controlling interest in us would face various regulatory obstacles, including:

•
applicable state insurance laws and regulations may delay or impede a business combination involving us by prohibiting an entity from acquiring control (generally presumed to exist at direct or indirect ownership of 10% or more of voting stock) of an insurance company domiciled in the United States without the prior approval of the domestic insurance regulator. Many foreign jurisdictions in which we operate have similar regulatory approval requirements.

•
Dodd-Frank provisions that could restrict or impede consolidations, mergers and acquisitions by systemically significant firms, which could apply to us if we are designated as a non-bank SIFI. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs.”

•
Provisions of the Investment Company Act that require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts.

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

Item 2. Properties
We lease 410,000 rentable square feet on 12 floors in an office building in Manhattan, New York, which is occupied by all of the Company’s segments, as well as Corporate & Other. The term of that lease commenced during 2008 and continues for 21 years. In August 2009, we subleased 32,000 rentable square feet of that space to a subtenant, which has met our standards of review with respect to creditworthiness. We moved certain operations from our Long Island City, New York facility, to the Manhattan space in late 2008, but continue to maintain an on-going presence in Long Island City. Our lease in Long Island City covers 686,000 rentable square feet, which is occupied by Corporate & Other, under a long-term lease arrangement. With our occupancy and the subtenants we have secured, we are fully subscribed at the Long Island City location.
We lease 398,000 rentable square feet on 16 floors in Charlotte, North Carolina which is occupied by the Retail segment, as well as Corporate & Other. The term of that lease commenced April 1, 2013 and continues for 13.5 years. We have entered into a lease agreement to occupy 427,000 rentable square feet in two buildings in Raleigh, North Carolina, which will be occupied by Global Technology & Operations, which supports all of the Company’s segments, as well as Corporate & Other. The anticipated lease commencement date is March 1, 2015, which is the anticipated construction completion date for the buildings. The lease will continue for 15 years.
Our 200 Park Avenue property, which houses the Company’s boardroom, is occupied by the Americas and Corporate & Other. We have retained rights to existing signage and are leasing space for associates in the property for 20 years with optional renewal periods through 2205.
We continue to own 15 other buildings in the U.S. that we use in the operation of our business. These buildings contain 3.7 million rentable square feet and are located in the following states: Connecticut, Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Rhode Island. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. We lease space in 350 other locations throughout the U.S., and these leased facilities consist of 6.5 million rentable square feet. Approximately 82% of these leases are occupied as sales offices for the Company’s U.S. business operations. The balance of space is utilized for corporate functions supporting business activities. We also own 65 properties outside the U.S., including 5 significant properties, as well as smaller facilities and condominium units. We lease 1,130 sites in various locations outside the U.S. We believe that these properties are suitable and adequate for our current and anticipated business operations.
We arrange for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, we have arranged $700 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2014, its renewal date.
Item 3. Legal Proceedings
See Note 21 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Common Equity
MetLife, Inc.’s common stock, par value $0.01 per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “MET” on April 5, 2000.
The following table presents high and low closing prices for the common stock on the NYSE for the periods indicated:

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$40.20	$46.10	$51.47	$54.02
Low	$34.64	$35.53	$45.85	$46.38

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$39.46	$38.00	$36.25	$37.11
Low	$32.04	$27.82	$28.64	$30.91
At February 19, 2014, there were 86,359 stockholders of record of common stock.
The table below presents common stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the years ended December 31, 2013 and 2012:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
October 22, 2013 (1)	November 8, 2013	December 13, 2013	$0.275	$311
June 25, 2013 (1)	August 9, 2013	September 13, 2013	$0.275	$303
April 23, 2013 (1)	May 9, 2013	June 13, 2013	$0.275	$302
January 4, 2013 (1)	February 6, 2013	March 13, 2013	$0.185	$203
				$1,119

October 23, 2012 (2)	November 9, 2012	December 14, 2012	$0.740	$811
______________

(1)	Quarterly dividend.

(2)	Annual dividend.

The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to approval of the Federal Reserve if, in the future, MetLife, Inc. is designated as a non-bank SIFI. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI.” See also Note 3 of the Notes to the Consolidated Financial Statements for information regarding MetLife, Inc.’s de-registration as a bank holding company. The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in the event we are experiencing financial stress. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” and Note 16 of the Notes to the Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Dividends” and Note 23 of the Notes to the Consolidated Financial Statements for further information regarding preferred and common stock dividends.
See Item 12 for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2013 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2013	4,900	$49.40	—	$1,260,735,127
November 1 - November 30, 2013	—	$—	—	$1,260,735,127
December 1 - December 31, 2013	30	$51.27	—	$1,260,735,127
______________

(1)
During the periods October 1 through October 31, 2013 and December 1 through December 31, 2013, separate account and other affiliates of MetLife, Inc. purchased 4,900 shares and 30 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)
At December 31, 2013, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at December 31, 2013. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” and Note 16 of the Notes to the Consolidated Financial Statements.

Item 6. Selected Financial Data
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of operations data for the years ended December 31, 2013, 2012 and 2011, and the balance sheet data at December 31, 2013 and 2012 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data at December 31, 2011, 2010 and 2009 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Statement of Operations Data (1)
Revenues
Premiums	$37,674	$37,975	$36,361	$27,071	$26,157
Universal life and investment-type product policy fees	9,451	8,556	7,806	6,028	5,197
Net investment income	22,232	21,984	19,585	17,493	14,726
Other revenues	1,920	1,906	2,532	2,328	2,329
Net investment gains (losses)	161	(352)	(867)	(408)	(2,901)
Net derivative gains (losses)	(3,239)	(1,919)	4,824	(265)	(4,866)
Total revenues	68,199	68,150	70,241	52,247	40,642
Expenses
Policyholder benefits and claims	38,107	37,987	35,471	29,187	28,005
Interest credited to policyholder account balances	8,179	7,729	5,603	4,919	4,845
Policyholder dividends	1,259	1,369	1,446	1,485	1,649
Goodwill impairment	—	1,868	—	—	—
Other expenses	16,602	17,755	18,537	12,927	10,761
Total expenses	64,147	66,708	61,057	48,518	45,260
Income (loss) from continuing operations before provision for income tax	4,052	1,442	9,184	3,729	(4,618)
Provision for income tax expense (benefit)	661	128	2,793	1,110	(2,107)
Income (loss) from continuing operations, net of income tax	3,391	1,314	6,391	2,619	(2,511)
Income (loss) from discontinued operations, net of income tax	2	48	24	44	64
Net income (loss)	3,393	1,362	6,415	2,663	(2,447)
Less: Net income (loss) attributable to noncontrolling interests	25	38	(8)	(4)	(36)
Net income (loss) attributable to MetLife, Inc.	3,368	1,324	6,423	2,667	(2,411)
Less: Preferred stock dividends	122	122	122	122	122
Preferred stock redemption premium	—	—	146	—	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,246	$1,202	$6,155	$2,545	$(2,533)
EPS Data (1), (2)
Income (loss) from continuing operations available to MetLife, Inc.’s common shareholders per common share:
Basic	$2.94	$1.08	$5.79	$2.83	$(3.17)
Diluted	$2.91	$1.08	$5.74	$2.81	$(3.17)
Income (loss) from discontinued operations per common share:
Basic	$—	$0.04	$0.02	$0.05	$0.08
Diluted	$—	$0.04	$0.02	$0.05	$0.08
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$2.94	$1.12	$5.81	$2.88	$(3.09)
Diluted	$2.91	$1.12	$5.76	$2.86	$(3.09)
Cash dividends declared per common share	$1.01	$0.74	$0.74	$0.74	$0.74

	December 31,
	2013	2012	2011	2010	2009
	(In millions)
Balance Sheet Data (1)
Separate account assets (3)	$317,201	$235,393	$203,023	$183,138	$148,854
Total assets (3)	$885,296	$836,781	$796,226	$728,249	$537,531
Policyholder liabilities and other policy-related balances (3), (4)	$418,487	$438,191	$421,267	$399,135	$281,495
Short-term debt	$175	$100	$686	$306	$912
Long-term debt (3)	$18,653	$19,062	$23,692	$27,586	$13,220
Collateral financing arrangements	$4,196	$4,196	$4,647	$5,297	$5,297
Junior subordinated debt securities	$3,193	$3,192	$3,192	$3,191	$3,191
Separate account liabilities (3)	$317,201	$235,393	$203,023	$183,138	$148,854
Accumulated other comprehensive income (loss)	$5,104	$11,397	$6,083	$1,145	$(3,049)
Total MetLife, Inc.’s stockholders’ equity	$61,553	$64,453	$57,519	$46,853	$31,336
Noncontrolling interests	$543	$384	$370	$365	$371

	Years Ended December 31,
	2013	2012	2011	2010	2009
Other Data (1), (5)
Return on MetLife, Inc.’s common equity	5.4%	2.0%	12.2%	6.9%	(9.9)%
Return on MetLife, Inc.’s common equity, excluding accumulated other comprehensive income (loss)	6.2%	2.4%	13.2%	7.0%	(7.3)%
_____________

(1)
On November 1, 2010, MetLife, Inc. acquired ALICO. Results of such acquisition are reflected in the selected financial data since the acquisition date. See Note 3 of the Notes to the Consolidated Financial Statements.

(2)
For the years ended December 31, 2012 and 2010 all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share, as these assumed shares are anti-dilutive. For the year ended December 31, 2009, shares related to the assumed exercise or issuance of stock-based awards have been excluded from the calculation of diluted earnings per common share, as these assumed shares would be anti-dilutive.

(3)	Amounts relating to variable interest entities are as follows at:

	December 31,
	2013	2012	2011
	(In millions)
General account assets	$7,525	$6,692	$7,273
Separate account assets	$1,033	$—	$—
Policyholder liabilities and other policy-related balances	$695	$—	$—
Long-term debt	$1,868	$2,527	$3,068
Separate account liabilities	$1,033	$—	$—

(4)
Policyholder liabilities and other policy-related balances include future policy benefits, policyholder account balances, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation.

(5)	Return on MetLife, Inc.’s common equity is defined as net income (loss) available to MetLife, Inc.’s common shareholders divided by MetLife, Inc.’s average common stockholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Selected Financial Data,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
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
MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Home Loans LLC (“MLHL”), the surviving, non-bank entity of the merger of MetLife Bank, National Association (“MetLife Bank”) with and into MLHL. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding MetLife Bank’s exit from substantially all of its businesses (the “MetLife Bank Divestiture”) and other business activities. See “Business” for further information on the Company’s segments and Corporate & Other.
On October 1, 2013, MetLife, Inc. completed its previously announced acquisition of Administradora de Fondos de Pensiones Provida S.A. (“ProVida”), the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of ProVida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. See Note 3 of the Notes to the Consolidated Financial Statements for further information on the acquisition of ProVida.

In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The companies to be merged are MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company (“MLI-USA”) and MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013, resulting in a redistribution of assets held in trust and the cancellation of outstanding letters of credit which were no longer required. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities.” Effective January 1, 2014, following receipt of New York State Department of Financial Services (“Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with an affiliate all existing New York insurance policies and annuity contracts that include a separate account feature; on December 31, 2013, MICC deposited investments with an estimated fair market value of $6.3 billion into a custodial account, which became restricted on January 1, 2014, to secure MICC’s remaining New York policyholder liabilities not covered by such reinsurance. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.
The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators by reducing our exposure to and use of captive reinsurers; (ii) will alleviate the need to use holding company cash to fund derivative collateral requirements; (iii) will increase transparency relative to our capital allocation and variable annuity risk management; and (iv) may impact the aggregate amount of dividends permitted to be paid without insurance regulatory approval. See “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations,” “— Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 8 of the Notes to the Consolidated Financial Statements for further information on the impact of these Mergers and see “— Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” for information on our use of captive reinsurers. See also “Risk Factors — Acquisition-Related Risks— We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” for information regarding the potential impact on our operations if the Mergers or related regulatory approvals are prevented or delayed.
Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. For example, starting in the first quarter of 2013, the Latin America segment includes U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Products included are life, dental, group short- and long-term disability, accidental death & dismemberment (“AD&D”) coverages, property & casualty and other accident and health coverages, as well as non-insurance products such as identity protection. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.

On November 1, 2010, MetLife, Inc. completed the acquisition of American Life Insurance Company (“American Life”) from AM Holdings LLC (formerly known as ALICO Holdings LLC), a subsidiary of American International Group, Inc. (“AIG”), and Delaware American Life Insurance Company (“DelAm”) from AIG (American Life, together with DelAm, collectively, “ALICO”) (the “ALICO Acquisition”). The assets, liabilities and operating results relating to the ALICO Acquisition are included in the Latin America, Asia and EMEA segments. See Note 3 of the Notes to the Consolidated Financial Statements.
Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2013 and 2012 and the operating results of such subsidiaries for the years ended November 30, 2013, 2012 and 2011.
We continue to experience an increase in sales in several of our businesses; however, global economic conditions continue to negatively impact the demand for certain of our products. Also, as a result of our continued focus on pricing discipline and risk management in this challenging economic environment, we adjusted certain product features of our variable annuity products which resulted in a decrease in sales of such products. An increase in average value of our separate accounts from both favorable equity market performance and positive net flows produced higher asset-based fee revenue. The sustained low interest rate environment reduced investment yields, but also reduced crediting rates. In addition, changes in long-term interest rates and foreign currency exchange rates resulted in an increase in derivative losses. Finally, the prior period included a goodwill impairment charge.

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Income (loss) from continuing operations, net of income tax	$3,391	$1,314	$6,391
Less: Net investment gains (losses)	161	(352)	(867)
Less: Net derivative gains (losses)	(3,239)	(1,919)	4,824
Less: Goodwill impairment	—	(1,868)	—
Less: Other adjustments to continuing operations (1)	(1,638)	(2,550)	(1,451)
Less: Provision for income tax (expense) benefit	1,698	2,195	(914)
Operating earnings	6,409	5,808	4,799
Less: Preferred stock dividends	122	122	122
Operating earnings available to common shareholders	$6,287	$5,686	$4,677
______________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
During the year ended December 31, 2013, income (loss) from continuing operations, net of income tax, increased $2.1 billion over 2012. The change was predominantly due to a non-cash charge in 2012 of $1.9 billion ($1.6 billion, net of income tax) for goodwill impairment associated with our U.S. Retail annuities business. In addition, operating earnings available to common shareholders increased by $601 million and net investment gains (losses) increased by $513 million ($333 million, net of income tax) primarily due to an increase in net gains on sales of fixed maturity securities in 2013 coupled with a decrease in impairments of fixed maturity securities. These increases were partially offset by an unfavorable change in net derivatives gains (losses) of $1.3 billion ($858 million, net of income tax) driven by changes in interest rates and foreign currency exchange rates. Also included in income (loss) from continuing operations, net of income tax, were the results of the discontinued operations and other businesses that have been or will be sold or exited by MetLife, Inc. (“Divested Businesses”), which improved $459 million ($294 million, net of income tax) over 2012.

The increase in operating earnings available to common shareholders was primarily driven by higher asset-based fee revenues due to growth in our average separate account assets and an increase in net investment income due to growth in our investment portfolio. The sustained low interest rate environment negatively impacted investment yields; however, it also resulted in lower crediting rates. These favorable results were partially offset by an increase in expenses. During the fourth quarter of 2013, we increased our litigation reserve related to asbestos by $101 million. During 2013, we also increased our other litigation reserves by $46 million. The fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings available to common shareholders by $48 million, net of income tax. In addition, results for 2012 included a $52 million, net of income tax, charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the acceleration of benefit payments to policyholders under the settlements of such claims.
Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
During the year ended December 31, 2012, income (loss) from continuing operations, net of income tax, decreased $5.1 billion from the year ended December 31, 2011. The change was predominantly due to a $6.7 billion ($4.4 billion, net of income tax), unfavorable change in net derivative gains (losses) primarily driven by changes in interest rates, the weakening of the U.S. dollar and Japanese yen, equity market movements, decreased volatility and the impact of a nonperformance risk adjustment. In addition, 2012 includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. Retail annuities business. Also, 2012 includes a $1.2 billion ($752 million, net of income tax) charge associated with the global review of assumptions related to deferred policy acquisition costs (“DAC”), reserves and certain intangibles, of which $526 million ($342 million, net of income tax) was reflected in net derivative gains (losses). Also included in income (loss) from continuing operations, net of income tax, were the unfavorable results of the Divested Businesses, which decreased $724 million ($476 million, net of income tax) from 2011. These declines were partially offset by a $1.0 billion, net of income tax, increase in operating earnings available to common shareholders.
The increase in operating earnings available to common shareholders was primarily driven by improved investment results and higher asset-based fee revenue as strong sales levels drove portfolio growth. In addition, the low interest rate environment resulted in lower average interest credited rates. Despite the impact of Superstorm Sandy, catastrophe losses were lower in 2012 as compared to the significant weather-related claims in 2011. In addition, 2011 included a $117 million, net of income tax, charge in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File. Also, 2011 included $40 million, net of income tax, of expenses incurred related to a liquidation plan filed by the Department of Financial Services for Executive Life Insurance Company of New York (“ELNY”). Results for 2012 include a $52 million, net of income tax, charge representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements. Also, 2012 includes a $50 million, net of income tax, impairment charge on an intangible asset related to a previously acquired dental business.
Consolidated Company Outlook
As part of an enterprise-wide strategic initiative, by 2016, we expect to increase our operating return on common equity, excluding accumulated other comprehensive income (“AOCI”), to the 12% to 14% range, driven by higher operating earnings. This target assumes that regulatory capital rules appropriately reflect the life insurance business model and that we have clarity on the rules in a reasonable time frame, allowing for meaningful share repurchases prior to 2016. If we are unable to engage in such repurchases, we expect the range of our operating return on common equity, excluding AOCI, to be 11% to 13%. Also, as part of this initiative, we will leverage our scale to improve the value we provide to customers and shareholders in order to achieve $1 billion in efficiencies, $600 million of which is expected to be related to net pre-tax expense savings, and $400 million of which we expect to be primarily reinvested in our technology, platforms and functionality to improve our current operations and develop new capabilities. We also continue to shift our product mix toward protection products and away from more capital-intensive products, in order to generate more predictable operating earnings and cash flows, and improve our risk profile and free cash flow.

We expect to achieve the 2016 target range on our operating return on common equity by primarily focusing on the following:

•	Growth in premiums, fees and other revenues driven by:

-	Accelerated growth in Group, Voluntary & Worksite Benefits;

-	Increased fee revenue reflecting the benefit of higher equity markets on our separate account balances; and

-
Increases in our businesses outside of the U.S., notably accident & health, from continuing organic growth throughout our various geographic regions and leveraging of our multichannel distribution network.

•
Expanding our presence in emerging markets, including potential merger and acquisition activity. We expect that by 2016, 20% or more of our operating earnings will come from emerging markets, with the acquisition of ProVida contributing to this increase.

•
Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results; however, unanticipated catastrophes, similar to Superstorm Sandy, could result in a high volume of claims.

•	Focus on expense management in the light of the low interest rate environment, and continued focus on expense control throughout the Company.

•	Continued disciplined approach to investing and asset/liability management (“ALM”), through our enterprise risk and ALM governance process.
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
We did not incur any losses related to Superstorm Sandy in 2013, however, we may incur additional storm-related losses in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Superstorm Sandy and otherwise.
Industry Trends
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.

Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect the business and economic environment and, ultimately, the amount and profitability of our business. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification. Financial markets have also been affected by concerns over U.S. fiscal and monetary policy, although recent signs of Congressional compromise, reflected in the passage of a two-year budget agreement in December 2013 and the approval on February 12, 2014 of a bill to raise the debt ceiling until March 2015, appear to have alleviated some of these concerns. However, unless long-term steps are taken to raise the debt ceiling and reduce the federal deficit, rating agencies have warned of the possibility of future downgrades of U.S. Treasury securities. These issues could, on their own, or combined with the possible slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere.
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”) and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of downward credit ratings momentum, particularly in Spain, Portugal and Ireland. This, combined with greater European Central Bank (“ECB”) support and improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of Europe’s perimeter region and Cyprus and the risk of possible withdrawal of one or more countries from the Euro zone. See “— Investments — Current Environment” for information regarding credit ratings downgrades, support programs for Europe’s perimeter region and Cyprus and our exposure to obligations of European governments and private obligors.

The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or be unable or unwilling to comply with the terms of any aid provided to them, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region or Cyprus could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of unlimited quantities of sovereign bonds with maturities of one to three years. These large scale purchases of sovereign bonds are intended to provide a buyer of last resort in the event of market stress, raising the price of the bonds, and lowering their interest rates, making it less expensive for certain countries to borrow money. In the absence of the OMT, concerns over sovereign debt sustainability could arise, and private demand for sovereign debt could decrease, putting further upward pressure on sovereign yields. Countries must agree to strict levels of economic reform and oversight as a condition to participate in this program. The OMT has not been activated to date, but the possibility of its use by the ECB has succeeded in reducing investor concerns over the possible withdrawal of one or more countries from the Euro zone and has helped to lower sovereign yields in Europe’s perimeter region and Cyprus. The Euro zone has emerged from its recession, but economic growth is expected to remain relatively muted, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region and Cyprus in particular continue to pursue policies to reduce their macroeconomic imbalances. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”

We face substantial exposure to the Japanese economy given our operations there. Despite a broad recovery in GDP growth and rising inflation over the last year, structural weaknesses and debt sustainability have yet to be addressed effectively. This leaves the economy vulnerable to further disruption. The global financial crisis and March 2011 earthquake and related events further pressured Japan’s budget outcomes and public debt levels. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other advanced country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the announcement of a supplementary budget stimulus program totaling 2% of GDP and the adoption of a 2% inflation target by the Bank of Japan. In early April 2013, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. In October 2013, the government agreed to raise the consumption tax from 5% to 8% effective April 1, 2014. While this was a positive step, the fiscal impact is likely to be neutral given the accompanying stimulus spending package. Although the yen has weakened, deflationary pressures have eased and the stock market has rallied on the back of these announcements, it is too soon to tell whether these actions will have a sustained impact on Japan’s economy. Japan’s public debt trajectory could continue to rise until a strategy to consolidate public finances and growth-enhancing reforms are implemented.
Impact of a Sustained Low Interest Rate Environment
As a global insurance company, we are affected by the monetary policy of central banks around the world, as well as the monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) in the United States. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales.
On December 18, 2013, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) decided to modestly reduce the pace of its purchases of agency mortgage-backed securities from $40 billion per month to $35 billion per month and the pace of its purchases of longer-term U.S. Treasury securities from $45 billion per month to $40 billion per month. On January 29, 2014, noting cumulative progress toward maximum employment and the improved outlook for the labor market, the FOMC determined to make a further measured reduction in the pace of its purchases of agency mortgage-backed securities from $35 billion per month to $30 billion per month and the pace of its purchases of longer-term U.S. Treasury securities from $40 billion per month to $35 billion per month, beginning in February 2014. These quantitative easing measures are intended to stimulate the economy by keeping interest rates at low levels. The FOMC will closely monitor economic and financial developments in determining when to further moderate these quantitative easing measures, including with respect to the rates of unemployment, inflation and long-term inflation. The FOMC has stated that it will likely reduce the pace of its bond purchases in further measured steps at future meetings if subsequent economic data remains broadly aligned with its current expectations for a strengthening in the U.S. economy. Any additional action by the Federal Reserve Board to reduce its quantitative easing program could potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, and may affect interest rates and risk markets in other developed and emerging economies. Even after the quantitative easing program ends and the economy strengthens, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to .25%, again subject to certain unemployment, inflation and long-term inflation thresholds. While Janet Yellen, appointed on January 6, 2014 as the new Chairman of the Federal Reserve Board, has pledged continuity in the Federal Reserve Board’s monetary policy, it is possible that the course of such policy could change under a new Chairman.
Despite recent actions by central banks in Turkey, Brazil and India to raise interest rates in an effort to contain inflation and attract foreign investors, central banks in other parts of the world, including the ECB, the Bank of England, the Bank of Australia and the Central Bank of China, have followed the actions of the Federal Reserve Board to lower interest rates. The collective effort globally to lower interest rates was in response to concerns about Europe’s sovereign debt crisis and slowing global economic growth. We cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”
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

Our expectations regarding future margins are an important component impacting the amortization of certain intangible assets such as DAC and value of business acquired (“VOBA”). Significantly lower margins may cause us to accelerate the amortization, thereby reducing net income in the affected reporting period. Additionally, lower margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. We review this long-term margin assumption, along with other assumptions, as part of our annual assumption review. Although the analysis shown below considers low interest rates in 2014 and 2015, it does not assume any change to our long-term assumption for margins. As a result, the impact of a hypothetical interest rate stress scenario described below does not capture the impact of any of the aforementioned items.
Mitigating Actions
The Company continues to be proactive in its investment and interest crediting rate strategies, as well as its product design and product mix. To mitigate the risk of unfavorable consequences from the low interest rate environment in the U.S., the Company applies disciplined ALM strategies, including the use of derivatives, primarily interest rate swaps, floors and swaptions. A significant portion of these derivatives were entered into prior to the onset of the current low U.S. interest rate environment. In some cases, the Company has entered into offsetting positions as part of its overall ALM strategy and to reduce volatility in net income. Lowering interest crediting rates on some products, or adjusting the dividend scale on traditional products, can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, requirements to obtain regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our margins could decrease or potentially become negative. We are able to limit or close certain products to new sales in order to manage exposures. Business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. In addition, the Company is well diversified across product, distribution, and geography. Certain of our non-U.S. businesses, reported within our Latin America and EMEA segments, which accounted for approximately 14% of our operating earnings in 2013, are not significantly interest rate or market sensitive; in particular, they do not have any direct sensitivity to U.S. interest rates. The Company’s primary exposure within these segments is insurance risk. We expect our non-U.S. businesses to grow faster than our U.S. businesses and, over time, to become a larger percentage of our total business. As a result of the foregoing, the Company expects to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on the Company’s profitability. Based on a near to intermediate term analysis of a sustained lower interest rate environment in the U.S., the Company anticipates operating earnings will continue to increase, although at a slower growth rate.
Interest Rate Stress Scenario
The following summarizes the impact of a hypothetical interest rate stress scenario on our operating earnings and the mark-to-market of our derivative positions that do not qualify as accounting hedges assuming a continued low interest rate environment in the U.S.
The hypothetical interest rate stress scenario is based on a constant set of U.S. interest rates and credit spreads in the U.S., as compared to our business plan interest rates and credit spreads, which are based on consensus interest rate view and credit spreads as of August 2013. For example, our business plan assumes a 10-year treasury rate of 2.88% at December 31, 2013 to rise during 2014 to 3.36% by December 31, 2014 and rise to 3.93% by December 31, 2015. The hypothetical interest rate stress scenario assumes the 10-year treasury rate to be 2.50% at December 31, 2013 and remain constant at that level until December 31, 2015. We make similar assumptions for interest rates at other maturities, and hold this interest rate curve constant through December 31, 2015. In addition, in the interest rate stress scenario, we assume credit spreads remain constant from December 2013 through the end of 2015, as compared to our business plan which assumes rising credit spreads through 2014 and thereafter remaining constant through the end of 2015. Further, we also include the impact of low interest rates on our pension and postretirement plan expenses. We allocate this impact across our segments and it is included in the segment discussion below. The discount rate used to value these plans is tied to high quality corporate bond yields. Accordingly, an extended low interest rate environment will result in increased pension and other postretirement benefit liabilities and expenses. Higher total return on the fixed income portfolio of pension and other postretirement benefit plan assets will partially offset this increase in pension and other postretirement plan liabilities.
Based on the above assumptions, we estimate the impact of the hypothetical U.S. interest rate stress scenario on our consolidated operating earnings to be a decrease of approximately $75 million and $205 million in 2014 and 2015, respectively.

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
In addition to its impact on operating earnings, we estimated the effect of the hypothetical U.S. interest rate stress scenario on the mark-to-market of our derivative positions that do not qualify as accounting hedges. We applied the hypothetical U.S. interest rate stress scenario to these derivatives and compared the impact to that from interest rates in our business plan. We hold a significant position in long duration receive-fixed interest rate swaps to hedge reinvestment risk. These swaps are most sensitive to the 30-year and 10-year swap rates and we recognize gains as rates drop and recognize losses as rates rise. This estimated impact on the derivative mark-to-market does not include that of our VA program derivatives as the impact of low interest rates in the freestanding derivatives would be largely offset by the mark-to-market in net derivative gains (losses) for the related embedded derivative. See “— Results of Operations — Consolidated Results” for discussions on our net derivative gains and losses.
Based on these additional assumptions, we estimate the impact of the hypothetical U.S. interest rate stress scenario on the mark-to-market of our derivative positions that do not qualify as accounting hedges to be a decrease in net income of $50 million and $120 million in 2014 and 2015, respectively.
Segments and Corporate & Other
The following discussion summarizes the impact of the above hypothetical U.S. interest rate stress scenario on the operating earnings of our segments, as well as Corporate & Other. See also “— Policyholder Liabilities — Policyholder Account Balances” for information regarding the account values subject to minimum guaranteed crediting rates.
Retail
Life & Other – Our interest rate sensitive products include traditional life, universal life, and retained asset accounts. Because the majority of our traditional life insurance business is participating, we can largely offset lower investment returns on assets backing our traditional life products through adjustments to the applicable dividend scale. In our universal life products, we manage interest rate risk through a combination of product design features and ALM strategies, including the use of hedges such as interest rate swaps and floors. While we have the ability to lower crediting rates on certain in-force universal life policies to mitigate margin compression, such actions would be partially offset by increases in our liabilities related to policies with secondary guarantees. Our retained asset accounts have minimum interest crediting rate guarantees which range from 1.5% to 3.0%, all of which are currently at their respective minimum interest crediting rates. While we expect to experience margin compression as we re-invest at lower rates, the interest rate derivatives held in this portfolio will partially mitigate this risk.
Annuities – The impact on operating earnings from margin compression is concentrated in our deferred annuities where there are minimum interest rate guarantees. Under low U.S. interest rate scenarios, we assume that a larger percentage of customers will maintain their funds with us to take advantage of the attractive minimum guaranteed crediting rates and we expect to experience margin compression as we reinvest cash flows at lower interest rates. Partially offsetting this margin compression, we assume we will lower crediting rates on contractual reset dates for the portion of business that is not currently at minimum crediting rates. Additionally, we have various derivative positions, primarily interest rate floors, to partially mitigate this risk.
Reinvestment risk is defined for this purpose as the amount of reinvestment in 2014 and 2015 that would impact operating earnings due to reinvesting cash flows in the hypothetical U.S. interest rate stress scenario. For the deferred annuities business, $3.1 billion and $2.7 billion in 2014 and 2015, respectively, of the asset base will be subject to reinvestment risk on an average asset base of $35.6 billion and $36.1 billion in 2014 and 2015, respectively.
We estimate an unfavorable operating earnings impact on our Retail segment from the hypothetical U.S. interest rate stress scenario discussed above of $30 million and $60 million in 2014 and 2015, respectively.

Group, Voluntary & Worksite Benefits
Group – In general, most of our group life insurance products in this segment are renewable term insurance and, therefore, have significant repricing flexibility. Interest rate risk arises mainly from minimum interest rate guarantees on retained asset accounts. These accounts have minimum interest crediting rate guarantees which range from 0.5% to 3.0%. All of these account balances are currently at their respective minimum interest crediting rates and we would expect to experience margin compression as we reinvest at lower interest rates. We have used interest rate floors to partially mitigate the risks of a sustained U.S. low interest rate environment. We also have exposure to interest rate risk in this business arising from our group disability policy claim reserves. For these products, lower reinvestment rates cannot be offset by a reduction in liability crediting rates for established claim reserves. Group disability policies are generally renewable term policies. Rates may be adjusted on in-force policies at renewal based on the retrospective experience rating and current interest rate assumptions. We review the discount rate assumptions and other assumptions associated with our long-term disability claim reserves no less frequently than annually. Our most recent review at the end of 2013 resulted in no change to the applicable discount rates.
Voluntary & Worksite – We have exposure to interest rate risk in this business arising mainly from our long-term care (“LTC”) policy reserves. For these products, lower reinvestment rates cannot be offset by a reduction in liability crediting rates for established claim reserves. LTC policies are generally renewable, and rates may be adjusted on a class basis with regulatory approval to reflect emerging experience. Our LTC block is closed to new business. The Company makes use of derivative instruments to more closely match asset and liability duration and immunize the portfolio against changes in interest rates. Reinvestment risk is defined for this purpose as the amount of reinvestment in 2014 and 2015 that would impact operating earnings due to reinvesting cash flows in the hypothetical U.S. interest rate stress scenario. For the LTC portfolio, $976 million and $906 million of the asset base in both 2014 and 2015 will be subject to reinvestment risk on an average asset base of $9.1 billion and $9.9 billion in 2014 and 2015, respectively.
We estimate an unfavorable operating earnings impact on our Group, Voluntary & Worksite Benefits segment from the hypothetical U.S. interest rate stress scenario discussed above of $5 million and $20 million in 2014 and 2015, respectively.
Corporate Benefit Funding
This segment contains both short and long duration products consisting of capital market products, pension closeouts, structured settlements, and other benefit funding products. The majority of short duration products are managed on a floating rate basis, which mitigates the impact of the low interest rate environment in the U.S. The long duration products have very predictable cash flows and we have matched these cash flows through our ALM strategies. We also use interest rate swaps to help protect income in this segment against a low interest rate environment in the U.S. Based on the cash flow estimates, only a small component is subject to reinvestment risk. Reinvestment risk is defined for this purpose as the amount of reinvestment in 2014 and 2015 that would impact operating earnings due to reinvesting cash flows in the hypothetical interest rate stress scenario. For the long duration business, none of the asset base in 2014 and 2015 will be subject to reinvestment risk on an average asset base of $47.1 billion and $48.0 billion in 2014 and 2015, respectively.
We estimate minimal operating earnings impact on our Corporate Benefit Funding segment from the hypothetical U.S. interest rate stress scenario discussed above in 2014 and 2015.
Asia
Our Asia segment has a portion of its investments in U.S. dollar denominated assets. The following describes the impact on our Asia segment’s operating earnings under the hypothetical U.S. interest rate stress scenario.
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
We estimate an unfavorable operating earnings impact on our Asia segment from the hypothetical U.S. interest rate stress scenario discussed above of $10 million and $35 million in 2014 and 2015, respectively.

Corporate & Other
Corporate & Other contains the surplus portfolios for the enterprise, the portfolios used to fund the capital needs of the Company and various reinsurance products. The surplus portfolios are subject to reinvestment risk; however, lower net investment income is significantly offset by lower interest expense on both fixed and variable rate debt. Under a lower interest rate environment, fixed rate debt is assumed to be either paid off when it matures or refinanced at a lower interest rate resulting in lower overall interest expense. Variable rate debt is indexed to the three-month London Interbank Offered Rate (“LIBOR”), which results in lower interest expense incurred.
We estimate an unfavorable operating earnings impact on Corporate & Other from the hypothetical U.S. interest rate stress scenario discussed above of $30 million and $90 million in 2014 and 2015, respectively.
Competitive Pressures
The life insurance industry remains highly competitive. The product development and product life cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment. In particular, we believe that these factors have highlighted financial strength as the most significant differentiator from the perspective of some customers and certain distributors. We believe the Company is well positioned to compete in this environment.
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
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Business — U.S. Regulation,” “Business — International Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.” For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.

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
In conjunction with the sales of residential mortgage loans and servicing portfolios, MetLife Bank made representations and warranties that the loans sold met certain requirements (relating, for example, to the underwriting and origination of the loans), and that the loans were serviced in accordance with investor guidelines. Notwithstanding its exit from the origination and servicing businesses, MetLife Bank remained obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Estimation of repurchase liability arising from breaches of origination representations and warranties requires considerable management judgment. Management considers the level of outstanding unresolved repurchase demands and challenges to mortgage insurance, probable future demands in light of historical experience and changes in general economic conditions such as unemployment and the housing market, and the likelihood of recovery from indemnifications made to MetLife Bank relating to loans that MetLife Bank acquired rather than originated. Reserves for representation and warranty repurchases and indemnifications were $104 million and $95 million at December 31, 2013 and December 31, 2012, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $46 million and $54 million at December 31, 2013 and December 31, 2012, respectively. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.
State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding our mortgage and foreclosure-related exposures.

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
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed subsequently. Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization of approximately $179 million, with an offset to our unearned revenue liability of approximately $29 million for this factor. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25% for the U.S.
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
At December 31, 2013, 2012 and 2011, DAC and VOBA for the Company was $26.7 billion, $24.8 billion and $24.6 billion, respectively. Amortization of DAC and VOBA associated with the variable and universal life and the annuity contracts was significantly impacted by movements in equity markets. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2013, 2012 and 2011. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Investment return	$(66)	$(161)	$(43)
Separate account balances	157	39	(125)
Net investment gain (loss)	195	(44)	(530)
Guaranteed minimum income benefits	337	23	(13)
Expense	36	10	(6)
In-force/Persistency	72	368	(6)
Policyholder dividends and other	8	(4)	32
Total	$739	$231	$(691)
The following represents significant items contributing to the changes to DAC and VOBA amortization in 2013:

•
The increase in equity markets during the year increased separate account balances, which led to higher actual and expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in a decrease of $157 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–
Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of $1.1 billion, excluding the impact from our nonperformance risk and risk margins, which are described below. This increase in actual gross profits was more than offset by freestanding derivative losses associated with the hedging of such guarantee obligations, which resulted in a decrease in DAC and VOBA amortization of $1.2 billion.

–
The tightening of our nonperformance risk adjustment increased the valuation of guarantee liabilities, decreased actual gross profits and decreased DAC and VOBA amortization by $94 million. This was partially offset by lower risk margins, which decreased the guarantee liability valuations, increased actual gross profits and increased DAC and VOBA amortization by $60 million.

–	The remainder of the impact of net investment gains (losses), which decreased DAC and VOBA amortization by $72 million, was primarily attributable to 2013 investment activities.

•
The hedging and reinsurance losses associated with the insurance liabilities of the guaranteed minimum income benefits (“GMIBs”) decreased actual gross profits and decreased DAC and VOBA amortization by $349 million.

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

–
The widening of our nonperformance risk adjustment decreased the valuation of guarantee liabilities, increased actual gross profits and increased DAC and VOBA amortization by $234 million. This was partially offset by higher risk margins, which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $64 million.

–	The remainder of the impact of net investment gains (losses), which increased DAC and VOBA amortization by $79 million, was primarily attributable to 2011 investment activities.
Our DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been realized. The decrease in unrealized investment gains increased the DAC and VOBA balance by $1.3 billion in 2013, while the increase in unrealized investment gains decreased the DAC and VOBA balance by $713 million and $788 million in 2012 and 2011, respectively. See Notes 5 and 8 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment losses.
Estimated Fair Value of Investments
In determining the estimated fair value of our investments, we maximize the use of quoted prices in active markets. When quoted prices in active markets are not available, various methodologies, assumptions and inputs are utilized, giving priority to observable inputs. When observable inputs are not available, unobservable inputs or inputs that cannot be derived principally from or corroborated by observable market data are used which can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments. The methodologies, assumptions and inputs utilized are described in Note 10 of the Notes to the Consolidated Financial Statements.
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
Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors we consider in the OTTI evaluation process are described in Note 8 of the Notes to the Consolidated Financial Statements.
The determination of the amount of allowances and impairments on the remaining invested asset classes is highly subjective and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
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
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our consolidated balance sheet, excluding the effect of income tax, related to the embedded derivative valuation on certain variable annuity products measured at estimated fair value. However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the table does not necessarily reflect the ultimate impact on the consolidated financial statement under the credit spread variance scenarios presented below.
In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions experienced during the financial crisis as we do not consider those to be reasonably likely events in the near future.

	Changes in Balance Sheet Carrying Value At December 31, 2013
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$(1,280)	$(1,100)
As reported	$(1,040)	$(1,099)
50% decrease in our credit spread	$(909)	$(1,098)
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
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple valuation approach. When further corroboration is required, the Company uses a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.
In June 2013, the government of Poland announced proposals to the country’s pension system that, if adopted, would have negatively impacted future operating earnings related to our pension business in Poland. We determined that this announcement was an event requiring an interim test of goodwill impairment for the EMEA reporting unit during the quarter ended June 30, 2013. We performed this interim test principally using a market multiple valuation approach. Results indicated that the fair value of the EMEA reporting unit exceeded its carrying value and, therefore, such goodwill was not impaired.
During the 2013 annual goodwill impairment tests, we concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

In 2012, we performed the annual goodwill impairment test on our Retail Annuities reporting unit using both the market multiple and discounted cash flow valuation approaches. Results for both approaches indicated that the fair value of the Retail Annuities reporting unit was below its carrying value. As a result, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was performed. This appraisal resulted in a fair value of the Retail Annuities reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. The actuarial appraisal reflected the expected market impact to a buyer of changes in the regulatory environment, continued low interest rates for an extended period of time, and other market and economic factors. Specifically, in July 2012, the Department of Financial Services had initiated an inquiry into the use of captive or off-shore reinsurers, strategies many market participants have used for capital efficiency on variable annuity products; the National Association of Insurance Commissioners (“NAIC”) had also been studying the use of captives. Within the Retail Annuities reporting unit, most variable annuity guaranteed minimum benefit rider risk has historically been reinsured within a wholly-owned captive reinsurance subsidiary. As permitted, we calculate regulatory capital for that entity using less conservative assumptions than would be required to calculate minimum capital for this business by the ceding domestic insurance subsidiary. In prior period goodwill impairment analyses, management’s assessment was that a buyer would base its appraisal on the assumption that it would be able to continue to maintain these reinsurance agreements indefinitely. In 2012, as captive reinsurers came under increased regulatory scrutiny, we believed that a buyer would no longer take the view that replicating such a regulatory capital structure using captives would be viable indefinitely and, therefore, would require a higher capital charge for the Retail Annuities reporting unit. We performed Step 2 of the goodwill impairment process, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a non-cash charge of $1.9 billion ($1.6 billion, net of income tax) for the impairment of the entire goodwill balance that is reported in goodwill impairment in the consolidated statements of operations and comprehensive income for the year ended December 31, 2012. For a discussion of potential effects of these inquiries on the Company’s results of operations and the status of the inquiries made by the Department of Financial Services and the NAIC, see “Business — U.S. Regulation — Holding Company Regulation — Insurance Regulatory Examinations.”
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
We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2012, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $93 million and an increase of $93 million, respectively, in 2013. This considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

We determine the discount rates used to value the pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2012, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $146 million and an increase of $168 million, respectively, in 2013. This considers only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.
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
Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit. We determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the financial statements in the year these changes occur.
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
Our economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife management is responsible for the on-going production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
For our domestic segments, net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.
Acquisitions and Dispositions
On December 19, 2013, MetLife, Inc. reached an agreement with Malaysia’s AMMB Holdings Bhd (“AMMB”) to seek regulatory approval of a proposed strategic partnership involving AmLife Insurance Berhad (“AmLife”) and AmFamily Takaful Berhad (“AmTakaful”). As a result of the proposed transaction, upon receipt of regulatory approvals and satisfaction of certain other conditions, MetLife and AMMB would each hold approximately a 50% interest in both AmLife and AmTakaful. In addition, the proposed transaction will result in AmLife and AmTakaful entering into exclusive 20-year bancassurance and bancatakaful agreements for the distribution of life insurance and family takaful products through the distribution network of AMMB’s banking subsidiaries in Malaysia.
On September 26, 2013, MetLife, Inc., Bank for Investment & Development of Vietnam (“BIDV”), and Bank for Investment and Development of Vietnam Insurance Corporation (“BIC”) signed an agreement to establish a life insurance joint venture in Vietnam. Under the terms of the agreement, MetLife will hold a 60% stake in the new company and BIDV and BIC will own the remaining 40% stake. The joint venture will initially focus on offering life and health insurance products and includes an exclusive bancassurance distribution agreement between the joint venture and BIDV. The joint venture is expected to start operations in 2014 subject to certain regulatory approvals.
See Notes 3 and 23 of the Notes to the Consolidated Financial Statements for additional information.

Results of Operations
Consolidated Results
We have experienced growth and an increase in sales in the majority of our businesses, both domestic and foreign. Despite the unsteady economic recovery in the U.S., our dental business grew as a result of increased enrollment, improved persistency, and the positive impact of pricing actions on existing business. Our term life business grew as a result of new sales, as well as increased covered lives on existing policies. We have also experienced growth in our vision business, which was introduced in the second half of 2012. Despite the sustained low interest rate environment, pension closeout premiums in the U.S. have increased; however, our United Kingdom (“U.K.”) pension closeout premiums have declined. Sales of variable annuities declined in response to adjustments we made to guarantee features as we continue to focus on pricing discipline and risk management in this challenging economic environment. In our property & casualty businesses, premiums on new policies increased over 2012. Sales in the majority of our businesses abroad have improved despite the challenging economic environment in certain European countries and a decrease in Japan’s fixed annuity sales due to a weaker yen and higher equity markets.

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Revenues
Premiums	$37,674	$37,975	$36,361
Universal life and investment-type product policy fees	9,451	8,556	7,806
Net investment income	22,232	21,984	19,585
Other revenues	1,920	1,906	2,532
Net investment gains (losses)	161	(352)	(867)
Net derivative gains (losses)	(3,239)	(1,919)	4,824
Total revenues	68,199	68,150	70,241
Expenses
Policyholder benefits and claims and policyholder dividends	39,366	39,356	36,917
Interest credited to policyholder account balances	8,179	7,729	5,603
Goodwill impairment	—	1,868	—
Capitalization of DAC	(4,786)	(5,289)	(5,558)
Amortization of DAC and VOBA	3,550	4,199	4,898
Amortization of negative VOBA	(579)	(622)	(697)
Interest expense on debt	1,282	1,356	1,629
Other expenses	17,135	18,111	18,265
Total expenses	64,147	66,708	61,057
Income (loss) from continuing operations before provision for income tax	4,052	1,442	9,184
Provision for income tax expense (benefit)	661	128	2,793
Income (loss) from continuing operations, net of income tax	3,391	1,314	6,391
Income (loss) from discontinued operations, net of income tax	2	48	24
Net income (loss)	3,393	1,362	6,415
Less: Net income (loss) attributable to noncontrolling interests	25	38	(8)
Net income (loss) attributable to MetLife, Inc.	3,368	1,324	6,423
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	—	—	146
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,246	$1,202	$6,155

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
During the year ended December 31, 2013, income (loss) from continuing operations, before provision for income tax, increased $2.6 billion ($2.1 billion, net of income tax) from 2012 primarily driven by a 2012 goodwill impairment charge combined with favorable changes in net investment gains (losses) and operating earnings, partially offset by an unfavorable change in net derivative gains (losses). Also included in income (loss) from continuing operations, before provision for income tax, are the improved results of the Divested Businesses.
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
We purchase investments to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currency exchange rates, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.
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
Certain variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged and can be a significant driver of net derivative gains (losses) but does not have an economic impact on us.
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

	Years Ended December 31,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(1,609)	$271
Foreign currency exchange rate	(1,225)	(426)
Credit	187	(105)
Equity	(61)	1
Non-VA embedded derivatives	123	(61)
Total non-VA program derivatives	(2,585)	(320)
VA program derivatives
Market risks in embedded derivatives	6,101	4,303
Nonperformance risk on embedded derivatives	(952)	(1,659)
Other risks in embedded derivatives	(169)	(1,344)
Total embedded derivatives	4,980	1,300
Freestanding derivatives hedging embedded derivatives	(5,634)	(2,899)
Total VA program derivatives	(654)	(1,599)
Net derivative gains (losses)	$(3,239)	$(1,919)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $2.3 billion ($1.5 billion, net of income tax). This was primarily due to long-term interest rates increasing more in 2013 than in 2012, unfavorably impacting receive-fixed interest rate swaps, net long interest rate floors and receiver swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. The weakening of the Japanese yen relative to other key currencies unfavorably impacted foreign currency forwards and futures that primarily hedge certain bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $945 million ($614 million, net of income tax). This was due to a favorable change of $1.2 billion ($763 million, net of income tax) on other risks in embedded derivatives, a favorable change of $707 million ($460 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and an unfavorable change of $937 million ($609 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The nonperformance risk adjustment loss of $952 million ($619 million, net of income tax) in 2013 was comprised of a loss of $337 million due to a decrease in our own credit spread, as well as a loss of $615 million due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.
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
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.

The foregoing $1.2 billion ($763 million, net of income tax) favorable change in other risks in embedded derivatives was primarily due to the cross effect of capital markets changes and refinements in the attribution analysis and valuation model, including periodic updates to actuarial assumptions and updates to better reflect product features, which accounted for $961 million of this favorable change. Other items contributing to this change included:

•	A decrease in the risk margin adjustment caused by lower policyholder behavior risks, which resulted in a favorable year over year change in the valuation of the embedded derivatives.

•
The mismatch of fund performance between actual and modeled funds and periodic updates to the mapping of policyholder funds into groups of representative indices, which resulted in a favorable year over year change in the valuation of the embedded derivatives.

•	A combination of other factors, such as in-force changes, resulted in an unfavorable year over year change in the valuation of the embedded derivatives.
The foregoing $937 million ($609 million, net of income tax) unfavorable change is comprised of a $2.7 billion ($1.8 billion, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was partially offset by a $1.8 billion ($1.2 billion, net of income tax) favorable change in market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•	Long-term interest rates increased more in 2013 than in 2012, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•	Key equity index levels increased more in 2013 than in 2012 contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•	Key equity volatility measures decreased less in 2013 than in 2012, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.
The favorable change in net investment gains (losses) primarily reflects an increase in net gains on sales of fixed maturity securities in 2013 coupled with a decrease in fixed maturity securities impairments from lower intent-to-sell impairments and improving economic fundamentals.
During our 2013 goodwill impairment testing, we determined that goodwill was not impaired. In 2012, we recorded a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. Retail annuities business.
Our 2013 results include a $101 million ($69 million, net of income tax) charge associated with the global review of assumptions related to reserves and DAC, of which $138 million ($90 million, net of income tax) was recognized in net derivative gains (losses). Of the $101 million charge, $228 million ($150 million, net of income tax) was related to reserves, offset by $127 million ($81 million, net of income tax) associated with DAC.
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
Income (loss) from continuing operations, before provision for income tax, related to the Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses) increased $459 million to a loss of $200 million in 2013 from a loss of $659 million in 2012. Included in this improvement was a decrease in total revenues of $517 million, before income tax, and a decrease in total expenses of $976 million, before income tax. The Divested Businesses include certain operations of MetLife Bank and the Caribbean region, Panama and Costa Rica.

Income tax expense for the year ended December 31, 2013 was $661 million, or 16% of income (loss) from continuing operations before income tax, compared with $128 million, or 9% of income (loss) from continuing operations before income tax, for 2012. The Company’s 2013 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Foreign earnings include one-time tax benefits of $119 million related to the receipt of a Japan tax refund, $69 million related to the estimated reversal of Japan temporary differences, and $65 million related to the change in repatriation assumptions for foreign earnings of certain European operations. The Company’s 2012 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for investments in low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, as previously mentioned, the year ended December 31, 2012 included a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment. The tax benefit associated with this charge was limited to $247 million on the associated tax goodwill.
As more fully described in “─ Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $601 million, net of income tax, to $6.3 billion, net of income tax, for the year ended December 31, 2013 from $5.7 billion, net of income tax, in 2012.
Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
During the year ended December 31, 2012, income (loss) from continuing operations, before provision for income tax, decreased $7.7 billion ($5.1 billion, net of income tax) from the year ended December 31, 2011 primarily driven by an unfavorable change in net derivative gains (losses) and a goodwill impairment charge in 2012.
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

	Years Ended December 31,
	2012	2011
	(In millions)
Non-VA program derivatives
Interest rate	$271	$2,536
Foreign currency exchange rate	(426)	171
Credit	(105)	173
Equity	1	6
Non-VA embedded derivatives	(61)	17
Total non-VA program derivatives	(320)	2,903
VA program derivatives
Market risks in embedded derivatives	4,303	(2,332)
Nonperformance risk on embedded derivatives	(1,659)	1,822
Other risks in embedded derivatives	(1,344)	(791)
Total embedded derivatives	1,300	(1,301)
Freestanding derivatives hedging embedded derivatives	(2,899)	3,222
Total VA program derivatives	(1,599)	1,921
Net derivative gains (losses)	$(1,919)	$4,824

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $3.2 billion ($2.1 billion, net of income tax). This was primarily due to long-term interest rates increasing in 2012 but decreasing in 2011, unfavorably impacting receive-fixed interest rate swaps, long interest rate floors and receiver swaptions. These freestanding derivatives are primarily hedging long duration liability portfolios. The weakening of the U.S. dollar and Japanese yen relative to other key currencies unfavorably impacted foreign currency forwards and swaps, which primarily hedge certain foreign denominated bonds. Additionally, the narrowing of credit spreads in 2012 compared to widening in 2011 unfavorably impacted credit default swaps hedging certain bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $3.5 billion ($2.3 billion, net of income tax). This was due to an unfavorable change of $3.5 billion ($2.3 billion, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and an unfavorable change of $553 million ($359 million, net of income tax) related to the change in other risks on embedded derivatives, partially offset by a favorable change of $514 million ($334 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The $3.5 billion ($2.3 billion, net of income tax) unfavorable change in nonperformance risk from a gain of $1.8 billion ($1.2 billion, net of income tax) in 2011 to a loss of $1.7 billion ($1.1 billion, net of income tax) in 2012 was due to changes in our own credit spread and the impact of capital market inputs on the variable annuity guarantees. We calculate nonperformance risk as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate. The nonperformance risk loss of $1.7 billion ($1.1 billion, net of income tax) in 2012 was due to a decrease in our own credit spread, the increase in the long-term risk free interest rate, and the increase in key equity index levels. The nonperformance risk gain of $1.8 billion ($1.2 billion, net of income tax) in 2011 was due to an increase in our own credit spread, the decrease in the long-term risk free interest rate, and the decrease in key equity index levels.
The foregoing $553 million ($359 million, net of income tax) unfavorable change in other risks in embedded derivatives was primarily due to the impact of foreign currency translation and the cross effect of capital market changes, which accounted for $600 million of this unfavorable change. Other items contributing to this change included:

•
Refinements in the attribution analysis and valuation model, including periodic updates to actuarial assumptions and updates to better reflect product features, which resulted in an unfavorable year over year change in the valuation of the embedded derivatives.

•	A decrease in the risk margin adjustment caused by lower policyholder behavior risks, which resulted in a favorable year over year change in the valuation of the embedded derivatives.

•
A combination of other factors, such as in-force changes and the mismatch of fund performance between actual and modeled funds, which resulted in a favorable year over year change in the valuation of the embedded derivatives.

The foregoing favorable change of $514 million ($334 million, net of income tax) is comprised of a $6.6 billion ($4.3 billion, net of income tax) favorable change in market risks in our embedded derivatives, which was partially offset by a $6.1 billion ($4.0 billion, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives. The primary changes in market factors are summarized as follows:

•	Long-term interest rates increased in 2012 but decreased in 2011 and contributed to an unfavorable change in our freestanding derivatives and favorable changes in our embedded derivatives.

•
Key equity index levels improved in 2012 but decreased in 2011, and equity volatility decreased in 2012 but generally increased in 2011. These changes contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and favorable changes in our embedded derivatives.
The decrease in net investment losses primarily reflects a significant decrease in 2012 impairments, as compared to 2011 on fixed maturity securities, primarily attributable to 2011 impairments on Greece sovereign debt securities, 2011 intent-to-sell OTTI on other sovereign debt due to the repositioning of the acquired ALICO portfolio into longer duration and higher yielding investments, and 2011 intent-to-sell impairments related to the Divested Businesses, partially offset by a decrease in gains on sales of real estate investments.

In addition, the year ended December 31, 2012 includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment associated with our U.S. Retail annuities business. Also, 2012 includes a $1.2 billion ($753 million, net of income tax) charge associated with the global review of assumptions related to DAC, reserves and certain intangibles, of which $526 million ($342 million, net of income tax) was reflected in net derivative gains (losses). Of the $1.2 billion charge, $1.1 billion ($740 million, net of income tax) and $77 million ($50 million, net of income tax) related to reserves and intangibles, respectively, partially offset by $57 million ($37 million, net of income tax) associated with a review of assumptions related to DAC.
The foregoing $526 million loss recorded in net derivative gains (losses) associated with the global review of assumptions was included within the other risks in embedded derivatives caption in the table above.
As a result of this global review of assumptions, changes were made to policyholder-related assumptions, company-specific assumptions and economic assumptions. The most significant impacts related to policyholder surrenders, anticipated future dividend scales and general and separate account returns, which are discussed below:

•
Changes to policyholder-related assumptions resulted in reserve increases with corresponding favorable DAC changes of approximately $700 million ($455 million, net of income tax) for the year ended December 31, 2012. The most significant contributor to the increase in reserves was the change in the assumptions regarding policyholder surrenders. The policyholder surrenders for our variable deferred annuity block have been trending lower as there are fewer new annuity products available and as the value of the rider guarantees has increased over time relative to actual equity performance and low interest rates.

•
Decreases to our general account earned rate as well as the expected future performance in the separate accounts due to current and anticipated low interest rates for an extended period of time, resulted in an acceleration of amortization and an increase in insurance liabilities of $240 million ($156 million, net of income tax).

•
Updates to the future cash flows and corresponding dividend scales associated with the closed block as a result of current and anticipated low interest rates for an extended period of time, contributed to the acceleration of DAC amortization of $115 million ($75 million, net of income tax).

Income (loss) from continuing operations, before provision for income tax, related to the Divested Businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $724 million to a loss of $659 million in 2012 compared to income of $65 million in 2011. Included in this loss was a decrease in total revenues of $797 million and a decrease in total expenses of $73 million.
Income tax expense for the year ended December 31, 2012 was $128 million, or 9% of income (loss) from continuing operations before provision for income tax, compared with income tax expense of $2.8 billion, or 30% of income (loss) from continuing operations before provision for income tax, for the year ended December 31, 2011. The Company’s 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) from continuing operations before provision for income tax, as well as certain foreign permanent tax differences. The Company also recorded a $324 million tax benefit in 2012 to reduce deferred income tax liabilities related to the conversion of the Japan branch to a subsidiary. In addition, as previously mentioned, 2012 includes a $1.9 billion ($1.6 billion, net of income tax) non-cash charge for goodwill impairment. The income tax benefit associated with this charge is limited to $247 million on the associated tax goodwill.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for GAAP income (loss) from continuing operations, net of income tax, and GAAP net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $1.0 billion, net of income tax, to $5.7 billion, net of income tax, for the year ended December 31, 2012 from $4.7 billion, net of income tax, for the year ended December 31, 2011.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders
Year Ended December 31, 2013

	Retail	Group, Voluntary& Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,498	$397	$1,178	$666	$582	$349	$(1,279)	$3,391
Less: Net investment gains (losses)	70	(21)	(8)	20	343	(16)	(227)	161
Less: Net derivative gains (losses)	(724)	(676)	(235)	(24)	(1,057)	(6)	(517)	(3,239)
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to continuing operations (1)	(926)	(172)	46	167	(435)	75	(393)	(1,638)
Less: Provision for income tax (expense) benefit	554	304	68	(71)	487	(33)	389	1,698
Operating earnings	$2,524	$962	$1,307	$574	$1,244	$329	(531)	6,409
Less: Preferred stock dividends							122	122
Operating earnings available to common shareholders							$(653)	$6,287
Year Ended December 31, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$(44)	$824	$1,204	$479	$976	$293	$(2,418)	$1,314
Less: Net investment gains (losses)	212	(7)	107	(2)	(342)	31	(351)	(352)
Less: Net derivative gains (losses)	162	(63)	(157)	38	(170)	61	(1,790)	(1,919)
Less: Goodwill impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Less: Other adjustments to continuing operations (1)	(1,260)	(141)	19	(193)	(32)	(22)	(921)	(2,550)
Less: Provision for income tax (expense) benefit	532	75	11	53	483	(48)	1,089	2,195
Operating earnings	$2,002	$960	$1,224	$583	$1,037	$271	(269)	5,808
Less: Preferred stock dividends							122	122
Operating earnings available to common shareholders							$(391)	$5,686
Year Ended December 31, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$2,486	$1,568	$1,454	$214	$835	$(153)	$(13)	$6,391
Less: Net investment gains (losses)	158	(26)	19	(6)	(305)	(525)	(182)	(867)
Less: Net derivative gains (losses)	2,321	1,203	426	(36)	202	32	676	4,824
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to continuing operations (1)	(709)	(137)	79	(340)	14	(75)	(283)	(1,451)
Less: Provision for income tax (expense) benefit	(619)	(363)	(182)	82	44	164	(40)	(914)
Operating earnings	$1,335	$891	$1,112	$514	$880	$251	(184)	4,799
Less: Preferred stock dividends							122	122
Operating earnings available to common shareholders							$(306)	$4,677
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Year Ended December 31, 2013

	Retail	Group, Voluntary& Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other		Total
	(In millions)
Total revenues	$19,574	$17,343	$8,946	$5,165	$13,204	$3,937	$30	—	$68,199
Less: Net investment gains (losses)	70	(21)	(8)	20	343	(16)	(227)	—	161
Less: Net derivative gains (losses)	(724)	(676)	(235)	(24)	(1,057)	(6)	(517)	—	(3,239)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(9)	—	—	—	2	14	—	—	7
Less: Other adjustments to revenues (1)	(119)	(172)	15	85	1,386	667	110	—	1,972
Total operating revenues	$20,356	$18,212	$9,174	$5,084	$12,530	$3,278	$664		$69,298
Total expenses	$17,316	$16,762	$7,132	$4,285	$12,552	$3,477	$2,623		$64,147
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(197)	—	—	—	(15)	16	—		(196)
Less: Goodwill impairment	—	—	—	—	—	—	—		—
Less: Other adjustments to expenses (1)	995	—	(31)	(82)	1,838	590	503		3,813
Total operating expenses	$16,518	$16,762	$7,163	$4,367	$10,729	$2,871	$2,120		$60,530
Year Ended December 31, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$19,939	$17,436	$9,436	$4,845	$12,793	$4,279	$(578)	$68,150
Less: Net investment gains (losses)	212	(7)	107	(2)	(342)	31	(351)	(352)
Less: Net derivative gains (losses)	162	(63)	(157)	38	(170)	61	(1,790)	(1,919)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—	15	—	15
Less: Other adjustments to revenues (1)	(77)	(140)	62	232	549	813	616	2,055
Total operating revenues	$19,642	$17,646	$9,424	$4,577	$12,756	$3,359	$947	$68,351
Total expenses	$19,483	$16,206	$7,584	$4,289	$11,746	$3,792	$3,608	$66,708
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	19	—	—	—	4	18	—	41
Less: Goodwill impairment	1,692	—	—	—	—	—	176	1,868
Less: Other adjustments to expenses (1)	1,164	1	43	425	577	832	1,537	4,579
Total operating expenses	$16,608	$16,205	$7,541	$3,864	$11,165	$2,942	$1,895	$60,220
Year Ended December 31, 2011

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$21,491	$17,777	$9,413	$4,448	$10,959	$2,956	$3,197	$70,241
Less: Net investment gains (losses)	158	(26)	19	(6)	(305)	(525)	(182)	(867)
Less: Net derivative gains (losses)	2,321	1,203	426	(36)	202	32	676	4,824
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	14	—	—	—	—	—	—	14
Less: Other adjustments to revenues (1)	(2)	(137)	133	179	(508)	(28)	1,546	1,183
Total operating revenues	$19,000	$16,737	$8,835	$4,311	$11,570	$3,477	$1,157	$65,087
Total expenses	$17,714	$15,401	$7,178	$4,166	$9,727	$3,117	$3,754	$61,057
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	507	—	—	—	19	—	—	526
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to expenses (1)	214	—	54	519	(541)	47	1,829	2,122
Total operating expenses	$16,993	$15,401	$7,124	$3,647	$10,249	$3,070	$1,925	$58,409
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Years Ended December 31,
	2013	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$37,675	$37,911	$36,269
Universal life and investment-type product policy fees	9,085	8,212	7,528
Net investment income	20,584	20,472	19,638
Other revenues	1,954	1,756	1,652
Total operating revenues	69,298	68,351	65,087
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	37,968	37,770	36,241
Interest credited to policyholder account balances	6,015	6,242	6,057
Capitalization of DAC	(4,786)	(5,284)	(5,549)
Amortization of DAC and VOBA	4,083	4,177	4,355
Amortization of negative VOBA	(524)	(555)	(619)
Interest expense on debt	1,159	1,190	1,304
Other expenses	16,615	16,680	16,620
Total operating expenses	60,530	60,220	58,409
Provision for income tax expense (benefit)	2,359	2,323	1,879
Operating earnings	6,409	5,808	4,799
Less: Preferred stock dividends	122	122	122
Operating earnings available to common shareholders	$6,287	$5,686	$4,677
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the increase in operating earnings were higher asset-based fee revenues, higher net investment income from portfolio growth and lower interest credited expenses, partially offset by lower yields and an increase in operating expenses. During the fourth quarter of 2013, we increased our litigation reserve related to asbestos by $101 million. During 2013, we also increased our other litigation reserves by $46 million. The fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings by $48 million. In addition, the year ended December 31, 2012 included a $52 million charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the acceleration of benefit payments to policyholders under the settlements of such claims. Changes in foreign currency exchange rates had a $58 million negative impact on results compared to 2012.
We benefited from strong sales, as well as growth and higher persistency, in our business across many of our products. In 2013, we made additional changes to variable annuity guarantee features which, in combination with product changes made in 2012, resulted in a significant decrease in variable annuity sales in our Retail segment. The demand for foreign currency-denominated fixed annuity products in Japan also declined as a result of a weakening yen and a sharp increase in equity markets, which decreased sales. However, as a result of significant positive net flows in our Retail segment since 2012, we experienced growth in our average separate account assets. This, combined with an increase in surrenders in Japan driven by market conditions, generated higher policy fee income of $382 million. Deposits and funding agreement issuances in 2013 in our Corporate Benefit Funding segment, combined with positive net flows from our universal life business resulted in growth in our investment portfolio which generated higher net investment income of $413 million. This increase in net investment income was partially offset by a $169 million corresponding increase in interest credited on certain liabilities, most notably in the Corporate Benefit Funding segment. A decrease in commissions, which was primarily driven by the decline in annuity sales, was partially offset by a decrease in related DAC capitalization, which combined, resulted in a $103 million increase in operating earnings. An increase in average premium per policy, coupled with an increase in exposures in our property & casualty businesses resulted in a $106 million increase in operating earnings. Overall business growth was the primary driver of higher DAC amortization of $302 million in 2013. In our international segments, higher premiums were more than offset by higher policyholder benefits and operating expenses, resulting in a $123 million decrease in operating earnings.

Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Excluding the results of the Divested Business and the impact of inflation-indexed investments in the Latin America segment, investment yields declined. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. Yield changes were primarily driven by the impact of the low interest rate environment on fixed maturity securities and mortgage loans and from lower returns on real estate joint ventures. These declines were partially offset by higher income on interest rate derivatives, improved returns on other limited partnership interests and the favorable impact of the continued repositioning of the Japan portfolio to higher yielding investments. A significant portion of these derivatives was entered into prior to the onset of the current low interest rate environment to mitigate the risk of low interest rates in the U.S. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. This continued positive equity market performance also resulted in lower DAC amortization. The changes in market factors discussed above resulted in a $263 million increase in operating earnings.
We experienced less favorable mortality in our Group, Voluntary & Worksite Benefits and Retail segments. In our Group, Voluntary & Worksite Benefits segment, mixed claims experience with a net unfavorable result was driven by an increase in claims incidence. In our property & casualty businesses, catastrophe-related losses decreased as compared to 2012, primarily due to Superstorm Sandy in 2012; however, this was partially offset by an increase in non-catastrophe claim costs, which were primarily the result of higher frequencies. The combined impact of mortality and claims experience decreased operating earnings by $101 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates resulted in a $20 million increase in operating earnings primarily driven by the Asia segment. In addition to our annual updates, other adjustments and DAC refinements were recorded in both 2013 and 2012 and resulted in a $21 million decrease in operating earnings. Also, as a result of a review of our own recent claims experience, and in consideration of the worsening trend for the industry in Australia, we strengthened our group total and permanent disability claim reserves in Australia, which reduced operating earnings by $57 million.
In addition, an increase in operating expenses, primarily employee-related costs, was partially offset by a decline in expenses, most notably in our Retail segment, primarily driven by savings from the Company’s enterprise-wide strategic initiative and resulted in an $89 million decrease in operating earnings.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In 2013, the Company realized additional tax benefits of $187 million compared to 2012, primarily from the higher utilization of tax preferenced investments and the Company’s decision to permanently reinvest certain foreign earnings.
Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
Unless otherwise stated, all amounts discussed below are net of income tax.
Higher policy fee income, stronger investment results and favorable claims experience were the primary drivers of the increase in operating earnings. In addition, the year ended December 31, 2011 included a $117 million charge in connection with our use of the U.S. Social Security Administration’s Death Master File. These positive impacts on operating earnings were partially offset by a $52 million charge taken in the first quarter of 2012 representing a multi–state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements. In addition, changes in foreign currency exchange rates had a $56 million negative impact on results compared to 2011.

We benefited from strong sales, as well as growth and higher persistency in our business across many of our products. In our Retail segment, we implemented extensive changes to product pricing and variable annuity guarantee features which resulted in a significant decrease in variable annuity sales. However, as a result of stronger sales of variable annuities in 2011, we experienced growth in both our average separate account assets and our investment portfolio. The growth in the average separate account assets generated higher policy fee income of $384 million. The growth in our investment portfolio generated higher net investment income of $384 million. Since many of our products are interest spread–based, the increase in net investment income was partially offset by a $345 million increase in interest credited expense, most notably in the Corporate Benefit Funding and Asia segments. The decline in variable annuity sales also resulted in a decrease in commissions, despite higher sales from our international businesses, which was partially offset by a decrease in related DAC capitalization which, combined, resulted in a $122 million increase to operating earnings. In addition, other non-variable expenses increased $310 million and our annuity business growth in 2011 was the primary driver of higher DAC amortization of $175 million in 2012. Higher premiums partially offset by higher policyholder benefits in our international segments improved operating earnings by $93 million.
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
Lower severity of property & casualty catastrophe claims in 2012 increased operating earnings by $105 million as a result of severe storm activity in 2011, which was greater than the impact of severe storm activity in 2012, primarily the result of Superstorm Sandy. Less favorable mortality results in our Group, Voluntary & Worksite Benefits segment and unfavorable mortality in our Asia and Corporate Benefit Funding segments, was partially offset by favorable mortality in our Retail segment. In addition, claims experience varied across our products with a net favorable result driven by a decrease in claims in our Group, Voluntary & Worksite Benefits segment. The combined impact of mortality and claims experience decreased operating earnings by $79 million.
Liability and DAC refinements in both 2012 and 2011, primarily from our Retail, Asia and Group, Voluntary & Worksite Benefits segments, resulted in a $190 million net increase in operating earnings. In addition, the year ended December 31, 2011 included $40 million of expenses incurred related to a liquidation plan filed by the Department of Financial Services for ELNY and $39 million of insurance claims and operating expenses related to the March 2011 earthquake and tsunami in Japan. The year ended December 31, 2012 included $103 million of employee–related and other costs associated with the Company’s enterprise-wide strategic initiative and a $50 million impairment charge on an intangible asset related to a previously acquired dental business.
The Company benefited from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2012, we benefited primarily from higher utilization of tax preferenced investments, which improved operating earnings by $65 million over 2011.

Segment Results and Corporate & Other
Retail

	Years Ended December 31,
	2013	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$6,528	$6,532	$6,711
Universal life and investment-type product policy fees	4,912	4,561	4,096
Net investment income	7,898	7,670	7,414
Other revenues	1,018	879	779
Total operating revenues	20,356	19,642	19,000
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,028	9,010	9,220
Interest credited to policyholder account balances	2,331	2,375	2,412
Capitalization of DAC	(1,309)	(1,753)	(2,339)
Amortization of DAC and VOBA	1,384	1,607	1,845
Interest expense on debt	—	—	1
Other expenses	5,084	5,369	5,854
Total operating expenses	16,518	16,608	16,993
Provision for income tax expense (benefit)	1,314	1,032	672
Operating earnings	$2,524	$2,002	$1,335
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts (with the exception of sales data) discussed below are net of income tax.
In 2013, we made additional changes to variable annuity guarantee features as we continue to manage sales volume, focusing on pricing discipline and risk management. These actions, in combination with product changes in 2012, resulted in a $7.2 billion, or 38%, decrease in annuity sales. Variable and universal life sales were also lower by 18%, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products. In our property & casualty business, premiums on new policy sales increased 8% for both our auto and homeowners businesses as compared to 2012.
A $245 million increase in operating earnings was largely attributable to business growth. This growth was generated, in part, in the life and annuity businesses, despite the sales declines in those businesses. Our life businesses had positive net flows, mainly in the universal life business, which is reflected in higher net investment income, partially offset by an increase in DAC amortization. On the annuities side, average separate account assets grew, driven by strong sales in 2012, resulting in an increase in asset-based fees. In our property & casualty business, an increase in average premium per policy in both our auto and homeowners businesses contributed to the increase in operating earnings. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity in the business as compared to 2012.

The rising equity markets increased our average separate account balances driving an increase in asset-based fee income. This continued positive equity market performance also drove higher net investment income from other limited partnership interests and resulted in lower DAC amortization. These positive impacts were partially offset by higher asset-based commissions, which are also, in part, determined by separate account balances and higher costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”). The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. Additionally, we had a lower interest crediting rate on allocated equity in 2013, which resulted in lower net investment income. These negative interest rate impacts were partially offset by higher income earned on interest rate derivatives and lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Lower returns on real estate joint ventures also decreased operating earnings. The net impact of these items resulted in a $174 million increase in operating earnings. Also, the impact of the sustained low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, mainly within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $61 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by other unfavorable earnings drivers that also affected the closed block and have been incorporated in these discussions.
Less favorable mortality experience in the variable and universal life, and income annuities businesses, partially offset by increases in the traditional life business, resulted in a $20 million decrease in operating earnings. This decrease was more than offset by the $26 million charge in 2012 for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property. In addition, unfavorable morbidity experience in our individual income disability business resulted in a $6 million decrease in operating earnings. Our property & casualty business non-catastrophe claim costs increased $33 million in 2013, mainly the result of higher frequencies in both our auto and homeowners businesses, as well as higher severities in our homeowners business, partially offset by lower severities in our auto business. Catastrophe-related losses decreased $28 million as compared to 2012, primarily due to Superstorm Sandy in 2012. The impact of the items discussed above related to our property & casualty business can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 86.5% in 2013, compared to 85.8% in 2012, as well as a favorable change in the combined ratio, including catastrophes, to 95.7% in 2013 compared to 97.9% in 2012.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. The combined impact of the 2013 and 2012 annual updates resulted in a net operating earnings decrease of $55 million. This unfavorable impact was primarily related to 2012 DAC unlockings in the variable annuity business, partially offset by less unfavorable life business unlockings in 2013. In addition to our annual updates, certain insurance-related liabilities and DAC refinements recorded in both 2013 and 2012 resulted in a $76 million increase in operating earnings.
Also contributing to the increase in operating earnings was a decline in expenses of $30 million, primarily driven by $100 million of savings from the Company’s enterprise-wide strategic initiative, partially offset by an increase of $61 million related to increases in litigation reserves and postretirement benefit obligations.
Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
Unless otherwise stated, all amounts (with the exception of sales data) discussed below are net of income tax.
We implemented extensive changes to product pricing and variable annuity guarantee features as we continued to manage sales volume, focusing on pricing discipline and risk management in this challenging economic environment. These actions resulted in a net decrease in the overall segment sales in 2012, most notably a $10.7 billion, or 38% decrease in variable annuity sales which were $17.7 billion in 2012. Consistent with the decrease in sales, retail life and annuity net flows were down $12.2 billion compared to 2011.
Stronger sales of variable annuities in 2011 increased our average separate account assets and, as a result, generated higher asset-based fee revenues, partially offset by increases in non-deferrable expenses, increases in GMDB liabilities and higher DAC amortization related to the strong 2011 sales. Positive net flows from life products, as well as higher allocated equity for annuities increased net investment income. These positive net flows also contributed to higher DAC amortization. Business growth, mainly in our traditional life products, generated higher interest credited expense; however, this was somewhat mitigated by a decrease in interest credited on deferred annuities where normal surrenders and withdrawals were greater than sales for the year, resulting in negative net flows. In our property & casualty business, the increase in average premium per policy in both auto and homeowners businesses improved operating earnings, but was partially offset by a decrease in exposures. We experienced a decrease in exposures as the negative impact from lower premiums exceeded the positive impact from lower claims. The net impact of these items resulted in a $198 million increase in operating earnings.

The improving equity market resulted in higher fee income from increased separate account balances, a decrease in variable annuity GMDB liabilities and lower DAC amortization. In addition, the low interest rate environment continued to result in lower interest credited expense, as we reduced interest credited rates on contracts with discretionary rate reset provisions. Higher derivatives income from interest rate floors purchased prior to the onset of the low interest rate environment and higher returns on our private equity investments more than offset the decrease in yields on other invested asset classes. The net impact of these items resulted in a $174 million increase in operating earnings. Also, the impact of the low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, mainly within the closed block, which was announced in the fourth quarter of 2011. This dividend action favorably impacted operating earnings by $19 million, net of DAC amortization. With respect to the results of the closed block, the impact of this dividend action was offset by other earnings drivers of the closed block, including net investment income, which were unfavorable and have been incorporated in the respective discussions herein.
In our property & casualty business, catastrophe-related losses decreased $74 million compared to 2011 mainly due to the severe storm activity during the second and third quarters of 2011, which were greater than the impact of severe storm activity in the fourth quarter of 2012, primarily the result of Superstorm Sandy. Non-catastrophe claim costs in 2012 decreased $17 million as a result of lower claim frequencies in our homeowners businesses. Higher severities in both our auto and homeowners business resulted in a $23 million increase in claims. The impact of this can be seen in the favorable change in the combined ratio, including catastrophes, to 97.9% in 2012 from 107.3% in 2011. The combined ratio, excluding catastrophes, was 85.8% in 2012, compared to 88.2% in 2011. Favorable mortality experience in the traditional life business was partially offset by unfavorable mortality experience in the variable and universal life and income annuities businesses resulting in a $21 million increase in operating earnings. Our 2012 results included a charge of $26 million for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property. The 2011 results included a charge of $28 million, in connection with the Company’s use of the U.S. Social Security Administration’s Death Master File.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $43 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuities business, partially offset by an increase in the liability for the secondary guarantees in the universal life business. In addition to our annual updates, certain insurance-related liability and DAC refinements were recorded in both 2012 and 2011. The net impact of these refinements was a $113 million increase in operating earnings.
Group, Voluntary & Worksite Benefits

	Years Ended December 31,
	2013	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$15,250	$14,794	$13,949
Universal life and investment-type product policy fees	688	662	630
Net investment income	1,856	1,768	1,768
Other revenues	418	422	390
Total operating revenues	18,212	17,646	16,737
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	14,227	13,691	13,015
Interest credited to policyholder account balances	155	167	178
Capitalization of DAC	(141)	(138)	(176)
Amortization of DAC and VOBA	140	133	186
Interest expense on debt	1	1	—
Other expenses	2,380	2,351	2,198
Total operating expenses	16,762	16,205	15,401
Provision for income tax expense (benefit)	488	481	445
Operating earnings	$962	$960	$891

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Economic recovery has remained slow and unsteady, although we continue to see signs of improvement to the macro-economic environment. Premiums from our dental business have increased as a result of increased enrollment, improved persistency, and the positive impact of pricing actions on existing business. Our term life business has benefited from new sales, as well as increased covered lives on existing policies. We have also experienced growth in our vision business, which was introduced in the second half of 2012. Although we have discontinued selling our LTC product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment. In our property & casualty business, premiums on new policy sales increased 27% for both our auto and homeowners businesses as compared to 2012.
The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $44 million. In addition, an increase in exposures resulted in an $11 million increase in operating earnings. The positive impact from higher premiums on this increase in exposures exceeded the negative impact from the related claims. Exposures are defined generally as each automobile for the auto line of business and each residence for the homeowners line of business. An increase in allocated equity and growth in premiums and deposits in 2013, partially offset by a reduction in other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $34 million. Consistent with the growth in average invested assets from 2013 premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $19 million. In the fourth quarter of 2012, we recorded a $50 million impairment charge on an intangible asset related to a previously acquired dental business. The favorable impact of this 2012 charge was almost entirely offset by higher operating expenses in 2013, primarily from postretirement benefit costs across the segment and an increase in marketing, advertising and sales-related expenses in our property & casualty business.
The impact of market factors, including increased income on interest rate derivatives, improved returns on real estate joint ventures and higher prepayment fees received, partially offset by lower returns on our fixed maturity securities, resulted in improved investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yields, as well as lower crediting rates in 2013, the result of the maturity of certain long-duration contracts and PABs at higher rates, contributed $33 million to operating earnings.
Our life businesses experienced less favorable mortality in 2013, mainly due to unfavorable claims experience in the group term life and group universal life businesses, which resulted in a $46 million decrease in operating earnings. The impact of favorable reserve refinements in 2012 resulted in a decrease in operating earnings of $23 million. An increase in claims incidence in our disability, LTC and AD&D businesses, partially offset by favorable claims experience in our dental business, resulted in a $42 million decrease in operating earnings. In our property & casualty business, lower catastrophe-related losses improved operating earnings by $43 million, primarily due to the impact of Superstorm Sandy in 2012. This increase in operating earnings was partially offset by higher non-catastrophe claim costs of $18 million, the result of higher frequencies, partially offset by lower severities, in both our auto and homeowners businesses. Less favorable development of prior year non-catastrophe losses also reduced operating results by $13 million.
The impact of the items discussed above related to our property & casualty business can be seen in the unfavorable change in the combined ratio, excluding catastrophes, to 90.7% in 2013 from 88.7% in 2012, as well as a favorable change in the combined ratio, including catastrophes, to 93.6% in 2013 from 96.5% in 2012.
Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
Unless otherwise stated, all amounts discussed below are net of income tax.
Most of our businesses continued to experience growth in 2012, as the economy has continued to slowly improve. Our group term life and disability businesses grew as a result of new sales, and our dental business continued to benefit from strong enrollments and renewals, as well as premiums associated with the implementation of a new dental contract from a large customer that began in the second quarter of 2012. Although we have discontinued selling our LTC product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment. Although policy sales for both auto and homeowners decreased as compared to 2011, the impact of an increase in the average premium for new policies sold more than offset the decline in policy sales.

Lower severity of property & casualty catastrophe claims in 2012 increased operating earnings by $31 million, mainly as a result of severe storm activity in the second and third quarters of 2011, which were greater than the impact of severe storm activity in the fourth quarter of 2012, primarily the result of Superstorm Sandy. While property & casualty non-catastrophe claims experience was relatively flat year over year, an increase in severity of $24 million, was largely offset by lower claims frequency of $20 million. A decrease in claims in our dental, disability and accidental death and dismemberment businesses resulted in a $28 million increase to operating earnings. Lower utilization in our dental business, as well as lower incidence and approvals in our disability business drove this improvement in operating earnings. A decrease in operating earnings of $72 million resulted from less favorable mortality experience in our life businesses, mainly due to very strong mortality experience in 2011, which was partially offset by the favorable net impact of reserve refinements of $30 million that occurred in both years. The mortality ratio for our life businesses has returned to a more historically representative level of 87.9% in 2012, as adjusted for the aforementioned favorable reserve refinements, from a near record low of 86.1% in the 2011, as adjusted for a 2011 charge related to our use of the U.S. Social Security Administration’s Death Master File. In our life businesses, the impact of the aforementioned 2011 charge contributed $81 million to the increase in operating earnings. The impact of the items discussed above related to the property & casualty business can be seen in the favorable change in the combined ratio, including catastrophes, to 96.5% in 2012 from 101.9% in 2011, as well as the favorable change in the combined ratio, excluding catastrophes, to 88.7% in 2012 from 90.2% in 2011.
Premiums and deposits in 2012, together with growth in the securities lending program, partially offset by a reduction in allocated equity, have resulted in an increase in our average invested assets, contributing $10 million to operating earnings. Consistent with the growth in average invested assets from 2012 premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $15 million. Our 2012 results include a $50 million impairment charge on an intangible asset, related to a previously acquired dental business, as well as increased expenses associated with the implementation of the new dental contract in the second quarter of 2012, partially offset by lower marketing and sales-related expenses in our LTC business. An increase in the average premium per policy in both our auto and homeowners businesses, as well as an increase in exposures, improved operating earnings by $34 million.
The impact of the low interest rate environment combined with lower returns in the real estate and alternative investment markets resulted in a decline in investment yields on our fixed maturity securities, securities lending program, real estate joint ventures and alternative investments. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The reduction in investment yield was partially offset by marginally lower crediting rates in 2012, and resulted in a $3 million decrease in operating earnings.
Corporate Benefit Funding

	Years Ended December 31,
	2013	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$2,859	$3,237	$2,848
Universal life and investment-type product policy fees	247	225	232
Net investment income	5,790	5,703	5,506
Other revenues	278	259	249
Total operating revenues	9,174	9,424	8,835
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	5,402	5,704	5,287
Interest credited to policyholder account balances	1,233	1,358	1,323
Capitalization of DAC	(27)	(29)	(25)
Amortization of DAC and VOBA	23	22	17
Interest expense on debt	9	8	9
Other expenses	523	478	513
Total operating expenses	7,163	7,541	7,124
Provision for income tax expense (benefit)	704	659	599
Operating earnings	$1,307	$1,224	$1,112

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has contributed to pension plans being underfunded, which limits our customers’ ability to engage in full pension plan closeout terminations. During 2012, the conversion of an existing contract involving the transfer of funds from the separate account to the general account resulted in a significant increase in premiums in our domestic closeout business. Excluding the impact of this conversion, closeout premiums increased $534 million, before income tax, reflecting growth in our domestic business that was tempered by decreased sales in our U.K. closeout business. We expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. In addition, higher structured settlement sales of $56 million, before income tax, resulted from fewer competitors in the market in 2013. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits.
The impact of 2013 deposits and funding agreement issuances contributed to an increase in invested assets, resulting in an increase of $183 million in operating earnings. Growth in deposits and funding agreement issuances generally results in a corresponding increase in interest credited on certain insurance liabilities; this decreased operating earnings by $149 million compared to 2012.
The sustained low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities, mortgage loans and real estate joint ventures were partially offset by increased earnings on interest rate derivatives and our securities lending program. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense was partially offset by lower investment returns and resulted in a net increase in operating earnings of $90 million.
Mortality results were mixed across our products and resulted in a slight increase in operating earnings. The net impact of insurance liability refinements in both 2013 and 2012 decreased operating earnings by $25 million.
Higher costs associated with technology initiatives and pension and postretirement benefit plans, as well as an increase in litigation reserves, were partially offset by lower employee-related expenses realized through operating efficiencies. This increase in operating expenses was slightly offset by higher fees earned on our separate account balances, which grew during 2013 as a result of an increase in average separate account deposits. The net impact of these items was a $15 million decrease in operating earnings.
Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has resulted in underfunded pension plans, which limits our customers’ ability to engage in full pension plan closeout terminations. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. During 2012, the conversion of an existing contract involving the transfer of funds from the separate account to the general account resulted in a significant increase in premiums in our domestic closeout business. Structured settlement sales have decreased $463 million, before income tax, reflecting a more competitive market and a decrease in demand due to the low interest rate environment. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits. The impact of 2012 premiums, deposits, funding agreement issuances, and increased participation in the securities lending program, contributed to an increase in invested assets, resulting in an increase of $179 million in operating earnings. The growth in premiums, deposits and funding agreement issuances generally result in a corresponding increase in interest credited on certain insurance liabilities; this decreased operating earnings by $158 million in 2012 as compared to 2011.
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
The net impact of insurance liability refinements in both 2012 and 2011 coupled with a 2011 charge in connection with our use of the U.S. Social Security Administration’s Death Master File in our postretirement benefit business increased operating earnings by $31 million. This increase was partially offset by unfavorable mortality experience in the pension closeout businesses which resulted in an $8 million decrease in operating earnings.
Latin America

	Years Ended December 31,
	2013	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$2,824	$2,578	$2,514
Universal life and investment-type product policy fees	991	785	757
Net investment income	1,246	1,198	1,025
Other revenues	23	16	15
Total operating revenues	5,084	4,577	4,311
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,454	2,231	2,064
Interest credited to policyholder account balances	417	393	371
Capitalization of DAC	(424)	(353)	(295)
Amortization of DAC and VOBA	310	224	207
Amortization of negative VOBA	(2)	(5)	(6)
Interest expense on debt	—	(1)	1
Other expenses	1,612	1,375	1,305
Total operating expenses	4,367	3,864	3,647
Provision for income tax expense (benefit)	143	130	150
Operating earnings	$574	$583	$514
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $9 million from 2012. The impact of changes in foreign currency exchange rates decreased operating earnings by $10 million compared to 2012. The fourth quarter 2013 acquisition of ProVida increased operating earnings by $48 million.
Latin America experienced sales growth primarily driven by life, accident & health, and annuity products in several countries. The increase in premiums for these products was partially offset by the related changes in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. However, the increase in sales also generated a more significant increase in operating expenses, including commissions, which were partially offset by a corresponding increase in DAC capitalization. The items discussed above were the primary drivers of a $2 million decrease in operating earnings.

The net impact of market factors resulted in a slight decrease in operating earnings as lower investment yields and higher interest credited expense were offset by the favorable impact of inflation. Investment yields decreased primarily due to lower returns on fixed maturity securities in Brazil, Chile and Argentina, partially offset by improved yields on alternative investments, primarily in Chile.
Higher expenses, primarily generated by employee-related costs across several countries, decreased operating earnings by $30 million. In addition, operating earnings decreased $18 million due to certain tax-related charges in both 2013 and 2012.
On an annual basis, we review and update our long-term assumptions used in the calculation of certain insurance-related liabilities and DAC. The 2013 update resulted in a net operating earnings increase of $7 million. In addition to our annual updates, other refinements to DAC and other adjustments recorded in both 2013 and 2012 resulted in a $14 million decrease in operating earnings. In addition, operating earnings increased by $11 million due to favorable claims experience in Mexico.
Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $69 million over 2011. The impact of changes in foreign currency exchange rates reduced operating earnings by $30 million for 2012 compared to 2011.
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
Market factors increased operating earnings by $15 million. An increase in investment yields primarily reflects higher returns on fixed maturities from a repositioning of the portfolio in Argentina and higher returns on variable rate investments in Brazil, partially offset by a corresponding increase in interest credited expense. A decrease in net investment income from lower inflation in 2011 was substantially offset by a corresponding decrease in policyholder benefits.
Our 2012 results include various favorable income tax items of $38 million in Argentina, Mexico and Chile. In addition, the 2012 results benefited from liability refinements of $22 million in Chile and Mexico which were partially offset by an unfavorable DAC capitalization adjustment in Chile and a write-off of capitalized software in Mexico.

Asia

	Years Ended December 31,
	2013	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$7,801	$8,344	$7,716
Universal life and investment-type product policy fees	1,722	1,491	1,343
Net investment income	2,915	2,895	2,475
Other revenues	92	26	36
Total operating revenues	12,530	12,756	11,570
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	5,755	5,819	5,239
Interest credited to policyholder account balances	1,690	1,784	1,607
Capitalization of DAC	(2,143)	(2,288)	(2,045)
Amortization of DAC and VOBA	1,542	1,563	1,486
Amortization of negative VOBA	(427)	(456)	(560)
Interest expense on debt	—	5	—
Other expenses	4,312	4,738	4,522
Total operating expenses	10,729	11,165	10,249
Provision for income tax expense (benefit)	557	554	441
Operating earnings	$1,244	$1,037	$880
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $207 million over 2012. The impact of changes in foreign currency exchange rates reduced operating earnings by $55 million for 2013 as compared to 2012 and resulted in significant variances in the financial statement line items.
Asia sales grew 8% over 2012. Modest sales growth in Japan was driven by life product sales in the second half of 2013 which more than offset the impact of customers shifting away from foreign currency-denominated retirement products due to a weakening yen and capital market volatility resulting in lower fixed annuity sales and higher surrenders. In the fourth quarter of 2013, we obtained a major contract to provide group insurance for a certain pension fund, which drove an increase in sales over 2012 in Australia. Group sales are significantly influenced by large transactions and, as a result, can fluctuate from period to period. Sales during 2013 benefited from growth in both China, a result of strong accident & health sales, and India, as production benefited from our relationship with Punjab National Bank and strong sales in the agency channel.
Asia’s premiums and fee income increased over 2012 primarily driven by broad based in-force growth across the region, including growth of ordinary life and accident & health products in Japan, group insurance in Australia, and growth of ordinary life products in Korea and India. Higher surrenders of fixed annuity products in Japan, driven by market conditions, also contributed to higher fee income, higher DAC amortization and a decrease in interest credited to policyholders as surrenders exceeded new business volume. Changes in premiums for these businesses were offset by related changes in policyholder benefits. Positive net flows in Japan and Bangladesh resulted in an increase in average invested assets over 2012, generating an increase in net investment income. The combined impact of the items discussed above improved operating earnings by $113 million.
Investment yields increased from the continued repositioning of the Japan investment portfolio to higher yielding investments, higher prepayment fees and improved results from real estate joint ventures. This was partially offset by lower returns on other limited partnership interests. These improvements in investment yields, combined with the positive impact of foreign currency hedges, increased operating earnings by $92 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. The combined impact of the 2013 and 2012 annual updates resulted in a net operating earnings increase of $56 million. Also in 2013, as a result of a review of our own recent claims experience, and in consideration of the worsening trend for the industry in Australia, we strengthened our group total and permanent disability claim reserves in Australia, which reduced operating earnings by $57 million, net of reinsurance.

The 2013 results include a $38 million tax benefit recorded in Japan related to the reversal of temporary differences and a reduction in the effective tax rate. The 2013 results also include a $10 million one-time tax benefit related to the release of certain reserves and the disposal of our interest in a Korea asset management company at the beginning of 2013. In addition, 2012 results include a one-time tax expense of $16 million, including the adjustment of net operating loss carryforwards in Hong Kong.
Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $157 million over 2011. The impact of changes in foreign currency exchange rates reduced operating earnings by $3 million for 2012 compared to 2011.
Asia experienced sales growth in ordinary and universal life products in Japan, resulting in higher premiums and universal life fees, and variable life and accident & health products in Korea, which drove higher fees over 2011. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. In addition, average invested assets increased over 2011, reflecting positive cash flows from our annuity business in Japan generating increases in both net investment income and policy fee income, partially offset by an increase in interest credited to policyholders. The increase in sales also generated higher commissions and other sales-related expenses, which were partially offset by an increase in related DAC capitalization. The combined impact of the items discussed above improved operating earnings by $99 million.
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
Unfavorable claims experience in 2012 decreased operating earnings by $38 million. Japan’s 2011 results included $39 million of insurance claims and operating expenses related to the March 2011 earthquake and tsunami. In addition, a 2011 tax benefit in Korea and Australia, combined with a 2012 tax expense related to net operating loss carryforwards in Hong Kong, resulted in a $21 million net decrease in operating earnings.

EMEA

	Years Ended December 31,
	2013	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$2,297	$2,370	$2,477
Universal life and investment-type product policy fees	386	333	315
Net investment income	498	535	562
Other revenues	97	121	123
Total operating revenues	3,278	3,359	3,477
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,039	1,196	1,290
Interest credited to policyholder account balances	147	126	166
Capitalization of DAC	(714)	(723)	(669)
Amortization of DAC and VOBA	683	626	613
Amortization of negative VOBA	(95)	(94)	(53)
Interest expense on debt	1	1	—
Other expenses	1,810	1,810	1,723
Total operating expenses	2,871	2,942	3,070
Provision for income tax expense (benefit)	78	146	156
Operating earnings	$329	$271	$251
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $58 million over 2012. The impact of changes in foreign currency exchange rates increased operating earnings by $7 million for 2013 as compared to 2012. The third quarter 2012 acquisition of life insurance businesses from the members of the Aviva Plc. group increased operating earnings by $14 million. This was offset by the disposal of certain blocks of business in the U.K. in the fourth quarter of 2012, which decreased operating earnings by $42 million.
Operating earnings decreased as a result of a $30 million tax charge in 2013 related to the write-off of a U.K. tax loss carryforward. Operating earnings were negatively impacted by a $26 million write-down of DAC and VOBA related to proposed pension reforms in Poland. In addition, 2012 results benefited by $12 million primarily due to a release of negative VOBA associated with the conversion of certain policies. These items were more than offset by a $79 million tax benefit following the Company’s decision to permanently reinvest certain foreign earnings. In addition, operating earnings benefited from adjustments totaling $8 million in Greece for liability refinements in our ordinary and deferred annuity businesses, as well as the impact of a change in the local corporate tax rate, both in the first quarter of 2013.
While sales increased compared to 2012, this business growth was somewhat dampened by challenging economic environments in some European countries. This business growth was driven primarily by Russia, Egypt, Poland and the Persian Gulf, partially offset by management’s decision to cease fixed annuity sales in the U.K. Operating expenses increased compared to 2012 including the effect of higher corporate allocations; however, this was offset by expense reduction initiatives primarily in France and Poland. The combined impact of the items discussed above increased operating earnings by $59 million.
An increase in average invested assets due to growth in Ireland, Russia, Egypt and Poland contributed to an increase in operating earnings of $9 million. Operating earnings decreased by $20 million reflecting lower investment yields on certain alternative asset classes, primarily in Greece, floating-rate securities, primarily in Ireland and Poland and the impact of a low rate environment on fixed-rate securities, primarily in Greece and Ukraine.

On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. The 2013 and 2012 annual updates resulted in a net operating earnings increase of $12 million, primarily related to assumption updates in the Persian Gulf and Greece.
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

Corporate & Other

	Years Ended December 31,
	2013	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$116	$56	$54
Universal life and investment-type product policy fees	139	155	155
Net investment income	381	703	888
Other revenues	28	33	60
Total operating revenues	664	947	1,157
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	63	119	126
Interest credited to policyholder account balances	42	39	—
Capitalization of DAC	(28)	—	—
Amortization of DAC and VOBA	1	2	1
Interest expense on debt	1,148	1,176	1,293
Other expenses	894	559	505
Total operating expenses	2,120	1,895	1,925
Provision for income tax expense (benefit)	(925)	(679)	(584)
Operating earnings	(531)	(269)	(184)
Less: Preferred stock dividends	122	122	122
Operating earnings available to common shareholders	$(653)	$(391)	$(306)

The Company reports certain of its results of operations in Corporate & Other. Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, and various other business activities including start-up and certain run-off businesses. Start-up businesses include expatriate benefits insurance, as well as direct and digital marketing products. Corporate & Other also includes assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. Under this in-force reinsurance agreement, we reinsure living and death benefit guarantees issued in connection with variable annuity products. Corporate & Other also includes our investment management business through which we offer fee-based investment management services to institutional clients. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings. The table below presents operating earnings available to common shareholders by source:

	Years Ended December 31,
	2013	2012
	(In millions)

Other business activities	$62	$46
Other net investment income	248	460
Interest expense on debt	(747)	(764)
Preferred stock dividends	(122)	(122)
Acquisition costs	(18)	(37)
Corporate initiatives and projects	(134)	(114)
Incremental tax benefit	415	347
Other (including asbestos litigation)	(357)	(207)
Operating earnings available to common shareholders	$(653)	$(391)
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings available to common shareholders and operating earnings each decreased $262 million, primarily due to lower net investment income, higher other expenses and lower earnings on invested assets that were funded using Federal Home Loan Bank (“FHLB”) advances. These decreases were partially offset by a higher tax benefit over 2012 and higher operating earnings from the assumed reinsurance of a variable annuity business.

Operating earnings from other business activities increased $16 million. This was due to higher operating earnings from the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan, partially offset by losses from start-up operations. The increase in operating earnings was primarily due to higher returns in 2013 and reserve assumption updates in 2012.

Other net investment income decreased $185 million, excluding the FHLB advances and the divested MetLife Bank operations. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and lower returns on our fixed maturity securities, real estate joint ventures and alternative investments, partially offset by higher income on our credit derivatives and real estate investments.

Acquisition costs in 2013 include $19 million of lower internal resource costs for associates committed to certain acquisition activities. Expenses associated with corporate initiatives and projects increased $20 million, primarily due to a $13 million increase in expenses associated with the Company’s enterprise-wide strategic initiative, which includes a $29 million decrease in the portion that represents restructuring charges, the majority of which related to severance. We also incurred $7 million in additional costs related to regulatory requirements for bank holding companies.

Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In 2013, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $68 million from 2012.

Our results for 2013 include a $101 million accrual to increase the litigation reserve related to asbestos and $24 million of higher costs associated with interest on uncertain tax positions. In addition, in 2012, the Company benefited from the positive resolution of certain legal matters totaling $16 million and from a release of rental liability of $15 million. Partially offsetting these decreases in operating earnings was a 2012 charge of $26 million, representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File.

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
Operating earnings available to common shareholders and operating earnings each decreased $85 million, primarily due to lower net investment income, higher expenses and lower earnings on invested assets that were funded using the FHLB advances. These decreases were partially offset by lower interest expense on debt and higher tax credits.
In 2012, the Company incurred $103 million of employee-related costs associated with its enterprise-wide strategic initiative. In the first quarter of 2012, the Company also incurred a $26 million charge representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File. In addition, advertising costs were $10 million higher compared to 2011. Partially offsetting these charges were $40 million of expenses incurred in 2011 related to the liquidation plan filed by the Department of Financial Services for ELNY. In addition, 2012 results included $15 million of lower rent expense and $12 million of lower internal resource costs for associates committed to the ALICO Acquisition.
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
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2012, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $32 million over 2011.
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

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee of our Global Risk Management (“GRM”) Department reviews, monitors and reports investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•
interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;

•	liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher OTTI. Credit spread tightening will reduce net investment income associated with purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

•
currency risk, relating to the variability in currency exchange rates for foreign denominated investments. This risk relates to potential decreases in estimated fair value and net investment income resulting from changes in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and

•
real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the demand and supply of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement.

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. Risk limits to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit exposure as measured by our economic capital framework are approved annually by a committee of directors that oversees our investment portfolio. For real estate assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and equity market risks.
We use purchased credit default swaps to mitigate credit risk in our investment portfolio. Generally, we purchase credit protection by entering into credit default swaps referencing the issuers of specific assets we own. In certain cases, basis risk exists between these credit default swaps and the specific assets we own. For example, we may purchase credit protection on a macro basis to reduce exposure to specific industries or other portfolio concentrations. In such instances, the referenced entities and obligations under the credit default swaps may not be identical to the individual obligors or securities in our investment portfolio. In addition, our purchased credit default swaps may have shorter tenors than the underlying investments they are hedging. However, we dynamically hedge this risk through the rebalancing and rollover of its credit default swaps at their most liquid tenors. We believe that our purchased credit default swaps serve as effective economic hedges of our credit exposure.

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. As a global insurance company, we are also affected by the monetary policy of central banks around the world. Financial markets have also been affected by concerns over the direction of U.S. fiscal and monetary policy. See “— Industry Trends — Financial and Economic Environment” for information on the most recent debt ceiling crisis. The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and, more recently, through its asset purchase programs. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information on actions taken by the Federal Reserve Board and central banks around the world to support the economic recovery. See “— Industry Trends — Financial and Economic Environment” for information on actions taken by Japan’s central government and the Bank of Japan to end deflation and achieve sustainable economic growth in Japan. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments

Excluding Europe’s perimeter region and Cyprus which is discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. Sovereign debt issued by countries outside of Europe’s perimeter region and Cyprus comprised $9.0 billion, or 99% of our European Region sovereign fixed maturity securities, at estimated fair value, at December 31, 2013. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $24.8 billion, or 74% of European Region total corporate securities, at estimated fair value, at December 31, 2013. Of these European Region sovereign fixed maturity and corporate securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities at December 31, 2013. European Region financial services corporate securities, at estimated fair value, were $8.8 billion, including $6.6 billion within the banking sector, with 94% invested in investment grade rated corporate securities, at December 31, 2013.
Europe’s Perimeter Region and Cyprus
Concerns about the economic conditions, capital markets and the solvency of certain EU member states, including Europe’s perimeter region and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility, and has affected the performance of various asset classes during 2013. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of downward credit ratings momentum, particularly in Spain, Portugal and Ireland. This, combined with greater ECB support and improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of Europe’s perimeter region and Cyprus and the risk of possible withdrawal of one or more countries from the Euro zone.
The March 2012 restructuring of Greece sovereign debt securities had an adverse impact on the capital level of Cyprus’ largest financial institutions, which triggered downgrades of Cyprus sovereign debt. In April 2013, the EU approved a €10 billion financial support program for Cyprus, the first tranche of which was released in May 2013. This official support program includes financing to cover Cyprus government’s needs over a three year period. It also includes a restructuring of Cyprus banking, tax and financial systems. These restructurings, which adversely impact private investors, private creditors and uninsured depositors of the two largest banks, are intended to avoid a default of Cyprus sovereign debt.

As presented in the table below, our exposure to the sovereign debt of Europe’s perimeter region and Cyprus is insignificant. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition. We manage direct and indirect investment exposure in these countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure in these countries. The following table presents a summary of investments by invested asset class and related purchased credit default protection across Europe’s perimeter region, by country, and Cyprus. The Company has written credit default swaps where the underlying is an index comprised of companies across various sectors in the European Region. At December 31, 2013, the written credit default swaps exposure to Europe’s perimeter region and Cyprus was $21 million in notional and less than $1 million in estimated fair value. The information below is presented at carrying value and on a country of risk basis (e.g. the country where the issuer primarily conducts business).

	Summary of Select European Country Investment Exposure at December 31, 2013
	Fixed Maturity Securities (1)
	Sovereign	Financial Services	Non- Financial Services	Total	All Other General Account Investment Exposure (2)	Total Exposure (3)%		Purchased Credit Default Protection (4)	Net Exposure	%
					(In millions)
Europe’s perimeter region:
Portugal	$—	$—	$55	$55	$19	$74	3%	$—	$74	3%
Italy	4	92	566	662	97	759	31	1	760	31
Ireland	—	—	122	122	655	777	32	—	777	32
Greece	—	—	—	—	120	120	5	—	120	5
Spain	—	101	476	577	48	625	25	—	625	25
Total Europe’s perimeter region	4	193	1,219	1,416	939	2,355	96	1	2,356	96
Cyprus	85	—	—	85	4	89	4	—	89	4
Total	$89	$193	$1,219	$1,501	$943	$2,444	100%	$1	$2,445	100%
As percent of total cash and invested assets	0.0%	0.0%	0.3%	0.3%	0.2%	0.5%		0.0%	0.5%
Investment grade %	5%	94%	87%	83%
Non-investment grade %	95%	6%	13%	17%
______________

(1)	The par value and amortized cost of the fixed maturity securities were $1.4 billion and $1.5 billion, respectively, at December 31, 2013.

(2)
Comprised of equity securities, mortgage loans, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements for an explanation of the carrying value for these invested asset classes. Excludes FVO contractholder-directed unit-linked investments of $957 million — See “— FVO and Trading Securities.”

(3)	For Greece, the Company had $1 million of commitments to fund partnership investments at December 31, 2013.

(4)
Purchased credit default protection is stated at the estimated fair value of the swap. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of ($1) million at December 31, 2013. The counterparties to these swaps are financial institutions with S&P credit ratings of A as of December 31, 2013.

Current Environment - Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), and level of unrealized gains (losses) within the various asset classes in our investment portfolio and our level of investment in lower yielding cash equivalents and short-term investments. See “— Industry Trends” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
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

	For the Years Ended December 31,
	2013		2012		2011
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2) (3)	4.84%	$15,098	4.85%	$15,243	4.94%	$15,016
Mortgage loans (3)	5.58%	3,020	5.64%	3,190	5.53%	3,162
Real estate and real estate joint ventures	3.44%	347	4.59%	401	3.76%	307
Policy loans	5.26%	620	5.25%	626	5.43%	641
Equity securities	4.44%	127	4.60%	133	4.44%	141
Other limited partnership interests	13.35%	955	12.76%	845	10.58%	681
Cash and short-term investments	0.98%	168	0.69%	143	1.04%	155
Other invested assets		819		595		439
Total before investment fees and expenses	5.03%	21,154	4.96%	21,176	5.00%	20,542
Investment fees and expenses	(0.13)	(563)	(0.13)	(554)	(0.13)	(546)
Net investment income including Divested Businesses (4)	4.90%	20,591	4.83%	20,622	4.87%	19,996
Less: net investment income from Divested Businesses (4)		(7)		(150)		(358)
Net investment income (5)		$20,584		$20,472		$19,638
______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects GAAP adjustments presented in footnote (5) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”), contractholder-directed unit-linked investments and securitized reverse residential mortgage loans. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income (loss) includes amounts for FVO and trading securities of $65 million, $88 million and $31 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Yield calculations include the net investment income and ending carrying values of the Divested Businesses. The net investment income adjustment for the Divested Businesses for the year ended December 31, 2012 of $150 million excludes $177 million of securitized reverse residential mortgage loans that were included in the Divested Businesses adjustment of $327 million presented below. For further information on Divested Businesses, see Note 3 of the Notes to the Consolidated Financial Statements.

(5)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs and contractholder-directed unit-linked investments. Such reclassifications are presented in the table below.

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net investment income — in the above yield table	$20,584	$20,472	$19,638
Real estate discontinued operations	(9)	(3)	(10)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(643)	(448)	(249)
Equity method operating joint ventures	(2)	—	(23)
Contractholder-directed unit-linked investments	2,172	1,473	(453)
Divested Businesses	7	327	358
Incremental net investment income from CSEs	123	163	324
Net investment income — GAAP consolidated statements of operations	$22,232	$21,984	$19,585
See “— Results of Operations — Consolidated Results — Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012” and “—Results of Operations — Consolidated Results —Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011,” for an analysis of the year over year changes in net investment income.
Fixed Maturity and Equity Securities Available-for-Sale
Fixed maturity securities AFS, which consisted principally of publicly-traded and privately-placed fixed maturity securities and redeemable preferred stock, were $350.2 billion and $374.3 billion, at estimated fair value, or 71% and 70% of total cash and invested assets, at December 31, 2013 and 2012, respectively. Publicly-traded fixed maturity securities represented $302.3 billion and $323.8 billion, at estimated fair value, or 86% and 87% of total fixed maturity securities, at December 31, 2013 and 2012, respectively. Privately placed fixed maturity securities represented $47.9 billion and $50.5 billion, at estimated fair value, or 14% and 13% of total fixed maturity securities at December 31, 2013 and 2012, respectively.
Equity securities AFS, which consisted principally of publicly-traded and privately-held common and non-redeemable preferred stock, including certain perpetual hybrid securities and mutual fund interests, were $3.4 billion and $2.9 billion, at estimated fair value, or 0.7% and 0.5% of total cash and invested assets, at December 31, 2013 and 2012, respectively. Publicly-traded equity securities represented $2.4 billion and $1.8 billion, at estimated fair value, or 71% and 62% of total equity securities, at December 31, 2013 and 2012, respectively. Privately-held equity securities represented $1.0 billion and $1.1 billion, at estimated fair value, or 29% and 38% of total equity securities, at December 31, 2013 and 2012, respectively.
Included within fixed maturity and equity securities were $1.1 billion and $1.3 billion of perpetual securities, at estimated fair value, at December 31, 2013 and 2012, respectively. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).

Included within fixed maturity securities were $1.5 billion and $1.6 billion of redeemable preferred stock with a stated maturity, at estimated fair value, at December 31, 2013 and 2012, respectively. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.
Valuation of Securities. We are responsible for the determination of estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services after we determine the independent pricing services’ use of available observable market data. For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2013.
Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that valuation adjustments, when applied, are based upon established policies and are applied consistently over time. We review our valuation methodologies on an ongoing basis and revise when necessary based on changing market conditions. We gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through our controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. We utilize several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple pricing sources, when available, reviewing independent auditor reports regarding the controls over valuation of securities employed by independent pricing services, and ongoing due diligence to confirm that independent pricing services use market-based parameters for valuation. We determine the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data.
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
We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of our securities. Based on the results of this review and investment class analysis, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding the valuation techniques and inputs by level within the three level fair value hierarchy by major classes of invested assets.

Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	December 31, 2013
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1:
Quoted prices in active markets for identical assets	$25,061	7.2%	$1,186	34.9%
Level 2:
Independent pricing source	264,703	75.6	715	21.0
Internal matrix pricing or discounted cash flow techniques	36,125	10.3	929	27.3
Significant other observable inputs	300,828	85.9	1,644	48.3
Level 3:
Independent pricing source	7,969	2.2	448	13.2
Internal matrix pricing or discounted cash flow techniques	13,220	3.8	106	3.1
Independent broker quotations	3,109	0.9	18	0.5
Significant unobservable inputs	24,298	6.9	572	16.8
Total estimated fair value	$350,187	100.0%	$3,402	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2013 are as follows:

•
The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in five sectors: U.S. and foreign corporate securities, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and foreign government securities.

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

•
During the year ended December 31, 2013, Level 3 fixed maturity securities increased by $1.9 billion. The increase was driven by purchases in excess of sales, partially offset by net transfers out of Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss) (“OCI”). The purchases in excess of sales of fixed maturity securities were concentrated in U.S. and foreign corporate securities, ABS, RMBS, and foreign government securities. The net transfers out of Level 3 were concentrated in U.S. and foreign corporate securities, ABS, and commercial mortgage-backed securities (“CMBS”), and the decrease in estimated fair value recognized in OCI for fixed maturity securities was concentrated in U.S. and foreign corporate securities and foreign government securities.

See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; analysis of transfers into and/or out of Level 3; and further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above. See “— Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” for further information on the estimates and assumptions that affect the amounts reported above.

Fixed Maturity Securities AFS
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further information about fixed maturity securities AFS.
Fixed Maturity Securities Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. The NAIC designations are generally similar to the credit quality ratings of the Nationally Recognized Statistical Ratings Organizations (“NRSRO”) for marketable fixed maturity securities, except for certain structured securities as described below. Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s Investor Service (“Moody’s”), S&P, Fitch Ratings (“Fitch”), Dominion Bond Rating Service, A.M. Best Company, Kroll Bond Rating Agency, Egan Jones Ratings Company and Morningstar, Inc. (“Morningstar”). If no rating is available from a rating agency, then an internally developed rating is used.
The NAIC has adopted revised methodologies for certain structured securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with the revised methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumption used to estimate expected losses from structured securities. We apply the revised NAIC methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC methodologies on an annual basis. If our insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.
The following table presents total fixed maturity securities by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		December 31,
		2013				2012
NAIC Designation	Rating Agency Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
			(In millions)				(In millions)
1	Aaa/Aa/A	$230,429	$11,640	$242,069	69.1%	$234,371	$24,197	$258,568	69.1%
2	Baa	79,732	4,382	84,114	24.0	81,530	8,663	90,193	24.1
	Subtotal investment grade	310,161	16,022	326,183	93.1	315,901	32,860	348,761	93.2
3	Ba	13,239	358	13,597	3.9	13,882	552	14,434	3.8
4	B	9,216	162	9,378	2.7	9,470	137	9,607	2.6
5	Caa and lower	932	23	955	0.3	1,543	(164)	1,379	0.4
6	In or near default	51	23	74	—	74	11	85	—
	Subtotal below investment grade	23,438	566	24,004	6.9	24,969	536	25,505	6.8
	Total fixed maturity securities	$333,599	$16,588	$350,187	100.0%	$340,870	$33,396	$374,266	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2013:
U.S. corporate	$46,038	$45,639	$9,349	$4,998	$415	$30	$106,469
Foreign corporate	27,957	30,477	2,762	1,910	45	1	63,152
Foreign government	47,767	4,481	648	1,363	178	—	54,437
U.S. Treasury and agency	45,123	—	—	—	—	—	45,123
RMBS	31,385	1,657	753	974	248	38	35,055
CMBS	16,393	47	45	14	51	—	16,550
ABS	14,184	1,215	30	119	18	5	15,571
State and political subdivision	13,222	598	10	—	—	—	13,830
Total fixed maturity securities	$242,069	$84,114	$13,597	$9,378	$955	$74	$350,187
Percentage of total	69.1%	24.0%	3.9%	2.7%	0.3%	—%	100.0%
December 31, 2012:
U.S. corporate	$51,648	$48,622	$8,597	$4,831	$380	$48	$114,126
Foreign corporate	31,937	30,509	3,249	1,418	66	5	67,184
Foreign government	46,314	8,501	933	1,504	84	—	57,336
U.S. Treasury and agency	47,967	—	—	—	—	—	47,967
RMBS	32,377	894	1,582	1,809	790	27	37,479
CMBS	18,843	193	43	11	39	—	19,129
ABS	15,247	673	18	34	20	5	15,997
State and political subdivision	14,235	801	12	—	—	—	15,048
Total fixed maturity securities	$258,568	$90,193	$14,434	$9,607	$1,379	$85	$374,266
Percentage of total	69.1%	24.1%	3.8%	2.6%	0.4%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
 We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both December 31, 2013 and 2012. The tables below present our U.S. and foreign corporate securities holdings at:

	December 31,
	2013		2012
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$63,152	37.2%	$67,184	37.1%
U.S. corporate fixed maturity securities — by industry:
Consumer	27,953	16.5	29,852	16.4
Industrial	27,462	16.2	29,324	16.2
Finance	20,135	11.9	21,857	12.1
Utility	19,066	11.2	20,216	11.1
Communications	8,074	4.8	9,084	5.0
Other	3,779	2.2	3,793	2.1
Total	$169,621	100.0%	$181,310	100.0%
______________

(1)	Includes both U.S. dollar and foreign denominated securities.

Structured Securities
 We held $67.2 billion and $72.6 billion of structured securities, at estimated fair value, at December 31, 2013 and 2012, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	December 31,
	2013			2012
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$19,046	54.3%	$705	$20,567	54.9%	$889
Pass-through securities	16,009	45.7	183	16,912	45.1	924
Total RMBS	$35,055	100.0%	$888	$37,479	100.0%	$1,813
By risk profile:
Agency	$23,686	67.6%	$762	$26,369	70.4%	$1,944
Prime	2,935	8.4	71	4,206	11.2	101
Alt-A	4,986	14.2	(25)	4,950	13.2	(154)
Sub-prime	3,448	9.8	80	1,954	5.2	(78)
Total RMBS	$35,055	100.0%	$888	$37,479	100.0%	$1,813
Ratings profile:
Rated Aaa/AAA	$24,764	70.6%		$26,555	70.9%
Rated NAIC 1	$31,385	89.5%		$32,377	86.4%
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
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were rated NAIC 1 by the NAIC at December 31, 2013 and 2012. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, Alt-A and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. Included within prime and Alt-A RMBS are re-securitization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the re-securitization.
At December 31, 2013, our Alt-A RMBS portfolio had $34 million, at estimated fair value, of exposure to option adjustable rate mortgage loans. The mortgage loans backing these securities are past the initial period that allowed negative amortization of principal and are now traditional amortizing adjustable rate mortgages. At December 31, 2012, our Alt-A RMBS portfolio had no exposure to option adjustable rate mortgage loans. At December 31, 2013 and 2012, our Alt-A RMBS portfolio was comprised primarily of fixed rate mortgage loans (94% at both December 31, 2013 and 2012).
Historically, we have managed our exposure to sub-prime RMBS holdings by acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. In 2013 and 2012, we increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The 2012 and 2013 sub-prime RMBS purchases are performing within our expectations and were in an unrealized gain position of $96 million and $59 million at December 31, 2013 and 2012, respectively.

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency designation and by vintage year at:

	December 31, 2013
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$65	$71	$15	$15	$28	$28	$28	$29	$15	$15	$151	$158
2004	2,418	2,451	212	221	90	96	64	66	7	6	2,791	2,840
2005	3,294	3,442	363	387	372	393	102	110	29	36	4,160	4,368
2006	2,355	2,466	246	260	145	156	16	21	36	37	2,798	2,940
2007	782	814	65	70	208	220	184	187	75	69	1,314	1,360
2008 - 2010	—	—	—	—	55	52	1	1	8	9	64	62
2011	587	613	25	24	87	87	—	—	5	4	704	728
2012	439	477	271	264	937	892	—	—	17	51	1,664	1,684
2013	719	715	396	384	1,354	1,311	—	—	—	—	2,469	2,410
Total	$10,659	$11,049	$1,593	$1,625	$3,276	$3,235	$395	$414	$192	$227	$16,115	$16,550
Ratings Distribution		66.8%		9.8%		19.5%		2.5%		1.4%		100.0%

	December 31, 2012
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$2,957	$2,997	$113	$114	$82	$82	$37	$36	$33	$33	$3,222	$3,262
2004	3,466	3,606	380	401	97	99	52	51	21	9	4,016	4,166
2005	3,348	3,636	303	329	275	296	144	142	—	—	4,070	4,403
2006	2,283	2,484	263	284	44	44	47	50	38	36	2,675	2,898
2007	1,070	1,143	112	117	87	95	194	187	20	21	1,483	1,563
2008 - 2010	2	3	—	—	—	—	56	60	26	24	84	87
2011	598	650	12	11	108	112	—	—	7	6	725	779
2012	524	559	403	417	939	956	—	—	36	39	1,902	1,971
Total	$14,248	$15,078	$1,586	$1,673	$1,632	$1,684	$530	$526	$181	$168	$18,177	$19,129
Ratings Distribution		78.8%		8.7%		8.8%		2.8%		0.9%		100.0%
The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Morningstar. CMBS rated NAIC 1 were 99.1% and 98.5% of total CMBS at December 31, 2013 and 2012, respectively.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31,
	2013			2012
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Foreign residential loans	$3,415	21.9%	$80	$3,811	23.8%	$88
Collateralized debt obligations	2,960	19.0	(6)	2,453	15.3	(68)
Automobile loans	2,635	16.9	12	2,454	15.4	28
Student loans	2,332	15.0	17	2,480	15.5	14
Credit card loans	2,187	14.1	20	2,640	16.5	106
Equipment loans	427	2.7	6	597	3.7	22
Other loans	1,615	10.4	(16)	1,562	9.8	45
Total	$15,571	100.0%	$113	$15,997	100.0%	$235
Ratings profile:
Rated Aaa/AAA	$9,616	61.8%		$10,405	65.0%
Rated NAIC 1	$14,184	91.1%		$15,247	95.3%
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities and equity securities AFS for OTTI and evaluation of temporarily impaired AFS securities.
OTTI Losses on Fixed Maturity and Equity Securities AFS Recognized in Earnings
See Note 8 of the Notes to the Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $192 million, $351 million and $1.0 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Impairments of fixed maturity securities were $166 million, $317 million and $955 million for the years ended December 31, 2013, 2012 and 2011, respectively. Impairments of equity securities were $26 million, $34 million and $60 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Credit-related impairments of fixed maturity securities were $147 million, $223 million and $645 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $192 million for the current year as compared to $351 million in the prior year. The most significant decreases were in U.S. and foreign corporate securities and CMBS which, combined, were $86 million for the year ended December 31, 2013, as compared to $210 million for the year ended December 31, 2012. A decrease of $85 million in OTTI losses on U.S. and foreign corporate securities was concentrated in financial services, communications, transportation and utility industries and was primarily attributable to intent-to-sell impairments in 2012, while a $39 million decrease in OTTI losses on CMBS reflected improving economic fundamentals.

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $351 million for the year ended December 31, 2012 as compared to $1.0 billion for the year ended December 31, 2011. The most significant decrease in 2012, as compared to 2011, was in foreign government securities. The decrease was primarily attributable to impairments in 2011 on Greece sovereign debt securities of $405 million as a result of the reduction in the expected recoverable amount and intent-to-sell fixed maturity security OTTI on other sovereign debt securities due to the repositioning of the acquired ALICO portfolio into longer duration and higher yielding investments. In addition, intent-to-sell OTTI related to the Divested Businesses of $154 million were recognized in 2011 and were primarily concentrated in the RMBS sector, while utility industry impairments within U.S. and foreign corporate securities increased $51 million in 2012.
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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $17.4 billion and $16.3 billion at estimated fair value, or 3.5% and 3.1% of total cash and invested assets, at December 31, 2013 and 2012, respectively. See Note 10 of the Notes to the Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 8 of the Notes to the Consolidated Financial Statements for financial information regarding our securities lending program.
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial real estate, agricultural real estate and residential properties. Mortgage loans held-for-investment and related valuation allowances are summarized as follows at:

	December 31,
	2013				2012
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$40,926	73.0%	$258	0.6%	$40,472	74.6%	$293	0.7%
Agricultural	12,391	22.1	44	0.4%	12,843	23.6	52	0.4%
Residential	2,772	4.9	20	0.7%	958	1.8	2	0.2%
Total	$56,089	100.0%	$322	0.6%	$54,273	100.0%	$347	0.6%

Mortgage loans held-for-sale were $3 million and $414 million at December 31, 2013 and 2012, respectively. The information presented in the tables herein exclude commercial mortgage loans held by CSEs — FVO and mortgage loans held-for-investment where we elected the FVO. Such amounts are presented in Note 8 of the Notes to the Consolidated Financial Statements.
We originated $10.5 billion and $9.6 billion of commercial mortgage loans during the years ended December 31, 2013 and 2012, respectively. We originated $3.3 billion and $3.0 billion of agricultural mortgage loans during the years ended December 31, 2013 and 2012, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 86% are collateralized by properties located in the U.S., with the remaining 14% collateralized by properties located outside the U.S., calculated as a percent of the total commercial and agricultural mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs — FVO) at December 31, 2013. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 20%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs — FVO) at December 31, 2013. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 70% of total mortgage loans held-for-investment (excluding commercial mortgage loans held by CSEs — FVO) at both December 31, 2013 and 2012. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment:

	December 31,
	2013		2012
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
Pacific	$8,961	21.9%	$7,932	19.6%
Middle Atlantic	7,367	18.0	6,780	16.7
South Atlantic	6,977	17.1	7,969	19.7
International	6,709	16.4	5,567	13.8
West South Central	3,619	8.8	3,436	8.5
East North Central	2,717	6.6	3,026	7.5
New England	1,404	3.4	1,489	3.7
Mountain	834	2.0	906	2.2
East South Central	471	1.2	457	1.1
West North Central	148	0.4	288	0.7
Multi-Region and Other	1,719	4.2	2,622	6.5
Total recorded investment	40,926	100.0%	40,472	100.0%
Less: valuation allowances	258		293
Carrying value, net of valuation allowances	$40,668		$40,179
Property Type: (1)
Office	$20,629	50.4%	$19,524	48.2%
Retail	9,245	22.6	9,601	23.7
Hotel	4,219	10.3	3,555	8.8
Apartment	3,724	9.1	3,999	9.9
Industrial	2,897	7.1	3,159	7.8
Other	212	0.5	634	1.6
Total recorded investment	40,926	100.0%	40,472	100.0%
Less: valuation allowances	258		293
Carrying value, net of valuation allowances	$40,668		$40,179
______________

(1)
Commercial mortgage loans by property type amounts for the prior period have been reclassified to conform to the current period method of classifying loans collateralized by mixed-used properties according to the predominant property type.

Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including reviewing loans that are current, past due, restructured and under foreclosure. See Note 8 of the Notes to the Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, impaired mortgage loans, as well as loans modified in a troubled debt restructuring. See “— Real Estate and Real Estate Joint Ventures” for real estate acquired through foreclosure.
Commercial and Agricultural Mortgage Loans. We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and property type basis.
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 55% and 57% at December 31, 2013 and 2012, respectively, and our average debt service coverage ratio was 2.4x and 2.2x at December 31, 2013 and 2012, respectively. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 46% at December 31, 2013 and 2012, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of known and inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including our experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the valuation allowance. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the valuation allowance.
See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the years ended December 31, 2013, 2012 and 2011.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 86% were located in the United States, with the remaining 14% located outside the United States, at December 31, 2013. The three locations with the largest real estate investments were California, Japan and Florida at 20%, 12%, and 11%, respectively, at December 31, 2013.

Real estate investments by type consisted of the following at:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$9,312	86.9%	$8,488	85.6%
Real estate joint ventures and funds	769	7.2	941	9.5
Subtotal	10,081	94.1	9,429	95.1
Foreclosed (commercial, agricultural and residential)	445	4.2	488	4.9
Real estate held-for-investment	10,526	98.3	9,917	100.0
Real estate held-for-sale	186	1.7	1	—
Total real estate and real estate joint ventures	$10,712	100.0%	$9,918	100.0%
We classify within traditional real estate our investment in income-producing real estate, which is comprised primarily of wholly-owned real estate and, to a much lesser extent, joint ventures with interests in single property income-producing real estate. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $12.5 billion and $10.7 billion at December 31, 2013 and 2012, respectively. We classify within real estate joint ventures and funds, our investments in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as our investments in real estate private equity funds. From time to time, we transfer investments from these joint ventures to traditional real estate, if we retain an interest in the joint venture after a completed property commences operations and we intend to retain an interest in the property.
In connection with our investment management business, in the fourth quarter of 2013, we contributed real estate investments with an estimated fair value of $1.4 billion to the MetLife Core Property Fund, our newly formed open ended core real estate fund, in return for the issuance of ownership interests in that fund. As part of the initial closing on December 31, 2013, we redeemed 76% of our interest in this fund as new third party investors were admitted. The MetLife Core Property Fund is consolidated as of December 31, 2013. See Note 8 of the Notes to Consolidated Financial Statements for further information.
Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Office	$5,440	50.8%	$5,789	58.4%
Apartment	2,176	20.3	1,717	17.3
Industrial	696	6.5	598	6.0
Retail	684	6.4	416	4.2
Hotel	429	4.0	372	3.7
Real estate investment funds	394	3.7	451	4.6
Land	333	3.1	265	2.7
Agriculture	35	0.3	8	0.1
Other	525	4.9	302	3.0
Total real estate and real estate joint ventures	$10,712	100.0%	$9,918	100.0%
We committed to acquire interests in real estate property with a gross value of $2.9 billion in each of the years ended December 31, 2013 and 2012. The Company's authorized equity investment in such properties was $1.9 billion and $1.8 billion during the same periods, respectively. Impairments recognized on real estate and real estate joint ventures were $10 million, $20 million and $2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense on real estate investments was $179 million, $168 million and $164 million for the years ended December 31, 2013, 2012 and 2011, respectively. Real estate investments are net of accumulated depreciation of $1.3 billion at both December 31, 2013 and 2012.
Other Limited Partnership Interests
The carrying value of other limited partnership interests was $7.4 billion and $6.7 billion at December 31, 2013 and 2012 respectively, which included $1.9 billion and $1.4 billion of hedge funds, at December 31, 2013 and 2012, respectively.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total

	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$8,595	53.0%	$13,777	65.2%
Tax credit and renewable energy partnerships	2,657	16.3	2,268	10.7
Leveraged leases, net of non-recourse debt	1,946	12.0	1,998	9.4
Funds withheld	649	4.0	641	3.0
Joint venture investments	113	0.7	180	0.9
Other	2,269	14.0	2,281	10.8
Total	$16,229	100.0%	$21,145	100.0%
Leveraged lease impairments were $26 million, $203 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding leveraged leases and the freestanding derivatives with positive estimated fair values, respectively. Tax credit and renewable energy partnerships are established for the purpose of investing in low-income housing, other social causes and renewable energy generation facilities, where a significant source of the return on investment is in the form of income tax credits or other tax incentives, and are accounted for under the equity method or under the effective yield method. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. Joint venture investments are accounted for under the equity method and represent our investment in insurance underwriting joint ventures.
Our private placement unit originated $6.7 billion and $8.1 billion of private investments, comprised primarily of certain privately placed fixed maturity securities, tax credit and renewable energy partnerships and lease investments, during the years ended December 31, 2013 and 2012, respectively. The carrying value of such private investments included within our consolidated balance sheets was $50.6 billion and $52.9 billion at December 31, 2013 and 2012, respectively.
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $14.0 billion and $16.9 billion, or 2.8% and 3.2% of total cash and invested assets, at December 31, 2013 and 2012, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $3.8 billion and $6.1 billion, or 0.8% and 1.1% of total cash and invested assets, at December 31, 2013 and 2012, respectively.
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 9 of the Notes to the Consolidated Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•
Information about the notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2013 and 2012.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2013 and 2012.
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
Derivatives categorized as Level 3 at December 31, 2013 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity options with unobservable correlation inputs. At both December 31, 2013 and 2012, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.
See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Level 3 derivatives had a ($537) million gain (loss) recognized in net income (loss) for the year ended December 31, 2013. This loss primarily relates to certain purchased equity options that are valued using models dependent on an unobservable market correlation input and equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread. The unobservable equity variance spread is calculated from a comparison between broker offered variance swap volatility and observable equity option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations. The primary drivers of the loss during the year ended December 31, 2013 were increases in interest rates, increases in equity index levels and decreases in equity volatility, which in total accounted for approximately 63% of the loss. Changes in the unobservable inputs accounted for approximately 37% of the loss.
See “Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect derivatives.
Credit Risk
See Note 9 of the Notes to the Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the consolidated balance sheets, and does not affect our legal right of offset.
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31, 2013		December 31, 2012
Credit Default Swaps	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$3,725	$(44)	$3,674	$(23)
Written (2)	9,055	165	8,879	74
Total	$12,780	$121	$12,553	$51
__________________

(1)
The notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $355 million and ($10) million, respectively, at December 31, 2013 and $380 million and ($1) million, respectively, at December 31, 2012.

(2)	The notional amount and estimated fair value for written credit default swaps in the trading portfolio were $10 million and $0, respectively, at both December 31, 2013 and 2012.
The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Years Ended December 31,
	2013			2012
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$13	$(48)	$(35)	$9	$(321)	$(312)
Written (3), (4)	157	(26)	131	158	(8)	150
Total	$170	$(74)	$96	$167	$(329)	$(162)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $2 million and ($16) million, respectively, for the year ended December 31, 2013 and $7 million and ($21) million, respectively, for the year ended December 31, 2012.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $1 million and $0, respectively, for the year ended December 31, 2013. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were not significant for the year ended December 31, 2012.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $277 million was due to a combination of credit spreads narrowing less in the current period as compared to the prior period and the average notional amount decreasing in the current period as compared to the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of ($19) million was primarily due to a decrease in sensitivity of certain credit default swaps that are approaching maturity.
The maximum amount at risk related to our written credit default swaps is equal to the corresponding notional amount. The increase in the notional amount of written credit default swaps is primarily a result of our decision to add to our credit replication holdings within the Company. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by insurance regulators and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we will seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, at times, can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.

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
See “Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain unsecured credit facilities and committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” for further descriptions of such arrangements. See also Note 12 of the Notes to the Consolidated Financial Statements, as well as “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit and Committed Facilities” for the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities.
Collateral for Securities Lending, Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets. We had no such collateral as of December 31, 2013. The amount of this collateral was $104 million at estimated fair value at December 31, 2012. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $231 million and $729 million at December 31, 2013 and 2012, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $256 million and $785 million at December 31, 2013 and 2012, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $2.3 billion and $3.7 billion at December 31, 2013 and 2012, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and “Derivatives” in Note 9 of the Notes to the Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities Available-for-Sale” and “Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
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
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information. See also “— Industry Trends — Impact of a Sustained Low Interest Rate Environment — Interest Rate Stress Scenario” and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment follows.
Retail
For the Retail Life & Other business, future policy benefits are comprised mainly of liabilities for traditional life and for universal and variable life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. We have entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For the Retail Annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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
Corporate Benefit Funding
Liabilities for this segment are primarily related to payout annuities, including pension closeouts and structured settlement annuities. There is no interest rate crediting flexibility on these liabilities. As a result, a sustained low interest rate environment could negatively impact earnings; however, we mitigate our risks by applying various ALM strategies, including the use of various derivative positions, primarily interest rate floors and interest rate swaps, to mitigate the risks associated with such a scenario.
Latin America
Future policy benefits for this segment are held primarily for immediate annuities in Chile, Argentina and Mexico and traditional life contracts mainly in Brazil and Mexico. There are also reserves held for total return pass-through provisions included in certain universal life and savings products in Mexico. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, and mortality and lapses different than expected. We mitigate our risks by applying various ALM strategies.
Asia
Future policy benefits for this segment are held primarily for traditional life, endowment, annuity and accident & health contracts. They are also held for total return pass-through provisions included in certain universal life and savings products. They include certain liabilities for variable annuity and variable life guarantees of minimum death benefits, and longevity guarantees. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by applying various ALM strategies.
EMEA
Future policy benefits for this segment include unearned premium reserves for group life and credit insurance contracts. Future policy benefits are also held for traditional life, endowment and annuity contracts with significant mortality risk and accident & health contracts. Factors impacting these liabilities include sustained periods of lower yields than rates established at issue, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by having premiums which are adjustable or cancellable in some cases, and by applying various ALM strategies.
Corporate & Other
Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain run-off LTC and workers’ compensation business written by MICC. Additionally, future policy benefits includes liabilities for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as insurance.
Policyholder Account Balances
PABs are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable surrender charge that may be incurred upon surrender. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment — Interest Rate Stress Scenario” and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information.

Retail
Life & Other PABs are held for retained asset accounts, universal life policies and the fixed account of variable life insurance policies. For Annuities, PABs are held for fixed deferred annuities, the fixed account portion of variable annuities, and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these PABs. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario. Additionally, PABs are held for variable annuity guaranteed minimum living benefits that are accounted for as embedded derivatives.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	December 31, 2013
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other:
Greater than 0% but less than 2%	$100	$100
Equal to 2% but less than 4%	$11,402	$4,776
Equal to or greater than 4%	$10,793	$6,428
Annuities:
Greater than 0% but less than 2%	$3,372	$2,249
Equal to 2% but less than 4%	$33,448	$26,523
Equal to or greater than 4%	$2,689	$2,640
______________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At December 31, 2013, excess interest reserves were $134 million and $367 million for Life & Other and Annuities, respectively.
Group, Voluntary & Worksite Benefits
PABs in this segment are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies and specialized life insurance products for benefit programs. PABs are credited interest at a rate we determine, which are influenced by current market rates. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these PABs. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	December 31, 2013
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$5,043	$5,043
Equal to 2% but less than 4%	$2,271	$2,253
Equal to or greater than 4%	$627	$600
______________

(1)	These amounts are not adjusted for policy loans.

Corporate Benefit Funding
PABs in this segment are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR. We are exposed to interest rate risks, as well as foreign currency exchange rate risk when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
Latin America
PABs in this segment are held largely for investment type products and universal life products in Mexico, and deferred annuities in Brazil. Some of the deferred annuities in Brazil are unit-linked-type funds that do not meet the GAAP definition of separate accounts. The rest of the deferred annuities have minimum credited rate guarantees, and these liabilities and the universal life liabilities are generally impacted by sustained periods of low interest rates. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.
Asia
PABs in this segment are held largely for fixed income retirement and savings plans, fixed deferred annuities, interest sensitive whole life products, universal life and, to a lesser degree, liability amounts for unit-linked-type funds that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Asia that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Asia are accounted for as embedded derivatives and recorded at estimated fair value and are also included within PABs. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. We mitigate our risks by applying various ALM strategies and with reinsurance. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	December 31, 2013
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities:
Greater than 0% but less than 2%	$27,213	$1,217
Equal to 2% but less than 4%	$1,061	$412
Equal to or greater than 4%	$2	$2
Life & Other:
Greater than 0% but less than 2%	$5,977	$4,885
Equal to 2% but less than 4%	$16,519	$8,741
Equal to or greater than 4%	$258	$—
______________

(1)
Excludes negative VOBA liabilities of $2.2 billion at December 31, 2013, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities in the ALICO Acquisition. These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

(2)	These amounts are not adjusted for policy loans.

EMEA
PABs in this segment are held mostly for universal life, deferred annuity, pension products, and unit-linked-type funds that do not meet the GAAP definition of separate accounts. They are also held for endowment products without significant mortality risk. Where there are interest rate guarantees, these liabilities are generally impacted by sustained periods of low interest rates. We mitigate our risks by applying various ALM strategies. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.
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
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of certain guaranteed minimum withdrawal benefits (“GMWBs”), and the portion of GMIBs that requires annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.
Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in PABs. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 10 of the Notes to the Consolidated Financial Statements.

The table below contains the carrying value for guarantees at:

	Future Policy Benefits (1)		Policyholder Account Balances (1)
	December 31,		December 31,
	2013	2012	2013	2012
	(In millions)
Americas:
GMDB	$495	$343	$—	$—
GMIB	1,608	1,432	(1,904)	200
GMAB	—	—	2	23
GMWB	62	30	(441)	428
Asia:
GMDB	33	54	—	—
GMAB	—	—	3	11
GMWB	204	183	129	190
EMEA:
GMDB	6	6	—	—
GMAB	—	—	11	28
GMWB	19	20	(102)	43
Corporate & Other:
GMDB	11	39	—	—
GMAB	—	—	83	387
GMWB	109	95	1,179	2,195
Total	$2,547	$2,202	$(1,040)	$3,505
______________

(1)	GMDB in the table above includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
The carrying amounts for guarantees included in PABs above include nonperformance risk adjustments of $267 million and $1.2 billion at December 31, 2013 and December 31, 2012, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at December 31, 2013:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$105,940	$15,660
Annual step-up	32,346	—
Roll-up and step-up combination	39,638	—
Total	$177,924	$15,660
______________

(1)	Total contract account value excludes $2.2 billion for contracts with no GMDBs and approximately $11.9 billion of total contract account value in the EMEA and Asia segments.
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
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total contract account values at December 31, 2013:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
GMIB	$99,140	$—
GMWB - non-life contingent	7,329	3,831
GMWB - life-contingent	20,040	9,894
GMAB	369	1,935
	$126,878	$15,660
______________

(1)	Total contract account value above excludes $53.3 billion for contracts with no living benefit guarantees and approximately $9.1 billion of total contract account value in the EMEA and Asia segments.
In terms of total contract account value, GMIBs are our most significant living benefit guarantee. Our primary risk management strategy for our GMIB products is our derivatives hedging program as discussed below. Additionally, we have engaged in certain reinsurance agreements covering some of our GMIB business. As part of our overall risk management approach for living benefit guarantees, we continually monitor the reinsurance markets for the right opportunity to purchase additional coverage for our GMIB business.

The table below presents our GMIBs, by their guaranteed payout basis, at December 31, 2013:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$37,569
7-year setback, 1.5% interest rate	6,177
10-year setback, 1.5% interest rate	20,382
10-year mortality projection, 10-year setback, 1.0% interest rate	30,500
10-year mortality projection, 10-year setback, 0.5% interest rate	4,512
$99,140
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.
Additionally, 30% of the $99.1 billion of GMIB total contract account value has been invested in managed volatility funds as of December 31, 2013. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIB are required to invest in these funds.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of December 31, 2013, only 7% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of seven years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the money at December 31, 2013:

	In-the-Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30% +	$722	0.8%
	20% to 30%	611	0.6%
	10% to 20%	1,326	1.3%
	0% to 10%	3,281	3.3%
		5,940
Out-of-the-money	-10% to 0%	7,098	7.2%
	-20% to 10%	11,819	11.9%
	-20% +	74,283	74.9%
		93,200
Total GMIBs		$99,140

Derivatives Hedging Variable Annuity Guarantees
In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various over-the-counter and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

		December 31,
		2013			2012
Primary Underlying Risk Exposure		Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$25,474	$1,108	$669	$24,041	$1,973	$614
	Interest rate futures	5,888	9	9	8,913	1	25
	Interest rate options	17,690	131	236	11,440	303	58
Foreign currency exchange rate	Foreign currency forwards	2,324	1	171	2,281	1	177
	Foreign currency futures	365	1	1	518	4	—
Equity market	Equity futures	5,144	1	43	6,993	14	132
	Equity options	35,445	1,344	1,068	21,759	2,824	356
	Variance swaps	21,636	174	577	19,830	122	310
	Total rate of return swaps	3,802	—	179	3,092	5	103
	Total	$117,768	$2,769	$2,953	$98,867	$5,247	$1,775
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $15.8 billion and $23.8 billion at December 31, 2013 and 2012, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $240.9 billion and $266.4 billion at December 31, 2013 and 2012, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
Capital Management
We have established several senior management committees as part of our capital management process. These committees, including the Capital Management Committee and the Enterprise Risk Committee (“ERC”), regularly review actual and projected capital levels (under a variety of scenarios including stress scenarios) and our capital plan in accordance with our capital policy. The Capital Management Committee is comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, Treasurer and Chief Risk Officer (“CRO”). The ERC is also comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, CRO and Chief Investment Officer.
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

The Company
Liquidity
Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. We determine our liquidity needs based on a rolling six-month forecast by portfolio of invested assets which we monitor daily. We adjust the asset mix and asset maturities based on this rolling six-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We include provisions limiting withdrawal rights on many of our products, including general account pension products sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.
Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, accounting guidance requires the recognition of a loss for certain securities in an unrealized loss position and may require the impairment of other securities if there is a need to sell such securities, which may negatively impact our financial condition. See “Risk Factors — Investment-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature.”
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
Rating Agencies
Rating agencies assign insurer financial strength ratings to MetLife, Inc.’s domestic life insurance subsidiaries and credit ratings to MetLife, Inc. and certain of its subsidiaries. Financial strength ratings indicate the rating agency’s opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations. Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital at the subsidiary level and our equity capital are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. See “Business — Company Ratings.”

Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and derivative transactions;

•	requiring us to reduce prices for our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.
A downgrade in the credit ratings or insurer financial strength ratings of MetLife, Inc. or its subsidiaries would likely impact us in the following ways:

•	impact our ability to generate cash flows from the sale of funding agreements and other capital market products offered by our Corporate Benefit Funding segment;

•	impact the cost and availability of financing for MetLife, Inc. and its subsidiaries; and

•
result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting investments held by the subsidiaries subject to the agreements. See “— Liquidity and Capital Uses — Pledged Collateral.”

Statutory Capital and Dividends
Our insurance subsidiaries have statutory surplus well above levels to meet current regulatory requirements.
Except for American Life and Exeter, risk-based capital (“RBC”) requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to each of our domestic insurance subsidiaries. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of each of those RBC levels.
American Life does not conduct insurance business in Delaware or any other domestic state and, as such, is exempt from RBC requirements by Delaware law. In addition to Delaware, American Life operations are regulated by applicable authorities of the countries in which it operates and is subject to capital and solvency requirements in those countries. Exeter, which prepares financial statements on a modified GAAP basis, as approved by the Delaware Commissioner of Insurance, likewise is not subject to the RBC requirements that generally apply to insurers that prepare statutory-basis financial statements.
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

Affiliated Captive Reinsurance Transactions
Various subsidiaries of MetLife, Inc. cede specific policy classes, including term and universal life insurance, participating whole life insurance, long term disability insurance, group life insurance, variable annuity benefit guarantees and other business, to various wholly-owned captive reinsurers. These wholly-owned captive reinsurers primarily reinsure MetLife, Inc. business and the majority of the reinsurance activities within the captive reinsurers are eliminated within our consolidated results of operations. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld receivable assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of several of the domestic affiliated captive reinsurers, as well as provided guarantees of the captive reinsurers’ repayment obligations on the letters of credit. MetLife, Inc. has also provided guarantees of reinsurers’ repayment obligations on derivative and certain reinsurance agreements entered into by the captives. See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” for further details on certain of these guarantees. Various subsidiaries of MetLife, Inc. enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business. Various subsidiaries of MetLife, Inc. cede variable annuity guaranteed minimum benefit risks to an affiliated captive reinsurer, which allows us to consolidate hedging and other risk management programs.
Recently, the NAIC and the Department of Financial Services have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities. One of the recommendations of the Department of Financial Services is that state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers, until their inquiries are complete. We are not aware of any states other than New York implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products or to hedge the associated risks effectively in the future. This may result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We will evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.
Our variable annuity guaranteed minimum benefit risk and certain other risks are currently ceded to a Delaware affiliated captive reinsurer. MetLife, Inc. is planning to merge this captive reinsurer with three U.S.-based life insurance companies in the fourth quarter of 2014, subject to regulatory approvals, to create one larger U.S.-based and U.S. regulated life insurance company. This will further reduce the Company’s exposure to and use of captive reinsurers. See “— Executive Summary” for further information on the Mergers. See also “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation — U.S.” and Note 6 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.

Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Sources:
Net cash provided by operating activities	$16,131	$17,160	$10,273
Net cash provided by changes in policyholder account balances	—	4,290	4,321
Net cash provided by changes in payables for collateral under securities loaned and other transactions	—	—	6,444
Net cash provided by changes in bank deposits	8	—	96
Net cash provided by short-term debt issuances	75	—	380
Long-term debt issued	1,372	750	1,346
Cash received in connection with collateral financing arrangements, net	—	—	37
Net change in liability for securitized reverse residential mortgage loans	—	1,198	—
Cash received in connection with redeemable noncontrolling interests	774	—	—
Common stock issued, net of issuance costs	1,000	1,000	2,950
Net cash provided by other, net	—	609	212
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	11	—
Total sources	19,360	25,018	26,059
Uses:
Net cash used in investing activities	15,165	11,929	22,218
Net cash used for changes in policyholder account balances	5,681	—	—
Net cash used for changes in payables for collateral under securities loaned and other transactions	3,276	29	—
Net cash used for changes in bank deposits	—	4,169	—
Net cash used for short-term debt repayments	—	586	—
Long-term debt repaid	1,746	1,702	2,042
Collateral financing arrangements repaid	—	349	502
Cash paid in connection with collateral financing arrangements	—	44	—
Redemption of convertible preferred stock	—	—	2,805
Preferred stock redemption premium	—	—	146
Dividends on preferred stock	122	122	122
Dividends on common stock	1,119	811	787
Net cash used in other, net	192	—	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	212	—	22
Total uses	27,513	19,741	28,644
Net increase (decrease) in cash and cash equivalents	$(8,153)	$5,277	$(2,585)

Cash Flows from Operations
The principal cash inflows from our insurance activities come from insurance premiums, annuity considerations and deposit funds. The principal cash outflows relate to the liabilities associated with various life insurance, property & casualty, annuity and group pension products, operating expenses and income tax, as well as interest on debt obligations. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.
Cash Flows from Investments
The principal cash inflows from our investment activities come from repayments of principal on investments, proceeds from maturities of investments, sales of investments, settlements of freestanding derivatives and net investment income. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. Additional cash outflows include those related to our securities lending activities and purchases of businesses. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our credit risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
Financing Cash Flows
The principal cash inflows from our financing activities come from issuances of debt, issuances of MetLife, Inc.’s securities, and deposits of funds associated with PABs. The principal cash outflows come from repayments of debt, payments of dividends on MetLife, Inc.’s securities and withdrawals associated with PABs. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contractholder and policyholder withdrawal.
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
Common Stock
In September 2013 and October 2012, MetLife, Inc. issued 22,679,955 and 28,231,956 new shares, respectively, of its common stock, each for $1.0 billion, in connection with the remarketing of senior debt securities and settlement of stock purchase contracts. See “— Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts.”
In March 2011, MetLife, Inc. issued 68,570,000 new shares of its common stock at a price of $43.25 per share for proceeds of $2.9 billion, net of $16 million of issuance costs. The proceeds were used to repurchase all of MetLife, Inc.’s convertible preferred stock. See “— Liquidity and Capital Uses — Convertible Preferred Stock Repurchases” and Note 16 of the Notes to the Consolidated Financial Statements.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “— Credit and Committed Facilities”). MetLife Funding, a subsidiary of Metropolitan Life Insurance Company (“MLIC”), serves as our centralized finance unit. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to MetLife, Inc., MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper programs fluctuate in line with changes to affiliates’ financing arrangements.

Federal Home Loan Bank Funding Agreements, Reported in PABs
Certain of our domestic insurance subsidiaries are members of a regional FHLB. During the years ended December 31, 2013, 2012 and 2011, we issued $11.5 billion, $17.4 billion and $8.8 billion, respectively, and repaid $11.8 billion, $14.8 billion and $8.7 billion, respectively, under funding agreements with certain regional FHLBs. At December 31, 2013 and 2012, total obligations outstanding under these funding agreements were $15.0 billion and $15.4 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in PABs
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2013, 2012 and 2011, we issued $37.7 billion, $35.1 billion and $39.9 billion, respectively, and repaid $36.8 billion, $31.1 billion and $41.6 billion, respectively, under such funding agreements. At December 31, 2013 and 2012, total obligations outstanding under these funding agreements were $31.2 billion and $30.0 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in PABs
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the years ended December 31, 2013 and 2012, there were no issuances or repayments under such funding agreements. During the year ended December 31, 2011, we issued $1.5 billion and repaid $1.5 billion under such funding agreements. At both December 31, 2013 and 2012, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Debt Issuances and Other Borrowings
See Note 12 of the Notes to the Consolidated Financial Statements for further information on the following issuances of debt and other borrowings:

•	In November 2013, MetLife, Inc. issued $1.0 billion of senior notes for general corporate purposes, which include repayment of certain senior notes upon their maturity in 2014;

•	In August 2012, MetLife, Inc. issued $750 million of senior notes for general corporate purposes, which include repayment of certain senior notes upon their maturity in 2013;

•
During the year ended December 31, 2011, MetLife Bank received advances related to long-term borrowings totaling $1.3 billion, and during the years ended December 31, 2012 and 2011, MetLife Bank received advances related to short-term borrowings totaling $150 million and $10.1 billion, respectively, from the FHLB of New York (“FHLB of NY”).

Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts
In both September 2013 and October 2012, MetLife, Inc. closed the successful remarketings of $1.0 billion of senior debt securities underlying the common equity units which were issued in November 2010 in connection with the ALICO Acquisition. MetLife, Inc. did not receive any proceeds from the remarketings. Most holders of common equity units used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts provided proceeds to MetLife, Inc. of $1.0 billion in each of September 2013 and October 2012 in exchange for shares of MetLife, Inc.’s common stock. In September 2013 and October 2012, MetLife, Inc. delivered 22,679,955 and 28,231,956 shares, respectively, of its newly issued common stock to settle the stock purchase contracts.
See Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding the remarketings.

Credit and Committed Facilities
We maintain unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at December 31, 2013. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2013, we had outstanding $192 million in letters of credit and no drawdowns against these facilities. Remaining availability was $3.8 billion at December 31, 2013. In connection with the October 2013 re-domestication of Exeter to Delaware and the related redistribution of assets held in trust at Exeter, $1.9 billion of outstanding letters of credit were no longer required and therefore canceled by the Company. Accordingly, remaining availability under the unsecured credit facilities increased by $1.9 billion in October 2013. See “— Executive Summary” for further information regarding the re-domestication of Exeter and the Mergers.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At December 31, 2013, $6.7 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding against these facilities. Remaining availability was $2.9 billion at December 31, 2013.
See Note 12 of the Notes to the Consolidated Financial Statements for further information about these facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	December 31,
	2013	2012
	(In millions)
Short-term debt	$175	$100
Long-term debt (1)	$17,198	$16,535
Collateral financing arrangements (2)	$4,196	$4,196
Junior subordinated debt securities (2)	$3,193	$3,192
______________

(1)
Excludes $1.5 billion and $2.5 billion at December 31, 2013 and 2012, respectively, of long-term debt relating to CSEs — FVO (see Note 8 of the Notes to the Consolidated Financial Statements). For more information regarding long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements.

(2)
For information regarding prior issuances of collateral financing arrangements and junior subordinated debt securities, see Notes 13 and 14 of the Notes to the Consolidated Financial Statements, respectively.

Dispositions
Cash proceeds from dispositions during the years ended December 31, 2013, 2012 and 2011 were $407 million, $605 million and $449 million, respectively. During the year ended December 31, 2013, the sale of MetLife Bank’s depository business resulted in cash outflows of $6.4 billion as a result of the buyer’s assumption of the bank deposits liability in exchange for our cash payment.
See Notes 3 and 23 of the Notes to the Consolidated Financial Statements for additional information.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:

Convertible Preferred Stock Repurchases
In March 2011, MetLife, Inc. repurchased for $2.9 billion and canceled all of the convertible preferred stock issued in November 2010 in connection with the ALICO Acquisition. See Note 16 of the Notes to the Consolidated Financial Statements.
Common Stock Repurchases
At December 31, 2013, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. See “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information relating to such authorizations. During the years ended December 31, 2013, 2012 and 2011, we did not repurchase any shares of common stock under the repurchase program.
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
Dividends
During the years ended December 31, 2013, 2012 and 2011, MetLife, Inc. paid dividends on its common stock of $1.1 billion, $811 million and $787 million, respectively. During each of the years ended December 31, 2013, 2012 and 2011, MetLife, Inc. paid dividends on its preferred stock of $122 million. See Note 16 of the Notes to the Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. On January 6, 2014, the MetLife, Inc. Board of Directors declared a first quarter 2014 common stock dividend of $0.275 per share payable on March 13, 2014 to shareholders of record as of February 6, 2014. The Company estimates the aggregate dividend payment will be $310 million.
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B. The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve Board, if, in the future, MetLife, Inc. is designated as a non-bank SIFI. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI.” In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “Business — International Regulation — Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — We Have Been, and May Continue to be, Prevented from Repurchasing Our Stock and Paying Dividends at the Level We Wish as a Result of Regulatory Restrictions and Restrictions Under the Terms of Certain of Our Securities” and Note 16 of the Notes to the Consolidated Financial Statements.

Debt Repayments
See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt and collateral financing arrangements, respectively, including:

•	In November and August 2013, MetLife, Inc. repaid at maturity its $500 million and $250 million senior notes, respectively;

•	In June and December 2012, MetLife, Inc. repaid at maturity its $397 million and $400 million senior notes, respectively;

•	In December 2011, MetLife, Inc. repaid at maturity its $750 million senior note;

•
During the years ended December 31, 2012 and 2011, MetLife Bank made to the FHLB of NY long-term debt repayments of $374 million and $750 million, and short-term debt repayments of $735 million and $9.7 billion, respectively; and

•
In June 2012 and December 2011, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $451 million and $650 million, respectively, in aggregate principal amounts of surplus notes.

Debt and Facility Covenants
Certain of our debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at December 31, 2013.
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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of MetLife, Inc. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity's insurance liabilities. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands. See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements.”
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. In each of the years ended December 31, 2013 and 2012, general account surrenders and withdrawals from annuity products were $4.3 billion. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $2.2 billion at December 31, 2013 of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $135 million were subject to a notice period of 90 days. The remaining liabilities are subject to a notice period of five months or greater. See “— Contractual Obligations.”

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2013 and 2012, we were obligated to return cash collateral under our control of $2.0 billion and $6.0 billion, respectively. At December 31, 2013 and 2012, we had pledged cash collateral of $3 million and $1 million, respectively, for OTC-bilateral derivative contracts between two counterparties (“OTC-bilateral”) in a net liability position. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would require $27 million of additional collateral be provided to our counterparties as of December 31, 2013. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions. In addition, we have pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities. See Note 13 of the Notes to the Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $28.3 billion and $27.7 billion at December 31, 2013 and 2012, respectively. Of these amounts, $6.0 billion and $5.0 billion at December 31, 2013 and 2012, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2013 was $5.9 billion, of which $5.6 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See “— Investments — Securities Lending” for further information.
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
Acquisitions
Cash outflows for acquisitions during the years ended December 31, 2013, 2012 and 2011 were $1.9 billion, $49 million and $233 million, respectively. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding acquisitions.

Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2013:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$347,807	$17,779	$13,341	$15,285	$301,402
Policyholder account balances	294,016	35,547	41,475	27,889	189,105
Payables for collateral under securities loaned and other transactions	30,411	30,411	—	—	—
Debt	42,237	2,724	4,629	3,987	30,897
Investment commitments	8,651	8,458	193	—	—
Operating leases	1,765	264	402	300	799
Other	18,040	17,576	—	—	464
Total	$742,927	$112,759	$60,040	$47,461	$522,667
Insurance Liabilities
Insurance liabilities include future policy benefits, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation, which are all reported on the consolidated balance sheet and are more fully described in Notes 1 and 4 of the Notes to the Consolidated Financial Statements. The amounts presented reflect future estimated cash payments and (i) are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and (ii) consider future premium receipts on current policies in-force. All estimated cash payments presented are undiscounted as to interest, net of estimated future premiums on in-force policies and gross of any reinsurance recoverable. Payment of amounts related to policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, we have reflected the obligation at the amount of the liability, if any, presented in the consolidated balance sheet in the more than five years category. Additionally, the more than five years category includes estimated payments due for periods extending for more than 100 years.

The sum of the estimated cash flows shown for all years of $347.8 billion exceeds the liability amounts of $205.6 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; and (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and are partially offset by liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Actual cash payments may differ significantly from the liabilities as presented in the consolidated balance sheets and the estimated cash payments as presented due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.
For the majority of our insurance operations, estimated contractual obligations for future policy benefits and PABs, as presented, are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. See “— Policyholder Account Balances.”
Policyholder Account Balances
See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for a description of the components of PABs. See “— Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policy benefits and PABs.
Amounts presented represent the estimated cash payments undiscounted as to interest and including assumptions related to the receipt of future premiums and deposits; withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type. Such estimated cash payments are also presented net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. For obligations denominated in foreign currencies, cash payments have been estimated using current spot foreign currency rates.
The sum of the estimated cash flows shown for all years of $294.0 billion exceeds the liability amount of $212.9 billion included on the consolidated balance sheets principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability in the consolidated balance sheets of $2.3 billion at December 31, 2013.
Debt
Amounts presented for debt include short-term debt, long-term debt, collateral financing arrangements and junior subordinated debt securities, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet due to the following: (i) the amounts presented herein do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) the amounts presented herein include future interest on such obligations for the period from January 1, 2014 through maturity; and (iii) the amounts presented herein do not include $1.5 billion at December 31, 2013 of long-term debt relating to CSEs — FVO as such debt does not represent our contractual obligations. Future interest on variable rate debt was computed using prevailing rates at December 31, 2013 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2014 through maturity, except with respect to junior subordinated debt which was computed using the stated rates through the scheduled redemption dates as it is our expectation that such obligations will be redeemed at that time. Inclusion of interest payments on junior subordinated debt securities through the final maturity dates would increase the contractual obligation by $7.7 billion. Pursuant to collateral financing arrangements, MetLife, Inc. may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See Note 13 of the Notes to the Consolidated Financial Statements.

Investment Commitments
To enhance the return on our investment portfolio, we commit to lend funds under mortgage loans, bank credit facilities, bridge loans and private corporate bond investments and we commit to fund partnership investments. In the table, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to fund partnerships and bank credit facilities, we anticipate that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the one year or less category. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category. See Note 21 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”
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
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the estimated fair value of forward stock purchase contracts, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheets. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheets that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $1.0 billion was excluded as the timing of payment cannot be reliably determined.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2013.
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

Liquid Assets
At December 31, 2013 and 2012, MetLife, Inc. and other MetLife holding companies had $5.9 billion and $5.7 billion, respectively. in liquid assets. Of these amounts, $5.5 billion and $5.0 billion were held by MetLife, Inc. and $453 million and $719 million were held by other MetLife holding companies, at December 31, 2013 and 2012, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; and (iii) investments pledged in support of derivatives.
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
Potential Restrictions and Limitations on Non-Bank SIFI and Global Systemically Important Insurers
MetLife Bank has terminated its FDIC insurance and MetLife, Inc. de-registered as a bank holding company. As a result, MetLife, Inc. is no longer subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank systemically important financial institution (“non-bank SIFI”), it could once again be subject to regulation by the Federal Reserve Board and enhanced supervision and prudential standards. In addition, if MetLife, Inc. is designated as a non-bank SIFI or if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any such additional capital requirements that might be imposed. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “Business — International Regulation.”

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
The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2014	2013			2012			2011
Company	Permitted w/o Approval (1)	Paid (2)		Permitted w/o Approval (3)	Paid (2)		Permitted w/o Approval (3)	Paid (2)		Permitted w/o Approval (3)
	(In millions)
Metropolitan Life Insurance Company	$1,116	$1,428		$1,428	$1,023		$1,350	$1,321	(4)	$1,321
American Life Insurance Company	$—	$—		$523	$1,300	(5)	$168	$661		$661
MetLife Insurance Company of Connecticut	$1,061	$1,000		$1,330	$706	(6)	$504	$517		$517
Metropolitan Property and Casualty Insurance Company	$218	$100		$74	$100		$—	$30		$—
Metropolitan Tower Life Insurance Company	$73	$109	(7)	$77	$82		$82	$80		$80
MetLife Investors Insurance Company	$99	$129		$129	$18		$18	$—		$—
Delaware American Life Insurance Company	$16	$—		$7	$—		$12	$—		$—
______________

(1)
Reflects dividend amounts that may be paid during 2014 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2014, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Includes securities transferred to MetLife, Inc. of $170 million during the year ended December 31, 2011.

(5)
During May 2012, American Life received regulatory approval to pay an extraordinary dividend for an amount up to the funds remitted in connection with the restructuring of American Life’s business in Japan. Subsequently, $1.5 billion was remitted to American Life. See Note 3 of the Notes to the Consolidated Financial Statements. Of this approved amount, $1.3 billion was paid to MetLife, Inc., as an extraordinary dividend.

(6)
During June 2012, MICC distributed shares of an affiliate to its stockholders as an in-kind extraordinary dividend of $202 million, as calculated on a statutory basis. Regulatory approval for this extraordinary dividend was obtained due to the timing of payment. During December 2012, MICC paid a dividend to its stockholders in the amount of $504 million, which represented its ordinary dividend capacity at December 31, 2012. Due to the June 2012 in-kind dividend, a portion of this was extraordinary and regulatory approval was obtained.

(7)
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

In addition to the amounts presented in the table above, for the years ended December 31, 2013, 2012 and 2011, cash dividends in the aggregate amount of $0, $150 million and $139 million, respectively, were paid to MetLife, Inc. by certain of its other subsidiaries. Additionally, for the years ended December 31, 2013, 2012 and 2011, MetLife, Inc. received cash of $267 million, $9 million and $771 million, respectively, representing returns of capital from certain subsidiaries.
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
In the second quarter of 2013, MetLife, Inc. announced its plans for the Mergers. As a result, the aggregate amount of dividends permitted to be paid without insurance regulatory approval may be impacted. See “— Executive Summary” for further information on the Mergers.
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

Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both December 31, 2013 and 2012.
Debt Issuances and Other Borrowings
For information on MetLife, Inc.’s debt issuances and other borrowings, see “— The Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings.”
Collateral Financing Arrangements and Junior Subordinated Debt Securities
For information on MetLife, Inc.’s collateral financing arrangements and junior subordinated debt securities, see Notes 13 and 14 of the Notes to the Consolidated Financial Statements, respectively.
Credit and Committed Facilities
At December 31, 2013, MetLife, Inc., along with MetLife Funding, maintained $4.0 billion in unsecured credit facilities, the proceeds of which are available for general corporate purposes, to support our commercial paper programs and for the issuance of letters of credit. At December 31, 2013, MetLife, Inc. had outstanding $192 million in letters of credit and no drawdowns against these facilities. Remaining availability was $3.8 billion at December 31, 2013. See “— The Company — Liquidity and Capital Sources — Credit and Committed Facilities.”
MetLife, Inc. maintains committed facilities with a capacity of $300 million. At December 31, 2013, MetLife, Inc. had outstanding $300 million in letters of credit and no drawdowns against these facilities. There was no remaining availability at December 31, 2013. In addition, MetLife, Inc. is a party to committed facilities of certain of its subsidiaries, which aggregated $12.1 billion at December 31, 2013. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See Note 12 of the Notes to the Consolidated Financial Statements for further discussion of these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2013	2012
	(In millions)
Long-term debt — unaffiliated	$15,938	$15,669
Long-term debt — affiliated (1), (2), (3), (4)	$3,600	$3,250
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748
______________

(1)
In December 2013, MetLife, Inc. issued a $350 million senior note to MetLife Reinsurance Company of Delaware (“MRD”) due December 2033. The senior note bears interest at a fixed rate of 5.10%, payable semi-annually. MRD issued a $350 million surplus note to MetLife, Inc. in exchange for the senior note.

(2)
In December 2012, $1.25 billion of senior notes issued by Exeter, a subsidiary, payable to affiliates and comprised of three notes, were reassigned to MetLife, Inc. MetLife, Inc. received $1.25 billion of preferred stock of Exeter in exchange for the assumption of this affiliated debt. A $250 million senior note matures on September 30, 2016 and bears interest at a fixed rate of 7.44%, payable semi-annually. A $500 million senior note matures on July 15, 2021 and bears interest at a fixed rate of 5.64%, payable semi-annually. A $500 million senior note matures on December 16, 2021 and bears interest at a fixed rate of 5.86%, payable semi-annually.

(3)
In December 2012, MetLife, Inc. issued a $750 million senior note to MRD due September 30, 2032. The senior note bears interest at a fixed rate of 4.21%, payable semi-annually. MRD issued a $750 million surplus note to MetLife, Inc. in exchange for the senior note.

(4)
In September 2012, $750 million of senior notes issued by Exeter payable to MLIC, were reassigned to MetLife, Inc. MetLife, Inc. received $750 million of preferred stock of Exeter in exchange for the assumption of this affiliated debt. On September 30, 2012, $250 million of the assumed senior notes matured and, subsequently, in October 2012, a $250 million senior note was issued by MetLife, Inc. to MLIC. The $250 million senior note matures on October 1, 2019 and bears interest at a fixed rate of 3.57%, payable semi-annually. The remaining $500 million senior note matures on June 30, 2014 and bears interest at a fixed rate of 6.44%, payable semi-annually.

Dispositions
Cash proceeds from dispositions during the years ended December 31, 2013 and 2011 were $17 million and $180 million, respectively. During the year ended December 31, 2012, there were no cash proceeds from dispositions. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding dispositions.
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
Affiliated Capital Transactions
During the years ended December 31, 2013, 2012 and 2011, MetLife, Inc. invested an aggregate of $934 million, $3.5 billion and $1.9 billion, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $2.3 billion and $750 million at December 31, 2013 and 2012, respectively.
In December 2013, MRD issued a $350 million surplus note to MetLife, Inc. due December 31, 2033. The surplus note bears interest at a fixed rate of 6.0%, payable semi-annually. MetLife, Inc. issued a $350 million senior note to MRD in exchange for the surplus note.
In July 2013, MetLife Ireland Treasury Limited (“MITL”) borrowed the Chilean peso equivalent of $1.5 billion from MetLife, Inc. The loan bears interest at a fixed rate of 8.5%, payable annually. In December 2013, MITL repaid $245 million of the loan to MetLife, Inc. See “— Acquisitions.”
In April 2013, MetLife Bank’s Board of Directors, with prior approval of the Office of the Comptroller of the Currency, approved the reduction of its permanent capital by $550 million through a purchase of its $300 million of outstanding preferred stock held by MetLife, Inc. and a return of capital of $250 million to MetLife, Inc. In May 2013, MetLife, Inc. received $550 million in cash to settle these transactions.
In December 2012, MRD issued a $750 million surplus note to MetLife, Inc. due September 2032. The surplus note bears interest at a fixed rate of 5.13%, payable semi-annually. MetLife, Inc. issued a $750 million senior note to MRD in exchange for the surplus note.

Debt Repayments
For information on MetLife, Inc.’s debt repayments, see “— The Company — Liquidity and Capital Uses — Debt Repayments.” MetLife, Inc. intends to repay all or refinance in whole or in part the debt that is due in 2014.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at December 31, 2013.
Maturities of Senior Notes
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity through 2018 and 2019 to 2045, excluding any premium or discount, at December 31, 2013:

Year of Maturity	Principal	Interest Rate
	(In millions)
2014	$1,000	2.38%
2014	$350	5.50%
2014	$500	6.44%
2015	$1,000	5.00%
2016	$1,250	6.75%
2016	$250	7.44%
2017	$500	1.76%
2018	$500	2.46%
2018	$1,035	6.82%
2019 - 2045	$12,677	Ranging from 2.46% - 7.72
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

MetLife, Inc. guarantees the obligations of its subsidiary, DelAm, under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life on behalf of its Japan operations. Also, MetLife, Inc. guarantees the obligations of its subsidiary, Missouri Reinsurance, Inc. (“MoRe”), under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes certain group term life insurance liabilities and a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.
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
MetLife, Inc. guarantees obligations arising from derivatives of the following subsidiaries: Exeter, MetLife International Holdings, Inc. and MetLife Worldwide Holdings, Inc. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2013 and 2012, derivative transactions with positive mark-to-market values (in-the-money) were $568 million and $3.2 billion, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $734 million and $22 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $651 million and $12 million at December 31, 2013 and 2012, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $83 million and $10 million at December 31, 2013 and 2012, respectively.

MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 12 of the Notes to the Consolidated Financial Statements.
Acquisitions
During the years ended December 31, 2013, 2012 and 2011, there were no cash outflows for acquisitions. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company’s acquisitions.
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

The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

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
Subsequent Events
See Note 23 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have developed an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) within our GRM, ALM Unit, Treasury Department and Investments Department. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. The ERC is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired targets, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary insurance company level that manage capital and risk positions, approve ALM strategies and establish corporate business standards, report to the ERC.
Global Risk Management
Independent from the lines of business, the centralized GRM, led by the CRO collaborates and coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated and reported across the Company. The CRO reports to the CEO and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
GRM considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. GRM’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines our enterprise approach for managing risk;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic basis;

•	recommending capital allocations on an economic capital basis; and

•
reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MLIC’s Board of Directors, which assists MetLife, Inc.’s Board of Directors in overseeing certain investment activities of the enterprise; and (iii) the financial and non-financial senior management committees on various aspects of risk.

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, GRM, the Portfolio Management Unit, and the senior members of the business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, our ALM Steering Committee oversees the activities of the underlying ALM Committees.
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
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits and certain PABs. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
Management of Market Risk Exposures
We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.
Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The Department of Financial Services regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities and any non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.

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
Foreign Currency Exchange Rate Risk Management
We assume foreign currency exchange rate risk primarily in three ways: investments in foreign subsidiaries, purchases of foreign currency denominated investments and the sale of certain insurance products.

•
The Foreign Exchange Committee, in coordination with the Treasury Department, is responsible for managing our exposure to investments in foreign subsidiaries. Limits to exposures are established by the Treasury Department and monitored by GRM. The Investments Department manages exposure.

•
The Investments Department is responsible for managing the exposure to foreign currency denominated investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by the Board of Directors and are reported to the Board of Directors on a periodic basis.

•
Management of each of the Company’s segments, with oversight from the Foreign Exchange Committee, is responsible for establishing limits and managing any foreign currency exchange rate exposure caused by the sale or issuance of insurance products.

We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and financial statement volatility associated with our investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.
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
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and statutory capital. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•
Risks Related to Living Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with variable annuity living guarantee benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2013. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at December 31, 2013:

December 31, 2013
(In millions)
Non-trading:
Interest rate risk	$6,777
Foreign currency exchange rate risk	$6,562
Equity market risk	$95
Trading:
Interest rate risk	$11
Foreign currency exchange rate risk	$5

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments at December 31, 2013 by type of asset or liability:

	December 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$350,187	$(6,684)
Equity securities		$3,402	—
Fair value option and trading securities		$1,289	(11)
Mortgage loans:
Held-for-investment		$58,259	(380)
Held-for-sale		3	—
Mortgage loans, net		$58,262	(380)
Policy loans		$13,206	(135)
Short-term investments		$13,955	(2)
Other invested assets		$1,103	—
Cash and cash equivalents		$7,585	—
Accrued investment income		$4,255	—
Premiums, reinsurance and other receivables		$3,110	(155)
Other assets		$352	(5)
Net embedded derivatives within asset host contracts (2)		$285	(22)
Total assets			$(7,394)
Liabilities: (3)
Policyholder account balances		$137,773	$597
Payables for collateral under securities loaned and other transactions		$30,411	—
Short-term debt		$175	—
Long-term debt		$18,564	363
Collateral financing arrangements		$3,984	—
Junior subordinated debt securities		$3,789	133
Other liabilities:
Trading liabilities		$262	5
Other		$2,240	124
Net embedded derivatives within liability host contracts (2)		$(969)	528
Total liabilities			$1,750
Derivative Instruments:
Interest rate swaps	$116,894	$2,709	$(935)
Interest rate floors	$63,064	$105	(16)
Interest rate caps	$39,460	$177	52
Interest rate futures	$6,011	$—	5
Interest rate options	$40,978	$12	(127)
Interest rate forwards	$450	$—	(30)
Synthetic GICs	$4,409	$—	—
Foreign currency swaps	$24,472	$(693)	(15)
Foreign currency forwards	$17,428	$(332)	(2)
Currency futures	$1,316	$—	—
Currency options	$9,627	$323	(7)
Credit default swaps	$12,780	$121	—
Equity futures	$5,157	$(42)	—
Equity options	$37,411	$276	(72)
Variance swaps	$21,636	$(403)	3
Total rate of return swaps	$3,802	$(179)	—
Total derivative instruments			$(1,144)
Net Change			$(6,788)
______________

(1)
Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans, fair value option and trading securities and long-term debt exclude $1.6 billion, $23 million and $1.5 billion, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $203.2 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk increased by $787 million, or 13%, to $6.8 billion at December 31, 2013 from $6.0 billion at December 31, 2012. This change was primarily due to an increase in interest rates across the swap and U.S. Treasury curves of $1.2 billion and was offset by the use of derivatives by the Company of $442 million during the year ended December 31, 2013.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at December 31, 2013 by type of asset or liability:

	December 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$350,187	$(8,590)
Equity securities		$3,402	(100)
Fair value option and trading securities		$1,289	(5)
Mortgage loans:
Held-for-investment		$58,259	(644)
Held-for-sale		3	—
Mortgage loans, net		$58,262	(644)
Policy loans		$13,206	(168)
Short-term investments		$13,955	(228)
Other invested assets		$1,103	(102)
Cash and cash equivalents		$7,585	(293)
Accrued investment income		$4,255	(70)
Premiums, reinsurance and other receivables		$3,110	(60)
Other assets		$352	(7)
Net embedded derivatives within asset host contracts (2)		$285	(12)
Total assets			$(10,279)
Liabilities: (3)
Policyholder account balances		$137,773	$2,649
Payables for collateral under securities loaned and other transactions		$30,411	121
Long-term debt		$18,564	137
Other liabilities		$2,502	13
Net embedded derivatives within liability host contracts (2)		$(969)	130
Total liabilities			$3,050
Derivative Instruments:
Interest rate swaps	$116,894	$2,709	$(31)
Interest rate floors	$63,064	$105	—
Interest rate caps	$39,460	$177	—
Interest rate futures	$6,011	$—	1
Interest rate options	$40,978	$12	(7)
Interest rate forwards	$450	$—	—
Synthetic GICs	$4,409	$—	—
Foreign currency swaps	$24,472	$(693)	668
Foreign currency forwards	$17,428	$(332)	(209)
Currency futures	$1,316	$—	(112)
Currency options	$9,627	$323	361
Credit default swaps	$12,780	$121	—
Equity futures	$5,157	$(42)	5
Equity options	$37,411	$276	(15)
Variance swaps	$21,636	$(403)	1
Total rate of return swaps	$3,802	$(179)	—
Total derivative instruments			$662
Net Change			$(6,567)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans, fair value option and trading securities and long-term debt exclude $1.6 billion, $23 million and $1.5 billion, respectively, related to CSEs. See Note 8 of the Notes to Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $203.2 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in foreign currency exchange rates.

Foreign currency exchange rate risk decreased by $5 million during the year ended December 31, 2013. This change was primarily due to an increase in exposure to the British Pound offset by a decrease in exposure to the Japanese Yen.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at December 31, 2013 by type of asset or liability:

	December 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets:
Equity securities		$3,402	$340
Net embedded derivatives within asset host contracts (2)		$285	(17)
Total assets			323
Liabilities:
Policyholder account balances		$137,773	—
Net embedded derivatives within liability host contracts (2)		$(969)	665
Total liabilities			$665
Derivative Instruments:
Interest rate swaps	$116,894	$2,709	$—
Interest rate floors	$63,064	$105	—
Interest rate caps	$39,460	$177	—
Interest rate futures	$6,011	$—	—
Interest rate options	$40,978	$12	—
Interest rate forwards	$450	$—	—
Synthetic GICs	$4,409	$—	—
Foreign currency swaps	$24,472	$(693)	—
Foreign currency forwards	$17,428	$(332)	—
Currency futures	$1,316	$—	—
Currency options	$9,627	$323	—
Credit default swaps	$12,780	$121	—
Equity futures	$5,157	$(42)	(456)
Equity options	$37,411	$276	(238)
Variance swaps	$21,636	$(403)	10
Total rate of return swaps	$3,802	$(179)	(399)
Total derivative instruments			$(1,083)
Net Change			$(95)
______________

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
Equity price risk decreased by $224 million to $95 million at December 31, 2013 from $319 million at December 31, 2012. This decrease was primarily due to the use of derivatives by the Company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetLife, Inc.:
We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2014

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2013 and 2012
(In millions, except share and per share data)

	2013	2012
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $333,599 and $340,870, respectively; includes $4,005 and $3,378, respectively, relating to variable interest entities)	$350,187	$374,266
Equity securities available-for-sale, at estimated fair value (cost: $3,012 and $2,838, respectively)	3,402	2,891
Fair value option and trading securities, at estimated fair value (includes $662 and $659, respectively, of actively traded securities; and $92 and $112, respectively, relating to variable interest entities)	17,423	16,348
Mortgage loans:
Held-for-investment, principally at amortized cost (net of valuation allowances of $322 and $347, respectively; includes $1,621 and $2,715, respectively, at estimated fair value, relating to variable interest entities; includes $338 and $0, respectively, under the fair value option)	57,703	56,592
Held-for-sale, principally at estimated fair value (includes $0 and $49, respectively, under the fair value option)	3	414
Mortgage loans, net	57,706	57,006
Policy loans (includes $2 and $0, respectively, relating to variable interest entities)	11,764	11,884
Real estate and real estate joint ventures (includes $1,141 and $10, respectively, relating to variable interest entities; includes $186 and $1, respectively, of real estate held-for-sale)	10,712	9,918
Other limited partnership interests (includes $53 and $274, respectively, relating to variable interest entities)	7,401	6,688
Short-term investments, principally at estimated fair value (includes $8 and $0, respectively, relating to variable interest entities)	13,955	16,906
Other invested assets, principally at estimated fair value (includes $78 and $81, respectively, relating to variable interest entities)	16,229	21,145
Total investments	488,779	517,052
Cash and cash equivalents, principally at estimated fair value (includes $70 and $99, respectively, relating to variable interest entities)	7,585	15,738
Accrued investment income (includes $26 and $13, respectively, relating to variable interest entities)	4,255	4,374
Premiums, reinsurance and other receivables (includes $22 and $5, respectively, relating to variable interest entities)	21,859	21,634
Deferred policy acquisition costs and value of business acquired (includes $255 and $0, respectively, relating to variable interest entities)	26,706	24,761
Goodwill	10,542	9,953
Other assets (includes $152 and $5, respectively, relating to variable interest entities)	8,369	7,876
Separate account assets (includes $1,033 and $0, respectively, relating to variable interest entities)	317,201	235,393
Total assets	$885,296	$836,781
Liabilities and Equity
Liabilities
Future policy benefits (includes $516 and $0, respectively, relating to variable interest entities)	$187,942	$192,351
Policyholder account balances (includes $56 and $0, respectively, relating to variable interest entities)	212,885	225,821
Other policy-related balances (includes $123 and $0, respectively, relating to variable interest entities)	15,214	15,463
Policyholder dividends payable	675	728
Policyholder dividend obligation	1,771	3,828
Payables for collateral under securities loaned and other transactions	30,411	33,687
Bank deposits	—	6,416
Short-term debt	175	100
Long-term debt (includes $1,868 and $2,527, respectively, at estimated fair value, relating to variable interest entities)	18,653	19,062
Collateral financing arrangements	4,196	4,196
Junior subordinated debt securities	3,193	3,192
Current income tax payable	186	401
Deferred income tax liability	6,643	8,693
Other liabilities (includes $88 and $40, respectively, relating to variable interest entities)	23,168	22,492
Separate account liabilities (includes $1,033 and $0, respectively, relating to variable interest entities)	317,201	235,393
Total liabilities	822,313	771,823
Contingencies, Commitments and Guarantees (Note 21)
Redeemable noncontrolling interests	887	121
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,125,224,024 and 1,094,880,623 shares issued at December 31, 2013 and 2012, respectively; 1,122,030,137 and 1,091,686,736 shares outstanding at December 31, 2013 and 2012, respectively	11	11
Additional paid-in capital	29,277	28,011
Retained earnings	27,332	25,205
Treasury stock, at cost; 3,193,887 shares at December 31, 2013 and 2012	(172)	(172)
Accumulated other comprehensive income (loss)	5,104	11,397
Total MetLife, Inc.’s stockholders’ equity	61,553	64,453
Noncontrolling interests	543	384
Total equity	62,096	64,837
Total liabilities and equity	$885,296	$836,781
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011
(In millions, except per share data)

	2013	2012	2011
Revenues
Premiums	$37,674	$37,975	$36,361
Universal life and investment-type product policy fees	9,451	8,556	7,806
Net investment income	22,232	21,984	19,585
Other revenues	1,920	1,906	2,532
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(106)	(346)	(924)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(60)	29	(31)
Other net investment gains (losses)	327	(35)	88
Total net investment gains (losses)	161	(352)	(867)
Net derivative gains (losses)	(3,239)	(1,919)	4,824
Total revenues	68,199	68,150	70,241
Expenses
Policyholder benefits and claims	38,107	37,987	35,471
Interest credited to policyholder account balances	8,179	7,729	5,603
Policyholder dividends	1,259	1,369	1,446
Goodwill impairment	—	1,868	—
Other expenses	16,602	17,755	18,537
Total expenses	64,147	66,708	61,057
Income (loss) from continuing operations before provision for income tax	4,052	1,442	9,184
Provision for income tax expense (benefit)	661	128	2,793
Income (loss) from continuing operations, net of income tax	3,391	1,314	6,391
Income (loss) from discontinued operations, net of income tax	2	48	24
Net income (loss)	3,393	1,362	6,415
Less: Net income (loss) attributable to noncontrolling interests	25	38	(8)
Net income (loss) attributable to MetLife, Inc.	3,368	1,324	6,423
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	—	—	146
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,246	$1,202	$6,155
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$2.94	$1.08	$5.79
Diluted	$2.91	$1.08	$5.74
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$2.94	$1.12	$5.81
Diluted	$2.91	$1.12	$5.76
Cash dividends declared per common share	$1.01	$0.74	$0.74
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Net income (loss) attributable to MetLife, Inc.	$3,368	$1,324	$6,423
Net income (loss) attributable to noncontrolling interests (1)	25	29	5
Net income (loss) (1)	3,393	1,353	6,428
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(8,086)	9,394	6,867
Unrealized gains (losses) on derivatives	(899)	(239)	1,573
Foreign currency translation adjustments	(975)	(139)	9
Defined benefit plans adjustment	1,292	(842)	(760)
Other comprehensive income (loss), before income tax	(8,668)	8,174	7,689
Income tax (expense) benefit related to items of other comprehensive income (loss)	2,329	(2,851)	(2,789)
Other comprehensive income (loss), net of income tax	(6,339)	5,323	4,900
Comprehensive income (loss)	(2,946)	6,676	11,328
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	(21)	38	(33)
Comprehensive income (loss) attributable to MetLife, Inc.	$(2,925)	$6,638	$11,361
_______________

(1)
Net income (loss) attributable to noncontrolling interests and net income (loss) exclude gains (losses) of redeemable noncontrolling interests of less than $1 million, $9 million and ($13) million for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
For the Year Ended December 31, 2013
(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other- Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2012	$1	$11	$28,011	$25,205	$(172)	$14,642	$(223)	$(533)	$(2,489)	$64,453	$384	$64,837
Common stock issuance			1,000							1,000		1,000
Stock-based compensation			305							305		305
Dividends on preferred stock				(122)						(122)		(122)
Dividends on common stock				(1,119)						(1,119)		(1,119)
Change in equity of noncontrolling interests			(39)							(39)	180	141
Net income (loss)				3,368						3,368	25	3,393
Other comprehensive income (loss), net of income tax						(6,089)	84	(1,126)	838	(6,293)	(46)	(6,339)
Balance at December 31, 2013	$1	$11	$29,277	$27,332	$(172)	$8,553	$(139)	$(1,659)	$(1,651)	$61,553	$543	$62,096
______________

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests of less than $1 million.
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity — (Continued)
For the Year Ended December 31, 2012
(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2011	$1	$11	$26,782	$24,814	$(172)	$9,115	$(441)	$(648)	$(1,943)	$57,519	$370	$57,889
Common stock issuance			1,000							1,000		1,000
Stock-based compensation			229							229		229
Dividends on preferred stock				(122)						(122)		(122)
Dividends on common stock				(811)						(811)		(811)
Change in equity of noncontrolling interests										—	(24)	(24)
Net income (loss)				1,324						1,324	29	1,353
Other comprehensive income (loss), net of income tax						5,527	218	115	(546)	5,314	9	5,323
Balance at December 31, 2012	$1	$11	$28,011	$25,205	$(172)	$14,642	$(223)	$(533)	$(2,489)	$64,453	$384	$64,837
______________

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests of $9 million.
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity — (Continued)
For the Year Ended December 31, 2011
(In millions)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2010	$1	$—	$10	$26,423	$19,446	$(172)	$3,488	$(366)	$(528)	$(1,449)	$46,853	$365	$47,218
Redemption of convertible preferred stock				(2,805)							(2,805)		(2,805)
Preferred stock redemption premium					(146)						(146)		(146)
Common stock issuance			1	2,949							2,950		2,950
Stock-based compensation				215							215		215
Dividends on preferred stock					(122)						(122)		(122)
Dividends on common stock					(787)						(787)		(787)
Change in equity of noncontrolling interests											—	38	38
Net income (loss)					6,423						6,423	5	6,428
Other comprehensive income (loss), net of income tax							5,627	(75)	(120)	(494)	4,938	(38)	4,900
Balance at December 31, 2011	$1	$—	$11	$26,782	$24,814	$(172)	$9,115	$(441)	$(648)	$(1,943)	$57,519	$370	$57,889
______________

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests of ($13) million.
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$3,393	$1,362	$6,415
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	714	596	679
Amortization of premiums and accretion of discounts associated with investments, net	(167)	(426)	(477)
(Gains) losses on investments and derivatives and from sales of businesses, net	4,011	3,197	(3,181)
(Income) loss from equity method investments, net of dividends or distributions	99	108	315
Interest credited to policyholder account balances	8,179	7,729	5,603
Interest credited to bank deposits	2	78	95
Universal life and investment-type product policy fees	(9,451)	(8,556)	(7,806)
Goodwill impairment	—	1,868	—
Change in fair value option and trading securities	(1,433)	1,900	648
Change in residential mortgage loans held-for-sale, net	373	3,370	(4,530)
Change in mortgage servicing rights	—	153	(60)
Change in accrued investment income	293	219	525
Change in premiums, reinsurance and other receivables	(582)	(109)	58
Change in deferred policy acquisition costs and value of business acquired, net	(920)	(1,139)	(591)
Change in income tax	871	(883)	1,742
Change in other assets	1,767	2,951	2,360
Change in insurance-related liabilities and policy-related balances	6,897	5,918	7,081
Change in other liabilities	1,008	(1,699)	1,136
Other, net	1,077	523	261
Net cash provided by (used in) operating activities	16,131	17,160	10,273
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	117,523	103,823	104,302
Equity securities	725	1,140	2,006
Mortgage loans	12,881	14,673	13,486
Real estate and real estate joint ventures	356	1,018	1,296
Other limited partnership interests	807	974	1,121
Purchases of:
Fixed maturity securities	(117,826)	(115,793)	(116,939)
Equity securities	(943)	(627)	(1,481)
Mortgage loans	(14,677)	(11,442)	(14,694)
Real estate and real estate joint ventures	(1,880)	(1,942)	(1,534)
Other limited partnership interests	(1,356)	(1,323)	(1,147)
Cash received in connection with freestanding derivatives	1,567	1,933	2,815
Cash paid in connection with freestanding derivatives	(6,710)	(3,258)	(3,478)
Net change in securitized reverse residential mortgage loans	—	(1,198)	—
Sales of businesses, net of cash and cash equivalents disposed of $14, $29 and $54, respectively	393	576	126
Sale of bank deposits	(6,395)	—	—
Sale of interest in joint venture	—	—	265
Disposal of subsidiary	—	—	4
Purchases of businesses, net of cash and cash equivalents acquired of $20, $33 and $70, respectively	(1,840)	(16)	(163)
Net change in policy loans	(112)	(111)	(66)
Net change in short-term investments	2,955	593	(7,949)
Net change in other invested assets	(547)	(791)	(19)
Other, net	(86)	(158)	(169)
Net cash provided by (used in) investing activities	$(15,165)	$(11,929)	$(22,218)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Cash flows from financing activities
Policyholder account balances:
Deposits	$79,193	$91,284	$91,946
Withdrawals	(84,874)	(86,994)	(87,625)
Net change in payables for collateral under securities loaned and other transactions	(3,276)	(29)	6,444
Net change in bank deposits	8	(4,169)	96
Net change in short-term debt	75	(586)	380
Long-term debt issued	1,372	750	1,346
Long-term debt repaid	(1,746)	(1,702)	(2,042)
Collateral financing arrangements repaid	—	(349)	(502)
Cash received (paid) in connection with collateral financing arrangements	—	(44)	37
Net change in liability for securitized reverse residential mortgage loans	—	1,198	—
Cash received in connection with redeemable noncontrolling interests	774	—	—
Common stock issued, net of issuance costs	1,000	1,000	2,950
Redemption of convertible preferred stock	—	—	(2,805)
Preferred stock redemption premium	—	—	(146)
Dividends on preferred stock	(122)	(122)	(122)
Dividends on common stock	(1,119)	(811)	(787)
Other, net	(192)	609	212
Net cash provided by (used in) financing activities	(8,907)	35	9,382
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(212)	11	(22)
Change in cash and cash equivalents	(8,153)	5,277	(2,585)
Cash and cash equivalents, beginning of year	15,738	10,461	13,046
Cash and cash equivalents, end of year	$7,585	$15,738	$10,461
Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$—	$—	$89
Cash and cash equivalents, subsidiaries held-for-sale, end of year	$—	$—	$—
Cash and cash equivalents, from continuing operations, beginning of year	$15,738	$10,461	$12,957
Cash and cash equivalents, from continuing operations, end of year	$7,585	$15,738	$10,461
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$1,270	$1,335	$1,565
Income tax	$677	$554	$676
Non-cash transactions:
Business acquisitions:
Assets acquired	$2,988	$595	$327
Liabilities assumed	(972)	(579)	(94)
Noncontrolling interests assumed	(176)	—	—
Cash paid, excluding transaction costs of $17, $0 and $0, respectively	$1,840	$16	$233
Real estate and real estate joint ventures acquired in satisfaction of debt	$59	$553	$292
Collateral financing arrangements repaid	$—	$102	$148
Redemption of advances agreements in long-term debt	$—	$3,806	$—
Issuance of funding agreements in policyholder account balances	$—	$3,806	$—
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
Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2013 and 2012 and the operating results of such subsidiaries for the years ended November 30, 2013, 2012 and 2011.
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
The Company reports separate account assets at their fair value which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments that are directed by contractholders but do not meet one or more of the other above criteria are included in fair value option (“FVO”) and trading securities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees in the statements of operations.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”), and are thus subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
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
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the portion of guaranteed minimum income benefits (“GMIBs”) that require annuitization, and the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”).
Guarantees accounted for as embedded derivatives in PABs include the non life-contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and the portion of GMIBs that do not require annuitization. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid, policyholder dividends left on deposit and negative value of business acquired.
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
See “— Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles” for a discussion of negative value of business acquired.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

DAC and VOBA are amortized as follows:

Products:		In proportion to the following over estimated lives of the contracts:
•	Nonparticipating and non-dividend-paying traditional contracts:	Historic actual and expected future gross premiums.
• Term insurance
• Nonparticipating whole life insurance
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
Reinsurance
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The Company reviews all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC and recognized as a component of other expenses on a basis consistent with the way the acquisition costs on the underlying reinsured contracts would be recognized. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums; and ceded (assumed) premiums, reinsurance and other receivables (future policy benefits) are established.
For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums. Unearned premiums are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of insurance protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria of reinsurance accounting, amounts paid (received) in excess of the related insurance liabilities ceded (assumed) are recognized immediately as a loss and are reported in the appropriate line item within the statement of operations. Any gain on such retroactive agreement is deferred and is amortized as part of DAC, primarily using the recovery method.
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
Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in policyholder benefits and claims.
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
Investments
Net Investment Income and Net Investment Gains (Losses)
Income on investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age as described in Note 8 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”
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
With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost. If a sale decision is made for an equity security and recovery to an amount at least equal to cost prior to the sale is not expected, the security will be deemed to be other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. The OTTI loss recognized is the entire difference between the security’s cost and its estimated fair value.
FVO and Trading Securities
FVO and trading securities are stated at estimated fair value and include investments for which the FVO has been elected (“FVO Securities”) and investments that are actively purchased and sold (“Actively Traded Securities”). FVO Securities include:

•
fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts (“FVO general account securities”);

•
contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances (“FVO contractholder-directed unit-linked investments”); and

•	securities held by consolidated securitization entities (“CSEs”) (“FVO securities held by CSEs”).
Actively Traded Securities principally include fixed maturity securities and short sale agreement liabilities, which are included in other liabilities.
Changes in estimated fair value of these securities are included in net investment income, except for certain securities included in FVO Securities where changes are included in net investment gains (losses).

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Mortgage Loans
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural, and residential. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 8.
Mortgage Loans Held-For-Investment
Mortgage loans held-for-investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts.
Also included in mortgage loans held-for-investment are commercial mortgage loans held by CSEs and residential mortgage loans for which the FVO was elected. These mortgage loans are stated at estimated fair value. Changes in estimated fair value are recognized in net investment gains (losses) for commercial mortgage loans held by CSEs — FVO, and net investment income for residential mortgage loans.
Mortgage Loans Held-For-Sale
Mortgage loans held-for-sale that were previously designated as held-for-investment, but now are designated as held-for-sale and mortgage loans originated with the intent to sell for which FVO was not elected, are stated at the lower of amortized cost or estimated fair value.
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
Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated.
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for investments in equity securities when it has significant influence or at least 20% interest and for investments in real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations. The Company recognizes distributions on cost method investments as earned or received. Because of the nature and structure of these cost method investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company routinely evaluates its equity method and cost method investments for impairment. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. The Company considers its cost method investments for impairment when the carrying value of such investments exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when determining whether the cost method investment is impaired.
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

•
Tax credit and renewable energy partnerships derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method.

•
Leveraged leases are recorded net of non-recourse debt. Income on leveraged leases is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values for impairment.

•
Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.

•	Investments in joint ventures that engage in insurance underwriting activities are accounted for under the equity method.
Securities Lending Program
Securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.
Derivatives
Freestanding Derivatives
Freestanding derivatives are carried in the Company’s balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivatives carrying value in other invested assets or other liabilities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Policyholder benefits and claims	•	Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	•	Economic hedges of equity method investments in joint ventures
	•	All derivatives held in relation to trading portfolios
	•	Derivatives held within contractholder-directed unit-linked investments
Other revenues	•	Derivatives held in connection with the Company’s previous mortgage banking activities
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

•
Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) - effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

•
Net investment in a foreign operation hedge - effectiveness in OCI, consistent with the translation adjustment for the hedged net investment in the foreign operation; ineffectiveness in net derivative gains (losses).

The changes in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the statement of operations within interest income or interest expense to match the location of the hedged item. Accruals on derivatives in net investment hedges are recognized in OCI.
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
When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the balance sheets at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the statements of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).
In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the balance sheets, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).
Embedded Derivatives
The Company sells variable annuities and issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings;

•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and

•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
Such embedded derivatives are carried in the balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses) except for those in policyholder benefits and claims related to ceded reinsurance of GMIB. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In most cases, the exit price and the transaction (or entry) price will be the same at initial recognition.
Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of assets and liabilities.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
The Company recognizes the funded status of the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits for each of its plans. The Company recognizes an expense for differences between actual experience and estimates over the average future service period of participants. The actuarial gains (losses), prior service costs (credit) and the remaining net transition asset or obligation not yet included in net periodic benefit costs are charged to accumulated OCI (“AOCI”), net of income tax.
The Subsidiaries also sponsor defined contribution plans for substantially all U.S. employees under which a portion of employee contributions is matched. Applicable matching contributions are made each payroll period. Accordingly, the Company recognizes compensation cost for current matching contributions. As all contributions are transferred currently as earned to the defined contribution plans, no liability for matching contributions is recognized in the balance sheets.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the financial statements in the year these changes occur.
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
Litigation Contingencies
The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 21, legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s financial statements.
Other Accounting Policies
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests associated with certain joint ventures and partially-owned consolidated subsidiaries are reported in the temporary section of the balance sheet.
Stock-Based Compensation
The Company grants certain employees and directors stock-based compensation awards under various plans that are subject to specific vesting conditions. With the exception of performance shares granted in 2013 which are remeasured quarterly, the cost of all stock-based transactions is measured at fair value at grant date and recognized over the period during which a grantee is required to provide services in exchange for the award. Although the terms of the Company’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.
Cash and Cash Equivalents
The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates estimated fair value.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.0 billion and $2.5 billion at December 31, 2013 and 2012, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.0 billion and $1.3 billion at December 31, 2013 and 2012, respectively. Related depreciation and amortization expense was $183 million, $208 million and $199 million for the years ended December 31, 2013, 2012 and 2011, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.7 billion and $1.5 billion at December 31, 2013 and 2012, respectively. Accumulated amortization of capitalized software was $1.1 billion and $932 million at December 31, 2013 and 2012, respectively. Related amortization expense was $216 million, $221 million and $217 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Other Revenues
Other revenues include, in addition to items described elsewhere herein, advisory fees, broker-dealer commissions and fees, administrative service fees, and changes in account value relating to corporate-owned life insurance (“COLI”). Such fees and commissions are recognized in the period in which services are performed. Under certain COLI contracts, if the Company reports certain unlikely adverse results in its financial statements, withdrawals would not be immediately available and would be subject to market value adjustment, which could result in a reduction of the account value.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Effective July 17, 2013, the Company adopted new guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate (“LIBOR”). Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the financial statements upon adoption, but may impact the selection of benchmark interest rates for hedging relationships in the future.
Effective January 1, 2013, the Company adopted new guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 16.
Effective January 1, 2013, the Company adopted new guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives in Note 9.
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
Effective January 1, 2012, the Company adopted new guidance on goodwill impairment testing that simplifies how an entity tests goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The qualitative assessment is optional and the Company is permitted to bypass it for any reporting unit in any period and begin its impairment analysis with the quantitative calculation. The Company is permitted to perform the qualitative assessment in any subsequent period.
Effective January 1, 2012, the Company adopted new guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s financial statements other than the expanded disclosures in Note 10.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In March 2013, the FASB issued new guidance regarding foreign currency (Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity), effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in section 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements.
In February 2013, the FASB issued new guidance regarding liabilities (ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements.
In July 2011, the FASB issued new guidance on other expenses (ASU 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers), effective for calendar years beginning after December 31, 2013. The objective of this standard is to address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. In accordance with the adoption of the new accounting pronouncement on January 1, 2014, the Company recorded $57 million in other liabilities, and a corresponding deferred cost, in other assets.
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

2. Segment Information (continued)

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
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.
Latin America
The Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, group medical, dental, credit insurance, endowment and retirement & savings products written in Latin America. Starting in the first quarter of 2013, the Latin America segment includes U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Products included are life, dental, group short- and long-term disability, accidental death & dismemberment coverages, property & casualty and other accident and health coverages, as well as non-insurance products such as identity protection.
Asia
The Asia segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include whole life, term life, variable life, universal life, accident and health insurance, fixed and variable annuities, credit insurance and endowment products.
EMEA
The EMEA segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, and various start-up and certain run-off businesses. Start-up businesses include expatriate benefits insurance, as well as direct and digital marketing products. Corporate & Other also includes assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsures living and death benefit guarantees issued in connection with variable annuity products. Corporate & Other also includes our investment management business through which we offer fee-based investment management services to institutional clients. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

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
The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2013, 2012 and 2011 and at December 31, 2013 and 2012. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business.
The Company’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types.
For the Company’s domestic segments, net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Year Ended December 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,528	$15,250	$2,859	$2,824	$27,461	$7,801	$2,297	$116	$37,675	$(1)	$37,674
Universal life and investment-type product policy fees	4,912	688	247	991	6,838	1,722	386	139	9,085	366	9,451
Net investment income	7,898	1,856	5,790	1,246	16,790	2,915	498	381	20,584	1,648	22,232
Other revenues	1,018	418	278	23	1,737	92	97	28	1,954	(34)	1,920
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	161	161
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(3,239)	(3,239)
Total revenues	20,356	18,212	9,174	5,084	52,826	12,530	3,278	664	69,298	(1,099)	68,199
Expenses
Policyholder benefits and claims and policyholder dividends	9,028	14,227	5,402	2,454	31,111	5,755	1,039	63	37,968	1,398	39,366
Interest credited to policyholder account balances	2,331	155	1,233	417	4,136	1,690	147	42	6,015	2,164	8,179
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(1,309)	(141)	(27)	(424)	(1,901)	(2,143)	(714)	(28)	(4,786)	—	(4,786)
Amortization of DAC and VOBA	1,384	140	23	310	1,857	1,542	683	1	4,083	(533)	3,550
Amortization of negative VOBA	—	—	—	(2)	(2)	(427)	(95)	—	(524)	(55)	(579)
Interest expense on debt	—	1	9	—	10	—	1	1,148	1,159	123	1,282
Other expenses	5,084	2,380	523	1,612	9,599	4,312	1,810	894	16,615	520	17,135
Total expenses	16,518	16,762	7,163	4,367	44,810	10,729	2,871	2,120	60,530	3,617	64,147
Provision for income tax expense (benefit)	1,314	488	704	143	2,649	557	78	(925)	2,359	(1,698)	661
Operating earnings	$2,524	$962	$1,307	$574	$5,367	$1,244	$329	$(531)	6,409
Adjustments to:
Total revenues									(1,099)
Total expenses									(3,617)
Provision for income tax (expense) benefit									1,698
Income (loss) from continuing operations, net of income tax									$3,391		$3,391

At December 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other	Total
	(In millions)
Total assets	$349,516	$43,404	$220,612	$69,874	$119,717	$33,382	$48,791	$885,296
Separate account assets	$172,382	$644	$77,023	$49,660	$8,996	$8,496	$—	$317,201
Separate account liabilities	$172,382	$644	$77,023	$49,660	$8,996	$8,496	$—	$317,201
______________

(1)	Total assets includes $98.4 billion of assets from the Japan operations which represents 11% of total consolidated assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

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
______________

(1)	Total assets includes $111.0 billion of assets from the Japan operations which represents 13% of total consolidated assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

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

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Life insurance (1)	$32,176	$31,723	$30,486
Accident and health insurance	13,214	13,255	12,269
Property and casualty insurance	3,270	3,117	3,043
Non-insurance	385	342	901
Total	$49,045	$48,437	$46,699
______________

(1)	Includes annuities and corporate benefit funding products.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2013, 2012 and 2011.
The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
U.S.	$32,529	$31,500	$30,108
Foreign:
Japan	7,373	7,833	7,184
Other	9,143	9,104	9,407
Total	$49,045	$48,437	$46,699
3. Acquisitions and Dispositions
2013 Acquisition
ProVida
Description of Transaction
On October 1, 2013, MetLife completed its previously announced acquisition of Administradora de Fondos de Pensiones Provida S.A. (“ProVida”), the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of ProVida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. Pursuant to an agreement with Banco Bilbao Vizcaya Argentaria, S.A. and BBVA Inversiones Chile S.A. (together, "BBVA"), a subsidiary of MetLife, Inc. acquired 64.32% of the outstanding shares of ProVida from BBVA and conducted a public cash tender offer, through which MetLife acquired an additional 27.06% of the outstanding shares of ProVida. As a result, as of October 1, 2013, MetLife owned 91.38% of the total outstanding shares of ProVida, for a total acquisition price of $1.9 billion.
MetLife’s accounting for pension products sold in foreign jurisdictions, where the sale and administration of those products are restricted by government regulations to pension companies, is under an insurance company accounting model. ProVida’s assets under management meet the qualifications for separate account presentation. As such, the portion of the assets representing pension participants’ funds are reported at estimated fair value as separate account assets, with an equivalent amount reported as separate account liabilities. The fair value of separate account assets and liabilities as of the acquisition date was $45.2 billion. ProVida’s mandatory ownership interest in the funds (the “Encaje investment” ) representing a 1% interest in each of the funds offered, is accounted for as FVO Securities and reported in fair value option and trading securities on the balance sheet. Direct and incremental costs resulting in successful sales are capitalized and amortized over the estimated gross profits of the new business sold. Additionally, a portion of the revenue collected through fees on ProVida’s mandatory savings product are deferred and recognized when future services are provided to participants who have stopped contributing to the savings product due to retirement, disability or unemployment (“non-contributors”).

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

3. Acquisitions and Dispositions (continued)

Allocation of Purchase Price
Of the $1.9 billion purchase price, $631 million and $159 million was allocated to the fair value of tangible assets acquired and liabilities assumed, respectively, of which $451 million in assets represented the Encaje investment. Additionally, $941 million was allocated to VOBA, which represented the value of the future profit margin from existing in-force pension participants (“acquired affiliates”) who are contributors as of the acquisition date and is subject to amortization as a percentage of estimated gross profits from the acquired contributing affiliates over an estimated weighted average period of 15 years. The amounts allocated to the ProVida trade name and goodwill were $179 million and $1.1 billion, respectively, both of which are not subject to amortization. The value of the trade name represents the savings or relief from royalty costs due to owning the ProVida name. Goodwill represents the expected future profits resulting from new sales after the acquisition date. The purchase price was also allocated to a future service liability (“FSL”) of $589 million attributable to acquired affiliates who are currently not contributing or will become non-contributors in the future. This liability represents the discounted future cost of servicing these affiliate accounts. The FSL will be released to earnings over the non-contributor phase period based on the actual expenses incurred during the respective period for servicing non-contributors from the acquired business. The allocated purchase price also included deferred tax assets and deferred tax liabilities of $118 million and $224 million, respectively, which are attributable to the intangible assets and liabilities, excluding goodwill, established at the purchase date. No portion of goodwill is expected to be deductible for tax purposes. The fair value of noncontrolling interests was $176 million, and is valued based upon the offered public cash tender price for each outstanding share of ProVida not acquired by MetLife.
Revenues and Earnings of ProVida
Revenues and net income of $100 million and $42 million, respectively, resulting from the acquisition of ProVida since the acquisition date, are included in the consolidated statement of operations within the Latin America segment for the year ended December 31, 2013.
Costs Related to Acquisition
The Company incurred $18 million of transaction costs for the year ended December 31, 2013. Such costs have been expensed as incurred and are included in other expenses. These expenses have been recorded within Corporate & Other.
Integration-related expenses incurred for the year ended December 31, 2013 and included in other expenses were $12 million. Integration costs represent incremental costs directly relating to integrating ProVida, including expenses for severance, consulting and the integration of information systems. These expenses have been recorded within Corporate & Other.
2013 Dispositions
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
MetLife Bank has sold or has otherwise committed to exit substantially all of its operations. In conjunction with exiting MetLife Bank’s businesses (the “MetLife Bank Divestiture”), for the years ended December 31, 2013, 2012 and 2011, the Company recorded net losses of $115 million, $163 million and $212 million, respectively, net of income tax, related to the gain on disposal of the depository business, the loss on disposal of mortgage servicing rights (“MSRs”), gains (losses) on securities and mortgage loans sold and other costs related to MetLife Bank’s businesses. The Company expects to incur additional charges of $20 million to $45 million, exclusive of incremental legal settlements, related to the MetLife Bank Divestiture. See Note 21.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

3. Acquisitions and Dispositions (continued)

Total assets and liabilities recorded in the consolidated balance sheets related to MetLife Bank’s businesses were $446 million and $282 million at December 31, 2013, respectively and $7.8 billion and $6.8 billion at December 31, 2012, respectively. Each of the businesses that were exited as part of the MetLife Bank Divestiture could not be separated from the rest of the operations since the Company did not separately manage the businesses as a reportable segment, operating segment, or reporting unit. As a result, the businesses have not been reported as discontinued operations in the consolidated financial statements.
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
Caribbean Business
In 2011, the Company entered into an agreement to sell its insurance operations in the Caribbean region, Panama and Costa Rica (the “Caribbean Business”). As a result of this agreement, the Company recorded a loss of $21 million, net of income tax, for the year ended December 31, 2011. During 2012, regulatory approvals were obtained for a majority of the jurisdictions and closings were finalized with the buyer, resulting in a gain of $5 million, net of income tax. Sales in the remaining jurisdictions closed in 2013, resulting in a loss of $2 million, net of income tax. These amounts are reflected in net investment gains (losses) within the consolidated statements of operations. The results of the Caribbean Business are included in continuing operations.
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
2011 Dispositions
MSI MetLife
On April 1, 2011, the Company sold its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”), a Japan domiciled life insurance company, to its joint venture partner, MS&AD Insurance Group Holdings, Inc. (“MS&AD”), for $269 million (¥22.5 billion) in cash consideration, less $4 million (¥310 million) to reimburse MS&AD for specific expenses incurred related to the transaction. The accumulated other comprehensive losses in the foreign currency translation adjustment component of equity resulting from the hedges of the Company’s investment in the joint venture of $46 million, net of income tax, were released upon sale but did not impact net income for the year ended December 31, 2011 as such losses were considered in the overall impairment evaluation of the investment prior to the sale. During the year ended December 31, 2011, the Company recorded a loss of $57 million, net of income tax, in net investment gains (losses) within the consolidated statements of operations related to the sale. The Company’s operating earnings relating to its investment in MSI MetLife were included in the Asia segment.
MetLife Taiwan
On November 1, 2011, the Company sold its wholly-owned subsidiary, MetLife Taiwan Insurance Company Limited (“MetLife Taiwan”) for $180 million in cash consideration. The net assets sold were $282 million, resulting in a loss on disposal of $64 million, net of income tax, recorded in discontinued operations, for the year ended December 31, 2011. Income (loss) from the operations of MetLife Taiwan of $20 million, net of income tax, for the year ended December 31, 2011, was also recorded in discontinued operations. See “— Discontinued Operations” below.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

3. Acquisitions and Dispositions (continued)

2010 Acquisition of ALICO
Description of Transaction
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
A liability of $277 million was recognized in purchase accounting at November 1, 2010 for the anticipated and estimated costs associated with restructuring American Life’s foreign branches into subsidiaries in connection with the Closing Agreement. This liability has been reduced based on payments through December 31, 2013. In addition, based on revised estimates of anticipated costs, this liability was reduced by $29 million for the year ended December 31, 2013, which was recorded as a reduction in other expenses in the consolidated statement of operations, resulting in a liability of $11 million at December 31, 2013.
See Notes 11 and 17 for additional information on goodwill and other expenses, respectively, related to the ALICO Acquisition.
Discontinued Operations
The following table summarizes the amounts that have been reflected as discontinued operations in the consolidated statements of operations. Income (loss) from discontinued operations includes real estate classified as held-for-sale or sold.

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Total revenues	$3	$74	$484
Total expenses	—	—	363
Income (loss) before provision for income tax	3	74	121
Provision for income tax expense (benefit)	1	26	33
Income (loss) from operations of discontinued operations, net of income tax	2	48	88
Gain (loss) on disposal of operations, net of income tax	—	—	(64)
Income (loss) from discontinued operations, net of income tax	$2	$48	$24

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, PABs and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2013	2012
	(In millions)
Retail	$134,915	$138,082
Group, Voluntary & Worksite Benefits	29,521	29,996
Corporate Benefit Funding	112,591	117,065
Latin America	16,162	16,055
Asia	93,066	103,064
EMEA	21,657	20,200
Corporate & Other	8,129	9,173
Total	$416,041	$433,635
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life
Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for domestic business and 1% to 13% for international business, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends for domestic business.

Nonparticipating life
Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 10% for domestic business and 1% to 13% for international business.

Individual and group traditional fixed annuities after annuitization	Present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 1% to 11% for domestic business and 1% to 12% for international business.
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

Participating business represented 5% and 6% of the Company’s life insurance in-force at December 31, 2013 and 2012, respectively. Participating policies represented 19%, 20% and 21% of gross life insurance premiums for the years ended December 31, 2013, 2012 and 2011, respectively.
PABs are equal to: (i) policy account values, which consist of an accumulation of gross premium payments and investment performance; (ii) credited interest, ranging from 1% to 13% for domestic business and 1% to 12% for international business, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance (continued)

Guarantees
The Company issues variable annuity products with guaranteed minimum benefits. The non-life contingent portion of GMWBs and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 9. Guarantees accounted for as insurance liabilities include:

Guarantee:			Measurement Assumptions:
GMDBs	•	A return of purchase payment upon death even if the account value is reduced to zero.	•
Present value of expected death benefits in excess of the projected account balance recognizing the excess ratably over the accumulation period based on the present value of total expected assessments.

	•	An enhanced death benefit may be available for an additional fee.	•	Assumptions are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.
			•	Investment performance and volatility assumptions are consistent with the historical experience of the appropriate underlying equity index, such as the S&P 500 Index.
			•	Benefit assumptions are based on the average benefits payable over a range of scenarios.
GMIBs	•
After a specified period of time determined at the time of issuance of the variable annuity contract, a minimum accumulation of purchase payments, even if the account value is reduced to zero, that can be annuitized to receive a monthly income stream that is not less than a specified amount.
•
Present value of expected income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on present value of total expected assessments.

	•	Certain contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.	•	Assumptions are consistent with those used for estimating GMDB liabilities.
			•	Calculation incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.
GMWBs	•	A return of purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that cumulative withdrawals in a contract year do not exceed a certain limit.	•	Expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDB liabilities.
	•	Certain contracts include guaranteed withdrawals that are life contingent.
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

4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct and Assumed
Balance at January 1, 2011	$272	$623	$3,991	$198	$5,084
Incurred guaranteed benefits (1)	273	269	496	23	1,061
Paid guaranteed benefits	(113)	(10)	(24)	—	(147)
Balance at December 31, 2011	432	882	4,463	221	5,998
Incurred guaranteed benefits (1)	252	771	348	25	1,396
Paid guaranteed benefits	(117)	(18)	(26)	—	(161)
Balance at December 31, 2012	567	1,635	4,785	246	7,233
Incurred guaranteed benefits (1)	200	229	(64)	20	385
Paid guaranteed benefits	(82)	(13)	(23)	—	(118)
Balance at December 31, 2013	$685	$1,851	$4,698	$266	$7,500
Ceded
Balance at January 1, 2011	$39	$(1)	$594	$139	$771
Incurred guaranteed benefits	35	9	20	16	80
Paid guaranteed benefits	(20)	—	—	—	(20)
Balance at December 31, 2011	54	8	614	155	831
Incurred guaranteed benefits	22	1	139	18	180
Paid guaranteed benefits	(20)	—	—	—	(20)
Balance at December 31, 2012	56	9	753	173	991
Incurred guaranteed benefits	(5)	—	175	14	184
Paid guaranteed benefits	(10)	(2)	—	—	(12)
Balance at December 31, 2013	$41	$7	$928	$187	$1,163
Net
Balance at January 1, 2011	$233	$624	$3,397	$59	$4,313
Incurred guaranteed benefits	238	260	476	7	981
Paid guaranteed benefits	(93)	(10)	(24)	—	(127)
Balance at December 31, 2011	378	874	3,849	66	5,167
Incurred guaranteed benefits	230	770	209	7	1,216
Paid guaranteed benefits	(97)	(18)	(26)	—	(141)
Balance at December 31, 2012	511	1,626	4,032	73	6,242
Incurred guaranteed benefits	205	229	(239)	6	201
Paid guaranteed benefits	(72)	(11)	(23)	—	(106)
Balance at December 31, 2013	$644	$1,844	$3,770	$79	$6,337
______________

(1)	Secondary guarantees include the effects of foreign currency translation of ($597) million, ($39) million and $231 million at December 31, 2013, 2012 and 2011, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance (continued)

Account balances of contracts with insurance guarantees were invested in separate account asset classes as follows at:

	December 31,
	2013	2012
	(In millions)
Fund Groupings:
Equity	$79,036	$66,469
Balanced	75,928	67,230
Bond	10,632	11,188
Money Market	1,157	1,291
Total	$166,753	$146,178
Based on the type of guarantee, the Company defines net amount at risk as listed below. These amounts include direct and assumed business, but exclude offsets from hedging or reinsurance, if any.
Variable Annuity Guarantees
In the Event of Death
Defined as the death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
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
Two Tier Annuities
Defined as the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date. These contracts apply a lower rate on funds if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize.
Universal and Variable Life Contracts
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance (continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	December 31,
	2013		2012
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (2)	$201,395	$100,527	$184,095	$89,137
Separate account value	$164,500	$96,459	$143,893	$84,354
Net amount at risk	$4,203	$1,219	$9,501	$4,593
Average attained age of contractholders	63 years	63 years	62 years	62 years
Two Tier Annuities
General account value	N/A	$880	N/A	$848
Net amount at risk	N/A	$234	N/A	$232
Average attained age of contractholders	N/A	50 years	N/A	51 years

	December 31,
	2013		2012
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$16,048	$3,700	$14,256	$3,828
Net amount at risk	$185,920	$21,737	$189,197	$23,276
Average attained age of policyholders	55 years	60 years	54 years	60 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported in the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2013, 2012 and 2011, the Company issued $37.7 billion, $35.1 billion and $39.9 billion, respectively, and repaid $36.8 billion, $31.1 billion and $41.6 billion, respectively, of such funding agreements. At December 31, 2013 and 2012, liabilities for funding agreements outstanding, which are included in PABs, were $31.2 billion and $30.0 billion, respectively.
Certain of the Company’s subsidiaries are members of regional banks in the FHLB system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2013	2012
	(In millions)
FHLB of NY	$700	$736
FHLB of Des Moines	$76	$83
FHLB of Boston	$64	$67
FHLB of Pittsburgh	$30	$14

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance (continued)

Such subsidiaries have also entered into funding agreements with FHLBanks and the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in PABs. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2013	2012	2013		2012
	(In millions)
FHLB of NY (1)	$12,770	$13,512	$14,287	(2)	$14,611	(2)
Farmer Mac (3)	$2,750	$2,750	$3,159		$3,159
FHLB of Des Moines (1)	$1,405	$1,405	$1,596	(2)	$1,902	(2)
FHLB of Boston (1)	$450	$450	$808	(2)	$537	(2)
FHLB of Pittsburgh (1)	$375	$—	$976	(2)	$810	(2)
______________

(1)
Represents funding agreements issued to the applicable FHLBank in exchange for cash and for which such FHLBank has been granted a lien on certain assets, some of which are in the custody of such FHLBank, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under advances evidenced by funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of such FHLBank as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, such FHLBank’s recovery on the collateral is limited to the amount of the Company’s liability to such FHLBank.

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

4. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Information regarding the liabilities for unpaid claims and claim expenses relating to property and casualty, group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy-related balances, was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$10,436	$10,117	$10,708
Less: Reinsurance recoverables	1,581	1,436	2,198
Net balance at January 1,	8,855	8,681	8,510
Incurred related to:
Current year	8,660	8,399	9,028
Prior years (1)	(86)	(69)	(199)
Total incurred	8,574	8,330	8,829
Paid related to:
Current year	(6,083)	(5,689)	(6,238)
Prior years	(2,377)	(2,467)	(2,420)
Total paid	(8,460)	(8,156)	(8,658)
Net balance at December 31,	8,969	8,855	8,681
Add: Reinsurance recoverables	1,661	1,581	1,436
Balance at December 31,	$10,630	$10,436	$10,117
______________

(1)
During 2013, 2012 and 2011, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased due to a reduction in prior year automobile bodily injury and homeowners’ severity and improved loss ratio for non-medical health claim liabilities.

Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $265.4 billion and $185.9 billion at December 31, 2013 and 2012, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $51.8 billion and $49.5 billion at December 31, 2013 and 2012, respectively. The latter category consisted primarily of funding agreements and participating close-out contracts. The average interest rate credited on these contracts was 2.23% and 2.80% at December 31, 2013 and 2012, respectively.
For the years ended December 31, 2013, 2012 and 2011, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles
See Note 1 for a description of capitalized acquisition costs.
Nonparticipating and Non-Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts (term insurance, nonparticipating whole life insurance, traditional group life insurance, non-medical health insurance, and accident and health insurance) over the appropriate premium paying period in proportion to the historic actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles (continued)

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles (continued)

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
Amortization of DAC and VOBA is attributed to net investment gains (losses) and net derivative gains (losses), and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
DAC
Balance at January 1,	$17,150	$15,240	$13,377
Capitalizations	4,786	5,289	5,558
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	192	(40)	(478)
Other expenses	(2,812)	(2,875)	(2,614)
Total amortization	(2,620)	(2,915)	(3,092)
Unrealized investment gains (losses)	924	(516)	(427)
Effect of foreign currency translation and other	(466)	52	(176)
Balance at December 31,	19,774	17,150	15,240
VOBA
Balance at January 1,	7,611	9,379	11,088
Acquisitions (1)	947	55	11
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	3	(1)	(49)
Other expenses	(933)	(1,283)	(1,757)
Total amortization	(930)	(1,284)	(1,806)
Unrealized investment gains (losses)	358	(197)	(361)
Effect of foreign currency translation and other	(1,054)	(342)	447
Balance at December 31,	6,932	7,611	9,379
Total DAC and VOBA
Balance at December 31,	$26,706	$24,761	$24,619
______________
(1) See Note 3 for a description of acquisitions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles (continued)

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2013	2012
	(In millions)
Retail	$12,882	$11,500
Group, Voluntary & Worksite Benefits	382	382
Corporate Benefit Funding	99	96
Latin America	2,201	1,231
Asia	9,077	9,554
EMEA	2,039	1,998
Corporate & Other	26	—
Total	$26,706	$24,761
Information regarding other policy-related intangibles was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Deferred Sales Inducements
Balance at January 1,	$930	$926	$918
Capitalization	58	81	140
Amortization	(36)	(77)	(132)
Effect of foreign currency translation	(2)	—	—
Balance at December 31,	$950	$930	$926

VODA and VOCRA
Balance at January 1,	$1,108	$1,264	$1,094
Acquisitions	—	—	213
Amortization (1)	(84)	(150)	(60)
Effect of foreign currency translation	(49)	(6)	17
Balance at December 31,	$975	$1,108	$1,264
Accumulated amortization	$418	$334	$184

Negative VOBA
Balance at January 1,	$2,916	$3,657	$4,287
Acquisitions	—	10	7
Amortization	(579)	(622)	(697)
Effect of foreign currency translation	(175)	(129)	60
Balance at December 31,	$2,162	$2,916	$3,657
Accumulated amortization	$1,962	$1,383	$761
____________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles (continued)

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

The estimated future amortization expense (credit) to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2014	$846	$80	$(438)
2015	$700	$79	$(353)
2016	$596	$75	$(271)
2017	$516	$71	$(154)
2018	$448	$66	$(68)
6. Reinsurance
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

For certain policies within the Group, Voluntary & Worksite Benefits segment, the Company generally retains most of the risk and only cedes particular risks on certain client arrangements. The majority of the Company’s reinsurance activity within this segment relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling.

The Company, through its property & casualty business within the Retail and Group, Voluntary & Worksite Benefits segments, purchases reinsurance to manage its exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. The Company cedes to reinsurers losses and premiums based upon the exposure of the policies subject to reinsurance. To manage exposure to large property & casualty losses, the Company purchases property catastrophe, casualty and property per risk excess of loss reinsurance protection.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

The Company’s Corporate Benefit Funding segment has periodically engaged in reinsurance activities, on an opportunistic basis. The impact of these activities on the financial results of this segment has not been significant and there were no additional transactions during the periods presented.
Latin America, Asia and EMEA
For life insurance products, the Company currently reinsures, depending on the product, risks in excess of $5 million to external reinsurers on a yearly renewable term basis. The Company may also reinsure certain risks with external reinsurers depending upon the nature of the risk and local regulatory requirements. For selected large corporate clients, the Company reinsures group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, the Company cedes and assumes risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain countries. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk. The Company also has reinsurance agreements in force that reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Under these agreements, the Company pays reinsurance fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
Corporate & Other
The Company also reinsures, through 100% quota share reinsurance agreements, certain run-off LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”).
Corporate & Other also has a reinsurance agreement, whereby it assumes the living and death benefit guarantees issued in connection with certain variable annuity products. Under this agreement, the Company receives reinsurance fees associated with the guarantees collected from policyholders, and provides reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized, highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2013 and 2012, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $5.6 billion and $5.7 billion of unsecured reinsurance recoverable balances at December 31, 2013 and 2012, respectively.
At December 31, 2013, the Company had $14.4 billion of net ceded reinsurance recoverables. Of this total, $10.6 billion, or 74%, were with the Company’s five largest ceded reinsurers, including $2.6 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2012, the Company had $14.1 billion of net ceded reinsurance recoverables. Of this total, $10.4 billion, or 74%, were with the Company’s five largest ceded reinsurers, including $2.8 billion of net ceded reinsurance recoverables which were unsecured.
The Company has reinsured with an unaffiliated third-party reinsurer, 59.25% of the closed block through a modified coinsurance agreement. The Company accounts for this agreement under the deposit method of accounting. The Company, having the right of offset, has offset the modified coinsurance deposit with the deposit recoverable.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Premiums
Direct premiums	$38,476	$38,719	$37,185
Reinsurance assumed	1,472	1,488	1,484
Reinsurance ceded	(2,274)	(2,232)	(2,308)
Net premiums	$37,674	$37,975	$36,361
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$10,197	$9,216	$8,455
Reinsurance assumed	139	155	154
Reinsurance ceded	(885)	(815)	(803)
Net universal life and investment-type product policy fees	$9,451	$8,556	$7,806
Policyholder benefits and claims
Direct policyholder benefits and claims	$40,211	$39,262	$37,588
Reinsurance assumed	1,047	1,167	1,101
Reinsurance ceded	(3,151)	(2,442)	(3,218)
Net policyholder benefits and claims	$38,107	$37,987	$35,471
Other expenses
Direct other expenses	$16,712	$17,848	$18,672
Reinsurance assumed	147	228	168
Reinsurance ceded	(257)	(321)	(303)
Net other expenses	$16,602	$17,755	$18,537
The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2013				2012
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$6,248	$593	$15,018	$21,859	$6,286	$548	$14,800	$21,634
Deferred policy acquisition costs and value of business acquired	26,954	104	(352)	26,706	24,789	92	(120)	24,761
Total assets	$33,202	$697	$14,666	$48,565	$31,075	$640	$14,680	$46,395
Liabilities
Future policy benefits	$185,908	$2,034	$—	$187,942	$190,321	$2,031	$(1)	$192,351
Policyholder account balances	211,610	1,277	(2)	212,885	223,229	2,594	(2)	225,821
Other policy-related balances	14,838	353	23	15,214	15,142	313	8	15,463
Other liabilities	19,591	533	3,044	23,168	18,925	543	3,024	22,492
Total liabilities	$431,947	$4,197	$3,065	$439,209	$447,617	$5,481	$3,029	$456,127

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $2.3 billion at both December 31, 2013 and 2012. The deposit liabilities on reinsurance were $37 million and $45 million at December 31, 2013 and 2012, respectively.
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
The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the Demutualization Date. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the Demutualization Date (adjusted to eliminate the impact of related amounts in AOCI) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block are greater than the expected cumulative earnings of the closed block, the Company will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block are less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

7. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2013	2012
	(In millions)
Closed Block Liabilities
Future policy benefits	$42,076	$42,586
Other policy-related balances	298	298
Policyholder dividends payable	456	466
Policyholder dividend obligation	1,771	3,828
Current income tax payable	18	—
Other liabilities	582	602
Total closed block liabilities	45,201	47,780
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,374	30,546
Equity securities available-for-sale, at estimated fair value	86	41
Mortgage loans	6,155	6,192
Policy loans	4,669	4,670
Real estate and real estate joint ventures	492	459
Other invested assets	814	953
Total investments	40,590	42,861
Cash and cash equivalents	238	381
Accrued investment income	477	481
Premiums, reinsurance and other receivables	98	107
Current income tax recoverable	—	2
Deferred income tax assets	293	319
Total assets designated to the closed block	41,696	44,151
Excess of closed block liabilities over assets designated to the closed block	3,505	3,629
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,502	2,891
Unrealized gains (losses) on derivatives, net of income tax	(3)	9
Allocated to policyholder dividend obligation, net of income tax	(1,151)	(2,488)
Total amounts included in AOCI	348	412
Maximum future earnings to be recognized from closed block assets and liabilities	$3,853	$4,041
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$3,828	$2,919	$876
Change in unrealized investment and derivative gains (losses)	(2,057)	909	2,043
Balance at December 31,	$1,771	$3,828	$2,919

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

7. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Revenues
Premiums	$1,987	$2,139	$2,306
Net investment income	2,130	2,188	2,231
Net investment gains (losses)	25	61	32
Net derivative gains (losses)	(6)	(12)	8
Total revenues	4,136	4,376	4,577
Expenses
Policyholder benefits and claims	2,702	2,783	2,991
Policyholder dividends	979	1,072	1,137
Other expenses	165	179	193
Total expenses	3,846	4,034	4,321
Revenues, net of expenses before provision for income tax expense (benefit)	290	342	256
Provision for income tax expense (benefit)	101	120	89
Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	189	222	167
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	—	10	1
Revenues, net of expenses and provision for income tax expense (benefit)	$189	$232	$168
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Fixed Maturity and Equity Securities AFS
Fixed Maturity and Equity Securities AFS by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including RMBS, commercial mortgage-backed securities (“CMBS”) and ABS.

	December 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
					(In millions)
Fixed maturity securities
U.S. corporate	$100,203	$7,495	$1,229	$—	$106,469	$102,669	$11,887	$430	$—	$114,126
Foreign corporate (1)	59,778	3,939	565	—	63,152	61,806	5,654	277	(1)	67,184
Foreign government	50,717	4,107	387	—	54,437	51,967	5,440	71	—	57,336
U.S. Treasury and agency	43,928	2,251	1,056	—	45,123	41,874	6,104	11	—	47,967
RMBS	34,167	1,584	490	206	35,055	35,666	2,477	315	349	37,479
CMBS	16,115	605	170	—	16,550	18,177	1,009	57	—	19,129
ABS	15,458	296	171	12	15,571	15,762	404	156	13	15,997
State and political subdivision	13,233	903	306	—	13,830	12,949	2,169	70	—	15,048
Total fixed maturity securities	$333,599	$21,180	$4,374	$218	$350,187	$340,870	$35,144	$1,387	$361	$374,266
Equity securities
Common stock	$1,927	$431	$5	$—	$2,353	$2,034	$147	$19	$—	$2,162
Non-redeemable preferred stock	1,085	76	112	—	1,049	804	65	140	—	729
Total equity securities	$3,012	$507	$117	$—	$3,402	$2,838	$212	$159	$—	$2,891
______________

(1)
The noncredit loss component of OTTI losses for foreign corporate securities was in an unrealized gain position of $1 million at December 31, 2012, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $74 million and $85 million with unrealized gains (losses) of $23 million and $11 million at December 31, 2013 and 2012, respectively.

Methodology for Amortization of Premium and Accretion of Discount on Structured Securities

Amortization of premium and accretion of discount on structured securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and ABS are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and ABS and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and ABS, the effective yield is recalculated on a retrospective basis.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	December 31,
	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$15,828	$16,030	$24,177	$24,394
Due after one year through five years	70,467	74,229	66,973	70,759
Due after five years through ten years	78,159	83,223	82,376	91,975
Due after ten years	103,405	109,529	97,739	114,533
Subtotal	267,859	283,011	271,265	301,661
Structured securities (RMBS, CMBS and ABS)	65,740	67,176	69,605	72,605
Total fixed maturity securities	$333,599	$350,187	$340,870	$374,266
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

	December 31, 2013				December 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$13,889	$808	$3,807	$421	$3,799	$88	$3,695	$342
Foreign corporate	9,019	402	2,320	163	2,783	96	2,873	180
Foreign government	5,052	336	1,846	51	1,431	22	543	49
U.S. Treasury and agency	15,225	1,037	357	19	1,951	11	—	—
RMBS	10,754	363	2,302	333	735	31	4,098	633
CMBS	3,696	142	631	28	842	11	577	46
ABS	3,772	59	978	124	1,920	30	1,410	139
State and political subdivision	3,109	225	351	81	260	4	251	66
Total fixed maturity securities	$64,516	$3,372	$12,592	$1,220	$13,721	$293	$13,447	$1,455
Equity securities
Common stock	$81	$4	$16	$1	$201	$18	$14	$1
Non-redeemable preferred stock	364	65	191	47	—	—	295	140
Total equity securities	$445	$69	$207	$48	$201	$18	$309	$141
Total number of securities in an unrealized loss position	4,480		1,571		1,941		1,335

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
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

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the estimated fair value is considered the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described above, as well as any private and public sector programs to restructure such securities.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at December 31, 2013. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $2.9 billion during the year ended December 31, 2013 from $1.7 billion to $4.6 billion. The increase in gross unrealized losses for the year ended December 31, 2013, was primarily attributable to an increase in interest rates, partially offset by narrowing credit spreads.
At December 31, 2013, $296 million of the total $4.6 billion of gross unrealized losses were from 95 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $296 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $165 million, or 56%, are related to gross unrealized losses on 64 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $296 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $131 million, or 44%, are related to gross unrealized losses on 31 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and ABS (primarily foreign ABS) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $42 million during the year ended December 31, 2013 from $159 million to $117 million. Of the $117 million, $39 million were from 11 equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 65% were rated A or better.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$40,926	70.9%	$40,472	71.0%
Agricultural	12,391	21.5	12,843	22.5
Residential	2,772	4.8	958	1.7
Subtotal (1)	56,089	97.2	54,273	95.2
Valuation allowances	(322)	(0.6)	(347)	(0.6)
Subtotal mortgage loans held-for-investment, net	55,767	96.6	53,926	94.6
Residential — FVO	338	0.6	—	—
Commercial mortgage loans held by CSEs — FVO	1,598	2.8	2,666	4.7
Total mortgage loans held-for-investment, net	57,703	100.0	56,592	99.3
Mortgage loans held-for-sale	3	—	414	0.7
Total mortgage loans, net	$57,706	100.0%	$57,006	100.0%
______________

(1)	Purchases of mortgage loans were $2.2 billion and $205 million for the years ended December 31, 2013 and 2012, respectively.
See “— Variable Interest Entities” for discussion of CSEs.
Mortgage Loans and Valuation Allowance by Portfolio Segment
The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows at:

	December 31,
	2013				2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$506	$100	$16	$622	$539	$181	$13	$733
Evaluated collectively for credit losses	40,420	12,291	2,756	55,467	39,933	12,662	945	53,540
Total mortgage loans	40,926	12,391	2,772	56,089	40,472	12,843	958	54,273
Valuation allowances:
Specific credit losses	58	7	1	66	94	21	2	117
Non-specifically identified credit losses	200	37	19	256	199	31	—	230
Total valuation allowances	258	44	20	322	293	52	2	347
Mortgage loans, net of valuation allowance	$40,668	$12,347	$2,752	$55,767	$40,179	$12,791	$956	$53,926

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2011	$562	$88	$14	$664
Provision (release)	(152)	(3)	10	(145)
Charge-offs, net of recoveries	(12)	(4)	(3)	(19)
Transfers to held-for-sale (1)	—	—	(19)	(19)
Balance at December 31, 2011	398	81	2	481
Provision (release)	(92)	—	6	(86)
Charge-offs, net of recoveries	(13)	(24)	—	(37)
Transfers to held-for-sale (1)	—	(5)	(6)	(11)
Balance at December 31, 2012	293	52	2	347
Provision (release)	(35)	4	18	(13)
Charge-offs, net of recoveries	—	(12)	—	(12)
Transfers to held-for-sale	—	—	—	—
Balance at December 31, 2013	$258	$44	$20	$322
______________

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
Commercial and Agricultural Mortgage Loan Portfolio Segments
The Company typically uses several years of historical experience in establishing non-specific valuation allowances which captures multiple economic cycles. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. On a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for commercial and agricultural mortgage loans.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

All commercial mortgage loans are reviewed on an ongoing basis which may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. All agricultural mortgage loans are monitored on an ongoing basis. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar to the commercial mortgage loan monitoring process, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are established using the methodology described above. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.
For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial mortgage loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the loan portfolio updated each quarter.
For agricultural mortgage loans, the Company’s primary credit quality indicator is the loan-to-value ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural mortgage loan portfolio and are routinely updated.
Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of closed end, amortizing residential mortgage loans. For evaluations of residential mortgage loans, the key inputs of expected frequency and expected loss reflect current market conditions, with expected frequency adjusted, when appropriate, for differences from market conditions and the Company’s historical experience. In contrast to the commercial and agricultural mortgage loan portfolios, residential mortgage loans are smaller-balance homogeneous loans that are collectively evaluated for impairment. Non-specific valuation allowances are established using the evaluation framework described above for pools of loans with similar risk characteristics from inputs that are unique to the residential segment of the loan portfolio. Loan specific valuation allowances are only established on residential mortgage loans when they have been restructured and are established using the methodology described above for all loan portfolio segments.
For residential mortgage loans, the Company’s primary credit quality indicator is whether the loan is performing or nonperforming. The Company generally defines nonperforming residential mortgage loans as those that are 60 or more days past due and/or in non-accrual status which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment, were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
December 31, 2013:
Loan-to-value ratios:
Less than 65%	$30,552	$614	$841	$32,007	78.2%	$33,519	78.9%
65% to 75%	6,360	438	149	6,947	17.0	7,039	16.6
76% to 80%	525	192	189	906	2.2	892	2.1
Greater than 80%	661	242	163	1,066	2.6	1,006	2.4
Total	$38,098	$1,486	$1,342	$40,926	100.0%	$42,456	100.0%
December 31, 2012:
Loan-to-value ratios:
Less than 65%	$29,839	$730	$722	$31,291	77.3%	$33,730	78.3%
65% to 75%	5,057	672	153	5,882	14.6	6,129	14.2
76% to 80%	938	131	316	1,385	3.4	1,436	3.3
Greater than 80%	1,085	552	277	1,914	4.7	1,787	4.2
Total	$36,919	$2,085	$1,468	$40,472	100.0%	$43,082	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment, were as follows at:

	December 31,
	2013		2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,461	92.5%	$11,908	92.7%
65% to 75%	729	5.9	590	4.6
76% to 80%	84	0.7	92	0.7
Greater than 80%	117	0.9	253	2.0
Total	$12,391	100.0%	$12,843	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $12.7 billion and $13.3 billion at December 31, 2013 and 2012, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment, were as follows at:

	December 31,
	2013		2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$2,693	97.1%	$929	97.0%
Nonperforming	79	2.9	29	3.0
Total	$2,772	100.0%	$958	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $2.8 billion and $1.0 billion at December 31, 2013 and 2012, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2013 and 2012. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In millions)
Commercial	$12	$2	$12	$—	$191	$84
Agricultural	44	116	—	53	47	67
Residential	79	29	—	—	65	18
Total	$135	$147	$12	$53	$303	$169
Impaired Mortgage Loans
Impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at and for the years ended:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value	Average Recorded Investment	Interest Income
	(In millions)
December 31, 2013:
Commercial	$214	$210	$58	$152	$299	$296	$513	$448	$526	$15
Agricultural	68	66	7	59	35	34	103	93	153	9
Residential	12	12	1	11	5	4	17	15	14	—
Total	$294	$288	$66	$222	$339	$334	$633	$556	$693	$24

December 31, 2012:
Commercial	$445	$436	$94	$342	$103	$103	$548	$445	$464	$14
Agricultural	110	107	21	86	79	74	189	160	204	8
Residential	13	13	2	11	—	—	13	11	13	—
Total	$568	$556	$117	$439	$182	$177	$750	$616	$681	$22
Unpaid principal balance is generally prior to any charge-offs. Interest income recognized is primarily cash basis income. The average recorded investment for commercial, agricultural and residential mortgage loans was $313 million, $252 million and $23 million, respectively, for the year ended December 31, 2011; and interest income recognized for commercial, agricultural and residential mortgage loans was $6 million, $5 million and $0, respectively, for the year ended December 31, 2011.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

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

	Years Ended December 31,
	2013			2012
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		(In millions)			(In millions)
Commercial	1	$49	$49	1	$222	$199
Agricultural	3	28	28	5	17	16
Residential	27	5	5	—	—	—
Total	31	$82	$82	6	$239	$215
The Company had one residential mortgage loan modified in a troubled debt restructuring with a subsequent payment default with a carrying value of less than $1 million at December 31, 2013. There were no mortgage loans modified in a troubled debt restructuring with a subsequent payment default at December 31, 2012. Payment default is determined in the same manner as delinquency status as described above.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, and leveraged leases.
Leveraged Leases
Investment in leveraged leases consisted of the following at:

	December 31,
	2013	2012
	(In millions)
Rental receivables, net	$1,491	$1,564
Estimated residual values	1,325	1,474
Subtotal	2,816	3,038
Unearned income	(870)	(1,040)
Investment in leveraged leases, net of non-recourse debt	$1,946	$1,998
Rental receivables are generally due in periodic installments. The payment periods range from one to 15 years but in certain circumstances can be over 30 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2013 and 2012, all rental receivables were performing.
The deferred income tax liability related to leveraged leases was $1.6 billion at both December 31, 2013 and 2012.
The components of income from investment in leveraged leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Income from investment in leveraged leases	$82	$57	$125
Less: Income tax expense on leveraged leases	29	20	44
Investment income after income tax from investment in leveraged leases	$53	$37	$81

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.8 billion and $6.1 billion at December 31, 2013 and 2012, respectively.
Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Fixed maturity securities	$16,672	$33,641	$21,096
Fixed maturity securities with noncredit OTTI losses in AOCI	(218)	(361)	(724)
Total fixed maturity securities	16,454	33,280	20,372
Equity securities	390	97	(167)
Derivatives	375	1,274	1,514
Other	(73)	(30)	72
Subtotal	17,146	34,621	21,791
Amounts allocated from:
Insurance liability loss recognition	(898)	(6,049)	(3,996)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	6	19	47
DAC and VOBA	(1,190)	(2,485)	(1,800)
Policyholder dividend obligation	(1,771)	(3,828)	(2,919)
Subtotal	(3,853)	(12,343)	(8,668)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	73	119	236
Deferred income tax benefit (expense)	(4,956)	(7,973)	(4,694)
Net unrealized investment gains (losses)	8,410	14,424	8,665
Net unrealized investment gains (losses) attributable to noncontrolling interests	4	(5)	9
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$8,414	$14,419	$8,674
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2013	2012
	(In millions)
Balance at January 1,	$(361)	$(724)
Noncredit OTTI losses and subsequent changes recognized (1)	60	(29)
Securities sold with previous noncredit OTTI loss	149	177
Subsequent changes in estimated fair value	(66)	215
Balance at December 31,	$(218)	$(361)
______________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $52 million and ($21) million for the years ended December 31, 2013 and 2012, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$14,419	$8,674	$3,122
Fixed maturity securities on which noncredit OTTI losses have been recognized	143	363	(123)
Unrealized investment gains (losses) during the year	(17,618)	12,467	14,823
Unrealized investment gains (losses) of subsidiary at the date of disposal	—	—	(105)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	5,151	(2,053)	(3,406)
Insurance liability gain (loss) recognition of subsidiary at the date of disposal	—	—	82
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(13)	(28)	9
DAC and VOBA	1,295	(685)	(808)
DAC and VOBA of subsidiary at date of disposal	—	—	11
Policyholder dividend obligation	2,057	(909)	(2,043)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(46)	(117)	39
Deferred income tax benefit (expense)	3,017	(3,279)	(2,936)
Deferred income tax benefit (expense) of subsidiary at date of disposal	—	—	4
Net unrealized investment gains (losses)	8,405	14,433	8,669
Net unrealized investment gains (losses) attributable to noncontrolling interests	9	(14)	5
Balance at December 31,	$8,414	$14,419	$8,674
Change in net unrealized investment gains (losses)	$(6,014)	$5,759	$5,547
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	9	(14)	5
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(6,005)	$5,745	$5,552

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $21.7 billion and $22.4 billion at December 31, 2013 and 2012, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $26.9 billion and $28.7 billion at December 31, 2013 and 2012, respectively.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2013	2012
	(In millions)
Securities on loan: (1)
Amortized cost	$27,094	$23,380
Estimated fair value	$27,595	$27,077
Cash collateral on deposit from counterparties (2)	$28,319	$27,727
Security collateral on deposit from counterparties (3)	$—	$104
Reinvestment portfolio — estimated fair value	$28,481	$28,112
______________

(1)	Included within fixed maturity securities, short-term investments, equity securities and cash and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity and equity securities, and FVO and trading securities, and at carrying value for mortgage loans at:

	December 31,
	2013	2012
	(In millions)
Invested assets on deposit (regulatory deposits)	$2,153	$2,362
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	11,004	12,434
Invested assets pledged as collateral (1)	23,770	23,251
Total invested assets on deposit, held in trust and pledged as collateral	$36,927	$38,047
______________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12), collateral financing arrangements (see Note 13) and derivative transactions (see Note 9).

In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S. based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S. based and U.S. regulated life insurance company (the “Mergers”). The companies to be merged are MICC, MetLife Investors USA Insurance Company (“MLI-USA”) and MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2013, Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with an affiliate all existing New York insurance policies and annuity contracts that include a separate account feature; on December 31, 2013, MICC deposited investments with an estimated fair market value of $6.3 billion into a custodial account, which became restricted on January 1, 2014, to secure MICC’s remaining New York policyholder liabilities not covered by the reinsurance. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. See Note 12 for information regarding the impact of the re-domestication of Exeter on availability under our credit facilities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

See “— Securities Lending” for securities on loan and Note 7 for investments designated to the closed block.
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
The Company’s PCI investments, by invested asset class, were as follows at:

	December 31,
	2013	2012	2013	2012
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Outstanding principal and interest balance (1)	$5,319	$4,905	$291	$440
Carrying value (2)	$4,109	$3,900	$138	$199
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest for fixed maturity securities and amortized cost, plus accrued interest, less any valuation allowances, for mortgage loans.
The following table presents information about PCI investments acquired during the periods indicated:

	Years Ended December 31,
	2013	2012	2013	2012
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Contractually required payments (including interest)	$1,872	$2,083	$—	$—
Cash flows expected to be collected (1)	$1,446	$1,524	$—	$—
Fair value of investments acquired	$978	$991	$—	$—
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.
The following table presents activity for the accretable yield on PCI investments:

	Years Ended December 31,
	2013	2012	2013	2012
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Accretable yield, January 1,	$2,665	$2,311	$184	$254
Investments purchased	468	533	—	—
Accretion recognized in earnings	(260)	(203)	(87)	(71)
Disposals	(152)	(102)	—	—
Reclassification (to) from nonaccretable difference	25	126	(23)	1
Accretable yield, December 31,	$2,746	$2,665	$74	$184

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $12.1 billion at December 31, 2013. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $4.0 billion at December 31, 2013. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for two of the three most recent annual periods: 2013 and 2012. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2013, 2012 and 2011. Aggregate total assets of these entities totaled $303.4 billion and $285.2 billion at December 31, 2013 and 2012, respectively. Aggregate total liabilities of these entities totaled $29.7 billion and $28.8 billion at December 31, 2013 and 2012, respectively. Aggregate net income (loss) of these entities totaled $26.3 billion, $17.9 billion and $9.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
Variable Interest Entities
The Company has invested in certain structured transactions (including CSEs), formed trusts to invest proceeds from certain collateral financing arrangements and has insurance operations that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity.
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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2013 and 2012. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

	December 31,
	2013		2012
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,440	$—	$3,439	$—
Operating joint venture (2)	2,095	1,777	—	—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	1,630	1,457	2,730	2,545
Investments:
Real estate joint ventures (4)	1,181	443	11	14
Other invested assets	82	7	85	—
FVO and trading securities	69	—	71	—
Other limited partnership interests	61	—	356	8
Total	$8,558	$3,684	$6,692	$2,567
______________

(1)	See Note 13 for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement.

(2)
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

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $154 million and $168 million at estimated fair value at December 31, 2013 and 2012, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $122 million, $163 million and $324 million for the years ended December 31, 2013, 2012 and 2011 respectively.

(4)
The Company consolidated an open ended core real estate fund formed in the fourth quarter of 2013, which represented the majority of the balances at December 31, 2013. Assets of the real estate fund are a real estate investment trust which holds primarily traditional core income-producing real estate which has associated liabilities that are primarily non-recourse debt secured by certain real estate assets of the fund. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its investment in the real estate fund of $178 million at carrying value at December 31, 2013. The long-term debt bears interest primarily at fixed rates ranging from 1.39% to 4.45%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for the year ended December 31, 2013.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2013		2012
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$67,176	$67,176	$72,605	$72,605
U.S. and foreign corporate	3,966	3,966	5,287	5,287
Other limited partnership interests	5,041	6,994	4,436	5,908
Other invested assets	1,509	1,897	1,117	1,431
FVO and trading securities	619	619	563	563
Mortgage loans	106	106	351	351
Real estate joint ventures	70	71	150	157
Equity securities AFS:
Non-redeemable preferred stock	35	35	32	32
Total	$78,522	$80,864	$84,541	$86,334
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $257 million and $318 million at December 31, 2013 and 2012, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.
As described in Note 21, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2013, 2012 and 2011.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Investment income:
Fixed maturity securities	$15,071	$15,218	$15,037
Equity securities	127	133	141
FVO and trading securities — Actively Traded Securities and FVO general account securities (1)	65	88	31
Mortgage loans	3,020	3,191	3,164
Policy loans	620	626	641
Real estate and real estate joint ventures	909	834	688
Other limited partnership interests	955	845	681
Cash, cash equivalents and short-term investments	181	163	167
International joint ventures	10	19	(12)
Other	165	131	178
Subtotal	21,123	21,248	20,716
Less: Investment expenses	1,198	1,090	1,019
Subtotal, net	19,925	20,158	19,697
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	2,172	1,473	(453)
Securitized reverse residential mortgage loans	—	177	—
FVO CSEs - interest income:
Commercial mortgage loans	132	172	332
Securities	3	4	9
Subtotal	2,307	1,826	(112)
Net investment income	$22,232	$21,984	$19,585
______________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Actively Traded Securities and FVO general account securities	$18	$51	$(3)
FVO contractholder-directed unit-linked investments	$1,579	$1,170	$(647)
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$(48)	$(61)	$(10)
Consumer	(11)	(19)	(50)
Finance	(10)	(32)	(56)
Transportation	(3)	(17)	—
Communications	(2)	(19)	(41)
Technology	—	(6)	(1)
Industrial	—	(5)	(11)
Total U.S. and foreign corporate securities	(74)	(159)	(169)
RMBS	(80)	(97)	(214)
CMBS	(12)	(51)	(32)
ABS	—	(9)	(54)
State and political subdivision	—	(1)	—
Foreign government	—	—	(486)
OTTI losses on fixed maturity securities recognized in earnings	(166)	(317)	(955)
Fixed maturity securities — net gains (losses) on sales and disposals	561	253	25
Total gains (losses) on fixed maturity securities (1)	395	(64)	(930)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(20)	—	(38)
Common stock	(6)	(34)	(22)
OTTI losses on equity securities recognized in earnings	(26)	(34)	(60)
Equity securities — net gains (losses) on sales and disposals	31	38	37
Total gains (losses) on equity securities	5	4	(23)
FVO and trading securities — FVO general account securities	15	17	(2)
Mortgage loans (1)	22	57	175
Real estate and real estate joint ventures	(19)	(36)	134
Other limited partnership interests	(48)	(36)	4
Other investment portfolio gains (losses)	22	(151)	(7)
Subtotal — investment portfolio gains (losses) (1)	392	(209)	(649)
FVO CSEs:
Commercial mortgage loans	(52)	7	(84)
Securities	2	—	—
Long-term debt — related to commercial mortgage loans	85	25	97
Long-term debt — related to securities	(2)	(7)	(8)
Non-investment portfolio gains (losses) (2)	(264)	(168)	(223)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(231)	(143)	(218)
Total net investment gains (losses)	$161	$(352)	$(867)
______________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

(1)
Investment portfolio gains (losses) for the years ended December 31, 2012 and 2011 includes a net gain (loss) of $37 million and ($153) million, respectively, as a result of the MetLife Bank Divestiture, which is comprised of gains (losses) on investments sold of $78 million and $1 million, respectively, and impairments on mortgage loans of ($41) million and ($154) million, respectively. See Note 3.

(2)
Non-investment portfolio gains (losses) for the years ended December 31, 2013 and 2012 includes a gain of $30 million and $33 million, respectively, related to certain dispositions as more fully described in Note 3. Non-investment portfolio gains (losses) for the year ended December 31, 2011 includes a loss of $106 million related to certain dispositions and a goodwill impairment loss of $65 million. See Notes 3 and 11.

See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $171 million, ($112) million and $37 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Years Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	Fixed Maturity Securities			Equity Securities			Total
	(In millions)
Proceeds	$76,070	$59,219	$67,449	$746	$1,648	$1,241	$76,816	$60,867	$68,690
Gross investment gains	$1,326	$944	$892	$56	$73	$108	$1,382	$1,017	$1,000
Gross investment losses	(765)	(691)	(867)	(25)	(35)	(71)	(790)	(726)	(938)
Total OTTI losses:
Credit-related	(147)	(223)	(645)	—	—	—	(147)	(223)	(645)
Other (1)	(19)	(94)	(310)	(26)	(34)	(60)	(45)	(128)	(370)
Total OTTI losses	(166)	(317)	(955)	(26)	(34)	(60)	(192)	(351)	(1,015)
Net investment gains (losses)	$395	$(64)	$(930)	$5	$4	$(23)	$400	$(60)	$(953)
______________

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

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2013	2012
	(In millions)
Balance at January 1,	$392	$471
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	6	46
Additional impairments — credit loss OTTI recognized on securities previously impaired	69	70
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(87)	(176)
Securities impaired to net present value of expected future cash flows	—	(17)
Increases in cash flows — accretion of previous credit loss OTTI	(2)	(2)
Balance at December 31,	$378	$392

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

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

9. Derivatives (continued)

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

9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2013			2012
			Estimated Fair Value			Estimated Fair Value
		Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$6,419	$1,282	$78	$5,397	$1,921	$90
Foreign currency swaps	Foreign currency exchange rate	2,713	252	135	3,187	332	85
Foreign currency forwards	Foreign currency exchange rate	2,935	—	77	—	—	—
Subtotal		12,067	1,534	290	8,584	2,253	175
Cash flow hedges:
Interest rate swaps	Interest rate	3,121	83	141	3,642	705	—
Interest rate forwards	Interest rate	450	7	7	675	139	—
Foreign currency swaps	Foreign currency exchange rate	12,452	401	660	9,038	219	355
Subtotal		16,023	491	808	13,355	1,063	355
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	3,182	82	47	2,552	43	61
Currency options	Foreign currency exchange rate	7,362	318	—	4,375	43	3
Subtotal		10,544	400	47	6,927	86	64
Total qualifying hedges		38,634	2,425	1,145	28,866	3,402	594
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	107,354	3,330	1,767	83,250	5,201	2,043
Interest rate floors	Interest rate	63,064	451	346	56,246	1,174	837
Interest rate caps	Interest rate	39,460	177	—	49,465	74	—
Interest rate futures	Interest rate	6,011	9	9	11,684	1	38
Interest rate options	Interest rate	40,978	255	243	16,328	640	60
Synthetic GICs	Interest rate	4,409	—	—	4,162	—	—
Foreign currency swaps	Foreign currency exchange rate	9,307	133	684	8,208	199	736
Foreign currency forwards	Foreign currency exchange rate	11,311	69	359	9,202	26	288
Currency futures	Foreign currency exchange rate	1,316	1	1	1,408	4	—
Currency options	Foreign currency exchange rate	2,265	53	48	129	1	—
Credit default swaps - purchased	Credit	3,725	7	51	3,674	11	34
Credit default swaps - written	Credit	9,055	166	1	8,879	79	5
Equity futures	Equity market	5,157	1	43	7,008	14	132
Equity options	Equity market	37,411	1,344	1,068	22,920	2,825	356
Variance swaps	Equity market	21,636	174	577	19,830	122	310
TRRs	Equity market	3,802	—	179	3,092	4	103
Total non-designated or non-qualifying derivatives		366,261	6,170	5,376	305,485	10,375	4,942
Total		$404,895	$8,595	$6,521	$334,351	$13,777	$5,536

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2013 and 2012. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes in the consolidated statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Derivatives and hedging gains (losses) (1)	$(8,343)	$(3,158)	$6,108
Embedded derivatives	5,104	1,239	(1,284)
Total net derivative gains (losses)	$(3,239)	$(1,919)	$4,824
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Qualifying hedges:
Net investment income	$135	$111	$98
Interest credited to policyholder account balances	150	164	214
Other expenses	(6)	(5)	(4)
Non-qualifying hedges:
Net investment income	(6)	(6)	(8)
Other revenues	—	47	75
Net derivative gains (losses)	328	476	411
Policyholder benefits and claims	(292)	(120)	17
Total	$309	$667	$803

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)
	(In millions)
Year Ended December 31, 2013:
Interest rate derivatives	$(3,458)	$—	$(27)	$—
Foreign currency exchange rate derivatives	(1,716)	—	—	—
Credit derivatives — purchased	(21)	(14)	—
Credit derivatives — written	130	1	—	—
Equity derivatives	(3,663)	(25)	(727)	—
Total	$(8,728)	$(38)	$(754)	$—
Year Ended December 31, 2012:
Interest rate derivatives	$(296)	$—	$—	$28
Foreign currency exchange rate derivatives	(660)	—	—	—
Credit derivatives — purchased	(298)	(14)	—	—
Credit derivatives — written	150	—	—	—
Equity derivatives	(2,556)	(9)	(419)	—
Total	$(3,660)	$(23)	$(419)	$28
Year Ended December 31, 2011:
Interest rate derivatives	$3,940	$(1)	$—	$236
Foreign currency exchange rate derivatives	343	(9)	—	—
Credit derivatives — purchased	250	6	—	—
Credit derivatives — written	(75)	(1)	—	—
Equity derivatives	1,178	(35)	(87)	—
Total	$5,636	$(40)	$(87)	$236
______________

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Fair Value Hedges
The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets and liabilities; and (iii) foreign currency forwards to hedge the foreign currency fair value exposure of foreign currency denominated investments.
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2013:
Interest rate swaps:	Fixed maturity securities	$42	$(43)	$(1)
	Policyholder liabilities (1)	(830)	835	5
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(12)	1
	Foreign-denominated PABs (2)	(97)	110	13
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(109)	102	(7)
Total		$(981)	$992	$11
Year Ended December 31, 2012:
Interest rate swaps:	Fixed maturity securities	$(4)	$—	$(4)
	Policyholder liabilities (1)	(82)	96	14
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	3	(20)	(17)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(51)	50	(1)
Total		$(135)	$127	$(8)
Year Ended December 31, 2011:
Interest rate swaps:	Fixed maturity securities	$(25)	$22	$(3)
	Policyholder liabilities (1)	1,054	(1,030)	24
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	3	4
	Foreign-denominated PABs (2)	(24)	(25)	(49)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(25)	25	—
Total		$981	$(1,005)	$(24)
______________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2013, 2012 and 2011, the component of the change in fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($2) million, ($4) million and ($3) million, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were ($1) million, $1 million and ($13) million for the years ended December 31, 2013, 2012 and 2011, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

At December 31, 2013 and 2012, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years and eight years, respectively.
At December 31, 2013 and 2012, the balance in AOCI associated with cash flow hedges was $375 million and $1.3 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses)Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses)Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2013:
Interest rate swaps	$(635)	$20	$8	$—	$(3)
Interest rate forwards	(59)	10	3	(1)	1
Foreign currency swaps	(165)	(3)	(3)	1	3
Credit forwards	(4)	—	1	—	—
Total	$(863)	$27	$9	$—	$1
Year Ended December 31, 2012:
Interest rate swaps	$(34)	$1	$4	$(3)	$2
Interest rate forwards	(17)	1	2	(1)	—
Foreign currency swaps	(164)	23	(5)	1	(6)
Credit forwards	—	—	1	—	—
Total	$(215)	$25	$2	$(3)	$(4)
Year Ended December 31, 2011:
Interest rate swaps	$1,023	$(42)	$1	$(10)	$1
Interest rate forwards	336	31	1	(1)	2
Foreign currency swaps	175	—	(6)	2	2
Credit forwards	18	2	1	—	—
Total	$1,552	$(9)	$(3)	$(9)	$5
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2013, ($23) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
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
When net investments in foreign operations are sold or substantially liquidated, the amounts in AOCI are reclassified to the consolidated statements of operations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

The following table presents the effects of derivatives and non‑derivative financial instruments in net investment hedging relationships in the consolidated statements of operations and the consolidated statements of equity:

Derivatives and Non‑Derivative Hedging Instruments in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
	Years Ended December 31,
	2013	2012	2011
	(In millions)
Foreign currency forwards	$69	$(50)	$62
Currency options	262	36	—
Non‑derivative hedging instruments	—	—	6
Total	$331	$(14)	$68
______________

(1)
During the years ended December 31, 2013 and 2012, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings. During the year ended December 31, 2011, the Company sold its interest in MSI MetLife, which was a hedged item in a net investment hedging relationship. As a result, the Company released losses of $71 million from AOCI upon the sale. This release did not impact net income for the year ended December 31, 2011 as such losses were considered in the overall impairment evaluation of the investment prior to sale. See Note 3.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative and non‑derivative hedging instrument’s gain or loss were included in the assessment of hedge effectiveness.

At December 31, 2013 and 2012, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $233 million and ($98) million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $9.1 billion and $8.9 billion at December 31, 2013 and 2012, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2013 and 2012, the Company would have received $165 million and $74 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2013			2012
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$10	$545	2.6	$10	$777	2.7
Credit default swaps referencing indices	26	2,739	1.5	42	2,713	2.1
Subtotal	36	3,284	1.6	52	3,490	2.2
Baa
Single name credit default swaps (corporate)	24	1,320	3.1	8	1,314	3.4
Credit default swaps referencing indices	73	4,071	4.7	11	3,750	4.9
Subtotal	97	5,391	4.3	19	5,064	4.5
Ba
Single name credit default swaps (corporate)	—	5	3.8	—	25	2.7
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	5	3.8	—	25	2.7
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	32	375	4.9	3	300	4.9
Subtotal	32	375	4.9	3	300	4.9
Total	$165	$9,055	3.4	$74	$8,879	3.6
______________

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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $9.1 billion and $8.9 billion from the table above were $90 million and $150 million at December 31, 2013 and 2012, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at both December 31, 2013 and 2012.
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
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are generally governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, the Company is permitted to set-off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

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
The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral was as follows at:

	December 31, 2013		December 31, 2012
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,537	$6,367	$14,048	$5,480
OTC-cleared (1)	302	129	—	—
Exchange-traded	11	53	19	170
Total gross estimated fair value of derivatives (1)	8,850	6,549	14,067	5,650
Amounts offset in the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented in the consolidated balance sheets (1)	8,850	6,549	14,067	5,650
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,631)	(4,631)	(4,562)	(4,562)
OTC-cleared	(122)	(122)	—	—
Exchange-traded	(5)	(5)	(19)	(19)
Cash collateral: (3)
OTC-bilateral	(1,679)	(3)	(5,960)	(1)
OTC-cleared	(169)	(7)	—	—
Exchange-traded	—	(44)	—	(151)
Securities collateral: (4)
OTC-bilateral	(2,105)	(1,464)	(3,526)	(875)
OTC-cleared	—	—	—	—
Exchange-traded	—	(4)	—	—
Net amount after application of master netting agreements and collateral	$139	$269	$—	$42
__________________

(1)
At December 31, 2013 and 2012, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $255 million and $290 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $28 million and $114 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2013 and 2012, the Company received excess cash collateral of $104 million and $0, respectively, and provided excess cash collateral of $236 million and $290 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at December 31, 2013 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2013 and 2012, the Company received excess securities collateral with an estimated fair value of $238 million and $161 million, respectively, for its OTC-bilateral derivatives which are not included in the table above due to the foregoing limitation. At December 31, 2013 and 2012, the Company provided excess securities collateral with an estimated fair value of $66 million and $0, respectively, for its OTC-bilateral derivatives, $141 million and $0, respectively, for its OTC-cleared derivatives, and $81 million and $40 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

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

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
December 31, 2013:
Derivatives subject to credit-contingent provisions	$1,674	$1,530	$—	$27	$34
Derivatives not subject to credit-contingent provisions	20	—	3	—	—
Total	$1,694	$1,530	$3	$27	$34
December 31, 2012:
Derivatives subject to credit-contingent provisions	$771	$775	$—	$35	$73
Derivatives not subject to credit-contingent provisions	79	100	1	—	—
Total	$850	$875	$1	$35	$73
______________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; ceded reinsurance of guaranteed minimum benefits related to certain GMIBs; assumed reinsurance of guaranteed minimum benefits related to GMWBs and GMABs; funding agreements with equity or bond indexed crediting rates; funds withheld on assumed and ceded reinsurance; and certain debt and equity securities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2013	2012
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$247	$439
Funds withheld on assumed reinsurance	Other invested assets	38	66
Options embedded in debt or equity securities	Investments	(145)	(88)
Other	Other invested assets	—	1
Net embedded derivatives within asset host contracts		$140	$418
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(2,296)	$923
Assumed guaranteed minimum benefits	PABs	1,262	2,582
Funds withheld on ceded reinsurance	Other liabilities	60	162
Other	PABs	5	17
Net embedded derivatives within liability host contracts		$(969)	$3,684
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net derivative gains (losses) (1)	$5,104	$1,239	$(1,284)
Policyholder benefits and claims	$(139)	$75	$86
______________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($952) million, ($1.7) billion and $1.8 billion for the years ended December 31, 2013, 2012 and 2011, respectively.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	December 31, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$99,321	$7,148	$106,469
Foreign corporate	—	56,448	6,704	63,152
Foreign government	—	52,202	2,235	54,437
U.S. Treasury and agency	25,061	20,000	62	45,123
RMBS	—	32,098	2,957	35,055
CMBS	—	15,578	972	16,550
ABS	—	11,361	4,210	15,571
State and political subdivision	—	13,820	10	13,830
Total fixed maturity securities	25,061	300,828	24,298	350,187
Equity securities:
Common stock	1,186	990	177	2,353
Non-redeemable preferred stock	—	654	395	1,049
Total equity securities	1,186	1,644	572	3,402
FVO and trading securities:
Actively Traded Securities	2	648	12	662
FVO general account securities	518	80	29	627
FVO contractholder-directed unit-linked investments	10,702	4,806	603	16,111
FVO securities held by CSEs	—	23	—	23
Total FVO and trading securities	11,222	5,557	644	17,423
Short-term investments (1)	5,915	6,943	254	13,112
Mortgage loans:
Residential mortgage loans — FVO	—	—	338	338
Commercial mortgage loans held by CSEs — FVO	—	1,598	—	1,598
Mortgage loans held-for-sale (2)	—	—	—	—
Total mortgage loans	—	1,598	338	1,936
Other invested assets:
Other investments	188	71	—	259
Derivative assets: (3)
Interest rate	10	5,557	27	5,594
Foreign currency exchange rate	1	1,280	28	1,309
Credit	—	144	29	173
Equity market	1	1,233	285	1,519
Total derivative assets	12	8,214	369	8,595
Total other invested assets	200	8,285	369	8,854
Net embedded derivatives within asset host contracts (4)	—	—	285	285
Separate account assets (5)	89,960	225,776	1,465	317,201
Total assets	$133,544	$550,631	$28,225	$712,400
Liabilities
Derivative liabilities: (3)
Interest rate	$9	$2,568	$14	$2,591
Foreign currency exchange rate	1	1,971	39	2,011
Credit	—	52	—	52
Equity market	43	1,222	602	1,867
Total derivative liabilities	53	5,813	655	6,521
Net embedded derivatives within liability host contracts (4)	—	4	(973)	(969)
Long-term debt of CSEs — FVO	—	1,427	28	1,455
Trading liabilities (6)	260	2	—	262
Total liabilities	$313	$7,246	$(290)	$7,269

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	December 31, 2012
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$106,693	$7,433	$114,126
Foreign corporate	—	60,976	6,208	67,184
Foreign government	—	55,522	1,814	57,336
U.S. Treasury and agency	27,441	20,455	71	47,967
RMBS	—	35,442	2,037	37,479
CMBS	—	17,982	1,147	19,129
ABS	—	12,341	3,656	15,997
State and political subdivision	—	14,994	54	15,048
Total fixed maturity securities	27,441	324,405	22,420	374,266
Equity securities:
Common stock	932	1,040	190	2,162
Non-redeemable preferred stock	—	310	419	729
Total equity securities	932	1,350	609	2,891
FVO and trading securities:
Actively Traded Securities	7	646	6	659
FVO general account securities	—	151	32	183
FVO contractholder-directed unit-linked investments	9,103	5,425	937	15,465
FVO securities held by CSEs	—	41	—	41
Total FVO and trading securities	9,110	6,263	975	16,348
Short-term investments (1)	9,426	6,295	429	16,150
Mortgage loans:
Residential mortgage loans — FVO	—	—	—	—
Commercial mortgage loans held by CSEs — FVO	—	2,666	—	2,666
Mortgage loans held-for-sale (2)	—	—	49	49
Total mortgage loans	—	2,666	49	2,715
Other invested assets:
Other investments	303	123	—	426
Derivative assets: (3)
Interest rate	1	9,648	206	9,855
Foreign currency exchange rate	4	819	44	867
Credit	—	47	43	90
Equity market	14	2,478	473	2,965
Total derivative assets	19	12,992	766	13,777
Total other invested assets	322	13,115	766	14,203
Net embedded derivatives within asset host contracts (4)	—	1	505	506
Separate account assets (5)	31,620	202,568	1,205	235,393
Total assets	$78,851	$556,663	$26,958	$662,472
Liabilities
Derivative liabilities: (3)
Interest rate	$38	$3,001	$29	$3,068
Foreign currency exchange rate	—	1,521	7	1,528
Credit	—	39	—	39
Equity market	132	424	345	901
Total derivative liabilities	170	4,985	381	5,536
Net embedded derivatives within liability host contracts (4)	—	17	3,667	3,684
Long-term debt of CSEs — FVO	—	2,483	44	2,527
Trading liabilities (6)	163	—	—	163
Total liabilities	$333	$7,485	$4,092	$11,910
______________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

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

(4)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs in the consolidated balance sheets. At December 31, 2013 and 2012, equity securities also included embedded derivatives of ($145) million and ($88) million, respectively.

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
Investments
Valuation Controls and Procedures
On behalf of the Company’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 13% of the total estimated fair value of Level 3 fixed maturity securities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

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
Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
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
The estimated fair value of FVO securities held by CSEs, other investments, long-term debt of CSEs — FVO and trading liabilities is determined on a basis consistent with the methodologies described herein for securities.
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
10. Fair Value (continued)

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
10. Fair Value (continued)

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
Level 2 Valuation Techniques and Key Inputs:
Commercial mortgage loans held by CSEs — FVO
These investments are principally valued using the market approach. The principal market for these investments is the securitization market. The Company uses the quoted securitization market price of the obligations of the CSEs to determine the estimated fair value of these commercial loan portfolios. These market prices are determined principally by independent pricing services using observable inputs.
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
10. Fair Value (continued)

Level 2 Valuation Techniques and Key Inputs:
These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are certain mutual funds and hedge funds without readily determinable fair values as prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAV provided by the fund managers.
Level 3 Valuation Techniques and Key Inputs:
These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are other limited partnership interests, which are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables that may impact the exit value of the particular partnership interest.
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
10. Fair Value (continued)

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
10. Fair Value (continued)

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

The Company ceded the risk associated with certain of the GMIBs previously described. These reinsurance agreements contain embedded derivatives which are included within premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses) or policyholder benefits and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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
10. Fair Value (continued)

Transfers between Levels
Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2013, transfers between Levels 1 and 2 were $101 million. For assets and liabilities measured at estimated fair value and still held at December 31, 2012, transfers between Levels 1 and 2 were not significant.
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
Transfers into Level 3 for fixed maturity securities, FVO and trading securities, mortgage loans, and separate account assets were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments or credit spreads.
Transfers out of Level 3 for fixed maturity securities, equity securities, FVO and trading securities and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

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

					December 31, 2013				December 31, 2012				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities: (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(10)	-	240	46	(50)	-	500	90	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(1,489)	-	876	174	(1,416)	-	876	272	Decrease
			•	Offered quotes (5)	4	-	145	100	—	-	348	115	Increase
	•	Consensus pricing	•	Offered quotes (5)	33	-	145	95	—	-	555	92	Increase
Foreign government	•	Matrix pricing	•	Credit spreads (4)	4	-	72	32	(58)	-	150	72	Decrease
	•	Market pricing	•	Quoted prices (5)	64	-	156	100	77	-	146	99	Increase
	•	Consensus pricing	•	Offered quotes (5)	84	-	156	107	82	-	200	117	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(136)	-	3,609	288	9	-	2,980	521	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	10	-	109	98	13	-	109	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	69	-	101	93	28	-	100	75	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	215	-	2,025	409	1	-	9,164	374	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	70	-	104	97	1	-	106	99	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	90	-	101	95					Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	30	-	1,878	145	—	-	1,829	109	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	110	101	40	-	105	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	56	-	106	98	—	-	111	97	Increase (6)
Derivatives:
Interest rate	•	Present value techniques	•	Swap yield (7)	248	-	450		186	-	353		Increase (12)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	97	-	767		228	-	795		Increase (12)
			•	Correlation (8)	38%	-	47%		43%	-	57%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	101		100	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	13%	-	28%		13%	-	32%		Increase (12)
			•	Correlation (8)	60%	-	60%		65%	-	65%
Embedded derivatives:
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.14%		0%	-	0.14%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.88%		0.05%	-	0.88%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (14)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0%	-	40%		0.07%	-	20%		(16)
			•	Long-term equity volatilities	9.14%	-	40%		15.18%	-	40%		Increase (17)
			•	Nonperformance risk spread	(1.08)%	-	0.83%		0.10%	-	1.72%		Decrease (18)
______________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

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

(10)	At both December 31, 2013 and 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
10. Fair Value (continued)

(18)
Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO and long-term debt of CSEs — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$7,433	$6,208	$1,814	$71	$2,037	$1,147	$3,656	$54
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	10	9	9	—	31	5	8	—
Net investment gains (losses)	(31)	(33)	8	—	(3)	(14)	5	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	(94)	(75)	(84)	(3)	155	(45)	(70)	(1)
Purchases (3)	1,555	1,972	734	—	1,155	546	1,870	—
Sales (3)	(1,178)	(999)	(128)	(6)	(399)	(450)	(814)	(7)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	1,092	310	81	—	56	114	33	—
Transfers out of Level 3 (4)	(1,639)	(688)	(199)	—	(75)	(331)	(478)	(36)
Balance at December 31,	$7,148	$6,704	$2,235	$62	$2,957	$972	$4,210	$10
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$8	$8	$9	$—	$36	$3	$1	$—
Net investment gains (losses)	$(39)	$(3)	$—	$—	$(3)	$(12)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:				Mortgage Loans:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$190	$419	$6	$32	$937	$429	$—	$49
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	6	(8)	3	1	—
Net investment gains (losses)	26	(32)	—	6	—	(23)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	—	100	—	—	—	17	—	—
Purchases (3)	9	21	9	—	340	256	339	—
Sales (3)	(45)	(113)	—	(30)	(608)	(427)	(2)	(45)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(4)
Transfers into Level 3 (4)	1	—	—	15	235	—	—	—
Transfers out of Level 3 (4)	(4)	—	(3)	—	(293)	(1)	—	—
Balance at December 31,	$177	$395	$12	$29	$603	$254	$338	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$5	$(1)	$2	$1	$—
Net investment gains (losses)	$(3)	$(20)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs - FVO
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$177	$37	$43	$128	$(3,162)	$1,205	$(44)
Total realized/unrealized gains(losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	35	(2)
Net derivative gains (losses)	(16)	(49)	(12)	(479)	5,041	—	—
Other revenues	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	19	(139)	—	—
Other expenses	—	—	—	—	—	—	—
OCI	(102)	(1)	—	—	300	—	—
Purchases (3)	—	—	—	14	—	294	—
Sales (3)	—	—	—	—	—	(319)	—
Issuances (3)	—	—	(1)	—	—	72	—
Settlements (3)	(31)	2	(1)	1	(782)	—	18
Transfers into Level 3 (4)	—	—	—	—	—	240	—
Transfers out of Level 3 (4)	(15)	—	—	—	—	(62)	—
Balance at December 31,	$13	$(11)	$29	$(317)	$1,258	$1,465	$(28)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$(8)	$(46)	$(10)	$(463)	$5,022	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$19	$(135)	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$6,784	$4,370	$2,322	$31	$1,602	$753	$1,850	$53
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	14	20	14	—	27	8	18	—
Net investment gains (losses)	4	(78)	(3)	—	(7)	(42)	2	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	328	294	45	—	275	(4)	(2)	3
Purchases (3)	1,718	2,654	431	48	952	682	2,007	5
Sales (3)	(1,207)	(855)	(673)	(8)	(704)	(397)	(177)	(7)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	661	186	28	—	161	177	6	—
Transfers out of Level 3 (4)	(869)	(383)	(350)	—	(269)	(30)	(48)	—
Balance at December 31,	$7,433	$6,208	$1,814	$71	$2,037	$1,147	$3,656	$54
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$12	$19	$16	$—	$27	$2	$18	$—
Net investment gains (losses)	$(4)	$(30)	$—	$—	$(4)	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:				Mortgage Loans:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$281	$438	$—	$23	$1,386	$590	$—	$1,414
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	18	25	2	—	—
Net investment gains (losses)	(1)	2	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	(35)
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	13	40	—	—	—	(26)	—	—
Purchases (3)	99	5	6	—	604	425	—	1
Sales (3)	(140)	(66)	—	(9)	(1,040)	(559)	—	(1,348)
Issuances (3)	—	—	—	—	—	—	—	7
Settlements (3)	—	—	—	—	—	—	—	(43)
Transfers into Level 3 (4)	3	—	—	—	—	5	—	56
Transfers out of Level 3 (4)	(65)	—	—	—	(38)	(8)	—	(3)
Balance at December 31,	$190	$419	$6	$32	$937	$429	$—	$49
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$14	$25	$1	$—	$—
Net investment gains (losses)	$(11)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$(29)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs - FVO	MSRs (9)	Liability Related to Securitized Reverse Mortgage Loans (9)
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$666	$(1,175)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	99	(7)	—	—
Net derivative gains (losses)	15	10	48	(606)	1,305	—	—	—	—
Other revenues	(67)	—	—	—	—	—	—	(83)	1
Policyholder benefits and claims	—	—	—	29	75	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
OCI	—	—	—	(3)	259	—	—	—	—
Purchases (3)	—	—	—	19	—	244	—	—	—
Sales (3)	—	—	—	—	—	(443)	—	(485)	1,149
Issuances (3)	—	—	(3)	(44)	—	2	—	43	—
Settlements (3)	(71)	(17)	(3)	(156)	(598)	(1)	79	(141)	23
Transfers into Level 3 (4)	—	—	—	—	—	24	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(45)	—	—	2
Balance at December 31,	$177	$37	$43	$128	$(3,162)	$1,205	$(44)	$—	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(7)	$—	$—
Net derivative gains (losses)	$—	$(12)	$47	$(593)	$1,275	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$29	$78	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision	Other
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$7,149	$5,726	$3,134	$79	$2,541	$1,011	$3,026	$46	$4
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	11	27	18	—	10	25	24	—	—
Net investment gains (losses)	17	(9)	—	—	(41)	(16)	(18)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
OCI	327	(66)	—	3	(5)	71	81	(8)	—
Purchases (3)	912	1,740	529	6	393	283	1,033	11	—
Sales (3)	(887)	(2,094)	(179)	(1)	(213)	(178)	(659)	(4)	(4)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	169	211	123	—	20	52	14	10	—
Transfers out of Level 3 (4)	(914)	(1,165)	(1,303)	(56)	(1,103)	(495)	(1,651)	(2)	—
Balance at December 31,	$6,784	$4,370	$2,322	$31	$1,602	$753	$1,850	$53	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$10	$19	$18	$—	$11	$24	$20	$—	$—
Net investment gains (losses)	$(27)	$(31)	$(3)	$—	$(41)	$(14)	$(10)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		FVO and Trading Securities:				Mortgage Loans:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$268	$905	$10	$77	$735	$858	$—	$24
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(7)	5	3	—	—
Net investment gains (losses)	14	(71)	—	—	—	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	5
Policyholder benefits and claims	—	—	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—
OCI	5	5	—	—	—	2	—	—
Purchases (3)	106	3	—	—	1,246	600	—	3
Sales (3)	(46)	(416)	(8)	(33)	(478)	(870)	—	—
Issuances (3)	—	—	—	—	—	—	—	1,361
Settlements (3)	—	—	—	—	—	—	—	(87)
Transfers into Level 3 (4)	—	12	—	—	121	—	—	109
Transfers out of Level 3 (4)	(66)	—	(2)	(14)	(243)	(1)	—	(1)
Balance at December 31,	$281	$438	$—	$23	$1,386	$590	$—	$1,414
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$(8)	$(4)	$—	$—	$—
Net investment gains (losses)	$(6)	$(19)	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$5
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs - FVO	MSRs (9)	Liability Related to Securitized Reverse Mortgage Loans (9)
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$(86)	$73	$44	$142	$(2,438)	$1,983	$(184)	$950	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(3)	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	39	(8)	—	—
Net derivative gains (losses)	41	(28)	(43)	601	(1,277)	—	—	—	—
Other revenues	62	—	—	—	—	—	—	(314)	—
Policyholder benefits and claims	—	—	—	7	86	—	—	—	—
Other expenses	—	—	—	—	—	—	—	—	—
OCI	329	—	14	1	(119)	—	—	—	—
Purchases (3)	(1)	—	1	228	—	284	—	—	—
Sales (3)	—	—	—	—	—	(743)	—	—	—
Issuances (3)	—	—	(3)	(4)	—	—	—	173	(1,175)
Settlements (3)	(44)	(1)	(12)	(8)	(455)	—	76	(143)	—
Transfers into Level 3 (4)	(1)	—	—	—	—	19	—	—	—
Transfers out of Level 3 (4)	—	—	—	(75)	—	(257)	—	—	—
Balance at December 31,	$300	$44	$1	$889	$(4,203)	$1,325	$(116)	$666	$(1,175)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(8)	$—	$—
Net derivative gains (losses)	$24	$(24)	$(42)	$601	$(1,303)	$—	$—	$—	$—
Other revenues	$68	$—	$—	$—	$—	$—	$—	$(282)	$—
Policyholder benefits and claims	$—	$—	$—	$7	$94	$—	$—	$—	$—
Other expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—
______________

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

(9)	See Note 3 for a discussion of the MetLife Bank Divestiture. Other revenues related to MSRs represent the changes in estimated fair value due to changes in valuation model inputs or assumptions.
Fair Value Option
The following table presents information for certain assets and liabilities accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	Residential Mortgage Loans — FVO (1)		Certain Assets and Liabilities of CSEs (2)
	December 31,		December 31,
	2013	2012	2013	2012
	(In millions)
Assets
Unpaid principal balance	$508	$—	$1,528	$2,539
Difference between estimated fair value and unpaid principal balance	(170)	—	70	127
Carrying value at estimated fair value	$338	$—	$1,598	$2,666
Loans in non-accrual status	$—	$—	$—	$—
Loans more than 90 days past due	$81	$—	$—	$—
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(82)	$—	$—	$—
Liabilities
Contractual principal balance			$1,445	$2,430
Difference between estimated fair value and contractual principal balance			10	97
Carrying value at estimated fair value			$1,455	$2,527
______________

(1)	Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. Changes in estimated fair value for these loans were due to the following:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(1)	$—	$—
Other changes in estimated fair value	1	—	—
Total gains (losses) recognized in net investment income	$—	$—	$—

(2)
These assets and liabilities are comprised of commercial mortgage loans and long-term debt. Changes in estimated fair value on these assets and liabilities and gains or losses on sales of these assets are recognized in net investment gains (losses). Interest income on commercial mortgage loans held by CSEs — FVO is recognized in net investment income. Interest expense from long-term debt of CSEs — FVO is recognized in other expenses.

The Company also held $49 million of mortgage loans held-for-sale — FVO at December 31, 2012. Changes in estimated fair value are recognized as gains in other revenues. Changes in fair value due to instrument-specific credit risk were less than ($1) million, ($1) million, and ($3) million for the years ended December 31, 2013, 2012 and 2011, respectively. Other changes in estimated fair value were less than $1 million, $68 million and $511 million for the years ended December 31, 2013, 2012 and 2011, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

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

	At December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$211	$428	$151	$20	$(11)	$(15)
Held-for-sale	$3	$319	$58	$—	$(31)	$(3)
Other limited partnership interests (2)	$77	$54	$13	$(46)	$(33)	$(5)
Real estate joint ventures (3)	$3	$10	$—	$(2)	$(6)	$—
Goodwill (4)	$—	$—	$—	$—	$(1,868)	$(65)
Other assets (5)	$—	$32	$—	$—	$(77)	$—
______________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2013 and 2012 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both December 31, 2013 and 2012 were not significant.

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
10. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans:
Held-for-investment	$55,767	$—	$—	$57,921	$57,921
Held-for-sale	3	—	—	3	3
Mortgage loans, net	$55,770	$—	$—	$57,924	$57,924
Policy loans	$11,764	$—	$1,694	$11,512	$13,206
Real estate joint ventures	$102	$—	$—	$169	$169
Other limited partnership interests	$950	$—	$—	$1,109	$1,109
Other invested assets	$844	$322	$163	$359	$844
Premiums, reinsurance and other receivables	$3,116	$—	$728	$2,382	$3,110
Other assets	$324	$—	$210	$142	$352
Liabilities
PABs	$139,735	$—	$—	$144,631	$144,631
Bank deposits	$—	$—	$—	$—	$—
Long-term debt	$17,170	$—	$18,564	$—	$18,564
Collateral financing arrangements	$4,196	$—	$—	$3,984	$3,984
Junior subordinated debt securities	$3,193	$—	$3,789	$—	$3,789
Other liabilities	$2,239	$—	$948	$1,292	$2,240
Separate account liabilities	$117,562	$—	$117,562	$—	$117,562

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
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
Liabilities
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
10. Fair Value (continued)

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
Other Assets
These other assets are principally comprised of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement described in Note 13. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.
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
10. Fair Value (continued)

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
Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities
The estimated fair values of long-term debt and junior subordinated debt securities are principally determined using market standard valuation methodologies. Capital leases, which are not required to be disclosed at estimated fair value are excluded from the preceding tables.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

11. Goodwill
Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Step 1 of the goodwill impairment process requires a comparison of the fair value of a reporting unit to its carrying value. In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple valuation approach. When further corroboration is required, the Company uses a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.
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
During the 2013 annual goodwill impairment tests, the Company concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

11. Goodwill (continued)

Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other (2)	Unallocated Goodwill	Total
	(In millions)
Balance at January 1, 2011
Goodwill	$3,125	$138	$900	$229	$72	$38	$470	$6,809	$11,781
Accumulated impairment	—	—	—	—	—	—	—	—	—
Total goodwill, net	3,125	138	900	229	72	38	470	6,809	11,781
Goodwill allocation (3)	—	—	—	312	5,163	1,334	—	(6,809)	—
Acquisitions (4)	—	—	—	—	39	—	—	—	39
Impairments (5)	—	—	—	—	—	—	(65)	—	(65)
Effect of foreign currency translation and other	—	—	—	(40)	259	(39)	—	—	180
Balance at December 31, 2011
Goodwill	3,125	138	900	501	5,533	1,333	470	—	12,000
Accumulated impairment	—	—	—	—	—	—	(65)	—	(65)
Total goodwill, net	3,125	138	900	501	5,533	1,333	405	—	11,935
Acquisitions	—	—	—	—	—	1	—	—	1
Impairments (6)	(1,692)	—	—	—	—	—	(176)	—	(1,868)
Effect of foreign currency translation and other	—	—	—	26	(146)	5	—	—	(115)
Balance at December 31, 2012
Goodwill	3,125	138	900	527	5,387	1,339	470	—	11,886
Accumulated impairment	(1,692)	—	—	—	—	—	(241)	—	(1,933)
Total goodwill, net	1,433	138	900	527	5,387	1,339	229	—	9,953
Acquisitions (7)	—	—	—	1,140	—	1	—	—	1,141
Dispositions	—	—	—	—	—	(8)	—	—	(8)
Reduction of goodwill (5)	—	—	—	—	—	—	(65)	—	(65)
Reduction of accumulated impairment (5)	—	—	—	—	—	—	65	—	65
Effect of foreign currency translation and other	—	—	—	(79)	(489)	24	—	—	(544)
Balance at December 31, 2013
Goodwill	3,125	138	900	1,588	4,898	1,356	405	—	12,410
Accumulated impairment	(1,692)	—	—	—	—	—	(176)	—	(1,868)
Total goodwill, net	$1,433	$138	$900	$1,588	$4,898	$1,356	$229	$—	$10,542
______________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

11. Goodwill (continued)

(1)	Includes goodwill of $4.7 billion, $5.2 billion and $5.4 billion from the Japan operations at December 31, 2013, 2012 and 2011, respectively.

(2)
For purposes of goodwill impairment testing, the $229 million of net goodwill in Corporate & Other at December 31, 2012, which resulted from goodwill acquired as part of the 2005 Travelers acquisition, was allocated to business units of the Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding segments in the amounts of $34 million, $9 million and $186 million, respectively.

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

(5)
In 2011, the Company performed a goodwill impairment test on MetLife Bank, which was a separate reporting unit in Corporate & Other. A comparison of the fair value of the reporting unit, using a market multiple approach, to its carrying value indicated a potential for goodwill impairment. A further comparison of the implied fair value of the reporting unit’s goodwill with its carrying amount indicated that the entire amount of goodwill associated with MetLife Bank was impaired. Consequently, the Company recorded a $65 million goodwill impairment charge that is reflected as a net investment loss for the year ended December 31, 2011. In connection with the MetLife Bank Divestiture, goodwill and the related accumulated impairment were reduced by $65 million for the year ended December 31, 2013. See Note 3.

(6)
In connection with its annual goodwill impairment testing in 2012, the market multiple and discounted cash flow valuation approaches indicated that the fair value of the Retail Annuities reporting unit was below its carrying value. As a result, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was also performed. This appraisal also resulted in a fair value of the Retail Annuities reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. A further comparison of the implied fair value of its goodwill with the reporting unit’s carrying amount indicated that the entire amount of goodwill associated with the Retail Annuities reporting unit was impaired. Consequently, the Company recorded a non-cash charge of $1.9 billion ($1.6 billion, net of income tax) for the impairment of the entire goodwill balance in the consolidated statements of operations for the year ended December 31, 2012. Of this amount, $1.4 billion was impaired at MetLife, Inc. There was no impact on income taxes.

(7)	See Note 3 for a discussion of the acquisition of ProVida, which is included in the Latin America segment.
12. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

	Interest Rates (1)		Maturity	December 31,
	Range	Weighted Average		2013	2012
				(In millions)
Senior notes	1.52% - 7.72%	4.96%	2014 - 2045	$15,938	$15,669
Surplus notes	7.63% - 7.88%	7.84%	2015 - 2025	701	700
Other notes	1.39% - 8.00%	4.04%	2014 - 2030	531	133
Capital lease obligations				28	33
Total long-term debt (2)				17,198	16,535
Total short-term debt				175	100
Total				$17,373	$16,635
______________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2013.

(2)	Excludes $1.5 billion and $2.5 billion of long-term debt relating to CSEs — FVO at December 31, 2013 and 2012, respectively. See Note 8.
The aggregate maturities of long-term debt at December 31, 2013 for the next five years and thereafter are $1.4 billion in 2014, $1.2 billion in 2015, $1.3 billion in 2016, $502 million in 2017, $1.5 billion in 2018 and $11.3 billion thereafter.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

12. Long-term and Short-term Debt (continued)

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
Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at December 31, 2013.
Senior Notes — Senior Debt Securities Underlying Common Equity Units
In connection with the financing of the ALICO Acquisition in November 2010, MetLife, Inc. issued to AM Holdings $3.0 billion (estimated fair value of $3.0 billion) of three series of debt securities (the “Series C Debt Securities,” the “Series D Debt Securities,” and the “Series E Debt Securities,” collectively, the “Debt Securities”), which constitute a part of the common equity units more fully described in Note 15.
In both September 2013 and October 2012, MetLife, Inc. closed the successful remarketing of senior debt securities underlying the common equity units. The Series D Debt Securities were remarketed in September 2013 as 4.368% senior debt securities due September 2023. The Series C Debt Securities were remarketed in October 2012 as 1.756% Series C senior debt securities Tranche 1 and 3.048% Series C senior debt securities Tranche 2, due December 2017 and December 2022, respectively. MetLife, Inc. did not receive any proceeds from the remarketings.
The Series E Debt Securities initially bear interest at 2.46%, initially mature in June 2045, and are subject to remarketing. The interest rates will be reset in connection with the successful remarketing of the Series E Debt Securities. Prior to the first scheduled attempted remarketing of the Series E Debt Securities, such Debt Securities will be divided into two tranches equal in principal amount with maturity dates of June 2018 and June 2045.
Senior Notes — Other Issuances
In November 2013, MetLife, Inc. issued $1.0 billion of senior notes due in November 2043. The senior notes bear interest at a fixed rate of 4.875%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $10 million of related costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.
In August 2012, MetLife, Inc. issued $750 million of senior notes due in August 2042. The senior notes bear interest at a fixed rate of 4.125%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $7 million of related costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.
Advances from the Federal Home Loan Bank of New York
MetLife Bank has been a member of the FHLB of NY and, in connection with such membership, entered into advances agreements with the FHLB of NY under which MetLife Bank received cash advances, which were reflected in long-term debt or short-term debt according to the tenor of the advances. In January 2012, MetLife Bank discontinued taking advances from the FHLB of NY. In April 2012, MetLife Bank transferred cash to MLIC related to $3.8 billion of outstanding advances which had been included in long-term debt, and MLIC assumed the associated obligations under terms similar to those of the transferred advances by issuing funding agreements for which the liability was included in PABs. During the years ended December 31, 2013 and 2012, MetLife Bank did not receive advances. During the year ended December 31, 2011, MetLife Bank received advances totaling $1.3 billion. During the years ended December 31, 2012 and 2011, MetLife Bank made repayments totaling $374 million and $750 million, respectively, related to long-term borrowings under the advances agreements. MetLife Bank did not make repayments in 2013. There was no long-term debt or short-term debt liability for advances at December 31, 2013 and 2012.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

12. Long-term and Short-term Debt (continued)

Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2013	2012
	(In millions)
Commercial paper	$175	$100
Average daily balance	$103	$119
Average days outstanding	55 days	40 days
During the years ended December 31, 2013, 2012 and 2011, the weighted average interest rate on short-term debt was 0.12%, 0.17% and 0.33%, respectively.
Interest Expense
Interest expense related to long-term and short-term debt included in other expenses was $854 million, $871 million and $975 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such amounts do not include interest expense on long-term debt related to CSEs — FVO, collateral financing arrangements, junior subordinated debt securities, or common equity units. See Notes 8, 13, 14 and 15.
Credit and Committed Facilities
The Company maintains unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at December 31, 2013. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facilities
The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees expensed associated with these credit facilities were $24 million, $30 million and $35 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in other expenses. Information on these credit facilities at December 31, 2013 was as follows:

Borrower(s)	Expiration	Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	September 2017 (1)	$1,000	$59	$—	$941
MetLife, Inc. and MetLife Funding, Inc.	August 2016 (2)	3,000	133	—	2,867
Total		$4,000	$192	$—	$3,808
______________

(1)
In September 2012, MetLife, Inc. and MetLife Funding, Inc. entered into a $1.0 billion five-year credit agreement which amended and restated the three-year agreement dated October 2010. All borrowings under the 2012 five-year credit agreement must be repaid by September 2017, except that letters of credit outstanding on that date may remain outstanding until no later than September 2018. MetLife, Inc. incurred costs of $4 million related to the amended and restated credit facility, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the amended and restated credit facility.

(2)
In connection with the October 2013 re-domestication of Exeter to Delaware in anticipation of the Mergers and the related redistribution of assets held in trust at Exeter, $1.9 billion of outstanding letters of credit were no longer required and therefore canceled by the Company. Accordingly, remaining availability under the unsecured credit facilities increased by $1.9 billion in October 2013. See Note 8 for further information on the Mergers.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

12. Long-term and Short-term Debt (continued)

Committed Facilities
The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees expensed associated with these committed facilities were $103 million, $96 million and $93 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in other expenses. Information on these committed facilities at December 31, 2013 was as follows:

Account Party/Borrower(s)	Expiration	Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc.	August 2014	$300	$300	$—	$—
Exeter Reassurance Company, Ltd., MetLife, Inc. & Missouri Reinsurance, Inc.	June 2016	500	490	—	10
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2020 (1)	350	350	—	—
Exeter Reassurance Company, Ltd.	December 2027 (1)	650	600	—	50
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037 (2)	3,500	—	2,797	703
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (1)	2,896	1,937	—	959
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (1)	4,250	3,062	—	1,188
Total		$12,446	$6,739	$2,797	$2,910
______________

(1)	MetLife, Inc. is guarantor under this agreement.

(2)	The drawdown on this facility is associated with a collateral financing arrangement described more fully in Note 13.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

13. Collateral Financing Arrangements (continued)

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
In addition, in June 2011, MetLife, Inc. received $100 million from the unaffiliated financial institution related to an increase in the estimated fair value of the surplus notes. No such payments were made or received by MetLife, Inc. during 2013 and 2012.
 At both December 31, 2013 and 2012, the amount of the surplus notes outstanding was $1.4 billion. At both December 31, 2013 and 2012, the amount of the receivable from the unaffiliated financial institution was $182 million.
In addition, at December 31, 2013 and 2012, MetLife, Inc. had pledged collateral with an estimated fair value of $23 million and $120 million, respectively, to the unaffiliated financial institution.
A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. At December 31, 2013 and 2012, the estimated fair value of assets held in trust by the Company was $1.7 billion and $1.6 billion, respectively. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations. Interest expense on the collateral financing arrangement is included as a component of other expenses.
Interest expense related to this collateral financing arrangement was $20 million, $26 million and $35 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Associated with Secondary Guarantees
In May 2007, MetLife, Inc. and MRSC, a wholly-owned subsidiary of MetLife, Inc., entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At both December 31, 2013 and 2012, $2.8 billion had been drawn upon under the collateral financing arrangement. Proceeds from the collateral financing arrangement were placed in trusts to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trusts are VIEs which are consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trusts. At both December 31, 2013 and 2012, the Company held assets in trust with an estimated fair value of $3.4 billion, associated with the collateral financing arrangement. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations. Interest expense on the collateral financing arrangement is included as a component of other expenses. The collateral financing arrangement may be extended by agreement of MetLife, Inc. and the unaffiliated financial institution on each anniversary of the closing.
In connection with the collateral financing arrangement, MetLife, Inc. entered into an agreement with the same unaffiliated financial institution under which MetLife, Inc. is entitled to the return on the investment portfolio held by the trusts established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of three-month LIBOR plus 0.70%, payable quarterly. MetLife, Inc. may also be required to make payments to the unaffiliated financial institution, for deposit into the trusts, related to any decline in the estimated fair value of the assets held by the trusts, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. During 2013, 2012 and 2011, no payments were made or received by MetLife, Inc. Cumulatively, since May 2007, MetLife, Inc. has contributed a total of $680 million as a result of declines in the estimated fair value of the assets in the trusts, all of which was deposited into the trusts.
In addition, MetLife, Inc. may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2013, MetLife, Inc. had no pledged collateral under this agreement. At December 31, 2012, MetLife, Inc. had pledged $78 million under this agreement.
Interest expense related to this collateral financing arrangement was $28 million, $33 million and $29 million for the years ended December 31, 2013, 2012 and 2011, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

14. Junior Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities and trust securities which MetLife, Inc. will exchange for junior subordinated debt securities prior to redemption or repayment were as follows:

							Carrying Value at December 31,
Issuer	Issue Date	Face Value	Interest Rate (2)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (3)	Final Maturity	2013	2012
		(In millions)					(In millions)
MetLife, Inc.	July 2009	$500	10.750%	August 2039	LIBOR + 7.548%	August 2069	$500	$500
MetLife Capital Trust X (1)	April 2008	$750	9.250%	April 2038	LIBOR + 5.540%	April 2068	750	750
MetLife Capital Trust IV (1)	December 2007	$700	7.875%	December 2037	LIBOR + 3.960%	December 2067	695	694
MetLife, Inc.	December 2006	$1,250	6.400%	December 2036	LIBOR + 2.205%	December 2066	1,248	1,248
							$3,193	$3,192
______________

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

In connection with each of the securities described above, MetLife, Inc. may redeem or may cause the redemption of the securities (i) in whole or in part, at any time on or after the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption or, if greater, a make-whole price. MetLife, Inc. also has the right to, and in certain circumstances the requirement to, defer interest payments on the securities for a period up to 10 years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, MetLife, Inc. is required to use proceeds from the sale of its common stock or warrants on common stock to satisfy this interest payment obligation. In connection with each of the securities described above, MetLife, Inc. entered into a separate replacement capital covenant (“RCC”). As part of each RCC, MetLife, Inc. agreed that it will not repay, redeem, or purchase the securities on or before a date 10 years prior to the final maturity date of each issuance, unless, subject to certain limitations, it has received cash proceeds during a specified period from the sale of specified replacement securities. Each RCC will terminate upon the occurrence of certain events, including an acceleration of the applicable securities due to the occurrence of an event of default. The RCCs are not intended for the benefit of holders of the securities and may not be enforced by them. Rather, each RCC is for the benefit of the holders of a designated series of MetLife, Inc.’s other indebtedness (the “Covered Debt”). Initially, the Covered Debt for each of the securities described above was MetLife, Inc.’s 5.70% senior notes due 2035 (the “Senior Notes”). As a result of the issuance of MetLife, Inc.’s 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (the “10.750% JSDs”), the 10.750% JSDs became the Covered Debt with respect to, and in accordance with, the terms of the RCC relating to MetLife, Inc.’s 6.40% Fixed-to-Floating Rate Junior Subordinated Debentures due 2066. The Senior Notes continue to be the Covered Debt with respect to, and in accordance with, the terms of the RCCs relating to each of MetLife Capital Trust IV’s 7.875% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, MetLife Capital Trust X’s 9.250% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities and the 10.750% JSDs. MetLife, Inc. also entered into a replacement capital obligation which will commence during the six month period prior to the scheduled redemption date of each of the securities described above and under which MetLife, Inc. must use reasonable commercial efforts to raise replacement capital to permit repayment of the securities through the issuance of certain qualifying capital securities.
Interest expense on outstanding junior subordinated debt securities was $258 million for each of the years ended December 31, 2013, 2012 and 2011.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

15. Common Equity Units
Acquisition of ALICO
In connection with the financing of the ALICO Acquisition in November 2010, MetLife, Inc. issued to AM Holdings 40.0 million common equity units with an aggregate stated amount at issuance of $3.0 billion and an estimated fair value of $3.2 billion. Each common equity unit has an initial stated amount of $75 per unit and initially consists of: (i) three purchase contracts (the “Series C Purchase Contracts,” the “Series D Purchase Contracts” and the “Series E Purchase Contracts” and, together, the “Purchase Contracts”), obligating the holder to purchase, on a subsequent settlement date, a variable number of shares of MetLife, Inc. common stock, par value $0.01 per share, for a purchase price of $25 ($75 in the aggregate); and (ii) a 1/40 undivided beneficial ownership interest in each of three series of Debt Securities issued by MetLife, Inc., each series of Debt Securities having an aggregate principal amount of $1.0 billion. Distributions on the common equity units will be made quarterly, and will consist of contract payments on the Purchase Contracts and interest payments on the Debt Securities, at an aggregate annual rate of 5.00% of the stated amount at any time. The excess of the estimated fair value of the common equity units over the estimated fair value of the Debt Securities (see Note 12), after accounting for the present value of future contract payments recorded in other liabilities, resulted in a net decrease to additional paid-in capital of $69 million, representing the fair value of the Purchase Contracts discussed below. On March 8, 2011, AM Holdings sold, in a public offering, all the common equity units it received as consideration from MetLife in connection with the ALICO Acquisition. The common equity units are listed on the New York Stock Exchange (“NYSE”).
Purchase Contracts
Settlement of the Purchase Contracts of each series occurs upon the successful remarketing of the related series of Debt Securities, or upon a final failed remarketing of the related series, as described below under “—Debt Securities.” On each settlement date subsequent to a successful remarketing, the holder will pay $25 per common equity unit and MetLife, Inc. will issue to such holder a variable number of shares of its common stock in settlement of the applicable Purchase Contract. The number of shares to be issued will depend on the average of the daily volume-weighted average prices of MetLife, Inc.’s common stock during the 20 trading day periods ending on, and including, the third day prior to the initial scheduled settlement date for each series of Purchase Contracts. The Series C Purchase Contracts and Series D Purchase Contracts have been settled as described in “— Remarketing of Debt Securities and Settlement of Purchase Contracts.” The initially-scheduled settlement date for the remaining Series E Purchase Contracts is October 8, 2014. If the average value of MetLife, Inc.’s common stock as calculated pursuant to the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings (the “Stock Purchase Agreement”) during the applicable 20 trading day period is less than or equal to $35.15, as such amount may be adjusted (the “Reference Price”), the number of shares to be issued in settlement of the Series E Purchase Contract will equal $25 divided by the Reference Price, as calculated pursuant to the Stock Purchase Agreement (the “Maximum Settlement Rate”). If the market value of MetLife, Inc.’s common stock is greater than or equal to $43.93, as such amount may be adjusted (the “Threshold Appreciation Price”), the number of shares to be issued in settlement of the Series E Purchase Contract will equal $25 divided by the Threshold Appreciation Price, as so calculated (the “Minimum Settlement Rate”). If the market value of MetLife, Inc.’s common stock is greater than the Reference Price and less than the Threshold Appreciation Price, the number of shares to be issued will equal $25 divided by the applicable market value, as so calculated. In the event of an unsuccessful remarketing of any series of Debt Securities and the postponement of settlement to a later date, the average market value used to calculate the settlement rate for a particular series will not be recalculated, although certain corporate events may require adjustments to the settlement rate. After settlement of the remaining Series E Purchase Contracts, MetLife, Inc. will receive proceeds of $1.0 billion and issue between 22.8 million and 28.5 million shares of its common stock, subject to certain adjustments, in addition to the proceeds received and shares issued upon settlement of the Series C Purchase Contracts in October 2012 and Series D Purchase Contracts in September 2013. The holder of a common equity unit may, at its option, settle the related Series E Purchase Contracts before the applicable settlement date. However, upon early settlement, the holder will receive the Minimum Settlement Rate.
Distributions on the Purchase Contracts will be made quarterly at an average annual rate of 3.02%. The value of all Purchase Contracts at issuance of $247 million was calculated as the present value of the future contract payments and was recorded in other liabilities with an offsetting decrease in additional paid-in capital. The other liabilities balance will be reduced as contract payments are made. Contract payments of $48 million and $84 million were made for the years ended December 31, 2013 and 2012, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

15. Common Equity Units (continued)

Debt Securities
The Debt Securities are senior, unsecured notes of MetLife, Inc. which, in the aggregate, pay quarterly distributions at an initial average annual rate of 1.98% and are included in long-term debt (see Note 12 for further discussion of terms). The Debt Securities are pledged as collateral to secure the obligations of each common equity unit holder under the related Purchase Contracts. Each series of the Debt Securities will be subject to a remarketing and sold on behalf of participating holders to investors. The proceeds of a remarketing, net of any related fees, will be applied on behalf of participating holders who so elect to settle any obligation of the holder to pay cash under the related Purchase Contract on the applicable settlement dates. The Series C Purchase Contracts and Series D Purchase Contracts have been settled as described in “— Remarketing of Debt Securities and Settlement of Purchase Contracts.” The initially-scheduled settlement date for the remaining contracts is October 8, 2014 for the Series E Debt Securities, subject to delay if there are one or more unsuccessful remarketings. If the initial attempted remarketing of the series is unsuccessful, up to two additional remarketing attempts will occur. At the remarketing date, the remarketing agent may reset the interest rate on the Debt Securities, subject to a reset cap for each of the first two attempted remarketings of each series. If a remarketing is successful, the reset rate will apply to all outstanding Debt Securities of the applicable tranche of the remarketed series, whether or not the holder participated in the remarketing and will become effective on the settlement date of such remarketing. If the first remarketing attempt with respect to a series is unsuccessful, the Series E Purchase Contract settlement date will be delayed for three calendar months, at which time a second remarketing attempt will occur in connection with settlement. If the second remarketing attempt is unsuccessful, one additional delay may occur on the same basis. If both additional remarketing attempts are unsuccessful, a “final failed remarketing” will have occurred, and the interest rate on such series of Debt Securities will not be reset and the holder may put such series of Debt Securities to MetLife, Inc. at a price equal to its principal amount plus accrued and unpaid interest, if any, and apply the principal amount against the holder’s obligations under the related Series E Purchase Contract.
Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts
In both September 2013 and October 2012, MetLife, Inc. closed the successful remarketings of senior debt securities underlying the common equity units. The Series D Debt Securities were remarketed in September 2013 as 4.368% senior debt securities due September 2023. The Series C Debt Securities were remarketed as 1.756% Series C senior debt securities Tranche 1 and 3.048% Series C senior debt securities Tranche 2, due December 2017 and December 2022, respectively. MetLife, Inc. did not receive any proceeds from the remarketings. Most holders of common equity units used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts provided proceeds to MetLife, Inc. of $1.0 billion in each of September 2013 and October 2012 in exchange for shares of MetLife, Inc.’s common stock. In September 2013 and October 2012, MetLife, Inc. delivered 22,679,955 and 28,231,956 shares, respectively, of its newly issued common stock to settle the stock purchase contracts.
16. Equity
Preferred Stock
There are 200,000,000 authorized shares of preferred stock, of which 6,857,000 shares were designated for issuance of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock (“Convertible Preferred Stock”) in connection with the financing of the ALICO Acquisition in 2010. See “— Convertible Preferred Stock” below.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

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
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Series A and Series B preferred shares was as follows:

			Dividend
Declaration Date	Record Date	Payment Date	Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
November 15, 2013	November 30, 2013	December 16, 2013	$0.253	$7	$0.406	$24
August 15, 2013	August 31, 2013	September 16, 2013	$0.256	6	$0.406	24
May 15, 2013	May 31, 2013	June 17, 2013	$0.256	7	$0.406	24
March 5, 2013	February 28, 2013	March 15, 2013	$0.250	6	$0.406	24
				$26		$96
November 15, 2012	November 30, 2012	December 17, 2012	$0.253	$7	$0.406	$24
August 15, 2012	August 31, 2012	September 17, 2012	$0.256	6	$0.406	24
May 15, 2012	May 31, 2012	June 15, 2012	$0.256	7	$0.406	24
March 5, 2012	February 29, 2012	March 15, 2012	$0.253	6	$0.406	24
				$26		$96
November 15, 2011	November 30, 2011	December 15, 2011	$0.253	$7	$0.406	$24
August 15, 2011	August 31, 2011	September 15, 2011	$0.256	6	$0.406	24
May 16, 2011	May 31, 2011	June 15, 2011	$0.256	7	$0.406	24
March 7, 2011	February 28, 2011	March 15, 2011	$0.250	6	$0.406	24
				$26		$96
See Note 23 for information on subsequent dividends declared.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

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
Common Stock
Issuances
In September 2013, MetLife, Inc. issued 22,679,955 new shares of its common stock for $1.0 billion. The issuance was made in connection with the settlement of the Series D Purchase Contracts. See Note 15 .
In October 2012, MetLife, Inc. issued 28,231,956 new shares of its common stock for $1.0 billion. The issuance was made in connection with the settlement of the Series C Purchase Contracts. See Note 15.
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
During the years ended December 31, 2013, 2012 and 2011, 7,663,446, 5,497,752 and 3,549,211 new shares of common stock were issued for $250 million, $171 million and $115 million, respectively, to satisfy various stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock during each of the years ended December 31, 2013, 2012 and 2011.
Repurchase Programs
At December 31, 2013, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. During the years ended December 31, 2013, 2012 and 2011, no shares of common stock were repurchased under these repurchase program authorizations.
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
Dividends
The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)
October 22, 2013	November 8, 2013	December 13, 2013	$0.275	$311
June 25, 2013	August 9, 2013	September 13, 2013	$0.275	303
April 23, 2013	May 9, 2013	June 13, 2013	$0.275	302
January 4, 2013	February 6, 2013	March 13, 2013	$0.185	203
				$1,119

October 23, 2012	November 9, 2012	December 14, 2012	$0.740	$811
October 25, 2011	November 9, 2011	December 14, 2011	$0.740	$787
See Note 23 for information on subsequent dividends declared.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

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
Stock-Based Compensation Plans
Description of Plans for Employees and Agents — General Terms
The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “2000 Stock Plan”) authorized the granting of awards to employees and agents in the form of options (“Stock Options”) to buy shares of MetLife, Inc. common stock (“Shares”) that either qualify as incentive Stock Options under Section 422A of the Code or are non-qualified. By December 31, 2009, all awards under the 2000 Stock Plan had either vested or been forfeited. No awards have been made under the 2000 Stock Plan since 2005.
Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), awards granted to employees and agents may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards and Stock-Based Awards (each as defined in the 2005 Stock Plan with reference to Shares).
The aggregate number of shares authorized for issuance under the 2005 Stock Plan is 68,000,000, plus those shares available but not utilized under the 2000 Stock Plan and those shares utilized under the 2000 Stock Plan that are recovered due to forfeiture of Stock Options. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of Shares remaining for issuance under that plan by one, and each Share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of Shares remaining for issuance under that plan by 1.179 Shares. At December 31, 2013, the aggregate number of Shares remaining available for issuance pursuant to the 2005 Stock Plan was 20,098,440. Stock Option exercises and other awards settled in Shares are satisfied through the issuance of Shares held in treasury by the Company or by the issuance of new Shares.
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
Certain stock-based awards provide solely for cash settlement based on changes in the price of Shares and other factors (“Phantom Stock-Based Awards”). Such awards have been made under the MetLife, Inc. International Unit Option Incentive Plan, the MetLife International Performance Unit Incentive Plan, and the MetLife International Restricted Unit Incentive Plan.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

Description of Plans for Non-Management Directors — General Terms
Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan with reference to Shares) to non-management Directors of MetLife, Inc. The number of Shares authorized for issuance under the 2005 Directors Stock Plan is 2,000,000. There were no Shares carried forward from any prior MetLife, Inc. directors stock plan to the 2005 Directors Stock Plan. At December 31, 2013, the aggregate number of Shares remaining available for issuance pursuant to the 2005 Directors Stock Plan was 1,695,352. Stock Option exercises and other awards settled in Shares are satisfied through the issuance of Shares held in treasury by the Company or by the issuance of new Shares.
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
Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation includes compensation expense related to Phantom Stock-Based Awards, and excludes the insignificant compensation expense related to the 2005 Directors Stock Plan. Those components were:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Stock Options and Unit Options	$39	$61	$58
Performance Shares and Units (1)	91	80	68
Restricted Stock Units and Restricted Units	45	27	18
Total compensation expense	$175	$168	$144
Income tax benefit	$61	$59	$50
______________

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

The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2013
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$25	1.27
Performance Shares	$61	1.71
Restricted Stock Units	$42	1.88
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2013	35,153,071	$40.89	5.50	$51
Granted	1,310,019	$35.96
Exercised	(6,357,522)	$31.80
Expired	(183,662)	$50.46
Forfeited	(170,530)	$39.86
Outstanding at December 31, 2013	29,751,376	$42.56	5.19	$379
Expected to vest at a future date as of December 31, 2013	29,536,674	$42.60	5.16	$376
Exercisable at December 31, 2013	22,786,277	$43.56	4.32	$277
______________

(1)	The aggregate intrinsic value was computed using the closing Share price on December 31, 2013 of $53.92 and December 31, 2012 of $32.94, as applicable.
The fair value of Stock Options is estimated on the date of grant using a binomial lattice model. Significant assumptions used in the Company’s binomial lattice model are further described below. The assumptions include: expected volatility of the price of Shares; risk-free rate of return; dividend yield on Shares; exercise multiple; and the post-vesting termination rate.
Expected volatility is based upon an analysis of historical prices of Shares and call options on Shares traded on the open market. The Company uses a weighted-average of the implied volatility for publicly-traded call options with the longest remaining maturity nearest to the money as of each valuation date and the historical volatility, calculated using monthly closing prices of Shares. The Company chose a monthly measurement interval for historical volatility as this interval reflects the Company’s view that employee option exercise decisions are based on longer-term trends in the price of the underlying Shares rather than on daily price movements.
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
The binomial lattice model used by the Company incorporates the contractual term of the Stock Options. The model also factors in expected exercise behavior and a post-vesting termination rate, or the rate at which vested options are exercised or expire prematurely due to termination of employment. From these factors, the model derives an expected life of the Stock Option. The exercise behavior in the model is a multiple that reflects the ratio of exercise price to the strike price of the Stock Option at which holders are expected to exercise. The exercise multiple is derived from actual historical exercise activity. The post-vesting termination rate is determined from actual historical exercise experience and expiration activity under the Incentive Plans.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

The following table presents the weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, used to determine the fair value of Stock Options issued:

	Years Ended December 31,
	2013	2012	2011
Dividend yield	2.13%	1.95%	1.65%
Risk-free rate of return	0.16%-3.89%	0.21%-4.17%	0.29%-5.51%
Expected volatility	32.98%	35.59%	32.64%
Exercise multiple	1.51	1.58	1.69
Post-vesting termination rate	3.16%	3.14%	3.36%
Contractual term (years)	10	10	10
Expected life (years)	7	7	7
Weighted average exercise price of stock options granted	$35.96	$37.91	$45.16
Weighted average fair value of stock options granted	$9.88	$11.33	$14.27
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Total intrinsic value of stock options exercised	$79	$29	$41
Cash received from exercise of stock options	$202	$109	$88
Income tax benefit realized from stock options exercised	$28	$10	$14
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
For awards granted prior to the January 1, 2013 – December 31, 2015 performance period, vested Performance Shares are multiplied by a performance factor of 0.0 to 2.0 based on MetLife, Inc.’s adjusted income, total shareholder return, and performance in change in annual net operating earnings and total shareholder return compared to the performance of its competitors, each measured with respect to the applicable three-year performance period or portions thereof. The estimated fair value of Performance Shares is based upon the closing price of a Share on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period. The performance factor for the January 1, 2010 – December 31, 2012 performance period was 0.92.
For the January 1, 2013 – December 31, 2015 performance period, the vested Performance Shares will be multiplied by a performance factor of 0.00 to 1.75. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its financial plan. The estimated fair value of Performance Shares will be remeasured each quarter until they become payable.
Restricted Stock Units
Restricted Stock Units are units that, if they vest, are payable in an equal number of Shares. Restricted Stock Units are accounted for as equity awards and are not credited with dividend-equivalents for dividends paid on Shares. Accordingly, the estimated fair value of Restricted Stock Units is based upon the closing price of Shares on the date of grant, reduced by the present value of estimated dividends to be paid on that stock.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

The vast majority of Restricted Stock Units normally vest in their entirety on the third anniversary of their grant date. Other Restricted Stock Units normally vest in thirds on the first three anniversaries of their grant date, and others vest in their entirety on the fifth anniversary of their grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	4,822,028	$36.93	2,080,148	$36.55
Granted	1,749,212	$50.86	2,182,213	$32.34
Forfeited	(151,075)	$40.87	(395,365)	$33.97
Payable (1)	(1,346,025)	$32.24	(538,480)	$33.17
Outstanding at December 31, 2013	5,074,140	$42.86	3,328,516	$33.35
Expected to vest at a future date as of December 31, 2013	5,067,337	$38.60	2,995,664	$33.34
______________

(1)	Includes both Shares paid and Shares deferred for later payment.
Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the respective performance periods. At December 31, 2013, the three year performance period for the 2011 Performance Share grants was completed, but the performance factor had not yet been calculated. Included in the immediately preceding table are 1,545,020 outstanding Performance Shares to which the 2011 – 2013 performance factor will be applied. The factor will be determined in the second quarter of 2014.
Liability Awards (Phantom Stock-Based Awards)
Certain MetLife international subsidiaries have a liability for Phantom Stock-Based Awards in the form of Unit Options, Restricted Units, and/or Performance Units. These Share-based cash settled awards are recorded as liabilities until payout is made. Unlike Share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of one Share. The liability and corresponding expense are adjusted accordingly until the award is settled.
Unit Options
Each Unit Option is the contingent right of the holder to receive a cash payment equal to the closing price of a Share on the surrender date, less the closing price on the grant date, if the difference is greater than zero. The vast majority of Unit Options have become or will become eligible for surrender at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Unit Options have become or will become eligible for surrender on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

Performance Units
Performance Units are units that, if they vest, are multiplied by a performance factor to produce a number of final Performance Units which are payable in cash equal to the closing price of a Share on a date following the last day of the three-year performance period. The performance factor for the Performance Units for any given period is determined on the identical basis as the performance factor for Performance Shares for the same performance period. Performance Units are accounted for as liability awards, but are not credited with dividend-equivalents for actual dividends paid on Shares during the performance period. Accordingly, the estimated fair value of Performance Units is based upon the closing price of a Share on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.
See “— Performance Shares” for a discussion of the Performance Shares vesting period and award calculation, which is also used for Performance Units.
The following table presents a summary of Liability Awards activity:

	Unit Options	Restricted Units	Performance Units
Outstanding at January 1, 2013	1,370,317	740,436	305,164
Granted	48,301	445,740	297,834
Exercised	(127,386)	—	—
Forfeited	(69,606)	(127,329)	(15,761)
Paid	—	(79,325)	(55,349)
Outstanding at December 31, 2013	1,221,626	979,522	531,888
Expected to vest at a future date as of December 31, 2013	1,137,832	881,570	478,699
Statutory Equity and Income
Each of MetLife, Inc.’s U.S. insurance company’s state of domicile imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). American Life does not write business in Delaware or any other domestic state and, as such, is exempt from RBC requirements by Delaware law. As Exeter prepares financial statements on a modified GAAP basis, as approved by the Delaware Commissioner of Insurance (the “Delaware Commissioner”), they are also not subject to the RBC requirements that generally apply to insurers that prepare statutory-basis financial statements. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action RBC for such subsidiaries. The Company’s Combined RBC Ratio was in excess of 400% for all periods presented. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action RBC for all periods presented.
MetLife, Inc.’s foreign operations are regulated by applicable authorities of the countries in which each entity operates and are subject to minimum capital and solvency requirements in those countries before corrective action commences. At December 31, 2013 and 2012, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign operation, was in excess of four times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required capital and surplus of the Company’s other foreign insurance operations was $2.4 billion and the aggregate actual regulatory capital and surplus of such operations was $8.4 billion as of the date of the most recent required capital adequacy calculation for each jurisdiction. Each of those other foreign insurance operations exceeded minimum capital and solvency requirements of their respective countries for all periods presented.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

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
MetLife, Inc.’s U.S. insurance subsidiaries have no material state prescribed accounting practices, except for American Life. American Life calculates its policyholder reserves on insurance written in each foreign jurisdiction in accordance with the reserve standards required by such jurisdiction. American Life is not required to quantify the impact to its statutory capital and surplus as a result of applying this prescribed practice to its branch operations. Additionally, American Life’s insurance subsidiaries are valued based on each respective subsidiary’s underlying local statutory equity, adjusted in a manner consistent with the reporting prescribed for its branch operations, which resulted in higher statutory capital and surplus of $20 million and $413 million for the years ended December 31, 2013 and 2012, respectively.
The tables below present amounts from MetLife, Inc.’s primary insurance subsidiaries, which are derived from the statutory–basis financial statements as filed with the insurance regulators.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2013	2012	2011
		(In millions)
Metropolitan Life Insurance Company	New York	$369	$1,320	$1,970
American Life Insurance Company	Delaware	$631	$317	$334
MetLife Insurance Company of Connecticut	Connecticut	$790	$848	$46
Metropolitan Property and Casualty Insurance Company	Rhode Island	$282	$235	$41
Metropolitan Tower Life Insurance Company	Delaware	$52	$61	$63
Statutory capital and surplus was as follows at:

	December 31,
Company	2013	2012
	(In millions)
Metropolitan Life Insurance Company	$12,428	$14,295
American Life Insurance Company	$2,711	$3,044
MetLife Insurance Company of Connecticut	$4,795	$5,331
Metropolitan Property and Casualty Insurance Company	$2,225	$1,987
Metropolitan Tower Life Insurance Company	$735	$781
As derived from the most recent annual statutory basis financial statements filed with insurance regulators, the aggregate statutory net income and aggregate statutory capital and surplus of the Company’s foreign insurance subsidiaries not owned directly or indirectly by the Company’s primary insurance subsidiaries set forth in the table above was $423 million and $4.5 billion, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

The Company’s domestic captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and universal life with secondary guarantees assumed from other MetLife subsidiaries, have no material state prescribed accounting practices, except for MetLife Reinsurance Company of Vermont (“MRV”). MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $5.5 billion and $5.1 billion for the years ended December 31, 2013 and 2012, respectively. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice. The statutory net income (loss) of MetLife, Inc.’s domestic captive life reinsurance subsidiaries was ($612) million, ($154) million and ($130) million for the years ended December 2013, 2012 and 2011, respectively, and the statutory capital and surplus, including the aforementioned prescribed practice, was $4.3 billion and $4.2 billion at December 31, 2013 and 2012, respectively.
Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2014	2013			2012
Company	Permitted w/o Approval (1)	Paid (2)		Permitted w/o Approval (3)	Paid (2)		Permitted w/o Approval (3)
	(In millions)
Metropolitan Life Insurance Company	$1,116	$1,428		$1,428	$1,023		$1,350
American Life Insurance Company	$—	$—		$523	$1,300	(4)	$168
MetLife Insurance Company of Connecticut	$1,061	$1,000		$1,330	$706	(5)	$504
Metropolitan Property and Casualty Insurance Company	$218	$100		$74	$100		$—
Metropolitan Tower Life Insurance Company	$73	$109	(6)	$77	$82		$82
MetLife Investors Insurance Company	$99	$129		$129	$18		$18
Delaware American Life Insurance Company	$16	$—		$7	$—		$12
______________

(1)
Reflects dividend amounts that may be paid during 2014 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2014, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)
During May 2012, American Life received regulatory approval to pay an extraordinary dividend for an amount up to the funds remitted in connection with the restructuring of American Life’s business in Japan. Subsequently, $1.5 billion was remitted to American Life. See Note 3. Of this approved amount, $1.3 billion was paid to MetLife, Inc. as an extraordinary dividend.

(5)
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

(6)
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

Under New York State Insurance Law, MLIC is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLIC will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
Under Delaware State Insurance Law, each of American Life, DelAm and MTL is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains). Each of American Life, DelAm and MTL will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
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
Under Missouri State Insurance Law, MLIIC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding net realized capital gains). MLIIC will be permitted to pay a dividend to its parent in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Missouri Director of Insurance (the “Missouri Director”) and the Missouri Director either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined by the Company as “unassigned funds (surplus)”) as of the last filed annual statutory statement requires insurance regulatory approval. Under Missouri State Insurance Law, the Missouri Director has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

MetLife, Inc.
In addition to regulatory restrictions on the payment of dividends by its subsidiaries to MetLife, Inc., the payment of dividends by MetLife, Inc. to its stockholders is also subject to restrictions. The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on its financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the board. In addition, the payment of dividends on MetLife, Inc.’s common stock, and MetLife, Inc.’s ability to repurchase its common stock, may be subject to restrictions arising out of regulation by the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) if, in the future, MetLife, Inc. is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), as described below. They are also subject to restrictions under the terms of MetLife, Inc.’s preferred stock, junior subordinated debentures and trust securities in situations where MetLife, Inc. may be experiencing financial stress, as described below. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, which are exchangeable at the option of MetLife, Inc., or in the future upon the occurrence of certain events, for junior subordinated debentures, and which contain terms with the same substantive effects described in this discussion as the terms in MetLife’s junior subordinated debentures.
Regulatory Restrictions. As discussed in Note 3, MetLife, Inc. has de-registered as a bank holding company. As a result, MetLife, Inc. is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank SIFI, it could once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards. While the Federal Reserve has proposed a set of prudential standards that would apply to non-bank SIFIs, as well as bank holding companies with assets of $50 billion or more, it has not yet adopted final rules for most of these standards. The Federal Reserve has stated its intention to take a tailored approach to applying the prudential standards to non-bank SIFIs, but has not provided any details on how it intends to do so. If MetLife, Inc. were designated as a non-bank SIFI by the FSOC, the associated enhanced prudential standards imposed could adversely affect MetLife, Inc.’s ability to pay dividends to its stockholders, as well as repurchase its common stock. MetLife, Inc. has been designated as a global systemically important insurer by the Financial Stability Board. As such, it could be subject to policy measures which could include higher capital requirements and more intensive regulation. These policy measures would need to be implemented by regulation or legislation in relevant jurisdictions but could limit MetLife, Inc.’s ability to pay dividends to its stockholders and repurchase its common stock.
“Dividend Stopper” Provisions in the Preferred Stock and Junior Subordinated Debentures. Certain terms of MetLife, Inc.’s preferred stock and junior subordinated debentures (sometimes referred to as “dividend stoppers”) may prevent it from repurchasing its common or preferred stock or paying dividends on its common or preferred stock in certain circumstances. Under the preferred stock, if, for any reason, including due to a determination by the MetLife, Inc. Board of Directors, MetLife, Inc. has not paid the full dividends on its preferred stock for a dividend period (i.e., the period from and including a preferred stock dividend payment date to, but excluding the next preferred stock dividend payment date), it may not repurchase or pay dividends on its common stock for that period. Under the junior subordinated debentures, if MetLife, Inc. has not paid in full the accrued interest on its junior subordinated debentures through the most recent interest payment date, it may not repurchase or pay dividends on its common stock or other capital stock (including the preferred stock), subject to certain exceptions. The junior subordinated debentures provide that MetLife may, at its option and provided that certain conditions are met, defer payment of interest without giving rise to an event of default for periods of up to 10 years (although after five years MetLife, Inc. would be obligated to use commercially reasonable efforts to sell equity securities to raise proceeds to pay the interest), with no limitation on the number of deferral periods that MetLife, Inc. may begin, so long as all accrued and unpaid interest is paid with respect to prior deferral periods. If MetLife, Inc. were to elect to defer payments of interest, the “dividend stopper” provisions in the junior subordinated debentures would thus prevent MetLife, Inc. from repurchasing or paying dividends on its common stock or other capital stock (including the preferred stock) during the period of deferral, subject to exceptions.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

MetLife, Inc. is a party to certain RCCs which limit its ability to eliminate these restrictions through the repayment, redemption or purchase of preferred stock or junior subordinated debentures by requiring MetLife, subject to certain limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any such repayment, redemption or purchase. See “— Preferred Stock” for a description of such covenants in effect with respect to the preferred stock, and Note 14 for a description of such covenants in effect with respect to junior subordinated debentures.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., net of income tax, was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2010	$3,161	$(39)	$(528)	$(1,449)	$1,145
OCI before reclassifications	7,637	1,595	42	(893)	8,381
Income tax expense (benefit)	(2,604)	(557)	(162)	312	(3,011)
OCI before reclassifications, net of income tax	8,194	999	(648)	(2,030)	6,515
Amounts reclassified from AOCI	(766)	(21)	—	133	(654)
Income tax expense (benefit)	261	7	—	(46)	222
Amounts reclassified from AOCI, net of income tax	(505)	(14)	—	87	(432)
Balance at December 31, 2011	7,689	985	(648)	(1,943)	6,083
OCI before reclassifications	9,321	(262)	(134)	(996)	7,929
Income tax expense (benefit)	(3,457)	92	249	350	(2,766)
OCI before reclassifications, net of income tax	13,553	815	(533)	(2,589)	11,246
Amounts reclassified from AOCI	58	24	—	154	236
Income tax expense (benefit)	(23)	(8)	—	(54)	(85)
Amounts reclassified from AOCI, net of income tax	35	16	—	100	151
Balance at December 31, 2012	13,588	831	(533)	(2,489)	11,397
OCI before reclassifications	(8,487)	(937)	(937)	1,078	(9,283)
Income tax expense (benefit)	2,807	312	(189)	(379)	2,551
OCI before reclassifications, net of income tax	7,908	206	(1,659)	(1,790)	4,665
Amounts reclassified from AOCI	411	36	—	214	661
Income tax expense (benefit)	(136)	(11)	—	(75)	(222)
Amounts reclassified from AOCI, net of income tax	275	25	—	139	439
Balance at December 31, 2013	$8,183	$231	$(1,659)	$(1,651)	$5,104
__________________

(1)	See Note 8 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI, was as follows:

AOCI Components	Amounts Reclassified from AOCI			Statement of Operations and Comprehensive Income (Loss) Location
	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$404	$(34)	$(952)	Other net investment gains (losses)
Net unrealized investment gains (losses)	93	73	73	Net investment income
Net unrealized investment gains (losses)	(26)	(10)	144	Net derivative gains (losses)
OTTI	(60)	29	(31)	OTTI on fixed maturity securities
Net unrealized investment gains (losses), before income tax	411	58	(766)
Income tax (expense) benefit	(136)	(23)	261
Net unrealized investment gains (losses), net of income tax	$275	$35	$(505)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$20	$1	$(42)	Net derivative gains (losses)
Interest rate swaps	8	4	1	Net investment income
Interest rate swaps	—	(3)	(10)	Other expenses
Interest rate forwards	10	1	31	Net derivative gains (losses)
Interest rate forwards	3	2	1	Net investment income
Interest rate forwards	(1)	(1)	(1)	Other expenses
Foreign currency swaps	(3)	23	—	Net derivative gains (losses)
Foreign currency swaps	(3)	(5)	(6)	Net investment income
Foreign currency swaps	1	1	2	Other expenses
Credit forwards	—	—	2	Net derivative gains (losses)
Credit forwards	1	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	36	24	(21)
Income tax (expense) benefit	(11)	(8)	7
Gains (losses) on cash flow hedges, net of income tax	$25	$16	$(14)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$283	$252	$237
Amortization of prior service (costs) credit	(69)	(98)	(104)
Amortization of defined benefit plan items, before income tax	214	154	133
Income tax (expense) benefit	(75)	(54)	(46)
Amortization of defined benefit plan items, net of income tax	$139	$100	$87
Total reclassifications, net of income tax	$439	$151	$(432)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 18.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

17. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Compensation	$5,108	$5,562	$5,287
Pension, postretirement and postemployment benefit costs	488	428	463
Commissions	5,428	5,909	6,378
Volume-related costs	842	599	335
Interest credited to bank deposits	2	78	95
Capitalization of DAC	(4,786)	(5,289)	(5,558)
Amortization of DAC and VOBA	3,550	4,199	4,898
Amortization of negative VOBA	(579)	(622)	(697)
Interest expense on debt and debt issuance costs	1,282	1,356	1,629
Premium taxes, licenses and fees	658	677	633
Professional services	1,454	1,664	1,597
Rent and related expenses, net of sublease income	376	422	426
Other (1)	2,779	2,772	3,051
Total other expenses	$16,602	$17,755	$18,537
__________________

(1)	See Note 19 for information on the Japan income tax refund included in other expenses for the year ended December 31, 2013.
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

17. Other Expenses (continued)

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges were as follows:

	Years Ended December 31,
	2013			2012
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance at January 1,	$23	$—	$23	$—	$—	$—
Restructuring charges	99	16	115	141	18	159
Cash payments	(82)	(10)	(92)	(118)	(18)	(136)
Balance at December 31,	$40	$6	$46	$23	$—	$23
Total restructuring charges incurred since inception of initiative	$240	$34	$274	$141	$18	$159
Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2015. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at December 31, 2013.
ALICO Acquisition Integration-Related Expenses
Integration-related costs were $138 million, $305 million and $362 million for the years ended December 31, 2013, 2012 and 2011, respectively. Integration-related costs represent costs directly related to integrating ALICO, including expenses for consulting and the integration of information systems. Such costs have been expensed as incurred and, as the integration of ALICO is an enterprise-wide initiative, these expenses are reported in Corporate & Other. The Company does not expect future ALICO integration-related costs to be material.
See Note 3 for discussion of costs related to other acquisitions.
18. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
The Subsidiaries sponsor and/or administer various U.S. qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. U.S. pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. At December 31, 2013, the majority of active participants were accruing benefits under the cash balance formula; however, 90% of the Subsidiaries’ obligations result from benefits calculated with the traditional formula. The U.S. non-qualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. The non-U.S. pension plans generally provide benefits based upon either years of credited service and earnings preceding-retirement or points earned on job grades and other factors in years of service.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

Obligations and Funded Status

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans (1)		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$9,480	$8,327	$823	$773	$2,375	$2,093	$43	$39
Service costs	236	224	67	75	20	21	2	1
Interest costs	389	406	14	17	92	103	2	2
Plan participants’ contributions	—	—	—	—	30	29	—	—
Net actuarial (gains) losses	(1,050)	999	34	32	(551)	261	(1)	4
Acquisition, divestitures and curtailments	—	—	(19)	(12)	—	—	(3)	(3)
Change in benefits	—	—	—	(1)	—	—	—	—
Benefits paid	(464)	(476)	(41)	(41)	(132)	(132)	(2)	(2)
Effect of foreign currency translation and other	—	—	(134)	(20)	—	—	—	2
Benefit obligations at December 31,	8,591	9,480	744	823	1,834	2,375	41	43
Change in plan assets:
Fair value of plan assets at January 1,	7,879	7,108	224	185	1,320	1,240	15	13
Actual return on plan assets	(22)	740	34	20	58	105	(1)	2
Acquisition, divestitures and settlements	—	—	(19)	(11)	—	—	(3)	(3)
Plan participants’ contributions	—	—	—	—	30	29	—	—
Employer contributions	383	507	83	74	76	78	5	4
Benefits paid	(464)	(476)	(41)	(41)	(132)	(132)	(2)	(2)
Effect of foreign currency translation	—	—	(33)	(3)	—	—	—	1
Fair value of plan assets at December 31,	7,776	7,879	248	224	1,352	1,320	14	15
Over (under) funded status at December 31,	$(815)	$(1,601)	$(496)	$(599)	$(482)	$(1,055)	$(27)	$(28)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$223	$—	$7	$6	$—	$—	$—	$—
Other liabilities	(1,038)	(1,601)	(503)	(605)	(482)	(1,055)	(27)	(28)
Net amount recognized	$(815)	$(1,601)	$(496)	$(599)	$(482)	$(1,055)	$(27)	$(28)
AOCI:
Net actuarial (gains) losses	$2,274	$3,047	$28	$27	$211	$799	$2	$3
Prior service costs (credit)	18	24	2	2	1	(74)	1	1
AOCI, before income tax	$2,292	$3,071	$30	$29	$212	$725	$3	$4
Accumulated benefit obligation	$8,104	$8,866	$636	$724	N/A	N/A	N/A	N/A
_____________

(1)	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $1.0 billion and $1.1 billion at December 31, 2013 and 2012, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

The aggregate pension accumulated benefit obligation and aggregate fair value of plan assets for pension benefit plans with accumulated benefit obligations in excess of plan assets was as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	December 31,
	2013	2012	2013	2012
	(In millions)
Projected benefit obligations	$1,037	$1,323	$644	$690
Accumulated benefit obligations	$927	$1,166	$579	$651
Fair value of plan assets	$—	$157	$167	$144
Information for pension and other postretirement benefit plans with a projected benefit obligation in excess of plan assets were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)
Projected benefit obligations	$1,170	$9,480	$701	$763	$1,834	$2,375	$41	$43
Fair value of plan assets	$133	$7,879	$199	$188	$1,352	$1,320	$14	$15
Net Periodic Benefit Costs
Net periodic benefit costs are determined using management estimates and actuarial assumptions to derive service costs, interest costs and expected return on plan assets for a particular year. Net periodic benefit costs also includes the applicable amortization of net actuarial gains (losses) and amortization of any prior service costs (credit).
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

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

•
Amortization of Prior Service Costs (Credit) — These costs relate to the recognition of increases or decreases in pension and other postretirement benefit obligation due to amendments in plans or initiation of new plans. These increases or decreases in obligation are recognized in AOCI at the time of the amendment. These costs are then amortized to pension and other postretirement benefit costs over the expected service years of the employees affected by the change.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
	Years Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(In millions)
Net periodic benefit costs:
Service costs	$236	$224	$187	$67	$75	$64	$20	$21	$16	$2	$1	$1
Interest costs	389	406	404	14	17	16	92	103	106	2	2	2
Settlement and curtailment costs	—	—	—	(2)	—	—	—	—	—	1	1	1
Expected return on plan assets	(483)	(484)	(448)	(6)	(6)	(6)	(75)	(77)	(76)	(1)	(1)	(1)
Amortization of net actuarial (gains) losses	228	195	194	—	—	—	55	57	43	—	—	—
Amortization of prior service costs (credit)	6	6	4	—	—	—	(75)	(104)	(108)	—	—	—
Total net periodic benefit costs (credit)	376	347	341	73	86	74	17	—	(19)	4	3	3
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	(545)	744	575	1	18	34	(533)	234	262	1	2	5
Prior service costs (credit)	—	—	17	—	(1)	—	—	—	—	—	(1)	—
Amortization of net actuarial gains (losses)	(228)	(195)	(194)	—	—	—	(55)	(57)	(43)	(2)	—	—
Amortization of prior service (costs) credit	(6)	(6)	(4)	—	—	—	75	104	108	—	—	—
Total recognized in OCI	(779)	543	394	1	17	34	(513)	281	327	(1)	1	5
Total recognized in net periodic benefit costs and OCI	$(403)	$890	$735	$74	$103	$108	$(496)	$281	$308	$3	$4	$8
For the year ended December 31, 2013, included within OCI were other changes in plan assets and benefit obligations associated with pension benefits of ($779) million for the U.S. plans and $1 million for the non-U.S. plans and other postretirement benefits of ($513) million for the U.S. plans and ($1) million for the non-U.S. plans for an aggregate increase in OCI of $1.3 billion before income tax and $838 million, net of income tax.
The estimated net actuarial (gains) losses and prior service costs (credit) for the U.S. pension plans and the U.S. defined benefit other postretirement benefit plans that will be amortized from AOCI into net periodic benefit costs over the next year are $151 million and $5 million, and $6 million and ($1) million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

Assumptions
Assumptions used in determining benefit obligations were as follows:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans (1)			U.S. Plans	Non-U.S. Plans (1)
December 31, 2013:
Weighted average discount rate	5.15%			1.94%			5.15%	6.47%
Rate of compensation increase	3.50%	-	7.50%	2.00%	-	5.50%	N/A	N/A
December 31, 2012:
Weighted average discount rate	4.20%			1.98%			4.20%	4.94%
Rate of compensation increase	3.50%	-	7.50%	2.01%	-	5.50%	N/A	N/A
______________

(1)	Reflects those assumptions that were most appropriate for the local economic environments of each of the Subsidiaries providing such benefits.
Assumptions used in determining net periodic benefit costs were as follows:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans (1)			U.S. Plans	Non-U.S. Plans (1)
Year Ended December 31, 2013:
Weighted average discount rate	4.20%			1.98%			4.20%	5.01%
Weighted average expected rate of return on plan assets	6.25%			2.07%			5.76%	7.25%
Rate of compensation increase	3.50%	-	7.50%	1.50%	-	5.50%	N/A	N/A
Year Ended December 31, 2012:
Weighted average discount rate	4.95%			2.35%			4.95%	5.78%
Weighted average expected rate of return on plan assets	7.00%			3.35%			6.26%	6.54%
Rate of compensation increase	3.50%	-	7.50%	2.00%	-	4.00%	N/A	N/A
Year Ended December 31, 2011:
Weighted average discount rate	5.80%			2.40%			5.80%	6.34%
Weighted average expected rate of return on plan assets	7.25%			3.19%			7.25%	7.01%
Rate of compensation increase	3.50%	-	7.50%	3.00%	-	5.50%	N/A	N/A
______________

(1)	Reflects those assumptions that were most appropriate for the local economic environments of each of the Subsidiaries providing such benefits.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2014 is currently anticipated to be 6.24% for U.S. pension benefits and 5.64% for U.S. other postretirement benefits. The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2014 is currently anticipated to be 3.01% for non-U.S. pension benefits and 7.25% for non-U.S. other postretirement benefits.
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2013	2012
Pre-and Post-Medicare eligible claims	6.4% in 2014, gradually decreasing each year until 2094 reaching the ultimate rate of 4.4% for Pre-Medicare and 4.6% for Post-Medicare.	7.8% in 2013, gradually decreasing each year until 2094 reaching the ultimate rate of 4.4% for Pre-Medicare and 4.6% for Post-Medicare.
Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects as of December 31, 2013:

	U.S. Plans		Non-U.S. Plans
	One Percent Increase	One Percent Decrease	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$16	$(13)	$—	$—
Effect of accumulated postretirement benefit obligations	$235	$(193)	$1	$(1)
Plan Assets
The pension and other postretirement benefit plan assets are categorized into a three-level fair value hierarchy, as defined in Note 10, based upon the significant input with the lowest level in its valuation. The following summarizes the types of assets included within the three-level fair value hierarchy presented below.

Level 1
This category includes separate accounts that are invested in fixed maturity securities, equity securities, derivative assets and short-term investments which have unadjusted quoted market prices in active markets for identical assets and liabilities.

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

Level 3
This category includes separate accounts that are invested in fixed maturity securities, equity securities, derivative assets and other investments that provide little or no price transparency due to the infrequency with which the underlying assets trade and generally require additional time to liquidate in an orderly manner. Accordingly, the values for separate accounts invested in these alternative asset classes are based on inputs that cannot be readily derived from or corroborated by observable market data.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

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
Derivative contracts may be used to reduce investment risk, to manage duration and to replicate the risk/return profile of an asset or asset class. Derivatives may not be used to leverage a portfolio in any manner, such as to magnify exposure to an asset, asset class, interest rates or any other financial variable. Derivatives are also prohibited for use in creating exposures to securities, currencies, indices or any other financial variable that is otherwise restricted.
The table below summarizes the actual weighted average allocation of the fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2013 for the Invested Plans:

	Pension			Postretirement Medical			Postretirement Life
	Target	Actual Allocation		Target	Actual Allocation		Target	Actual Allocation
		2013	2012		2013	2012		2013	2012
Asset Class:
Fixed maturity securities (1)	75%	64%	69%	70%	52%	63%	—%	—%	—%
Equity securities (2)	12%	23%	21%	30%	47%	37%	—%	—%	—%
Alternative securities (3)	13%	13%	10%	—%	1%	—%	100%	100%	100%
Total assets		100%	100%		100%	100%		100%	100%
______________

(1)
Fixed maturity securities include primarily ABS, collateralized mortgage obligations, corporate, federal agency, foreign bonds, mortgage-backed securities, municipals, preferred stocks and U.S. government bonds.

(2)	Equity securities primarily include common stock of U.S. companies.

(3)
Alternative securities primarily include derivative assets, money market securities, short-term investments and other investments. Postretirement life’s target and actual allocation of plan assets are all in short-term investments.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

The pension and postretirement plan assets measured at estimated fair value on a recurring basis were determined as described in “— Plan Assets.” These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2013
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$2,073	$59	$2,132	$—	$170	$1	$171
U.S. government bonds	924	166	—	1,090	135	5	—	140
Foreign bonds	—	718	11	729	—	63	—	63
Federal agencies	—	292	—	292	—	33	—	33
Municipals	—	219	—	219	—	15	—	15
Other (1)	—	490	19	509	—	54	—	54
Total fixed maturity securities	924	3,958	89	4,971	135	340	1	476
Equity securities:
Common stock - domestic	1,133	22	148	1,303	328	—	—	328
Common stock - foreign	460	—	—	460	102	—	—	102
Total equity securities	1,593	22	148	1,763	430	—	—	430
Other investments	—	—	600	600	—	—	—	—
Short-term investments	53	309	—	362	—	439	—	439
Money market securities	1	12	—	13	4	—	—	4
Derivative assets	17	15	35	67	—	3	—	3
Total assets	$2,588	$4,316	$872	$7,776	$569	$782	$1	$1,352

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

	December 31, 2012
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$2,260	$19	$2,279	$—	$165	$4	$169
U.S. government bonds	1,153	160	—	1,313	175	3	—	178
Foreign bonds	—	761	8	769	—	51	—	51
Federal agencies	1	335	—	336	—	26	—	26
Municipals	—	258	—	258	—	70	1	71
Other (1)	—	490	7	497	—	55	3	58
Total fixed maturity securities	1,154	4,264	34	5,452	175	370	8	553
Equity securities:
Common stock - domestic	1,092	38	137	1,267	249	1	—	250
Common stock - foreign	362	—	—	362	83	—	—	83
Total equity securities	1,454	38	137	1,629	332	1	—	333
Other investments	—	117	447	564	—	—	—	—
Short-term investments	—	214	—	214	—	432	—	432
Money market securities	2	10	—	12	1	—	—	1
Derivative assets	—	7	1	8	—	1	—	1
Total assets	$2,610	$4,650	$619	$7,879	$508	$804	$8	$1,320
______________

(1)	Other primarily includes mortgage-backed securities, collateralized mortgage obligations and ABS.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities:			Equity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$19	$8	$7	$137	$447	$1
Realized gains (losses)	—	—	—	(1)	—	(3)
Unrealized gains (losses)	(2)	1	—	9	59	(18)
Purchases, sales, issuances and settlements, net	19	(3)	11	3	(62)	55
Transfers into and/or out of Level 3	23	5	1	—	156	—
Balance at December 31,	$59	$11	$19	$148	$600	$35

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Postretirement Benefits
	Fixed Maturity Securities:
	Corporate	Municipals	Other (1)
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$4	$1	$3
Realized gains (losses)	—	—	(3)
Unrealized gains (losses)	—	—	4
Purchases, sales, issuances and settlements, net	(3)	(1)	(4)
Transfers into and/or out of Level 3	—	—	—
Balance at December 31,	$1	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities:			Equity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$32	$5	$2	$206	$531	$4
Realized gains (losses)	—	—	—	(27)	55	6
Unrealized gains (losses)	(1)	8	—	10	(36)	(7)
Purchases, sales, issuances and settlements, net	(12)	(5)	5	(52)	(103)	(2)
Transfers into and/or out of Level 3	—	—	—	—	—	—
Balance at December 31,	$19	$8	$7	$137	$447	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Postretirement Benefits
	Fixed Maturity Securities:
	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$4	$1	$5	$1
Realized gains (losses)	—	—	(2)	2
Unrealized gains (losses)	—	—	2	(2)
Purchases, sales, issuances and settlements, net	—	—	(2)	(1)
Transfers into and/or out of Level 3	—	—	—	—
Balance at December 31,	$4	$1	$3	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities:			Equity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$49	$4	$2	$240	$471	$—
Realized gains (losses)	—	—	(1)	(59)	85	2
Unrealized gains (losses)	(4)	(1)	1	118	45	4
Purchases, sales, issuances and settlements, net	(13)	2	(1)	(93)	(70)	(2)
Transfers into and/or out of Level 3	—	—	1	—	—	—
Balance at December 31,	$32	$5	$2	$206	$531	$4

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Postretirement Benefits
	Fixed Maturity Securities:
	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$4	$1	$6	$—
Realized gains (losses)	—	—	(1)	—
Unrealized gains (losses)	—	—	1	1
Purchases, sales, issuances and settlements, net	—	—	(1)	—
Transfers into and/or out of Level 3	—	—	—	—
Balance at December 31,	$4	$1	$5	$1
______________

(1)	Other includes ABS and collateralized mortgage obligations.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

The table below summarizes the actual weighted average allocation of the fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2013 for the plans:

	Pension			Other Postretirement
		Actual Allocation			Actual Allocation
	Target	2013	2012	Target	2013	2012
Asset Class:
Fixed maturity securities (1)	76%	50%	54%	100%	100%	100%
Equity securities (2)	17%	33%	24%	—%	—%	—%
Alternative securities (3)	7%	17%	22%	—%	—%	—%
Total assets		100%	100%		100%	100%
______________

(1)	Fixed maturity securities include corporate and foreign bonds.

(2)	Equity securities primarily include common stock of non-U.S. companies.

(3)	Alternative securities include derivative assets, real estate, short-term investments, and other investments.
The pension and postretirement plan assets measured at estimated fair value on a recurring basis were determined as described in “— Plan Assets.” These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2013
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$27	$—	$27	$—	$—	$—	$—
Foreign bonds	—	96	—	96	—	14	—	14
Total fixed maturity securities	—	123	—	123	—	14	—	14
Equity securities:
Common stock - foreign	—	83	—	83	—	—	—	—
Other investments	32	—	—	32	—	—	—	—
Derivative assets	—	—	2	2	—	—	—	—
Real estate	—	—	2	2	—	—	—	—
Short-term investments	—	6	—	6	—	—	—	—
Total assets	$32	$212	$4	$248	$—	$14	$—	$14

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

	December 31, 2012
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
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

A rollforward of all pension benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Years Ended December 31,
	2013		2012		2011
	Derivative Assets	Real Estate	Derivative Assets	Real Estate	Derivative Assets	Real Estate
	(In millions)
Balance at January 1,	$13	$7	$13	$8	$11	$8
Realized gains (losses)	(2)	(1)	(1)	(1)	—	—
Unrealized gains (losses)	3	1	1	—	2	—
Purchases, sales, issuances, and settlements, net	(12)	(5)	—	—	—	—
Balance at December 31,	$2	$2	$13	$7	$13	$8
Expected Future Contributions and Benefit Payments
It is the Subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2014. The Subsidiaries expect to make discretionary contributions to the qualified pension plan of $230 million in 2014. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. non-qualified pension plans are primarily funded from the Subsidiaries’ general assets as they become due under the provision of the plans, therefore benefit payments equal employer contributions. The U.S. Subsidiaries expect to make contributions of $70 million to fund the benefit payments in 2014.
U.S. and non-U.S. postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the Subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The Subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due in lieu of utilizing any plan assets. The U.S. Subsidiaries expect to make contributions of $50 million towards benefit obligations in 2014 to pay postretirement medical claims.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

18. Employee Benefit Plans (continued)

Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
2014	$461	$35	$84	$4
2015	$474	$38	$86	$4
2016	$487	$42	$86	$4
2017	$515	$42	$89	$4
2018	$524	$45	$93	$4
2019-2023	$2,928	$263	$522	$16
Additional Information
As previously discussed, most of the assets of the U.S. pension and other postretirement benefit plans are held in group annuity and life insurance contracts issued by the Subsidiaries. Total revenues from these contracts recognized in the consolidated statements of operations were $49 million, $54 million and $47 million for the years ended December 31, 2013, 2012 and 2011, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was $20 million, $867 million and $885 million for the years ended December 31, 2013, 2012 and 2011, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.
Defined Contribution Plans
The Subsidiaries sponsor defined contribution plans for substantially all U.S. employees under which a portion of employee contributions are matched. The Subsidiaries contributed $93 million, $96 million and $95 million for the years ended December 31, 2013, 2012 and 2011, respectively.
19. Income Tax
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Current:
Federal	$85	$(29)	$(200)
State and local	2	6	(1)
Foreign	422	846	614
Subtotal	509	823	413
Deferred:
Federal	(250)	(244)	2,241
State and local	(11)	(1)	(3)
Foreign	413	(450)	142
Subtotal	152	(695)	2,380
Provision for income tax expense (benefit)	$661	$128	$2,793

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

19. Income Tax (continued)

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Income (loss) from continuing operations:
Domestic	$1,186	$(1,496)	$6,869
Foreign	2,866	2,938	2,315
Total	$4,052	$1,442	$9,184
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Tax provision at U.S. statutory rate	$1,418	$505	$3,215
Tax effect of:
Dividend received deduction	(166)	(162)	(160)
Tax-exempt income	(96)	(94)	(86)
Prior year tax	75	23	(4)
Low income housing tax credits	(194)	(150)	(102)
Other tax credits	(54)	(28)	(36)
Foreign tax rate differential (1)	(340)	(45)	(41)
Change in valuation allowance	30	15	16
Goodwill impairment	—	408	—
Deferred tax effects of branch conversions	4	(324)	—
Other, net	(16)	(20)	(9)
Provision for income tax expense (benefit)	$661	$128	$2,793
______________

(1)
For the year ended December 31, 2013, foreign tax rate differential includes one-time tax benefits of $119 million related to the receipt of a Japan tax refund, $69 million related to the estimated reversal of Japan temporary differences, and $65 million related to the change in repatriation assumptions for foreign earnings of certain European operations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

19. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2013	2012
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,014	$6,233
Investments, including derivatives	86	—
Net operating loss carryforwards	1,808	1,408
Employee benefits	737	1,234
Capital loss carryforwards	32	160
Tax credit carryforwards	1,653	545
Litigation-related and government mandated	232	197
Other	471	484
Total gross deferred income tax assets	6,033	10,261
Less: Valuation allowance	357	368
Total net deferred income tax assets	5,676	9,893
Deferred income tax liabilities:
Investments, including derivatives	—	3,149
Intangibles	2,081	2,668
Net unrealized investment gains	4,883	7,854
DAC	5,133	4,775
Other	222	140
Total deferred income tax liabilities	12,319	18,586
Net deferred income tax asset (liability)	$(6,643)	$(8,693)
The following table sets forth the domestic, state, and foreign net operating and capital loss carryforwards for tax purposes at December 31, 2013.

	Net Operating Loss Carryforwards		Capital Loss Carryforwards
	Amount	Expiration	Amount	Expiration
	(In millions)		(In millions)
Domestic	$4,153	Beginning in 2018	$52	Beginning in 2018
State	$153	Beginning in 2014	$—	N/A
Foreign	$1,576	Beginning in 2014	$40	Beginning in 2014
Foreign tax credit carryforwards of $991 million at December 31, 2013 will expire beginning in 2015, of which $12 million will expire before 2020. General business credits of $662 million will expire beginning in 2025.
The Company also has recorded valuation allowance charges of $36 million related to certain state and foreign net operating loss carryforwards, $4 million related to branch restructuring and a benefit of $6 million related to certain foreign capital loss carryforwards. In addition a $45 million reduction was recorded as a balance sheet reclassification with other deferred tax assets primarily related to branch restructuring. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating and capital loss carryforwards, certain state net operating loss carryforwards, certain foreign unrealized losses and certain foreign other assets will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

19. Income Tax (continued)

In accordance with the Closing Agreement, the Company completed its plan to transfer foreign branch assets to various MetLife foreign subsidiaries during 2013.
As a result of these asset transfers and the filing of various foreign branch and U.S. income tax returns, the Company revised the estimate of the valuation allowance required for U.S. deferred tax assets relating to the restructuring of American Life’s non-U.S. branches. The net reduction in the valuation allowance was primarily due to the following factors:

•	Additional U.S. deferred tax assets that more likely than not will not be realizable;

•	A reduction in both the gross deferred tax asset and the valuation allowance related to the completion of the Company’s transfer of its foreign branch assets to wholly-owned subsidiaries.
The following table provides a rollforward of the deferred tax asset valuation allowance associated with the 2013 branch restructurings:

Amount
(In millions)
Balance at January 1, 2012	$23
Income tax expense (benefit)	12
Deferred income tax expense (benefit) related to unrealized investment gains (losses)	(10)
Offsetting reduction in gross deferred tax asset related to the branch transfer of assets to foreign subsidies	—
Balance at December 31, 2012	25
Income tax expense (benefit)	4
Deferred income tax expense (benefit) related to unrealized investment gains (losses)	2
Offsetting reduction in gross deferred tax asset related to the branch transfer of assets to foreign subsidies	(31)
Balance at December 31, 2013	$—
See Note 3 for a discussion of branch restructuring in accordance with the Closing Agreement. In December 2012, the Tokyo District Court ruled in favor of the Japan branch of American Life in a tax case related to the deduction of unrealized foreign exchange losses on certain securities held by American Life prior to its acquisition by MetLife. During the first quarter of 2013, American Life received a refund of ¥16 billion ($176 million) related to income tax, interest and penalties. Under the indemnification provisions of the stock purchase agreement dated March 7, 2010, as amended, by and among MetLife, Inc., AIG and AM Holdings, MetLife, Inc. has remitted the refund to AIG, net of certain amounts it can retain as a counter claim. The receipt of the refund, net of obligations to AIG with related foreign currency exchange impact and corresponding U.S. tax effects, resulted in a net charge of $16 million in the consolidated statements of operations for the year ended December 31, 2013, which was comprised of a $154 million charge included in other expenses, a $19 million gain included in other net investment gains (losses) and a $119 million benefit included in provision for income tax expense (benefit).
The Company has not provided U.S. deferred taxes on cumulative earnings of certain non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and have been reinvested in active non-U.S. business operations. The Company does not intend to repatriate these earnings to fund U.S. operations. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when the Company plans to remit those earnings. At December 31, 2013, the Company had not made a provision for U.S. taxes on approximately $3.3 billion of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
The Company considers the earnings of Japan, Argentina and the Middle East (excluding Turkey) to be available for repatriation. Earnings from the remaining foreign countries are considered to be permanently reinvested. In 2013, the Company changed its repatriation assumptions related to certain of its European operations and now considers these foreign earnings to be permanently reinvested.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

19. Income Tax (continued)

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2003, except for 2000 through 2002 where the IRS has disallowed certain tax credits claimed and the Company continues to protest. The IRS audit cycle for the years 2003 through 2006, which began in April 2010, is expected to conclude in 2014. In material foreign jurisdictions, the Company is no longer subject to income tax examination for years prior to 2008.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$708	$679	$810
Additions for tax positions of prior years	117	105	30
Reductions for tax positions of prior years	(37)	(82)	(161)
Additions for tax positions of current year	39	32	13
Reductions for tax positions of current year	(1)	(9)	(8)
Settlements with tax authorities	(52)	(15)	(5)
Lapses of statutes of limitations	—	(2)	—
Balance at December 31,	$774	$708	$679
Unrecognized tax benefits that, if recognized would impact the effective rate	$661	$566	$527
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Interest recognized in the consolidated statements of operations	$20	$2	$31

		December 31,
		2013	2012
		(In millions)
Interest included in other liabilities in the consolidated balance sheets		$257	$237
The Company had penalties of $3 million which were included in the unrecognized tax benefits for the year ended December 31, 2013. The Company had no penalties for the years ended December 31, 2012 and 2011.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

19. Income Tax (continued)

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2013 and 2012, the Company recognized an income tax benefit of $164 million and $152 million, respectively, related to the separate account DRD. The 2013 benefit included a benefit of $6 million related to a true-up of the 2012 tax return. The 2012 benefit included a benefit of less than $1 million related to a true-up of the 2011 tax return.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

20. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Years Ended December 31,
	2013	2012	2011
	(In millions, except share and per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,105,579,693	1,070,755,561	1,059,580,442
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	1,164,018	—	1,641,444
Exercise or issuance of stock-based awards	9,458,999	6,084,078	6,872,474
Weighted average common stock outstanding for diluted earnings per common share	1,116,202,710	1,076,839,639	1,068,094,360
Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$3,391	$1,314	$6,391
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	25	38	(8)
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	—	—	146
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$3,244	$1,154	$6,131
Basic	$2.94	$1.08	$5.79
Diluted	$2.91	$1.08	$5.74
Income (Loss) from Discontinued Operations:
Income (loss) from discontinued operations, net of income tax	$2	$48	$24
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$2	$48	$24
Basic	$—	$0.04	$0.02
Diluted	$—	$0.04	$0.02
Net Income (Loss):
Net income (loss)	$3,393	$1,362	$6,415
Less: Net income (loss) attributable to noncontrolling interests	25	38	(8)
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	—	—	146
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,246	$1,202	$6,155
Basic	$2.94	$1.12	$5.81
Diluted	$2.91	$1.12	$5.76
______________

(1)
See Note 15 for a description of the Company’s common equity units. For the year ended December 31, 2012, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2013. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2013, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $520 million.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

21. Contingencies, Commitments and Guarantees (continued)

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
Claims asserted against MLIC have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. MLIC’s defenses (beyond denial of certain factual allegations) include that: (i) MLIC owed no duty to the plaintiffs — it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of MLIC; (iii) MLIC’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. During the course of the litigation, certain trial courts have granted motions dismissing claims against MLIC, while other trial courts have denied MLIC’s motions. There can be no assurance that MLIC will receive favorable decisions on motions in the future. While most cases brought to date have settled, MLIC intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2013	2012	2011
	(In millions, except number of claims)
Asbestos personal injury claims at year end	67,983	65,812	66,747
Number of new claims during the year	5,898	5,303	4,972
Settlement payments during the year (1)	$37.0	$36.4	$34.2
______________

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

21. Contingencies, Commitments and Guarantees (continued)

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through December 31, 2013. The frequency of severe claims relating to asbestos has not declined as expected, and MLIC has reflected this in its provisions. Accordingly, MLIC increased its recorded liability for asbestos-related claims from $417 million to $572 million at December 31, 2013.
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
Mortgage Regulatory and Law Enforcement Authorities’ Inquiries
MetLife, through its affiliate, MetLife Bank, was engaged in the origination, sale and servicing of forward and reverse residential mortgage loans since 2008. In 2012, MetLife Bank exited the business of originating residential mortgage loans. In 2012 and 2013, MetLife Bank sold its residential mortgage servicing portfolios, and in 2013 wound down its mortgage servicing business. See Note 3 for information regarding the MetLife Bank Divestiture. In August 2013, MetLife Bank merged with and into MLHL, its former subsidiary, with MLHL as the surviving non-bank entity.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

21. Contingencies, Commitments and Guarantees (continued)

On April 13, 2011, the Office of the Comptroller of the Currency (the “OCC”) entered into a consent order with MetLife Bank (the “OCC consent order”). The OCC consent order required an independent review of foreclosure practices and set forth new residential mortgage servicing standards. In February 2013, MetLife Bank entered into an agreement with the OCC to amend the OCC consent order, and paid approximately $46 million to settle its obligations and end the foreclosure review. In addition, the Federal Reserve Board entered into a consent order with MetLife, Inc. in 2011 (the “Federal Reserve Board consent order”), to enhance its supervision of the mortgage servicing activities of MetLife Bank. On August 6, 2012, the Federal Reserve Board and MetLife, Inc. entered into an Order of Assessment of a Civil Monetary Penalty Issued Upon Consent that imposes a penalty of up to $3.2 million for the alleged deficiencies in MetLife, Inc.’s oversight of MetLife Bank’s servicing of residential mortgage loans and processing foreclosures that were the subject of the Federal Reserve Board consent order.
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
In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for HUD regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. MetLife Bank has met with the U.S. Department of Justice to discuss the allegations and possible resolution of the FHA False Claims Act investigation. The Company has included what it currently believes to be the probable and estimable amount of such loss in the Company’s consolidated financial statements and is continuing to investigate matters raised during the meeting.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

21. Contingencies, Commitments and Guarantees (continued)

New York Licensing Inquiry
The Company continues to work with the Department of Financial Services and the Manhattan District Attorney’s Office regarding their inquiries into whether from January 2007 to the present American Life and DelAm conducted insurance business in New York without a license and whether representatives acting on behalf of these companies solicited, sold or negotiated insurance products in New York without a license. Additionally, the New York State Office of the Attorney General Taxpayer Protection Bureau is inquiring concerning American Life and DelAm’s New York State premium and franchise tax filings. The Company is cooperating with all regulators.
Sales Practices Regulatory Matters
Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MICC, New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”), and broker-dealers MetLife Securities, Inc. and New England Securities Corporation. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation and Inquiries
In 2012, the Company reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. In the first quarter of 2012, the Company recorded a $52 million after tax charge for the multistate examination payment and the expected acceleration of benefit payments to policyholders under the settlements. On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MLI-USA, NELICO, MICC and GALIC, respectively. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has filed a notice to appeal the dismissal order. At least one other jurisdiction is pursuing a market conduct examination concerning compliance with unclaimed property statutes. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.
Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that MetLife, Inc. and another company have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages attributable to MetLife, Inc., including statutory damages and treble damages, are $767 million. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to intervene in the action and noted that the allegations in the complaint “. . . are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. On August 20, 2013, the court granted defendants’ motion to dismiss the action. The Relator has appealed the dismissal.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

21. Contingencies, Commitments and Guarantees (continued)

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
Derivative Actions and Demands
Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. Plaintiffs allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendant’s breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The two state court actions (Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012); Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012)), have been consolidated under the caption In re: MetLife Shareholder Derivative Action. On January 22, 2014, the state court issued an order granting defendants’ motion to dismiss on the basis that plaintiffs had not established that their failure to make the required pre-suit demand to the Board of Directors should be excused. Plaintiffs have moved for leave to reargue the order dismissing its claim or for leave to file an amended complaint. The two actions filed in federal court (Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012); and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012)) have been consolidated and stayed pending further order of the court. The defendants intend to continue to defend these actions vigorously. A fifth shareholder, Western Pennsylvania Electrical Workers Pension Fund, has written to the MetLife, Inc. Board of Directors demanding that MetLife, Inc. take action against current and former Board members, executive officers, and MetLife, Inc.’ s independent auditor, for similar alleged breaches of duty with respect to the Company’s compliance with unclaimed property laws and financial disclosures. The MetLife, Inc. Board of Directors appointed a Special Committee to investigate these allegations. On September 24, 2012, counsel for the Special Committee apprised this shareholder that the Board of Directors had reviewed the issues and rejected the demand.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

21. Contingencies, Commitments and Guarantees (continued)

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
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied MLIC’s motion to dismiss the complaint. The trial has been scheduled for June 2014.
Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed but subsequently agreed to withdraw the appeal and consider the indemnity claim through arbitration. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Fehr v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life, again without naming MLIC as a party. On August 30, 2011, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. These sales practices cases against Sun Life are ongoing and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.
C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013). Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013).
Plaintiffs filed these lawsuits against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). In the C-Mart case, the court granted plaintiff’s motion to certify a class of approximately 36,000 persons in Missouri who, during the period of August 7, 2012 through September 6, 2012, were allegedly sent an unsolicited fax in violation of the TCPA. Trial is set for April 2014. In the Cadenasso case, plaintiff seeks certification of a nationwide class of persons (except for Missouri residents) who were allegedly sent millions of unsolicited faxes in violation of the TCPA. In both cases, plaintiffs seek an award of statutory damages under the TCPA in the amount of $500 for each violation and to have such damages trebled.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

21. Contingencies, Commitments and Guarantees (continued)

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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2013	2012
	(In millions)
Other Assets:
Premium tax offset for future undiscounted assessments	$60	$114
Premium tax offsets currently available for paid assessments	69	14
Receivable for reimbursement of paid assessments (1)	5	6
	$134	$134
Other Liabilities:
Insolvency assessments	$93	$205
______________

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.
On September 1, 2011, the Department of Financial Services filed a liquidation plan for Executive Life Insurance Company of New York (“ELNY”), which had been under rehabilitation by the Liquidation Bureau since 1991. The plan involves the satisfaction of insurers’ financial obligations under a number of state life and health insurance guaranty associations and also provides additional industry support for certain ELNY policyholders. The Company recorded a net charge (benefit) of ($31) million, $38 million and $40 million, net of income tax, during the years ended December 31, 2013, 2012 and 2011, respectively, related to ELNY.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

21. Contingencies, Commitments and Guarantees (continued)

Commitments
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space, information technology and other equipment. Future minimum gross rental payments relating to these lease arrangements are as follows:

Amount
(In millions)
2014	$320
2015	259
2016	212
2017	161
2018	141
Thereafter	794
Total	$1,887
Total minimum rentals to be received in the future under non-cancelable subleases are $139 million as of December 31, 2013.
Commitments to Fund Partnership Investments
The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.4 billion and $3.4 billion at December 31, 2013 and 2012, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.4 billion and $3.0 billion at December 31, 2013 and 2012, respectively.
Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $925 million and $1.2 billion at December 31, 2013 and 2012, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.4 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

21. Contingencies, Commitments and Guarantees (continued)

The Company has also minimum fund yield requirements on certain international pension funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.
The Company’s recorded liabilities were $5 million at both December 31, 2013 and 2012, for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

22. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2013 and 2012 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2013:
Total revenues	$17,683	$15,721	$16,337	$18,458
Total expenses	$16,436	$15,160	$15,361	$17,190
Income (loss) from continuing operations, net of income tax	$995	$508	$973	$915
Income (loss) from discontinued operations, net of income tax	$(3)	$2	$2	$1
Net income (loss)	$992	$510	$975	$916
Less: Net income (loss) attributable to noncontrolling interests	$6	$8	$3	$8
Net income (loss) attributable to MetLife, Inc.	$986	$502	$972	$908
Less: Preferred stock dividends	$30	$31	$30	$31
Net income (loss) available to MetLife, Inc.’s common shareholders	$956	$471	$942	$877
Basic earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.87	$0.43	$0.85	$0.78
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$0.90	$0.46	$0.88	$0.81
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.87	$0.43	$0.85	$0.78
Diluted earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.87	$0.43	$0.84	$0.77
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$0.89	$0.45	$0.87	$0.80
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.87	$0.43	$0.84	$0.77
2012:
Total revenues	$15,916	$18,398	$16,503	$17,333
Total expenses	$16,325	$15,060	$17,513	$17,810
Income (loss) from continuing operations, net of income tax	$(134)	$2,300	$(957)	$105
Income (loss) from discontinued operations, net of income tax	$14	$3	$—	$31
Net income (loss)	$(120)	$2,303	$(957)	$136
Less: Net income (loss) attributable to noncontrolling interests	$24	$8	$(3)	$9
Net income (loss) attributable to MetLife, Inc.	$(144)	$2,295	$(954)	$127
Less: Preferred stock dividends	$30	$31	$30	$31
Net income (loss) available to MetLife, Inc.’s common shareholders	$(174)	$2,264	$(984)	$96
Basic earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(0.17)	$2.13	$(0.92)	$0.06
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.01	$—	$—	$0.03
Net income (loss) attributable to MetLife, Inc.	$(0.14)	$2.16	$(0.90)	$0.12
Net income (loss) available to MetLife, Inc.’s common shareholders	$(0.16)	$2.13	$(0.92)	$0.09
Diluted earnings per common share:
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(0.17)	$2.12	$(0.92)	$0.06
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$0.01	$—	$—	$0.03
Net income (loss) attributable to MetLife, Inc.	$(0.14)	$2.14	$(0.90)	$0.12
Net income (loss) available to MetLife, Inc.’s common shareholders	$(0.16)	$2.12	$(0.92)	$0.09

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

23. Subsequent Events
Dividends
Preferred Stock
On February 18, 2014, MetLife, Inc. announced dividends of $0.250 per share, for a total of $6 million, on its Series A preferred shares, and $0.406 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 5, 2014. Both dividends will be payable March 17, 2014 to shareholders of record as of February 28, 2014.
Common Stock
On January 6, 2014, MetLife, Inc.’s Board of Directors declared a first quarter 2014 common stock dividend of $0.275 per share payable on March 13, 2014 to shareholders of record as of February 6, 2014. The Company estimates the aggregate dividend payment to be $310 million.
Disposition
On February 14, 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited. The Company expects to record a charge of between $350 million and $390 million, net of income tax, reflecting the estimated loss on sale, in the first quarter of 2014. The transaction is expected to close in the second quarter of 2014, subject to regulatory approvals and satisfaction of other closing conditions.

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2013
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
Foreign government securities	$50,717	$54,437	$54,437
U.S. Treasury and agency securities	43,928	45,123	45,123
Public utilities	27,512	29,897	29,897
State and political subdivision securities	13,233	13,830	13,830
All other corporate bonds	130,469	137,682	137,682
Total bonds	265,859	280,969	280,969
Mortgage-backed and asset-backed securities	65,740	67,176	67,176
Redeemable preferred stock	2,000	2,042	2,042
Total fixed maturity securities	333,599	350,187	350,187
Fair value option and trading securities	16,403	17,423	17,423
Equity securities:
Common stock:
Industrial, miscellaneous and all other	1,760	2,143	2,143
Banks, trust and insurance companies	167	210	210
Non-redeemable preferred stock	1,085	1,049	1,049
Total equity securities	3,012	3,402	3,402
Mortgage loans:
Held-for-investment	57,703		57,703
Held-for-sale	3		3
Mortgage loans, net	57,706		57,706
Policy loans	11,764		11,764
Real estate and real estate joint ventures	10,267		10,267
Real estate acquired in satisfaction of debt	445		445
Other limited partnership interests	7,401		7,401
Short-term investments	13,955		13,955
Other invested assets	16,229		16,229
Total investments	$470,781		$488,779
______________

(1)
The Company’s fair value option and trading securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds and, to a lesser extent, short-term investments and cash and cash equivalents. Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2013 and 2012
(In millions, except share and per share data)

	2013	2012
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $4,497 and $4,867, respectively)	$4,531	$4,967
Equity securities available-for-sale, at estimated fair value (cost: $0 and $15, respectively)	—	13
Short-term investments, principally at estimated fair value	560	295
Other invested assets, at estimated fair value	557	155
Total investments	5,648	5,430
Cash and cash equivalents	648	188
Accrued investment income	40	37
Investment in subsidiaries	76,871	81,769
Loans to subsidiaries	2,333	750
Receivables from subsidiaries	—	7
Other assets	1,677	1,369
Total assets	$87,217	$89,550
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under securities loaned and other transactions	$85	$—
Long-term debt — unaffiliated	15,938	15,669
Long-term debt — affiliated	3,600	3,250
Collateral financing arrangements	2,797	2,797
Junior subordinated debt securities	1,748	1,748
Payables to subsidiaries	13	—
Other liabilities	1,483	1,633
Total liabilities	25,664	25,097
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,125,224,024 and 1,094,880,623 shares issued at December 31, 2013 and 2012, respectively; 1,122,030,137 and 1,091,686,736 shares outstanding at December 31, 2013 and 2012, respectively	11	11
Additional paid-in capital	29,277	28,011
Retained earnings	27,332	25,205
Treasury stock, at cost; 3,193,887 shares at December 31, 2013 and 2012	(172)	(172)
Accumulated other comprehensive income (loss)	5,104	11,397
Total stockholders’ equity	61,553	64,453
Total liabilities and stockholders’ equity	$87,217	$89,550
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Condensed Statements of Operations
Revenues
Equity in earnings of subsidiaries	$4,163	$3,444	$6,979
Net investment income	304	94	121
Other revenues	155	159	155
Net investment gains (losses)	(80)	29	(146)
Net derivative gains (losses)	(99)	(259)	82
Total revenues	4,443	3,467	7,191
Expenses
Interest expense	1,122	985	1,007
Goodwill impairment	—	1,384	—
Other expenses	373	167	149
Total expenses	1,495	2,536	1,156
Income (loss) before provision for income tax	2,948	931	6,035
Provision for income tax expense (benefit)	(420)	(393)	(388)
Net income (loss)	3,368	1,324	6,423
Less: Preferred stock dividends	122	122	122
Preferred stock redemption premium	—	—	146
Net income (loss) available to common shareholders	$3,246	$1,202	$6,155
Comprehensive income (loss)	$(2,925)	$6,638	$11,361
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$3,368	$1,324	$6,423
Earnings of subsidiaries	(4,163)	(3,444)	(6,979)
Dividends from subsidiaries	2,734	3,177	2,578
Goodwill impairment	—	1,384	—
Other, net	(74)	177	697
Net cash provided by (used in) operating activities	1,865	2,618	2,719
Cash flows from investing activities
Sales of fixed maturity securities	5,108	5,645	3,265
Purchases of fixed maturity securities	(4,795)	(6,200)	(4,787)
Sales of equity securities	13	2	1
Cash received in connection with freestanding derivatives	424	197	257
Cash paid in connection with freestanding derivatives	(465)	(203)	(276)
Sales of businesses	17	—	180
Expense paid on behalf of subsidiaries	(85)	(80)	(75)
Repayments of loans to subsidiaries	645	175	1,275
Issuances of loans to subsidiaries	(1,942)	(175)	—
Redemption of preferred stock of subsidiary	300	—	—
Investment in preferred stock of subsidiary	—	—	(250)
Returns of capital from subsidiaries	267	9	591
Capital contributions to subsidiaries	(748)	(1,223)	(1,439)
Net change in short-term investments	(265)	372	(620)
Other, net	(49)	(48)	(10)
Net cash provided by (used in) investing activities	(1,575)	(1,529)	(1,888)
Cash flows from financing activities
Net change in payables for collateral under securities loaned and other transactions	85	(1,180)	520
Long-term debt issued	994	750	—
Long-term debt repaid	(750)	(797)	(750)
Cash received (paid) in connection with collateral financing arrangements	—	(44)	37
Common stock issued, net of issuance costs	1,000	1,000	2,950
Redemption of convertible preferred stock	—	—	(2,805)
Preferred stock redemption premium	—	—	(146)
Dividends on preferred stock	(122)	(122)	(122)
Dividends on common stock	(1,119)	(811)	(787)
Other, net	82	(6)	(43)
Net cash provided by (used in) financing activities	170	(1,210)	(1,146)
Change in cash and cash equivalents	460	(121)	(315)
Cash and cash equivalents, beginning of year	188	309	624
Cash and cash equivalents, end of year	$648	$188	$309

MetLife, Inc.
Schedule II
Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$1,100	$937	$997
Income tax	$69	$24	$(659)
Non-cash transactions:
Dividends from subsidiaries	$32	$203	$170
Returns of capital from subsidiaries	$—	$356	$47
Capital contributions to subsidiaries	$121	$559	$316
Assumption of long-term debt from subsidiary	$—	$2,000	$—
Investment in preferred stock of subsidiary	$—	$2,000	$—
Issuance of long-term debt to subsidiary	$350	$750	$—
Issuance of loan to subsidiary	$350	$750	$—
Allocation of interest expense to subsidiary	$28	$33	$29
Allocation of interest income to subsidiary	$68	$76	$68

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
2. Investment in Subsidiaries
During 2012, MetLife, Inc. assumed debt from Exeter Reassurance Company, Ltd. (“Exeter”), a subsidiary, as described in Note 5, in exchange for $2.0 billion of preferred stock of Exeter. In September 2012, MetLife, Inc. subscribed to 75,000 shares of Exeter’s Series A Non-Cumulative Perpetual Preferred Shares which bears an annual rate of 7.69% that is payable semi-annually. In December 2012, MetLife, Inc. subscribed to 125,000 shares of Exeter’s Series B Non-Cumulative Perpetual Preferred Shares which bears an annual rate of 7.75% that is payable semi-annually.
3. Loans to Subsidiaries
MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Payments of interest and principal on surplus notes of regulated subsidiaries, which are subordinate to all other obligations of the issuing company, may be made only with the prior approval of the insurance department of the state of domicile.
In December 2013, MetLife Reinsurance Company of Delaware (“MRD”), issued a $350 million surplus note to MetLife, Inc. due December 2033. The surplus note bears interest at a fixed rate of 6.00% payable semi-annually. MetLife, Inc. issued a $350 million senior note to MRD in exchange for the surplus note (see Note 4).
In July, 2013, MetLife Ireland Treasury Limited (“MITL”) borrowed the Chilean peso equivalent of $1.5 billion from MetLife, Inc., which is due July 2023. The loan bears interest at a fixed rate of 8.5%, payable annually. In December 2013, MITL repaid $245 million of the loan to MetLife, Inc.
In December 2012, MRD issued a $750 million surplus note to MetLife, Inc. due September 30, 2032. The surplus note bears interest at a fixed rate of 5.13% payable semi-annually. In December 2012, MetLife, Inc. issued a $750 million senior note to MRD in exchange for the surplus note (see Note 4).
In December 2011, Metropolitan Life Insurance Company (“MLIC”) repaid in cash the $500 million capital notes issued to MetLife, Inc. In April 2011, MLIC repaid in cash a $775 million surplus note issued to MetLife, Inc. and due December 2011. The early redemption was approved by the New York Superintendent of Insurance.
Interest income earned on loans to subsidiaries of $103 million, $1 million and $40 million for the years ended December 31, 2013, 2012 and 2011, respectively, is included in net investment income.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

4. Long-term Debt
Long-term debt outstanding was as follows:

	Interest Rates (1)			December 31,
	Range	Weighted Average	Maturity	2013	2012
				(In millions)
Senior notes — unaffiliated	1.52% - 7.72%	4.96%	2014 - 2045	$15,938	$15,669
Senior notes — affiliated	3.57% - 7.44%	5.43%	2014 - 2033	3,100	2,750
Other affiliated debt	0.95% - 1.01%	0.98%	2015 - 2016	500	500
Total				$19,538	$18,919
______________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2013.
See Note 12 of the Notes to the Consolidated Financial Statements for information about the issuances of senior notes - unaffiliated in 2013 and 2012.
The aggregate maturities of long-term debt at December 31, 2013 for the next five years and thereafter are $1.9 billion in 2014, $1.3 billion in 2015, $1.7 billion in 2016, $500 million in 2017, $1.5 billion in 2018 and $12.6 billion thereafter.
Senior Notes – Affiliated
In December 2013, MetLife, Inc. issued a $350 million senior note to MRD due December 31, 2033. The senior note bears interest at a fixed rate of 5.10%, payable semi-annually. MRD issued a $350 million surplus note to MetLife, Inc. in exchange for the senior note.
In December 2012, $1.25 billion of senior notes issued by Exeter, payable to affiliates and comprised of three notes, were reassigned to MetLife, Inc. MetLife, Inc. received $1.25 billion of preferred stock of Exeter in exchange for the assumption of this affiliated debt (see Note 3). A $250 million senior note matures on September 30, 2016 and bears interest at a fixed rate of 7.44%, payable semi-annually. A $500 million senior note matures on July 15, 2021 and bears interest at a fixed rate of 5.64%, payable semi-annually. A $500 million senior note matures on December 16, 2021 and bears interest at a fixed rate of 5.86%, payable semi-annually.
In December 2012, MetLife, Inc. issued a $750 million senior note to MRD due September 30, 2032. The senior note bears interest at a fixed rate of 4.21%, payable semi-annually. MRD issued a $750 million surplus note to MetLife, Inc. in exchange for the senior note.
In September 2012, $750 million of senior notes issued by Exeter payable to MLIC were reassigned to MetLife, Inc. MetLife, Inc. received $750 million of preferred stock of Exeter in exchange for the assumption of this affiliated debt (see Note 3). On September 30, 2012, $250 million of the assumed senior notes matured and, subsequently, in October 2012, a $250 million senior note was issued by MetLife, Inc. to MLIC. The $250 million senior note matures on October 1, 2019 and bears interest at a fixed rate of 3.57%, payable semi-annually. The remaining $500 million senior note matures on June 30, 2014 and bears interest at a fixed rate of 6.44%, payable semi-annually.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

4. Long-term Debt (continued)

Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Long-term debt — unaffiliated	$790	$779	$806
Long-term debt — affiliated	163	28	16
Collateral financing arrangements	35	42	43
Junior subordinated debt securities	134	134	134
Stock purchase contracts	—	2	8
Total	$1,122	$985	$1,007
5. Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.
In October 2013, MetLife, Inc. guaranteed two-year notes issued by Exeter to affiliates, MetLife Insurance Company of Connecticut and MetLife Investors USA Insurance Company, totaling $500 million that bear interest at 2.47%.
In January 2013, MetLife, Inc. entered into an 18-month agreement with MetLife Bank, National Association’s (“MetLife Bank”) to lend up to $500 million to MetLife Bank on a revolving basis. In February 2013, the agreement was amended to reduce borrowing capacity to $100 million. MetLife Bank's rights and obligations under the agreement succeeded to MetLife Home Loans LLC (“MLHL”) upon the merger of MetLife Bank with and into MLHL. On October 29, 2013, MetLife, Inc. and MLHL agreed to terminate the agreement. There were no loans outstanding at such date.
In July 2012, in connection with an operating agreement with the Comptroller of the Currency (the “OCC”) governing MetLife Bank operations during its wind-down process, MetLife Bank and MetLife, Inc. entered into a capital support agreement with the OCC and MetLife, Inc. and MetLife Bank entered into an indemnification and capital maintenance agreement under which agreements MetLife, Inc. provided financial and other support to MetLife Bank to ensure that MetLife Bank could wind down its operations in a safe and sound manner. Pursuant to the agreements, MetLife, Inc. was required to ensure that MetLife Bank meets or exceeds certain minimum capital and liquidity requirements and make indemnification payments to MetLife Bank in connection with MetLife Bank’s obligation under the April 2011 consent decree between MetLife Bank and the OCC. During the years ended December 31, 2013 and 2012, MetLife, Inc. invested $21 million and $34 million, respectively, in cash in MetLife Bank in connection with these agreements. On August 30, 2013, MetLife Bank merged with and into MLHL, with MLHL as the surviving, non-bank entity. The obligations of MetLife, Inc. and MetLife Bank under the capital support agreement with the OCC and the obligations of MetLife, Inc. under the indemnification and capital maintenance agreement ceased in all material respects upon the merger of MetLife Bank with and into MLHL.
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
MetLife, Inc. guarantees the obligations of its subsidiary, DelAm, under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life on behalf of its Japan operations. Also, MetLife, Inc. guarantees the obligations of its subsidiary, Missouri Reinsurance, Inc. (“MoRe”), under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes certain group term life insurance liabilities and a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

5. Support Agreeements (continued)

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
MetLife, Inc. guarantees obligations arising from derivatives of the following subsidiaries: Exeter, MetLife International Holdings, Inc. and MetLife Worldwide Holdings, Inc. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2013 and 2012, derivative transactions with positive mark-to-market values (in-the-money) were $568 million and $3.2 billion, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $734 million and $22 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $651 million and $12 million at December 31, 2013 and 2012, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $83 million and $10 million at December 31, 2013 and 2012, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 12 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2013, 2012 and 2011
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2013
Retail	$12,882	$73,953	$62,733	$601	$918	$860
Group, Voluntary & Worksite Benefits	382	20,946	8,575	—	886	—
Corporate Benefit Funding	99	50,548	62,043	—	—	32
Latin America	2,201	8,985	7,177	—	499	678
Asia	9,077	35,863	57,203	65	1,895	1,035
EMEA	2,039	7,704	13,953	9	196	260
Corporate & Other	26	6,928	1,201	—	9	—
Total	$26,706	$204,927	$212,885	$675	$4,403	$2,865
2012
Retail	$11,500	$74,887	$67,023	$610	$873	$911
Group, Voluntary & Worksite Benefits	382	21,078	8,918	—	852	—
Corporate Benefit Funding	96	53,542	63,523	—	—	39
Latin America	1,231	8,856	7,199	—	428	627
Asia	9,554	39,061	64,003	65	1,554	831
EMEA	1,998	7,521	12,679	53	215	270
Corporate & Other	—	6,697	2,476	—	9	—
Total	$24,761	$211,642	$225,821	$728	$3,931	$2,678
2011
Retail	$11,681	$72,238	$69,553	$659	$791	$995
Group, Voluntary & Worksite Benefits	377	19,626	9,273	—	822	—
Corporate Benefit Funding	89	49,858	56,367	—	—	49
Latin America	1,050	7,731	6,159	4	284	514
Asia	9,554	38,528	59,739	53	1,267	655
EMEA	1,866	8,113	14,235	58	200	103
Corporate & Other	2	6,699	2,374	—	10	—
Total	$24,619	$202,793	$217,700	$774	$3,374	$2,316
______________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (Continued)
December 31, 2013, 2012 and 2011
(In millions)

Segment	Premium Revenue and Policy Charges	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)
2013
Retail	$11,783	$7,427	$11,460	$850	$5,006
Group, Voluntary & Worksite Benefits	15,938	1,684	14,381	140	2,241
Corporate Benefit Funding	3,106	5,805	6,604	23	505
Latin America	3,820	1,326	2,793	310	1,182
Asia	9,525	4,335	9,200	1,527	1,825
EMEA	2,698	1,164	1,743	699	1,035
Corporate & Other	255	491	105	1	2,517
Total	$47,125	$22,232	$46,286	$3,550	$14,311
2012
Retail	$11,411	$7,275	$11,247	$1,603	$4,941
Group, Voluntary & Worksite Benefits	15,456	1,628	13,858	133	2,215
Corporate Benefit Funding	3,462	5,765	7,105	22	457
Latin America	3,438	1,354	3,014	228	1,047
Asia	9,835	3,421	8,246	1,567	1,933
EMEA	2,718	1,348	2,088	644	1,060
Corporate & Other	211	1,193	158	2	3,272
Total	$46,531	$21,984	$45,716	$4,199	$14,925
2011
Retail	$11,077	$7,156	$10,447	$2,365	$4,902
Group, Voluntary & Worksite Benefits	14,579	1,631	13,193	186	2,022
Corporate Benefit Funding	3,080	5,639	6,664	17	497
Latin America	3,371	1,105	2,899	211	1,056
Asia	9,059	1,954	6,360	1,505	1,862
EMEA	2,792	535	1,385	613	1,119
Corporate & Other	209	1,565	126	1	3,627
Total	$44,167	$19,585	$41,074	$4,898	$15,085
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) charged to other expenses.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2013, 2012 and 2011
(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2013
Life insurance in-force	$4,517,797	$763,754	$607,591	$4,361,634	13.9%
Insurance premium
Life insurance	$22,206	$1,862	$1,269	$21,613	5.9%
Accident and health insurance	12,957	333	196	12,820	1.5%
Property and casualty insurance	3,313	79	7	3,241	0.2%
Total insurance premium	$38,476	$2,274	$1,472	$37,674	3.9%
2012
Life insurance in-force	$4,432,178	$761,993	$594,062	$4,264,247	13.9%
Insurance premium
Life insurance	$22,006	$1,550	$1,268	$21,724	5.8%
Accident and health insurance	13,567	605	211	13,173	1.6%
Property and casualty insurance	3,146	77	9	3,078	0.3%
Total insurance premium	$38,719	$2,232	$1,488	$37,975	3.9%
2011
Life insurance in-force	$4,263,421	$754,781	$604,555	$4,113,195	14.7%
Insurance premium
Life insurance	$21,930	$1,670	$1,198	$21,458	5.6%
Accident and health insurance	12,186	568	275	11,893	2.3%
Property and casualty insurance	3,069	70	11	3,010	0.4%
Total insurance premium	$37,185	$2,308	$1,484	$36,361	4.1%

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2013 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting at December 31, 2013.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2013. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 180.
Attestation Report of the Company’s Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetLife, Inc.:
We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2014

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance — Board and Committee Information” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2014, to be filed by MetLife, Inc. with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2013 (the “2014 Proxy Statement”).
The information called for by this Item pertaining to Executive Officers appears in “Business — Executive Officers” in this Annual Report on Form 10-K and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.
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
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Board and Committee Information,” “Corporate Governance — Director Compensation in 2013,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2013,” “Outstanding Equity Awards at 2013 Fiscal Year-End,” “Option Exercises and Stock Vested in 2013,” “Pension Benefits at 2013 Fiscal Year-End,” “Nonqualified Deferred Compensation at 2013 Fiscal Year-End” and “Potential Payments upon Termination or Change-in-Control at 2013 Fiscal Year-End” in the 2014 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of MetLife, Inc.’s common stock and pertaining to MetLife, Inc.’s equity compensation plans is incorporated herein by reference to the sections in the 2014 Proxy Statement entitled “Security Ownership of Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information at December 31, 2013.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Procedures for Reviewing Related Person Transactions,” “Corporate Governance — Related Person Transactions” and “Corporate Governance — Board and Committee Information — Composition and Independence of the Board of Directors” in the 2014 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the section entitled “Proposal 2 — Ratification of Appointment of the Independent Auditor” in the 2014 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 179.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 179.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 26, 2014

METLIFE, INC.

By	/s/ Steven A. Kandarian
Name: Steven A. Kandarian
Title: Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	February 26, 2014
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	February 26, 2014
Carlos M. Gutierrez

/s/ R. Glenn Hubbard	Director	February 26, 2014
R. Glenn Hubbard

/s/ John M. Keane	Director	February 26, 2014
John M. Keane

/s/ Alfred F. Kelly Jr.	Director	February 26, 2014
Alfred F. Kelly Jr.

/s/ William E. Kennard	Director	February 26, 2014
William E. Kennard

/s/ James M. Kilts	Director	February 26, 2014
James M. Kilts

/s/ Catherine R. Kinney	Director	February 26, 2014
Catherine R. Kinney

/s/ Denise M. Morrison	Director	February 26, 2014
Denise M. Morrison

/s/ Hugh B. Price	Director	February 26, 2014
Hugh B. Price

/s/ Kenton J. Sicchitano	Director	February 26, 2014
Kenton J. Sicchitano

/s/ Lulu C. Wang	Director	February 26, 2014
Lulu C. Wang

Signature	Title	Date

/s/ Steven A. Kandarian	Chairman of the Board, President and	February 26, 2014
Steven A. Kandarian	Chief Executive Officer (Principal Executive Officer)

/s/ John C. R. Hele	Executive Vice President and	February 26, 2014
John C. R. Hele	Chief Financial Officer (Principal Financial Officer)

/s/ Peter M. Carlson	Executive Vice President and	February 26, 2014
Peter M. Carlson	Chief Accounting Officer (Principal Accounting Officer)

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

Exhibit No.	Description

2.1	Plan of Reorganization. (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.'s Registration Statement on Form S-1 (No. 333-91517) (the "S-1 Registration Statement")).

2.2	Amendment to Plan of Reorganization, dated as of March 9, 2000. (Incorporated by reference to Exhibit 2.2 to the S-1 Registration Statement).

2.3
Stock Purchase Agreement, dated as of March 7, 2010, among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC) and American International Group, Inc. ("AIG") (the "Stock Purchase Agreement"). (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.'s Current Report on Form 8-K dated March 11, 2010).

2.4
Amendment, dated October 28, 2010, among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC) and AIG to the Stock Purchase Agreement. (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.'s Current Report on Form 8-K dated November 2, 2010 (the "November 2, 2010 Form 8-K")).

2.5
Amendment, dated October 29, 2010, among MetLife, Inc., AM Holdings LLC (formerly known as ALICO Holdings LLC) and AIG to the Stock Purchase Agreement. (Incorporated by reference to Exhibit 2.2 to the November 2, 2010 Form 8-K).

3.1
Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "2011 Annual Report")).

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

3.6
Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013. (Incorporated by reference to Exhibit 3.6 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

3.7	Amended and Restated By-Laws of MetLife, Inc., effective February 27, 2013. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.'s Current Report on Form 8-K dated March 4, 2013).
4.1	Form of Certificate for Common Stock, par value $0.01 per share. (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.2	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005. (See Exhibit 3.3 above).

4.3
Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.'s Registration Statement on Form 8-A filed on June 10, 2005).

4.4	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005. (See Exhibit 3.4 above).

4.5
Form of Stock Certificate, 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.'s Registration Statement on Form 8-A filed on June 15, 2005).

4.6
Stock Purchase Contract Agreement, dated as of November 1, 2010, among MetLife, Inc. and Deutsche Bank Trust Company Americas, as Stock Purchase Contract Agent. (Incorporated by reference to Exhibit 4.2 to the November 2, 2010 Form 8-K).

Exhibit No.	Description

4.7
Supplemental Agreement No. 1, dated as of June 26, 2013, between MetLife, Inc. and Deutsche Bank Trust Company Americas, as stock purchase contract agent, to the Stock Purchase Contract Agreement, dated as of November 1, 2010, between MetLife, Inc. and Deutsche Bank Trust Company Americas, as stock purchase contract agent. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K dated June 26, 2013).

4.8
Pledge Agreement, dated as of November 1, 2010, among MetLife, Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent, Securities Intermediary and Stock Purchase Contract Agent. (Incorporated by reference to Exhibit 4.4 to the November 2, 2010 Form 8-K).

Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1
MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 21, 2009 (the "December 21, 2009 Form 8-K")).*

10.2
Separation Agreement, Waiver and General Release, dated August 17, 2009, between Lisa M. Weber and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated September 3, 2009).*

10.3
Agreement, effective as of May 9, 2011, by and between Kathleen A. Henkel and MetLife, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.4
Offer Letter and Appendix, dated July 14, 2011, between MetLife, Inc. and Martin J. Lippert. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the "Third Quarter 2011 10-Q")).*

10.5	Offer Letter, dated July 27, 2011, between MetLife, Inc. and Frans Hijkoop. (Incorporated by reference to Exhibit 10.3 to the Third Quarter 2011 10-Q).*

10.6
Agreement between MetLife, Inc. and William J. Toppeta, which became final on December 20, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 23, 2011).*

10.7
Agreement between MetLife, Inc. and William J. Mullaney, which became final on December 24, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 29, 2011).*

10.8	Letter, dated March 24, 2011, from MetLife, Inc. to Michel Khalaf. (Incorporated by reference to Exhibit 10.10 to the 2011 Annual Report).*

10.9	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf. (Incorporated by reference to Exhibit 10.11 to the 2011 Annual Report).*

10.10
Adjustment of certain compensation items for Michel Khalaf, effective July 1, 2012. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.11
Employment Agreement between Christopher G. Townsend and MetLife Asia Pacific Limited, dated May 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 16, 2012 (the "May 16, 2012 Form 8-K")).*

10.12	Offer letter, dated July 23, 2012, between MetLife, Inc. and John C.R. Hele. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated July 27, 2012).*

10.13	Letter from MetLife, Inc. to Nicholas D. Latrenta, dated December 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 14, 2012).*

10.14	Offer letter, dated December 10, 2012, between MetLife, Inc. and Ricardo Anzaldua. (Incorporated by reference to Exhibit 10.14 to the 2012 Annual Report).*

10.15	Letter from MetLife, Inc. to Michel Khalaf, dated February 22, 2013. (Incorporated by reference to Exhibit 10.15 to the 2012 Annual Report).*

10.16	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).*

10.17	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.17 to the 2012 Annual Report).*

10.18	Management Stock Option Agreement under the MetLife, Inc. 2000 Stock Incentive Plan.*

10.19	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).*

10.20	MetLife, Inc. 2000 Directors Stock Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.20 to the 2012 Annual Report).*

10.21	Form of Director Stock Option Agreement under the MetLife, Inc. 2000 Directors Stock Plan. *

10.22
MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the "2005 SIC Plan"). (Incorporated by reference to Exhibit 10.12 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the "2009 Annual Report")).*

10.23	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005. (Incorporated by reference to Exhibit 10.13 to the 2009 Annual Report).*

10.24	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.24 to the 2012 Annual Report). *

10.25	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.25 to the 2012 Annual Report).*

Exhibit No.	Description

10.26	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.3 to the December 21, 2009 Form 8-K).*

10.27	Form of Management Stock Option Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.14 to the 2009 Annual Report).*

10.28
Form of Stock Option Agreement under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.9 to MetLife, Inc.'s Current Report on Form 8-K dated February 15, 2013 (the "February 15, 2013 Form 8-K")).*

10.29
Form of Stock Option Agreement (Three-Year "Cliff" Exercisability) under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.10 to the February 15, 2013 Form 8-K).*

10.30	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.30 to the 2012 Annual Report).*

10.31	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.4 to the December 21, 2009 Form 8-K).*

10.32	Form of Restricted Stock Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.4 to the February 15, 2013 Form 8-K).*

10.33
Form of Restricted Stock Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.5 to the February 15, 2013 Form 8-K).*

10.34
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.31 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "2010 Annual Report")).*

10.35	Clarification of Management Performance Share Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.29 to the 2010 Annual Report).*

10.36	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.30 to the 2010 Annual Report).*

10.37	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007). (Incorporated by reference to Exhibit 10.35 to the 2011 Annual Report).*

10.38	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.38 to the 2012 Annual Report).*

10.39	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.39 to the 2012 Annual Report).*

10.40	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.40 to the 2012 Annual Report).*

10.41	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.41 to the 2012 Annual Report).*

10.42	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective January 27, 2009).*

10.43
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 24, 2009). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated March 13, 2009).*

10.44	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.2 to the December 21, 2009 Form 8-K).*

10.45
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 21, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated February 22, 2010).*

10.46
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 17, 2010).*

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

Exhibit No.	Description

10.51	MetLife International Performance Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.2 to the February 15, 2013 Form 8-K).*

10.52	Form of Performance Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.3 to the February 15, 2013 Form 8-K).*

10.53	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.48 to the 2011 Annual Report).*

10.54	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.49 to the 2011 Annual Report).*

10.55	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012). (Incorporated by reference to Exhibit 10.11 to the February 15, 2013 Form 8-K).*

10.56	Form of Unit Option Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.12 to the February 15, 2013 Form 8-K).*

10.57	Form of Unit Option Agreement (Three-Year "Cliff" Exercisability) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.13 to the February 15, 2013 Form 8-K).*

10.58	MetLife International Restricted Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.6 to the February 15, 2013 Form 8-K).*

10.59	Form of Restricted Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.7 to the February 15, 2013 Form 8-K).*

10.60
Form of Restricted Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.8 to the February 15, 2013 Form 8-K).*

10.61	MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.62	Amendment to MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.62 to the 2012 Annual Report).

10.63
Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating the 364-Day Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated August 15, 2011).

10.64
First Amendment, dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, to the Five-Year Credit Agreement, dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (the "Five-Year Credit Agreement"). (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Current Report on Form 8-K dated September 19, 2012 (the "September 19, 2012 Form 8-K")).

10.65
Five-Year Credit Agreement, amending and restating the Three-Year Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to the September 19, 2012 Form 8-K).

10.66	MetLife Annual Variable Incentive Plan ("AVIP"). (Incorporated by reference to Exhibit 10.41 to the 2009 Annual Report).*

10.67	Amendment Number One to the AVIP. (Incorporated by reference to Exhibit 10.48 to the 2010 Annual Report).*

10.68
Resolutions of the MetLife, Inc. Board of Directors (adopted December 14, 2010) regarding the selection of performance measures for 2011 awards under the AVIP. (Incorporated by reference to Exhibit 10.52 to the 2010 Annual Report).*

10.69
Resolutions of the MetLife, Inc. Board of Directors (adopted December 13, 2011) regarding the selection of performance measures for 2012 awards under the AVIP. (Incorporated by reference to Exhibit 10.58 to the 2011 Annual Report).*

10.70
Resolutions of the MetLife, Inc. Board of Directors (adopted February 11, 2013) regarding the selection of performance measures for 2013 awards under the AVIP. (Incorporated by reference to Exhibit 10.70 to the 2012 Annual Report).*

10.71	Resolutions of the MetLife, Inc. Board of Directors (adopted December 10, 2013) regarding the selection of performance measures for 2014 awards under the AVIP.*

10.72
Resolutions of the MetLife, Inc., Board of Directors (adopted September 13, 2011) regarding non-management director compensation. (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2011 10-Q).*

10.73	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.72 to the 2012 Annual Report).*

10.74
Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.46 to the 2009 Annual Report).*

10.75
Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.55 to the 2010 Annual Report).*

Exhibit No.	Description

10.76
Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.75 to the 2012 Annual Report).*

10.77	Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*

10.78	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003. *

10.79
Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005. (Incorporated by reference to Exhibit 10.57 to the 2010 Annual Report).*

10.80
Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005). (Incorporated by reference to Exhibit 10.58 to the 2010 Annual Report).*

10.81
Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.66 to the 2011 Annual Report).*

10.82
MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005). (Incorporated by reference to Exhibit 10.67 to the 2011 Annual Report).*

10.83
Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.81 to the 2012 Annual Report).*

10.84	Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008). *

10.85
Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.54 to the 2009 Annual Report).*

10.86
Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009). (Incorporated by reference to Exhibit 10.55 to the 2009 Annual Report).*

10.87
Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011). (Incorporated by reference to Exhibit 10.65 to the 2010 Annual Report).*

10.88	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003). *

10.89
Amendment Number One to the MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December 9, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.74 to the 2011 Annual Report).*

10.90
MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.75 to the 2011 Annual Report).*

10.91
Amendment Number One to the MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December 9, 2006, effective February 26, 2007). (Incorporated by reference to Exhibit 10.76 to the 2011 Annual Report).*

10.92
MetLife Non-Management Director Deferred Compensation Plan, dated December 5, 2007 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.90 to the 2012 Annual Report).*

10.93	The MetLife Non-Management Director Deferred Compensation Plan, dated December 9, 2008 (as amended and restated, effective January 1, 2005).*

10.94	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008).*

10.95	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006). (Incorporated by reference to Exhibit 10.80 to the 2011 Annual Report).*

10.96	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007). (Incorporated by reference to Exhibit 10.81 to the 2011 Annual Report).*

10.97	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008). (Incorporated by reference to Exhibit 10.95 to the 2012 Annual Report).*

10.98	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008).*

10.99	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008).*

10.100
Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated March 31, 2009).*

Exhibit No.	Description

10.101
Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.5 to the December 21, 2009 Form 8-K).*

10.102
Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 21, 2010 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.80 to the 2010 Annual Report).*

10.103
Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 20, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.101 to the 2012 Annual Report).*

10.104	Alico Overseas Pension Plan, dated January 2009. (Incorporated by reference to Exhibit 10.88 to the 2011 Annual Report).*

10.105	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010. (Incorporated by reference to Exhibit 10.89 to the 2011 Annual Report).*

10.106	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2010), dated December 13, 2011. (Incorporated by reference to Exhibit 10.90 to the 2011 Annual Report).*

10.107
Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 4, 2012).*

10.108	Member's Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2011). (Incorporated by reference to Exhibit 10.2 to the May 16, 2012 Form 8-K).*

10.109
MetLife Plan for Transition Assistance for Officers, dated December 28, 2009 (as amended and restated, effective January 1, 2010 (the "MPTA")). (Incorporated by reference to Exhibit 10.84 to the 2009 Annual Report).*

10.110	Amendment Number One to the MPTA, dated December 15, 2010. (Incorporated by reference to Exhibit 10.96 to the 2010 Annual Report).*

10.111	Amendment Number Two to the MPTA, dated December 7, 2011. (Incorporated by reference to Exhibit 10.93 to the 2011 Annual Report).*

10.112	Amendment Number Three to the MPTA, dated December 22, 2011. (Incorporated by reference to Exhibit 10.94 to the 2011 Annual Report).*

10.113	Amendment Number Four to the MPTA, dated April 4, 2012. (Incorporated by reference to Exhibit 10.4 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).*

10.114	Amendment Number Five to the MPTA, dated December 26, 2012. (Incorporated by reference to Exhibit 10.112 to the 2012 Annual Report).*

10.115
Amendment Number Six to the MPTA (as amended and restated, effective January 1, 2010), dated June 27, 2013. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
______________

*	Indicates management contracts or compensatory plans or arrangements.