Form 10-Q
period 2014-03-31
METLIFE INC
filed 2014-05-08
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2014, 1,125,577,419 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

As used in this Form 10-Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe; (4) impact of comprehensive financial services regulation reform on us, as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) a deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) the dilutive impact on our stockholders resulting from the settlement of our outstanding common equity units; (26) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (27) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (28) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (29) changes in accounting standards, practices and/or policies; (30) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (31) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (32) inability to attract and retain sales representatives; (33) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (34) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (35) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (36) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.
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

MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

Part I — Financial Information
Item 1. Financial Statements

	March 31, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $332,542 and $ 333,599, respectively; includes $4,152 and $4,005, respectively, relating to variable interest entities)	$355,069	$350,187
Equity securities available-for-sale, at estimated fair value (cost: $3,241 and $3,012, respectively)	3,693	3,402
Fair value option and trading securities, at estimated fair value (includes $628 and $662, respectively, of actively traded securities; and $88 and $92, respectively, relating to variable interest entities)	17,494	17,423
Mortgage loans (net of valuation allowances of $326 and $322, respectively; includes $1,140 and $1,621, respectively, at estimated fair value, relating to variable interest entities; includes $352 and $338, respectively, under the fair value option)	57,139	57,706
Policy loans (includes $3 and $2, respectively, relating to variable interest entities)	11,762	11,764
Real estate and real estate joint ventures (includes $9 and $1,141, respectively, relating to variable interest entities, includes $1 and $186, respectively, of real estate held-for-sale)	9,930	10,712
Other limited partnership interests (includes $53 and $53, respectively, relating to variable interest entities)	7,819	7,401
Short-term investments, principally at estimated fair value (includes $6 and $8, respectively, relating to variable interest entities)	13,908	13,955
Other invested assets, principally at estimated fair value (includes $71 and $78, respectively, relating to variable interest entities)	16,433	16,229
Total investments	493,247	488,779
Cash and cash equivalents, principally at estimated fair value (includes $45 and $70, respectively, relating to variable interest entities)	8,573	7,585
Accrued investment income (includes $28 and $26, respectively, relating to variable interest entities)	4,446	4,255
Premiums, reinsurance and other receivables (includes $27 and $22, respectively, relating to variable interest entities)	23,031	21,859
Deferred policy acquisition costs and value of business acquired (includes $263 and $255, respectively, relating to variable interest entities)	26,352	26,706
Goodwill	10,433	10,542
Other assets (includes $139 and $152, respectively, relating to variable interest entities)	8,387	8,369
Separate account assets (includes $1,099 and $1,033, respectively, relating to variable interest entities)	316,434	317,201
Total assets	$890,903	$885,296
Liabilities and Equity
Liabilities
Future policy benefits (includes $591 and $516, respectively, relating to variable interest entities)	$189,970	$187,942
Policyholder account balances (includes $63 and $56, respectively, relating to variable interest entities)	209,498	212,885
Other policy-related balances (includes $125 and $123, respectively, relating to variable interest entities)	15,369	15,214
Policyholder dividends payable	656	675
Policyholder dividend obligation	2,463	1,771
Payables for collateral under securities loaned and other transactions	32,469	30,411
Short-term debt	100	175
Long-term debt (includes $996 and $1,868, respectively, at estimated fair value, relating to variable interest entities)	16,793	18,653
Collateral financing arrangements	4,196	4,196
Junior subordinated debt securities	3,193	3,193
Current income tax payable	239	186
Deferred income tax liability	8,906	6,643
Other liabilities (includes $79 and $88, respectively, relating to variable interest entities)	24,178	23,168
Separate account liabilities (includes $1,099 and $1,033, respectively, relating to variable interest entities)	316,434	317,201
Total liabilities	824,464	822,313
Contingencies, Commitments and Guarantees (Note 13)
Redeemable noncontrolling interests	107	887
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,127,994,116 and 1,125,224,024 shares issued at March 31, 2014 and December 31, 2013, respectively; 1,124,800,229 and 1,122,030,137 shares outstanding at March 31, 2014 and December 31, 2013, respectively	11	11
Additional paid-in capital	29,384	29,277
Retained earnings	28,319	27,332
Treasury stock, at cost; 3,193,887 shares at March 31, 2014 and December 31, 2013	(172)	(172)
Accumulated other comprehensive income (loss)	8,215	5,104
Total MetLife, Inc.’s stockholders’ equity	65,758	61,553
Noncontrolling interests	574	543
Total equity	66,332	62,096
Total liabilities and equity	$890,903	$885,296
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues
Premiums	$9,219	$9,151
Universal life and investment-type product policy fees	2,421	2,291
Net investment income	5,035	6,077
Other revenues	478	480
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(14)	(29)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	4	(31)
Other net investment gains (losses)	(401)	374
Total net investment gains (losses)	(411)	314
Net derivative gains (losses)	343	(630)
Total revenues	17,085	17,683
Expenses
Policyholder benefits and claims	9,324	9,395
Interest credited to policyholder account balances	1,469	2,590
Policyholder dividends	303	313
Other expenses	4,163	4,138
Total expenses	15,259	16,436
Income (loss) from continuing operations before provision for income tax	1,826	1,247
Provision for income tax expense (benefit)	484	252
Income (loss) from continuing operations, net of income tax	1,342	995
Income (loss) from discontinued operations, net of income tax	(3)	(3)
Net income (loss)	1,339	992
Less: Net income (loss) attributable to noncontrolling interests	11	6
Net income (loss) attributable to MetLife, Inc.	1,328	986
Less: Preferred stock dividends	30	30
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,298	$956
Comprehensive income (loss)	$4,482	$178
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	43	9
Comprehensive income (loss) attributable to MetLife, Inc.	$4,439	$169
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.15	$0.87
Diluted	$1.14	$0.87
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.15	$0.87
Diluted	$1.14	$0.87
Cash dividends declared per common share	$0.275	$0.185
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2014 (Unaudited)
(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2013	$1	$11	$29,277	$27,332	$(172)	$8,553	$(139)	$(1,659)	$(1,651)	$61,553	$543	$62,096
Stock-based compensation			107							107		107
Dividends on preferred stock				(30)						(30)		(30)
Dividends on common stock				(311)						(311)		(311)
Change in equity of noncontrolling interests										—	(12)	(12)
Net income (loss)				1,328						1,328	11	1,339
Other comprehensive income (loss), net of income tax						3,242	24	(184)	29	3,111	32	3,143
Balance at March 31, 2014	$1	$11	$29,384	$28,319	$(172)	$11,795	$(115)	$(1,843)	$(1,622)	$65,758	$574	$66,332
__________________

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests of less than $1 million.
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity — (Continued)
For the Three Months Ended March 31, 2013 (Unaudited)
(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2012	$1	$11	$28,011	$25,205	$(172)	$14,642	$(223)	$(533)	$(2,489)	$64,453	$384	$64,837
Stock-based compensation			100							100		100
Dividends on preferred stock				(30)						(30)		(30)
Dividends on common stock				(203)						(203)		(203)
Change in equity of noncontrolling interests			(39)							(39)	29	(10)
Net income (loss)				986						986	6	992
Other comprehensive income (loss), net of income tax						(241)	59	(672)	37	(817)	3	(814)
Balance at March 31, 2013	$1	$11	$28,072	$25,958	$(172)	$14,401	$(164)	$(1,205)	$(2,452)	$64,450	$422	$64,872
__________________

(1)	Net income (loss) attributable to noncontrolling interests excludes gains (losses) of redeemable noncontrolling interests of less than $1 million.
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$2,484	$2,733
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	27,904	30,024
Equity securities	72	249
Mortgage loans	2,973	2,510
Real estate and real estate joint ventures	260	86
Other limited partnership interests	220	225
Purchases of:
Fixed maturity securities	(24,954)	(34,698)
Equity securities	(209)	(389)
Mortgage loans	(2,483)	(1,764)
Real estate and real estate joint ventures	(578)	(426)
Other limited partnership interests	(485)	(481)
Cash received in connection with freestanding derivatives	395	330
Cash paid in connection with freestanding derivatives	(1,045)	(2,428)
Sales of businesses (1)	—	373
Sale of bank deposits	—	(6,395)
Net change in policy loans	(2)	(52)
Net change in short-term investments	47	3,303
Net change in other invested assets	115	(226)
Other, net	(66)	40
Net cash provided by (used in) investing activities	2,164	(9,719)
Cash flows from financing activities
Policyholder account balances:
Deposits	19,004	21,370
Withdrawals	(22,628)	(20,034)
Net change in payables for collateral under securities loaned and other transactions	2,058	528
Net change in bank deposits	—	8
Net change in short-term debt	(75)	—
Long-term debt repaid	(1,460)	(240)
Dividends on preferred stock	(30)	(30)
Dividends on common stock	(311)	(203)
Other, net	(217)	(75)
Net cash provided by (used in) financing activities	(3,659)	1,324
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(1)	(93)
Change in cash and cash equivalents	988	(5,755)
Cash and cash equivalents, beginning of period	7,585	15,738
Cash and cash equivalents, end of period	$8,573	$9,983
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$245	$264
Income tax	$97	$217
Non-cash transactions:
Real estate and real estate joint ventures acquired in satisfaction of debt	$—	$55
Deconsolidation of MetLife Core Property Fund (see Note 6):
Reduction of redeemable noncontrolling interests	$774	$—
Reduction of long-term debt	$413	$—
Reduction of real estate and real estate joint ventures	$1,132	$—
__________________

(1)	See Note 3 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
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
Certain international subsidiaries have a fiscal year-end of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of February 28, 2014 and November 30, 2013 and the operating results of such subsidiaries for the three months ended February 28, 2014 and 2013.
The Company uses the equity method of accounting for investments in equity securities when it has significant influence or at least 20% interest and for investments in real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations.
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2014 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2013 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Effective January 1, 2014, the Company adopted new guidance regarding reporting of discontinued operations and disclosures of disposals of components of an entity. The guidance increases the threshold for a disposal to qualify as a discontinued operation, expands the disclosures for discontinued operations and requires new disclosures for certain disposals that do not meet the definition of a discontinued operation. Disposals must now represent a strategic shift that has or will have a major effect on the entity’s operations and financial results to qualify as discontinued operations. As discussed in Note 3, the Company has entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). As a result of the adoption of this new guidance, the results of operations of MAL and the estimated loss on sale have been included in income from continuing operations.
Effective January 1, 2014, the Company adopted new guidance regarding the presentation of an unrecognized tax benefit. The new guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, when the carryforwards are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the applicable tax law does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax asset. The adoption was prospectively applied and resulted in a reduction to other liabilities and a corresponding increase to deferred income tax liability in the amount of $277 million.
Effective January 1, 2014, the Company adopted new guidance regarding foreign currency that requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The new guidance did not have a material impact on the financial statements upon adoption.
Effective January 1, 2014, the Company adopted new guidance regarding liabilities that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. The new guidance did not have a material impact on the financial statements upon adoption.
Effective January 1, 2014, the Company adopted new guidance on other expenses which address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. In accordance with the adoption of the new accounting pronouncement on January 1, 2014, the Company recorded $57 million in other liabilities, and a corresponding deferred cost, in other assets.
Future Adoption of New Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board issued new guidance regarding investments (Accounting Standards Update 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects). This guidance is applicable to investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity that meets certain conditions is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance on the statement of operations as a component of income tax expense (benefit). The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information
MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and EMEA. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into two businesses: Group and Voluntary & Worksite. Group insurance products and services include variable life, universal life and term life products. Group insurance products and services also include dental, group short- and long-term disability and accidental death & dismemberment (“AD&D”) coverages. The Voluntary & Worksite business includes personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance offered to employees on a voluntary basis. The Voluntary & Worksite business also includes long-term care, prepaid legal plans and critical illness products.
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.
Latin America
The Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, group medical, dental, credit insurance, endowment and retirement & savings products written in Latin America. Starting in the first quarter of 2013, the Latin America segment includes U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Products included are life, dental, group short- and long-term disability, AD&D coverages, property & casualty and other accident and health coverages, as well as non-insurance products such as identity protection.
Asia
The Asia segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include whole life, term life, variable life, universal life, accident and health insurance, fixed and variable annuities, credit insurance and endowment products.
EMEA
The EMEA segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, and various business activities including start-up and certain run-off businesses. Start-up businesses include expatriate benefits insurance, as well as direct and digital marketing products. Corporate & Other also includes assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsures living and death benefit guarantees issued in connection with variable annuity products. Corporate & Other also includes the investment management business through which the Company offers fee-based investment management services to institutional clients. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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

2. Segment Information (continued)

The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

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
In the first quarter of 2014, MetLife, Inc. began reporting the operations of MAL as divested business. See Note 3. Consequently, the results for Corporate Benefit Funding and Corporate & Other have decreased by $5 million, net of $3 million of income tax, and $3 million, net of $2 million of income tax, respectively, for the three months ended March 31, 2013.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business.
The Company’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types.
For the Company’s domestic segments, net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Three Months Ended March 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,724	$4,002	$301	$668	$6,695	$1,890	$597	$35	$9,217	$2	$9,219
Universal life and investment-type product policy fees	1,247	177	57	311	1,792	389	109	33	2,323	98	2,421
Net investment income	2,014	453	1,410	325	4,202	693	123	67	5,085	(50)	5,035
Other revenues	245	107	68	7	427	27	16	21	491	(13)	478
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(411)	(411)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	343	343
Total revenues	5,230	4,739	1,836	1,311	13,116	2,999	845	156	17,116	(31)	17,085
Expenses
Policyholder benefits and claims and policyholder dividends	2,407	3,781	888	604	7,680	1,397	261	35	9,373	254	9,627
Interest credited to policyholder account balances	555	40	278	98	971	387	34	9	1,401	68	1,469
Capitalization of DAC	(234)	(34)	(1)	(89)	(358)	(494)	(176)	(18)	(1,046)	—	(1,046)
Amortization of DAC and VOBA	429	36	4	79	548	338	164	—	1,050	8	1,058
Amortization of negative VOBA	—	—	—	—	—	(94)	(9)	—	(103)	(12)	(115)
Interest expense on debt	—	—	2	—	2	—	—	292	294	18	312
Other expenses	1,142	628	120	402	2,292	990	456	213	3,951	3	3,954
Total expenses	4,299	4,451	1,291	1,094	11,135	2,524	730	531	14,920	339	15,259
Provision for income tax expense (benefit)	319	100	190	34	643	147	27	(213)	604	(120)	484
Operating earnings	$612	$188	$355	$183	$1,338	$328	$88	$(162)	1,592
Adjustments to:
Total revenues									(31)
Total expenses									(339)
Provision for income tax (expense) benefit									120
Income (loss) from continuing operations, net of income tax									$1,342		$1,342

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Three Months Ended March 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,547	$3,874	$416	$675	$6,512	$1,998	$567	$26	$9,103	$48	$9,151
Universal life and investment-type product policy fees	1,167	180	68	225	1,640	444	91	36	2,211	80	2,291
Net investment income	1,961	453	1,390	277	4,081	732	128	141	5,082	995	6,077
Other revenues	243	108	73	4	428	13	27	13	481	(1)	480
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	314	314
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(630)	(630)
Total revenues	4,918	4,615	1,947	1,181	12,661	3,187	813	216	16,877	806	17,683
Expenses
Policyholder benefits and claims and policyholder dividends	2,153	3,640	1,017	554	7,364	1,415	237	9	9,025	683	9,708
Interest credited to policyholder account balances	579	39	343	104	1,065	442	35	12	1,554	1,036	2,590
Capitalization of DAC	(374)	(33)	(17)	(105)	(529)	(546)	(177)	(4)	(1,256)	—	(1,256)
Amortization of DAC and VOBA	331	34	11	74	450	401	165	—	1,016	(192)	824
Amortization of negative VOBA	—	—	—	(1)	(1)	(113)	(17)	—	(131)	(15)	(146)
Interest expense on debt	—	—	2	(1)	1	—	1	286	288	33	321
Other expenses	1,278	588	139	372	2,377	1,094	448	164	4,083	312	4,395
Total expenses	3,967	4,268	1,495	997	10,727	2,693	692	467	14,579	1,857	16,436
Provision for income tax expense (benefit)	325	117	158	41	641	161	34	(195)	641	(389)	252
Operating earnings	$626	$230	$294	$143	$1,293	$333	$87	$(56)	1,657
Adjustments to:
Total revenues									806
Total expenses									(1,857)
Provision for income tax (expense) benefit									389
Income (loss) from continuing operations, net of income tax									$995		$995

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2014	December 31, 2013
	(In millions)
Retail	$354,461	$349,516
Group, Voluntary & Worksite Benefits	44,346	43,404
Corporate Benefit Funding	223,163	220,612
Latin America	71,778	69,874
Asia	121,088	119,717
EMEA	30,522	33,382
Corporate & Other	45,545	48,791
Total	$890,903	$885,296
3. Pending Disposition
On February 14, 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MAL, for an expected gross consideration of $705 million (£424 million) in cash. The transaction is expected to close in the second quarter of 2014, subject to regulatory approvals and satisfaction of other closing conditions. As a result of this agreement, an expected loss of $495 million ($343 million, net of income tax), which includes a reduction to goodwill of $60 million, was recorded for the three months ended March 31, 2014, and is reflected within net investment gains (losses) on the consolidated statement of operations and comprehensive income (loss). MAL’s results of operations are included in continuing operations and were historically reported in the Corporate Benefit Funding segment. See Note 2.
The carrying amount of major classes of assets and liabilities related to the MAL disposition were as follows at:

March 31, 2014
(In millions)
Total investments	$5,028
Total assets	$5,347

Other liabilities (1)	$741
Future policy benefits	$3,645
Total liabilities	$4,508
__________________

(1)	Includes an estimate of $435 million ($292 million, net of income tax) related to the loss on sale.
4. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 7.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Insurance (continued)

Variable Annuity Guarantees
In the Event of Death
Defined as the death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
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
Two Tier Annuities
Defined as the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date. These contracts apply a lower rate on funds if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize.
Universal and Variable Life Contracts
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	March 31, 2014		December 31, 2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (2)	$200,796	$100,746	$201,395	$100,527
Separate account value	$164,767	$96,749	$164,500	$96,459
Net amount at risk	$4,336	$1,305	$4,203	$1,219
Average attained age of contractholders	64 years	64 years	63 years	63 years
Two Tier Annuities
General account value	N/A	$1,021	N/A	$880
Net amount at risk	N/A	$313	N/A	$234
Average attained age of contractholders	N/A	49 years	N/A	50 years

	March 31, 2014		December 31, 2013
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$16,355	$3,669	$16,048	$3,700
Net amount at risk	$184,884	$21,387	$185,920	$21,737
Average attained age of policyholders	56 years	60 years	55 years	60 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported in the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2014	December 31, 2013
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,929	$42,076
Other policy-related balances	328	298
Policyholder dividends payable	470	456
Policyholder dividend obligation	2,463	1,771
Current income tax payable	15	18
Other liabilities	608	582
Total closed block liabilities	45,813	45,201
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,810	28,374
Equity securities available-for-sale, at estimated fair value	90	86
Mortgage loans	6,117	6,155
Policy loans	4,647	4,669
Real estate and real estate joint ventures	509	492
Other invested assets	935	814
Total investments	41,108	40,590
Cash and cash equivalents	375	238
Accrued investment income	496	477
Premiums, reinsurance and other receivables	67	98
Deferred income tax assets	292	293
Total assets designated to the closed block	42,338	41,696
Excess of closed block liabilities over assets designated to the closed block	3,475	3,505
Amounts included in accumulated other comprehensive income (loss) (“AOCI”):
Unrealized investment gains (losses), net of income tax	1,931	1,502
Unrealized gains (losses) on derivatives, net of income tax	(3)	(3)
Allocated to policyholder dividend obligation, net of income tax	(1,601)	(1,151)
Total amounts included in AOCI	327	348
Maximum future earnings to be recognized from closed block assets and liabilities	$3,802	$3,853

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Closed Block (continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$1,771	$3,828
Change in unrealized investment and derivative gains (losses)	692	(2,057)
Balance, end of period	$2,463	$1,771
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Revenues
Premiums	$446	$464
Net investment income	530	533
Net investment gains (losses)	—	3
Net derivative gains (losses)	(1)	8
Total revenues	975	1,008
Expenses
Policyholder benefits and claims	624	643
Policyholder dividends	233	242
Other expenses	41	42
Total expenses	898	927
Revenues, net of expenses before provision for income tax expense (benefit)	77	81
Provision for income tax expense (benefit)	27	27
Revenues, net of expenses and provision for income tax expense (benefit)	$50	$54
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

	March 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$100,806	$9,133	$739	$—	$109,200	$100,203	$7,495	$1,229	$—	$106,469
Foreign corporate	59,963	4,543	329	—	64,177	59,778	3,939	565	—	63,152
Foreign government	50,691	4,313	297	—	54,707	50,717	4,107	387	—	54,437
U.S. Treasury and agency	41,931	3,352	474	—	44,809	43,928	2,251	1,056	—	45,123
RMBS	36,047	1,728	405	167	37,203	34,167	1,584	490	206	35,055
CMBS	15,541	549	98	—	15,992	16,115	605	170	—	16,550
ABS	14,438	322	94	13	14,653	15,458	296	171	12	15,571
State and political subdivision	13,125	1,355	152	—	14,328	13,233	903	306	—	13,830
Total fixed maturity securities	$332,542	$25,295	$2,588	$180	$355,069	$333,599	$21,180	$4,374	$218	$350,187
Equity securities
Common stock	$2,079	$470	$19	$—	$2,530	$1,927	$431	$5	$—	$2,353
Non-redeemable preferred stock	1,162	84	83	—	1,163	1,085	76	112	—	1,049
Total equity securities	$3,241	$554	$102	$—	$3,693	$3,012	$507	$117	$—	$3,402
The Company held non-income producing fixed maturity securities with an estimated fair value of $49 million and $74 million with unrealized gains (losses) of $26 million and $23 million at March 31, 2014 and December 31, 2013, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$15,537	$15,723	$15,828	$16,030
Due after one year through five years	69,929	73,964	70,467	74,229
Due after five years through ten years	77,486	83,422	78,159	83,223
Due after ten years	103,564	114,112	103,405	109,529
Subtotal	266,516	287,221	267,859	283,011
Structured securities (RMBS, CMBS and ABS)	66,026	67,848	65,740	67,176
Total fixed maturity securities	$332,542	$355,069	$333,599	$350,187
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

6. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position.

	March 31, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$9,989	$349	$4,233	$390	$13,889	$808	$3,807	$421
Foreign corporate	5,576	211	2,206	118	9,019	402	2,320	163
Foreign government	3,622	237	1,660	60	5,052	336	1,846	51
U.S. Treasury and agency	8,877	458	310	16	15,225	1,037	357	19
RMBS	10,252	280	1,890	292	10,754	363	2,302	333
CMBS	2,790	79	644	19	3,696	142	631	28
ABS	3,216	41	726	66	3,772	59	978	124
State and political subdivision	1,551	80	393	72	3,109	225	351	81
Total fixed maturity securities	$45,873	$1,735	$12,062	$1,033	$64,516	$3,372	$12,592	$1,220
Equity securities
Common stock	$81	$8	$65	$11	$81	$4	$16	$1
Non-redeemable preferred stock	389	44	172	39	364	65	191	47
Total equity securities	$470	$52	$237	$50	$445	$69	$207	$48
Total number of securities in an unrealized loss position	3,290		1,415		4,480		1,571

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at March 31, 2014. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $1.8 billion during the three months ended March 31, 2014 from $4.6 billion to $2.8 billion. The decrease in gross unrealized losses for the three months ended March 31, 2014, was primarily attributable to a decrease in interest rates, and to a lesser extent narrowing credit spreads.
At March 31, 2014, $231 million of the total $2.8 billion of gross unrealized losses were from 74 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $231 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $122 million, or 53% , are related to gross unrealized losses on 48 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $231 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $109 million, or 47%, are related to gross unrealized losses on 26 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and ABS (primarily foreign ABS) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $15 million during the three months ended March 31, 2014 from $117 million to $102 million. Of the $102 million, $33 million were from 12 equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 64% were rated A or better.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$40,398	70.7%	$40,926	70.9%
Agricultural	12,284	21.5	12,391	21.5
Residential	3,291	5.8	2,772	4.8
Subtotal (1)	55,973	98.0	56,089	97.2
Valuation allowances	(326)	(0.6)	(322)	(0.6)
Subtotal mortgage loans held-for-investment, net	55,647	97.4	55,767	96.6
Residential — fair value option (“FVO”)	352	0.6	338	0.6
Commercial mortgage loans held by CSEs — FVO	1,140	2.0	1,598	2.8
Total mortgage loans held-for-investment, net	57,139	100.0	57,703	100.0
Mortgage loans held-for-sale	—	—	3	—
Total mortgage loans, net	$57,139	100.0%	$57,706	100.0%
__________________

(1)	Purchases of mortgage loans were $597 million and $50 million for the three months ended March 31, 2014 and 2013, respectively.
See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Mortgage Loans and Valuation Allowance by Portfolio Segment
The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows at:

	March 31, 2014				December 31, 2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$508	$100	$9	$617	$506	$100	$16	$622
Evaluated collectively for credit losses	39,890	12,184	3,282	55,356	40,420	12,291	2,756	55,467
Total mortgage loans	40,398	12,284	3,291	55,973	40,926	12,391	2,772	56,089
Valuation allowances:
Specific credit losses	60	5	—	65	58	7	1	66
Non-specifically identified credit losses	199	37	25	261	200	37	19	256
Total valuation allowances	259	42	25	326	258	44	20	322
Mortgage loans, net of valuation allowance	$40,139	$12,242	$3,266	$55,647	$40,668	$12,347	$2,752	$55,767
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2014				2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$258	$44	$20	$322	$293	$52	$2	$347
Provision (release)	1	(2)	6	5	(18)	6	1	(11)
Charge-offs, net of recoveries	—	—	(1)	(1)	—	(4)	—	(4)
Balance, end of period	$259	$42	$25	$326	$275	$54	$3	$332
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2014
Loan-to-value ratios:
Less than 65%	$30,719	$537	$767	$32,023	79.3%	$33,790	80.0%
65% to 75%	5,815	498	149	6,462	16.0	6,568	15.6
76% to 80%	555	192	103	850	2.1	847	2.0
Greater than 80%	660	242	161	1,063	2.6	1,000	2.4
Total	$37,749	$1,469	$1,180	$40,398	100.0%	$42,205	100.0%
December 31, 2013
Loan-to-value ratios:
Less than 65%	$30,552	$614	$841	$32,007	78.2%	$33,519	78.9%
65% to 75%	6,360	438	149	6,947	17.0	7,039	16.6
76% to 80%	525	192	189	906	2.2	892	2.1
Greater than 80%	661	242	163	1,066	2.6	1,006	2.4
Total	$38,098	$1,486	$1,342	$40,926	100.0%	$42,456	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment were as follows at:

	March 31, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,368	92.5%	$11,461	92.5%
65% to 75%	734	6.0	729	5.9
76% to 80%	67	0.6	84	0.7
Greater than 80%	115	0.9	117	0.9
Total	$12,284	100.0%	$12,391	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $12.6 billion and $12.7 billion at March 31, 2014 and December 31, 2013, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment were as follows at:

	March 31, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$3,201	97.3%	$2,693	97.1%
Nonperforming	90	2.7	79	2.9
Total	$3,291	100.0%	$2,772	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $3.3 billion and $2.8 billion at March 31, 2014 and December 31, 2013, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2014 and December 31, 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Commercial	$12	$12	$12	$12	$190	$191
Agricultural	66	44	24	—	48	47
Residential	90	79	—	—	77	65
Total	$168	$135	$36	$12	$315	$303

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Impaired Mortgage Loans
Impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
March 31, 2014
Commercial	$213	$210	$60	$150	$298	$298	$511	$448
Agricultural	57	54	5	49	47	46	104	95
Residential	—	—	—	—	11	9	11	9
Total	$270	$264	$65	$199	$356	$353	$626	$552

December 31, 2013
Commercial	$214	$210	$58	$152	$299	$296	$513	$448
Agricultural	68	66	7	59	35	34	103	93
Residential	12	12	1	11	5	4	17	15
Total	$294	$288	$66	$222	$339	$334	$633	$556
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$507	$3	$536	$3
Agricultural	100	3	169	1
Residential	13	—	14	—
Total	$620	$6	$719	$4
Mortgage Loans Modified in a Troubled Debt Restructuring
The number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Three Months Ended March 31,
	2014			2013
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	—	$—	$—
Agricultural	—	—	—	—	—	—
Residential	27	6	5	—	—	—
Total	27	$6	$5	—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

The number of mortgage loans and carrying value of mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months were as follows:

	Three Months Ended March 31,
	2014		2013
	Number of Mortgage Loans	Carrying Value	Number of Mortgage Loans	Carrying Value
		(In millions)		(In millions)
Commercial	—	$—	—	$—
Agricultural	2	24	—	—
Residential (1)	1	—	—	—
Total	3	$24	—	$—
__________________
(1) Residential mortgage loans for the three months ended March 31, 2014 had a carrying value of less than $1 million.
Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $4.3 billion and $3.8 billion at March 31, 2014 and December 31, 2013, respectively.
Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2014	December 31, 2013
	(In millions)
Fixed maturity securities	$22,592	$16,672
Fixed maturity securities with noncredit OTTI losses in AOCI	(180)	(218)
Total fixed maturity securities	22,412	16,454
Equity securities	457	390
Derivatives	642	375
Other	(64)	(73)
Subtotal	23,447	17,146
Amounts allocated from:
Insurance liability loss recognition	(1,252)	(898)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	5	6
DAC and VOBA	(1,512)	(1,190)
Policyholder dividend obligation	(2,463)	(1,771)
Subtotal	(5,222)	(3,853)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	60	73
Deferred income tax benefit (expense)	(6,623)	(4,956)
Net unrealized investment gains (losses)	11,662	8,410
Net unrealized investment gains (losses) attributable to noncontrolling interests	18	4
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$11,680	$8,414

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$(218)	$(361)
Noncredit OTTI losses and subsequent changes recognized (1)	(4)	60
Securities sold with previous noncredit OTTI loss	12	149
Subsequent changes in estimated fair value	30	(66)
Balance, end of period	$(180)	$(218)
__________________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were ($8) million and $52 million for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2014
(In millions)
Balance, beginning of period	$8,414
Fixed maturity securities on which noncredit OTTI losses have been recognized	38
Unrealized investment gains (losses) during the period	6,263
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(354)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)
DAC and VOBA	(322)
Policyholder dividend obligation	(692)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(13)
Deferred income tax benefit (expense)	(1,667)
Net unrealized investment gains (losses)	11,666
Net unrealized investment gains (losses) attributable to noncontrolling interests	14
Balance, end of period	$11,680
Change in net unrealized investment gains (losses)	$3,252
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	14
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$3,266

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $22.0 billion and $21.7 billion at March 31, 2014 and December 31, 2013, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $27.2 billion and $26.9 billion at March 31, 2014 and December 31, 2013, respectively.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2014	December 31, 2013
	(In millions)
Securities on loan: (1)
Amortized cost	$27,515	$27,094
Estimated fair value	$29,095	$27,595
Cash collateral on deposit from counterparties (2)	$29,694	$28,319
Security collateral on deposit from counterparties (3)	$120	$—
Reinvestment portfolio — estimated fair value	$30,003	$28,481
__________________

(1)	Included within fixed maturity securities, short-term investments, equity securities and cash and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity and equity securities and FVO and trading securities, and at carrying value for mortgage loans at:

	March 31, 2014	December 31, 2013
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,688	$2,153
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	11,414	11,004
Invested assets pledged as collateral (2)	23,826	23,770
Total invested assets on deposit, held in trust and pledged as collateral	$43,928	$36,927
__________________

(1)
In 2013, MetLife, Inc. announced its plans to merge three U.S. based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S. based and U.S. regulated life insurance company (the “Mergers”). The companies to be merged are MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company (“MLI-USA”) and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2013, Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with an affiliate all existing New York insurance policies and annuity contracts that include a separate account feature; on December 31, 2013, MICC deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MICC’s remaining New York policyholder liabilities not covered by the reinsurance, which became restricted on January 1, 2014. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.

(2)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report), collateral financing arrangements (see Note 13 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report) and derivative transactions (see Note 7).

See “— Securities Lending” for securities on loan and Note 5 for investments designated to the closed block.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Variable Interest Entities
The Company has invested in certain structured transactions (including CSEs), formed trusts to invest proceeds from certain collateral financing arrangements and has insurance operations that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity.
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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2014 and December 31, 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2014		December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,467	$—	$3,440	$—
Operating joint venture (2)	2,275	1,932	2,095	1,777
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	1,166	1,006	1,630	1,457
Investments:
Real estate and real estate joint ventures (4)	10	15	1,181	443
Other invested assets	75	—	82	7
FVO and trading securities	69	—	69	—
Other limited partnership interests	61	—	61	—
Total	$7,123	$2,953	$8,558	$3,684
__________________

(1)
See Note 13 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement.

(2)
Assets of the operating joint venture are primarily fixed maturity securities and separate account assets. Liabilities of the operating joint venture are primarily future policy benefits, other policyholder funds and separate account liabilities.

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $141 million and $154 million at estimated fair value at March 31, 2014 and December 31, 2013, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $18 million and $33 million for the three months ended March 31, 2014 and 2013, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

(4)
At December 31, 2013, the Company consolidated an open ended core real estate fund formed in the fourth quarter of 2013 (the “MetLife Core Property Fund”), which represented the majority of the balances at December 31, 2013. As a result of the quarterly reassessment in the first quarter of 2014, the Company no longer consolidates the MetLife Core Property Fund, effective March 31, 2014, based on the terms of the revised partnership agreement. The Company accounts for its retained interest in the real estate fund under the equity method. Assets of the real estate fund are a real estate investment trust which holds primarily traditional core income-producing real estate which has associated liabilities that are primarily non-recourse debt secured by certain real estate assets of the fund. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its investment in the real estate fund of $178 million at carrying value at December 31, 2013. The long-term debt bears interest primarily at fixed rates ranging from 1.39% to 4.45%, payable primarily on a monthly basis.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$67,848	$67,848	$67,176	$67,176
U.S. and foreign corporate	4,343	4,343	3,966	3,966
Other limited partnership interests	5,226	7,246	5,041	6,994
Other invested assets	1,567	1,837	1,509	1,897
FVO and trading securities	589	589	619	619
Mortgage loans	107	107	106	106
Real estate joint ventures	70	72	70	71
Equity securities AFS:
Non-redeemable preferred stock	36	36	35	35
Total	$79,786	$82,078	$78,522	$80,864
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $250 million and $257 million at March 31, 2014 and December 31, 2013, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 13, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2014 and 2013.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$3,653	$3,826
Equity securities	30	24
FVO and trading securities — Actively Traded Securities and FVO general account securities (1)	37	21
Mortgage loans	709	738
Policy loans	157	155
Real estate and real estate joint ventures	217	193
Other limited partnership interests	329	246
Cash, cash equivalents and short-term investments	47	49
International joint ventures	—	(14)
Other	45	63
Subtotal	5,224	5,301
Less: Investment expenses	276	300
Subtotal, net	4,948	5,001
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	65	1,039
FVO CSEs — interest income:
Commercial mortgage loans	22	37
Subtotal	87	1,076
Net investment income	$5,035	$6,077
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Actively Traded Securities and FVO general account securities	$11	$13
FVO contractholder-directed unit-linked investments	$(41)	$956
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$—	$(5)
Consumer	(7)	(8)
Finance	—	(10)
Total U.S. and foreign corporate securities	(7)	(23)
RMBS	(3)	(37)
OTTI losses on fixed maturity securities recognized in earnings	(10)	(60)
Fixed maturity securities — net gains (losses) on sales and disposals	96	369
Total gains (losses) on fixed maturity securities	86	309
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	(20)
Common stock	(1)	(1)
OTTI losses on equity securities recognized in earnings	(1)	(21)
Equity securities — net gains (losses) on sales and disposals	26	(6)
Total gains (losses) on equity securities	25	(27)
FVO and trading securities — FVO general account securities	9	4
Mortgage loans	(11)	12
Real estate and real estate joint ventures	65	(14)
Other limited partnership interests	(2)	—
Other investment portfolio gains (losses)	(4)	7
Subtotal — investment portfolio gains (losses)	168	291
FVO CSEs:
Commercial mortgage loans	1	(13)
Long-term debt — related to commercial mortgage loans	1	22
Long-term debt — related to securities	—	(1)
Non-investment portfolio gains (losses) (1)	(581)	15
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(579)	23
Total net investment gains (losses)	$(411)	$314
__________________

(1)	Non-investment portfolio gain (losses) for the three months ended March 31, 2014 includes a loss of $495 million related to the disposition of MAL. See Note 3.
See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $5 million and $58 million for the three months ended March 31, 2014 and 2013, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$22,291	$19,550	$101	$86	$22,392	$19,636
Gross investment gains	$314	$500	$27	$8	$341	$508
Gross investment losses	(218)	(131)	(1)	(14)	(219)	(145)
Total OTTI losses:
Credit-related	(10)	(42)	—	—	(10)	(42)
Other (1)	—	(18)	(1)	(21)	(1)	(39)
Total OTTI losses	(10)	(60)	(1)	(21)	(11)	(81)
Net investment gains (losses)	$86	$309	$25	$(27)	$111	$282
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

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2014	2013
	(In millions)
Balance, beginning of period	$378	$392
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	1
Additional impairments — credit loss OTTI recognized on securities previously impaired	2	35
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(10)	(30)
Balance, end of period	$370	$398

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives
Accounting for Derivatives
Freestanding Derivatives
Freestanding derivatives are carried on the Company’s balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
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
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:
•Fair value hedge (a hedge of the estimated fair value of a recognized asset or liability) - in net derivative gains (losses), consistent with the change in fair value of the hedged item attributable to the designated risk being hedged.
•Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) - effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).
•Net investment in a foreign operation hedge - effectiveness in OCI, consistent with the translation adjustment for the hedged net investment in the foreign operation; ineffectiveness in net derivative gains (losses).
The changes in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported on the statement of operations within interest income or interest expense to match the location of the hedged item. Accruals on derivatives in net investment hedges are recognized in OCI.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).
In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value on the balance sheet, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).
Embedded Derivatives
The Company sells variable annuities and issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:
•the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings;
•the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and
•a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses) except for those in policyholder benefits and claims related to ceded reinsurance of GMIB. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
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

7. Derivatives (continued)

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

7. Derivatives (continued)

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (LIBOR), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2014			December 31, 2013
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$6,300	$1,488	$35	$6,419	$1,282	$78
Foreign currency swaps	Foreign currency exchange rate	2,140	245	80	2,713	252	135
Foreign currency forwards	Foreign currency exchange rate	3,025	47	1	2,935	—	77
Subtotal		11,465	1,780	116	12,067	1,534	290
Cash flow hedges:
Interest rate swaps	Interest rate	3,011	196	48	3,121	83	141
Interest rate forwards	Interest rate	735	38	—	450	7	7
Foreign currency swaps	Foreign currency exchange rate	12,837	422	616	12,452	401	660
Subtotal		16,583	656	664	16,023	491	808
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	3,178	19	16	3,182	82	47
Currency options	Foreign currency exchange rate	8,366	168	4	7,362	318	—
Subtotal		11,544	187	20	10,544	400	47
Total qualifying hedges		39,592	2,623	800	38,634	2,425	1,145
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	102,687	3,515	1,617	107,354	3,330	1,767
Interest rate floors	Interest rate	66,943	454	314	63,064	451	346
Interest rate caps	Interest rate	34,460	126	—	39,460	177	—
Interest rate futures	Interest rate	5,778	2	5	6,011	9	9
Interest rate options	Interest rate	28,036	357	220	40,978	255	243
Synthetic GICs	Interest rate	4,405	—	—	4,409	—	—
Foreign currency swaps	Foreign currency exchange rate	8,896	128	645	9,307	133	684
Foreign currency forwards	Foreign currency exchange rate	12,228	94	122	11,311	69	359
Currency futures	Foreign currency exchange rate	1,340	1	1	1,316	1	1
Currency options	Foreign currency exchange rate	5,996	103	21	2,265	53	48
Credit default swaps — purchased	Credit	3,627	7	43	3,725	7	51
Credit default swaps — written	Credit	9,848	146	7	9,055	166	1
Equity futures	Equity market	5,598	3	72	5,157	1	43
Equity options	Equity market	31,467	1,370	1,151	37,411	1,344	1,068
Variance swaps	Equity market	21,919	199	646	21,636	174	577
TRRs	Equity market	3,633	2	81	3,802	—	179
Total non-designated or non-qualifying derivatives		346,861	6,507	4,945	366,261	6,170	5,376
Total		$386,453	$9,130	$5,745	$404,895	$8,595	$6,521

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2014 and December 31, 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Derivatives and hedging gains (losses) (1)	$452	$(2,314)
Embedded derivatives	(109)	1,684
Total net derivative gains (losses)	$343	$(630)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$33	$36
Interest credited to policyholder account balances	32	35
Other expenses	(1)	(3)
Non-qualifying hedges:
Net investment income	(1)	(1)
Net derivative gains (losses)	219	15
Policyholder benefits and claims	(8)	(65)
Total	$274	$17

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2014
Interest rate derivatives	$298	$—	$12
Foreign currency exchange rate derivatives	69	—	—
Credit derivatives — purchased	1	1	—
Credit derivatives — written	(9)	—	—
Equity derivatives	(181)	(6)	(38)
Total	$178	$(5)	$(26)
Three Months Ended March 31, 2013
Interest rate derivatives	$(233)	$—	$2
Foreign currency exchange rate derivatives	(451)	—	—
Credit derivatives — purchased	(6)	(3)	—
Credit derivatives — written	32	—	—
Equity derivatives	(1,553)	(7)	(274)
Total	$(2,211)	$(10)	$(272)
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

Fair Value Hedges
The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets and liabilities; and (iii) foreign currency forwards to hedge the foreign currency fair value exposure of foreign currency denominated investments.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2014
Interest rate swaps:	Fixed maturity securities	$1	$1	$2
	Policyholder liabilities (1)	209	(204)	5
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(4)	4	—
	Foreign-denominated PABs (2)	(27)	32	5
Foreign currency forwards:	Foreign-denominated fixed maturity securities	10	(9)	1
Total		$189	$(176)	$13
Three Months Ended March 31, 2013
Interest rate swaps:	Fixed maturity securities	$8	$(8)	$—
	Policyholder liabilities (1)	(153)	152	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	4	(5)	(1)
	Foreign-denominated PABs (2)	(139)	133	(6)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—
Total		$(280)	$272	$(8)
__________________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2014, $3 million of the change in fair value of derivatives was excluded from the assessment of effectiveness. For the three months ended March 31, 2013, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were ($2) million and $0 for the three months ended March 31, 2014 and 2013, respectively.
At both March 31, 2014 and December 31, 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At March 31, 2014 and December 31, 2013, the balance in AOCI associated with cash flow hedges was $642 million and $375 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended March 31, 2014
Interest rate swaps	$228	$15	$2	$—	$5
Interest rate forwards	41	—	1	—	1
Foreign currency swaps	52	36	(1)	1	—
Credit forwards	—	—	—	—	—
Total	$321	$51	$2	$1	$6
Three Months Ended March 31, 2013
Interest rate swaps	$(124)	$4	$2	$—	$(2)
Interest rate forwards	(25)	3	1	(1)	—
Foreign currency swaps	87	(189)	(1)	—	4
Credit forwards	—	—	—	—	—
Total	$(62)	$(182)	$2	$(1)	$2
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2014, ($8) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency exchange rate derivatives, which may include foreign currency forwards and currency options, to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on these derivatives based upon the change in forward rates.
When net investments in foreign operations are sold or substantially liquidated, the amounts in AOCI are reclassified to the statement of operations.
The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended March 31, 2014
Foreign currency forwards	$(34)
Currency options	(114)
Total	$(148)
Three Months Ended March 31, 2013
Foreign currency forwards	$80
Currency options	90
Total	$170
__________________

(1)
During both of the three months ended March 31, 2014 and 2013, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2014 and December 31, 2013, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $85 million and $233 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $9.8 billion and $9.1 billion at March 31, 2014 and December 31, 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2014 and December 31, 2013, the Company would have received $139 million and $165 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$9	$560	2.4	$10	$545	2.6
Credit default swaps referencing indices	16	3,263	1.9	26	2,739	1.5
Subtotal	25	3,823	2.0	36	3,284	1.6
Baa
Single name credit default swaps (corporate)	21	1,485	3.1	24	1,320	3.1
Credit default swaps referencing indices	64	4,160	5.0	73	4,071	4.7
Subtotal	85	5,645	4.5	97	5,391	4.3
Ba
Single name credit default swaps (corporate)	—	5	3.5	—	5	3.8
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	5	3.5	—	5	3.8
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	29	375	5.1	32	375	4.9
Subtotal	29	375	5.1	32	375	4.9
Total	$139	$9,848	3.5	$165	$9,055	3.4
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $9.8 billion and $9.1 billion from the table above were $55 million and $90 million at March 31, 2014 and December 31, 2013, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $15 million in notional and $0 in fair value at March 31, 2014. Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at December 31, 2013.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

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
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are generally governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,103	$5,391	$8,537	$6,367
OTC-cleared (1)	254	324	302	129
Exchange-traded	6	78	11	53
Total gross estimated fair value of derivatives (1)	9,363	5,793	8,850	6,549
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	9,363	5,793	8,850	6,549
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,255)	(4,255)	(4,631)	(4,631)
OTC-cleared	(156)	(156)	(122)	(122)
Exchange-traded	(5)	(5)	(5)	(5)
Cash collateral: (3)
OTC-bilateral	(2,437)	(3)	(1,679)	(3)
OTC-cleared	(96)	(168)	(169)	(7)
Exchange-traded	—	(60)	—	(44)
Securities collateral: (4)
OTC-bilateral	(2,193)	(933)	(2,105)	(1,464)
OTC-cleared	—	—	—	—
Exchange-traded	—	(13)	—	(4)
Net amount after application of master netting agreements and collateral	$221	$200	$139	$269
__________________

(1)
At March 31, 2014 and December 31, 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $233 million and $255 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $48 million and $28 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2014 and December 31, 2013, the Company received excess cash collateral of $102 million and $104 million, respectively, and provided excess cash collateral of $250 million and $236 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at March 31, 2014 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2014 and December 31, 2013, the Company received excess securities collateral with an estimated fair value of $247 million and $238 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2014 and December 31, 2013, the Company provided excess securities collateral with an estimated fair value of $41 million and $66 million, respectively, for its OTC-bilateral derivatives, and $135 million and $141 million, respectively, for its OTC-cleared derivatives, and $63 million and $81 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
March 31, 2014
Derivatives subject to credit-contingent provisions	$1,074	$974	$—	$22	$28
Derivatives not subject to credit-contingent provisions	27	—	3	—	—
Total	$1,101	$974	$3	$22	$28
December 31, 2013
Derivatives subject to credit-contingent provisions	$1,674	$1,530	$—	$27	$34
Derivatives not subject to credit-contingent provisions	20	—	3	—	—
Total	$1,694	$1,530	$3	$27	$34
__________________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and certain GMIBs; ceded reinsurance of guaranteed minimum benefits related to certain GMIBs; assumed reinsurance of guaranteed minimum benefits related to GMWBs and GMABs; funding agreements with equity or bond indexed crediting rates; funds withheld on assumed and ceded reinsurance; fixed annuities with equity-indexed returns; and certain debt and equity securities.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2014	December 31, 2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$259	$247
Funds withheld on assumed reinsurance	Other invested assets	42	38
Options embedded in debt or equity securities	Investments	(164)	(145)
Net embedded derivatives within asset host contracts		$137	$140

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(2,154)	$(2,296)
Assumed guaranteed minimum benefits	PABs	1,402	1,262
Funds withheld on ceded reinsurance	Other liabilities	64	60
Other	PABs	15	5
Net embedded derivatives within liability host contracts		$(673)	$(969)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net derivative gains (losses) (1)	$(109)	$1,684
Policyholder benefits and claims	$15	$(47)
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $43 million and ($414) million for the three months ended March 31, 2014 and 2013, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	March 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$101,822	$7,378	$109,200
Foreign corporate	—	57,676	6,501	64,177
Foreign government	—	53,162	1,545	54,707
U.S. Treasury and agency	19,605	25,159	45	44,809
RMBS	1,087	32,677	3,439	37,203
CMBS	—	15,310	682	15,992
ABS	—	11,853	2,800	14,653
State and political subdivision	—	14,307	21	14,328
Total fixed maturity securities	20,692	311,966	22,411	355,069
Equity securities:
Common stock	1,293	1,034	203	2,530
Non-redeemable preferred stock	—	722	441	1,163
Total equity securities	1,293	1,756	644	3,693
FVO and trading securities:
Actively Traded Securities	—	617	11	628
FVO general account securities	550	76	29	655
FVO contractholder-directed unit-linked investments	10,921	4,647	624	16,192
FVO securities held by CSEs	—	8	11	19
Total FVO and trading securities	11,471	5,348	675	17,494
Short-term investments (1)	5,259	6,020	1,032	12,311
Mortgage loans:
Residential mortgage loans — FVO	—	—	352	352
Commercial mortgage loans held by CSEs — FVO	—	1,140	—	1,140
Total mortgage loans	—	1,140	352	1,492
Other invested assets:
Other investments	160	67	—	227
Derivative assets: (2)
Interest rate	2	6,110	64	6,176
Foreign currency exchange rate	1	1,192	34	1,227
Credit	—	131	22	153
Equity market	3	1,253	318	1,574
Total derivative assets	6	8,686	438	9,130
Total other invested assets	166	8,753	438	9,357
Net embedded derivatives within asset host contracts (3)	—	—	301	301
Separate account assets (4)	87,021	227,683	1,730	316,434
Total assets	$125,902	$562,666	$27,583	$716,151
Liabilities
Derivative liabilities: (2)
Interest rate	$5	$2,226	$8	$2,239
Foreign currency exchange rate	1	1,458	47	1,506
Credit	—	48	2	50
Equity market	72	1,204	674	1,950
Total derivative liabilities	78	4,936	731	5,745
Net embedded derivatives within liability host contracts (3)	—	6	(679)	(673)
Long-term debt of CSEs — FVO	—	981	15	996
Trading liabilities (5)	40	161	—	201
Total liabilities	$118	$6,084	$67	$6,269

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	December 31, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$99,321	$7,148	$106,469
Foreign corporate	—	56,448	6,704	63,152
Foreign government	—	52,202	2,235	54,437
U.S. Treasury and agency	25,061	20,000	62	45,123
RMBS	—	32,098	2,957	35,055
CMBS	—	15,578	972	16,550
ABS	—	11,361	4,210	15,571
State and political subdivision	—	13,820	10	13,830
Total fixed maturity securities	25,061	300,828	24,298	350,187
Equity securities:
Common stock	1,186	990	177	2,353
Non-redeemable preferred stock	—	654	395	1,049
Total equity securities	1,186	1,644	572	3,402
FVO and trading securities:
Actively Traded Securities	2	648	12	662
FVO general account securities	518	80	29	627
FVO contractholder-directed unit-linked investments	10,702	4,806	603	16,111
FVO securities held by CSEs	—	23	—	23
Total FVO and trading securities	11,222	5,557	644	17,423
Short-term investments (1)	5,915	6,943	254	13,112
Mortgage loans:
Residential mortgage loans — FVO	—	—	338	338
Commercial mortgage loans held by CSEs — FVO	—	1,598	—	1,598
Total mortgage loans	—	1,598	338	1,936
Other invested assets:
Other investments	188	71	—	259
Derivative assets: (2)
Interest rate	10	5,557	27	5,594
Foreign currency exchange rate	1	1,280	28	1,309
Credit	—	144	29	173
Equity market	1	1,233	285	1,519
Total derivative assets	12	8,214	369	8,595
Total other invested assets	200	8,285	369	8,854
Net embedded derivatives within asset host contracts (3)	—	—	285	285
Separate account assets (4)	89,960	225,776	1,465	317,201
Total assets	$133,544	$550,631	$28,225	$712,400
Liabilities
Derivative liabilities: (2)
Interest rate	$9	$2,568	$14	$2,591
Foreign currency exchange rate	1	1,971	39	2,011
Credit	—	52	—	52
Equity market	43	1,222	602	1,867
Total derivative liabilities	53	5,813	655	6,521
Net embedded derivatives within liability host contracts (3)	—	4	(973)	(969)
Long-term debt of CSEs — FVO	—	1,427	28	1,455
Trading liabilities (5)	260	2	—	262
Total liabilities	$313	$7,246	$(290)	$7,269
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

(1)
Short-term investments as presented in the tables above differ from the amounts presented on the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

(2)
Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within PABs and other liabilities on the consolidated balance sheets. At March 31, 2014 and December 31, 2013, equity securities also included embedded derivatives of ($164) million and ($145) million, respectively.

(4)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(5)	Trading liabilities are presented within other liabilities on the consolidated balance sheets.
The following describes the valuation methodologies used to measure assets and liabilities at fair value. The description includes the valuation techniques and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.
Investments
Valuation Controls and Procedures
On behalf of the Company’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 10% of the total estimated fair value of Level 3 fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

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
Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
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
The estimated fair value of investments in certain separate accounts included in FVO general account securities, FVO securities held by CSEs, other investments, long-term debt of CSEs — FVO and trading liabilities is determined on a basis consistent with the methodologies described herein for securities.
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

8. Fair Value (continued)

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

8. Fair Value (continued)

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
Mortgage Loans
The Company has elected the FVO for commercial mortgage loans held by CSEs and certain residential mortgage loans held-for-investment.
Level 2 Valuation Techniques and Key Inputs:
Commercial mortgage loans held by CSEs — FVO
These investments are principally valued using the market approach. The principal market for these investments is the securitization market. The Company uses the quoted securitization market price of the obligations of the CSEs to determine the estimated fair value of these commercial loan portfolios. These market prices are determined principally by independent pricing services using observable inputs.
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
Level 2 Valuation Techniques and Key Inputs:
These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are certain mutual funds and hedge funds without readily determinable fair values as prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAV provided by the fund managers.
Level 3 Valuation Techniques and Key Inputs:
These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are other limited partnership interests, which are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables that may impact the exit value of the particular partnership interest.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

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

8. Fair Value (continued)

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

8. Fair Value (continued)

Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and equity or bond indexed crediting rates within certain funding agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs on the consolidated balance sheets.
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
The Company ceded the risk associated with certain of the GMIBs previously described. These reinsurance agreements contain embedded derivatives which are included within premiums, reinsurance and other receivables on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses) or policyholder benefits and claims depending on the statement of operations classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2014, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2013, transfers between Levels 1 and 2 were $101 million.
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
Transfers into Level 3 for fixed maturity securities and FVO and trading securities were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or credit spreads.
Transfers out of Level 3 for fixed maturity securities, short-term investments and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

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

					March 31, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(5)	-	250	48	(10)	-	240	46	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(1,485)	-	787	191	(1,489)	-	876	174	Decrease
			•	Offered quotes (5)	—	-	127	101	4	-	145	100	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	286	110					Increase
	•	Consensus pricing	•	Offered quotes (5)	31	-	1,250	239	33	-	145	95	Increase
Foreign government	•	Matrix pricing	•	Credit spreads (4)	10	-	105	25	4	-	72	32	Decrease
	•	Market pricing	•	Quoted prices (5)	64	-	906	140	64	-	156	100	Increase
	•	Consensus pricing	•	Offered quotes (5)	66	-	157	110	84	-	156	107	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(141)	-	1,234	252	(136)	-	3,609	288	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	120	96	10	-	109	98	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	2	-	110	90	69	-	101	93	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	350	-	350	350	215	-	2,025	409	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	1	-	112	97	70	-	104	97	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	13	-	100	100	90	-	101	95	Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	131	-	1,879	225	30	-	1,878	145	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	107	101	—	-	110	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	—	-	106	98	56	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	242	-	401		248	-	450		Increase (12)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	57	-	936		97	-	767		Increase (12)
			•	Correlation (8)	39%	-	47%		38%	-	47%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	101		98	-	101		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	13%	-	28%		13%	-	28%		Increase (12)
			•	Correlation (8)	60%	-	60%		60%	-	60%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.28%		0%	-	0.14%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.88%		0.04%	-	0.88%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (14)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0%	-	40%		0%	-	40%		(16)
			•	Long-term equity volatilities	15.86%	-	40%		9.14%	-	40%		Increase (17)
			•	Nonperformance risk spread	(0.28)%	-	0.90%		(1.08)%	-	0.83%		Decrease (18)
______________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

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

(10)	At both March 31, 2014 and December 31, 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

8. Fair Value (continued)

(18)
Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO and long-term debt of CSEs — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$7,148	$6,704	$2,235	$62	$2,957	$972	$4,210	$10
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	9	6	—	10	—	5	—
Net investment gains (losses)	(7)	—	(6)	—	8	1	(43)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	160	120	14	—	(12)	(25)	75	—
Purchases (3)	651	471	74	25	571	103	652	—
Sales (3)	(206)	(109)	(52)	—	(192)	(155)	(315)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	459	435	231	—	147	24	578	21
Transfers out of Level 3 (4)	(827)	(1,129)	(957)	(42)	(50)	(238)	(2,362)	(10)
Balance, end of period	$7,378	$6,501	$1,545	$45	$3,439	$682	$2,800	$21
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$9	$5	$—	$10	$—	$—	$—
Net investment gains (losses)	$(7)	$—	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$177	$395	$12	$29	$603	$—	$254	$338	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	14	—	1	3	—
Net investment gains (losses)	19	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	(8)	6	—	—	—	—	(1)	—	—
Purchases (3)	3	—	11	—	237	—	947	28	—
Sales (3)	(26)	—	(5)	—	(300)	(1)	(59)	(5)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(12)	—
Transfers into Level 3 (4)	38	40	—	—	96	12	—	—	—
Transfers out of Level 3 (4)	—	—	(7)	—	(26)	—	(110)	—	—
Balance, end of period	$203	$441	$11	$29	$624	$11	$1,032	$352	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$14	$—	$1	$3	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$13	$(11)	$29	$(317)	$1,258	$1,465	$(28)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	44	—
Net derivative gains (losses)	7	(1)	(6)	(43)	(95)	—	—
Policyholder benefits and claims	—	—	—	4	15	—	—
OCI	37	(2)	—	—	(5)	—	—
Purchases (3)	—	—	—	—	—	321	—
Sales (3)	—	—	—	—	—	(83)	—
Issuances (3)	—	—	(3)	—	—	25	—
Settlements (3)	(1)	1	—	—	(193)	(2)	13
Transfers into Level 3 (4)	—	—	—	—	—	18	—
Transfers out of Level 3 (4)	—	—	—	—	—	(58)	—
Balance, end of period	$56	$(13)	$20	$(356)	$980	$1,730	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$6	$—	$(6)	$(42)	$(94)	$—	$—
Policyholder benefits and claims	$—	$—	$—	$4	$16	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended March 31, 2013
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended March 31, 2013
Balance, beginning of period	$190	$419	$6	$32	$937	$—	$429	$—	$49
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	4	(27)	—	1	—	—
Net investment gains (losses)	(1)	(22)	—	—	—	—	(23)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	(3)	48	—	—	—	—	21	—	—
Purchases (3)	5	3	8	—	578	—	2,048	—	—
Sales (3)	(2)	(47)	—	(7)	(628)	—	(341)	—	(43)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	(4)
Transfers into Level 3 (4)	—	—	—	15	30	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	(59)	—	(5)	—	—
Balance, end of period	$189	$401	$14	$44	$831	$—	$2,130	$—	$2
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$3	$(1)	$—	$2	$—	$—
Net investment gains (losses)	$—	$(20)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended March 31, 2013
Balance, beginning of period	$177	$37	$43	$128	$(3,162)	$1,205	$(44)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	16	(1)
Net derivative gains (losses)	5	(8)	(5)	(272)	1,690	—	—
Policyholder benefits and claims	—	—	—	13	(47)	—	—
OCI	(25)	—	—	(1)	104	—	—
Purchases (3)	—	—	—	—	—	92	—
Sales (3)	—	—	—	—	—	(49)	—
Issuances (3)	—	—	—	—	—	3	—
Settlements (3)	(13)	1	—	(7)	(169)	—	14
Transfers into Level 3 (4)	—	—	—	—	—	3	—
Transfers out of Level 3 (4)	—	—	—	—	—	(51)	—
Balance, end of period	$144	$30	$38	$(139)	$(1,584)	$1,219	$(31)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$5	$(7)	$(5)	$(272)	$1,683	$—	$—
Policyholder benefits and claims	$—	$—	$—	$13	$(46)	$—	$—
__________________

(1)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities and mortgage loans held-for-sale are included in net investment gains (losses), while changes in estimated fair value of mortgage loans - FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses).

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

8. Fair Value (continued)

Fair Value Option
The following table presents information for certain assets and liabilities accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	Residential Mortgage Loans — FVO (1)		Certain Assets and Liabilities of CSEs — FVO (2)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Assets
Unpaid principal balance	$537	$508	$1,068	$1,528
Difference between estimated fair value and unpaid principal balance	(185)	(170)	72	70
Carrying value at estimated fair value	$352	$338	$1,140	$1,598
Loans in non-accrual status	$134	$—	$—	$—
Loans more than 90 days past due	$98	$81	$—	$—
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(114)	$(82)	$—	$—
Liabilities
Contractual principal balance			$985	$1,445
Difference between estimated fair value and contractual principal balance			11	10
Carrying value at estimated fair value			$996	$1,455
__________________

(1)	Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$2	$—
Other changes in estimated fair value	1	—
Total gains (losses) recognized in net investment income	$3	$—

(2)
These assets and liabilities are comprised of commercial mortgage loans and long-term debt. Changes in estimated fair value on these assets and liabilities and gains or losses on sales of these assets are recognized in net investment gains (losses). Interest income on commercial mortgage loans held by CSEs — FVO is recognized in net investment income. Interest expense from long-term debt of CSEs — FVO is recognized in other expenses.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

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

	At March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$199	$522	$—	$(14)
Other limited partnership interests (2)	$4	$1	$(2)	$—
Real estate joint ventures (3)	$—	$3	$—	$(2)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2014 and 2013 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both March 31, 2014 and 2013 were not significant.

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “ — Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2 and, to a lesser extent, in Level 1, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,647	$—	$—	$58,104	$58,104
Policy loans	$11,762	$—	$1,688	$11,647	$13,335
Real estate joint ventures	$101	$—	$—	$180	$180
Other limited partnership interests	$908	$—	$—	$1,125	$1,125
Other invested assets	$714	$233	$150	$331	$714
Premiums, reinsurance and other receivables	$4,018	$—	$1,622	$2,444	$4,066
Other assets	$262	$—	$212	$80	$292
Liabilities
PABs	$135,189	$—	$—	$140,688	$140,688
Long-term debt	$15,766	$—	$17,610	$—	$17,610
Collateral financing arrangements	$4,196	$—	$—	$3,993	$3,993
Junior subordinated debt securities	$3,193	$—	$3,890	$—	$3,890
Other liabilities	$4,853	$—	$3,545	$1,310	$4,855
Separate account liabilities	$115,260	$—	$115,260	$—	$115,260

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,770	$—	$—	$57,924	$57,924
Policy loans	$11,764	$—	$1,694	$11,512	$13,206
Real estate joint ventures	$102	$—	$—	$169	$169
Other limited partnership interests	$950	$—	$—	$1,109	$1,109
Other invested assets	$844	$322	$163	$359	$844
Premiums, reinsurance and other receivables	$3,116	$—	$728	$2,382	$3,110
Other assets	$324	$—	$210	$142	$352
Liabilities
PABs	$139,735	$—	$—	$144,631	$144,631
Long-term debt	$17,170	$—	$18,564	$—	$18,564
Collateral financing arrangements	$4,196	$—	$—	$3,984	$3,984
Junior subordinated debt securities	$3,193	$—	$3,789	$—	$3,789
Other liabilities	$2,239	$—	$948	$1,292	$2,240
Separate account liabilities	$117,562	$—	$117,562	$—	$117,562

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:
Mortgage Loans
The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans.
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
Other Assets
These other assets are principally comprised of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement described in Note 13 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

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
Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities
The estimated fair values of long-term debt and junior subordinated debt securities are principally determined using market standard valuation methodologies. Capital leases, which are not required to be disclosed at estimated fair value are excluded from the preceding tables.
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
9. Equity
Stock-Based Compensation Plans
Performance Shares and Performance Units
For outstanding awards granted prior to the January 1, 2013 – December 31, 2015 performance period, vested Performance Shares and Performance Units will be multiplied by a performance factor of 0.0 to 2.0 based on MetLife, Inc.’s adjusted income, total shareholder return, and performance in change in annual net operating earnings and total shareholder return compared to the performance of its competitors, each measured with respect to the applicable three-year performance period or portions thereof.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Equity (continued)

For outstanding awards granted for the January 1, 2013 – December 31, 2015 and later performance periods, the vested Performance Shares and Performance Units will be multiplied by a performance factor of 0.00 to 1.75. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its financial plan. The estimated fair value of Performance Shares and Performance Units will be remeasured each quarter until they become payable.
Payout of 2011 - 2013 Performance Shares
Final Performance Shares are paid in shares of MetLife, Inc. common stock. The performance factor for the January 1, 2011 – December 31, 2013 performance period was 0.80. This factor has been applied to the 1,544,120 Performance Shares associated with that performance period that vested on December 31, 2013 and, as a result, 1,235,296 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) were issued, aside from shares that payees choose to defer, in April 2014.
Payout of 2011 - 2013 Performance Units
Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2011 – December 31, 2013 performance period was 0.80. This factor has been applied to the 98,060 Performance Units associated with that performance period that vested on December 31, 2013 and, as a result, the cash value of 78,448 units (less withholding for taxes and other items, as applicable) was paid in April 2014.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., net of income tax, was as follows:

	Three Months Ended March 31, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,183	$231	$(1,659)	$(1,651)	$5,104
OCI before reclassifications	4,852	321	(217)	—	4,956
Income tax expense (benefit)	(1,645)	(113)	33	—	(1,725)
OCI before reclassifications, net of income tax	11,390	439	(1,843)	(1,651)	8,335
Amounts reclassified from AOCI	(173)	(54)	—	45	(182)
Income tax expense (benefit)	59	19	—	(16)	62
Amounts reclassified from AOCI, net of income tax	(114)	(35)	—	29	(120)
Balance, end of period	$11,276	$404	$(1,843)	$(1,622)	$8,215

	Three Months Ended March 31, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,590	$829	$(533)	$(2,489)	$11,397
OCI before reclassifications	(174)	(62)	(597)	—	(833)
Income tax expense (benefit)	75	22	(75)	—	22
OCI before reclassifications, net of income tax	13,491	789	(1,205)	(2,489)	10,586
Amounts reclassified from AOCI	(280)	181	—	55	(44)
Income tax expense (benefit)	121	(65)	—	(18)	38
Amounts reclassified from AOCI, net of income tax	(159)	116	—	37	(6)
Balance, end of period	$13,332	$905	$(1,205)	$(2,452)	$10,580
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Equity (continued)

(1)	See Note 6 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$108	$290	Net investment gains (losses)
Net unrealized investment gains (losses)	26	21	Net investment income
Net unrealized investment gains (losses)	35	—	Net derivative gains (losses)
OTTI	4	(31)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	173	280
Income tax (expense) benefit	(59)	(121)
Net unrealized investment gains (losses), net of income tax	$114	$159
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$15	$4	Net derivative gains (losses)
Interest rate swaps	2	2	Net investment income
Interest rate forwards	—	3	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Interest rate forwards	—	(1)	Other expenses
Foreign currency swaps	36	(189)	Net derivative gains (losses)
Foreign currency swaps	(1)	(1)	Net investment income
Foreign currency swaps	1	—	Other expenses
Gains (losses) on cash flow hedges, before income tax	54	(181)
Income tax (expense) benefit	(19)	65
Gains (losses) on cash flow hedges, net of income tax	$35	$(116)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(44)	$(71)
Amortization of prior service (costs) credit	(1)	16
Amortization of defined benefit plan items, before income tax	(45)	(55)
Income tax (expense) benefit	16	18
Amortization of defined benefit plan items, net of income tax	$(29)	$(37)
Total reclassifications, net of income tax	$120	$6
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Compensation	$1,205	$1,291
Pension, postretirement and postemployment benefit costs	120	123
Commissions	1,288	1,388
Volume-related costs	201	183
Capitalization of DAC	(1,046)	(1,256)
Amortization of DAC and VOBA	1,058	824
Amortization of negative VOBA	(115)	(146)
Interest expense on debt	312	321
Premium taxes, licenses and fees	225	159
Professional services	321	303
Rent and related expenses, net of sublease income	85	93
Other	509	855
Total other expenses	$4,163	$4,138
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

	Three Months Ended March 31,
	2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$40	$6	$46	$23	$—	$23
Restructuring charges	12	1	13	30	3	33
Cash payments	(28)	(2)	(30)	(33)	(3)	(36)
Balance, end of period	$24	$5	$29	$20	$—	$20
Total restructuring charges incurred since inception of initiative	$252	$35	$287	$171	$21	$192
Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2015. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at March 31, 2014.

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
The components of net periodic benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In millions)
Service costs	$50	$59	$20	$17	$3	$5	$—	$—
Interest costs	109	97	3	4	23	23	1	1
Expected return on plan assets	(119)	(121)	(2)	(2)	(19)	(19)	—	—
Amortization of net actuarial (gains) losses	41	57	—	—	3	14	—	—
Amortization of prior service costs (credit)	1	3	—	—	—	(19)	—	—
Net periodic benefit costs	$82	$95	$21	$19	$10	$4	$1	$1

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended March 31,
	2014	2013
	(In millions, except share and per share data)
Weighted Average Shares
Weighted average common stock outstanding for basic earnings per common share	1,126,922,641	1,096,925,583
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	3,385,696	—
Exercise or issuance of stock-based awards	10,157,701	6,959,822
Weighted average common stock outstanding for diluted earnings per common share	1,140,466,038	1,103,885,405
Income (Loss) from Continuing Operations
Income (loss) from continuing operations, net of income tax	$1,342	$995
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	11	6
Less: Preferred stock dividends	30	30
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1,301	$959
Basic	$1.15	$0.87
Diluted	$1.14	$0.87
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations, net of income tax	$(3)	$(3)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(3)	$(3)
Basic	$—	$—
Diluted	$—	$—
Net Income (Loss)
Net income (loss)	$1,339	$992
Less: Net income (loss) attributable to noncontrolling interests	11	6
Less: Preferred stock dividends	30	30
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,298	$956
Basic	$1.15	$0.87
Diluted	$1.14	$0.87
__________________

(1)
See Note 15 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for a description of the Company’s common equity units. For the three months ended March 31, 2013, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2014. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $460 million.
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

13. Contingencies, Commitments and Guarantees (continued)

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
Claims asserted against MLIC have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. MLIC’s defenses (beyond denial of certain factual allegations) include that: (i) MLIC owed no duty to the plaintiffs— it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of MLIC; (iii) MLIC’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. During the course of the litigation, certain trial courts have granted motions dismissing claims against MLIC, while other trial courts have denied MLIC’s motions. There can be no assurance that MLIC will receive favorable decisions on motions in the future. While most cases brought to date have settled, MLIC intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.
As reported in the 2013 Annual Report, MLIC received approximately 5,898 asbestos-related claims in 2013. During the three months ended March 31, 2014 and 2013, MLIC received approximately 1,366 and 1,435 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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

13. Contingencies, Commitments and Guarantees (continued)

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2014.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries from regulators in the United States, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; the Financial Industry Regulatory Authority (“FINRA”), as well as from local and national regulators and government authorities in countries outside the United States where MetLife conducts business, seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.
Mortgage Regulatory and Law Enforcement Authorities’ Inquiries
MetLife, through its affiliate, MetLife Bank, National Association (“MetLife Bank”), was engaged in the origination, sale and servicing of forward and reverse residential mortgage loans since 2008. In 2012, MetLife Bank exited the business of originating residential mortgage loans. In 2012 and 2013, MetLife Bank sold its residential mortgage servicing portfolios, and in 2013 wound down its mortgage servicing business. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for information regarding the exiting of the MetLife Bank businesses. In August 2013, MetLife Bank merged with and into MetLife Home Loans LLC (“MLHL”), its former subsidiary, with MLHL as the surviving non-bank entity.
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
In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for HUD regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. MetLife Bank has met with the U.S. Department of Justice to discuss the allegations and possible resolution of the FHA False Claims Act investigation. The Company has included what it currently believes to be the probable and estimable amount of such loss on the Company’s consolidated financial statements and is continuing to investigate matters raised during these meetings.
The inquiries and investigations referred to above, could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. Exiting the MetLife Bank businesses may not protect MetLife from inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by these regulatory matters.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13. Contingencies, Commitments and Guarantees (continued)

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from MLIC and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. In September 2012, the EPA, MLIC and the third party executed an Administrative Order on Consent under which MLIC and the third party have agreed to be responsible for certain environmental testing at the Chemform site. The Company estimates that its costs for the environmental testing will not exceed $100,000. The September 2012 Administrative Order on Consent does not resolve the EPA’s claim for past clean-up costs. The EPA may seek additional costs if the environmental testing identifies issues. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.
New York Licensing Inquiry
The Company has entered into a consent order with the Department of Financial Services to resolve its inquiry into whether American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) conducted business in New York without a license and whether representatives acting on behalf of these companies solicited, sold or negotiated insurance products in New York without a license. The Company has entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. Pursuant to these agreements, in the first quarter of 2014, the Company paid $50 million to the Department of Financial Services and $10 million to the District Attorney, New York County. The Department of Financial Services consent order allows the Company, through an authorized insurer, to continue activities in New York related to its global employee benefits business through June 30, 2015. The Company is seeking legislation to allow for such activities beyond that date. The Company is continuing to cooperate with the New York State Office of the Attorney General Taxpayer Protection Bureau as to its inquiry concerning American Life’s and DelAm’s New York State tax filings.
Sales Practices Regulatory Matters
Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MICC, New England Life Insurance Company (“NELICO”), General American Life Insurance Company (“GALIC”), MetLife Securities, Inc. and New England Securities Corporation. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation and Inquiries
On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MLI-USA, NELICO, MICC and GALIC, respectively. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has filed a notice to appeal the dismissal order. At least one other jurisdiction is pursuing a market conduct examination concerning compliance with unclaimed property statutes.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13. Contingencies, Commitments and Guarantees (continued)

Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that MetLife, Inc. and another company have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages attributable to MetLife, Inc., including statutory damages and treble damages, are $767 million. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to intervene in the action and noted that the allegations in the complaint “. . . are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. On August 20, 2013, the court granted defendants’ motion to dismiss the action. The Relator has appealed the dismissal.
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
Derivative Actions and Demands
Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. Plaintiffs allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The two state court actions (Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012) and Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012)), have been consolidated under the caption In re: MetLife Shareholder Derivative Action. On January 22, 2014, the state court issued an order granting defendants’ motion to dismiss on the basis that plaintiffs had not established that their failure to make the required pre-suit demand to the Board of Directors should be excused. Plaintiffs have moved for leave to reargue the order dismissing their claims or for leave to file an amended complaint. The two actions filed in federal court (Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012) and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012)) have been consolidated and stayed pending further order of the court. The defendants intend to continue to defend these actions vigorously.
Total Control Accounts Litigation
MLIC is a defendant in lawsuits related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13. Contingencies, Commitments and Guarantees (continued)

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
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
This putative class action lawsuit alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the putative class.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied MLIC’s motion to dismiss the complaint. The trial has been scheduled for September 2014.
Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that have been transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed but subsequently agreed to withdraw the appeal and consider the indemnity claim through arbitration. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Fehr v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life in May 2013, again without naming MLIC as a party. On August 30, 2011, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. These sales practices cases against Sun Life are ongoing, and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.
C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013) and Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.)
Plaintiffs filed these lawsuits against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). In the C-Mart case, the court granted plaintiff’s motion to certify a class of approximately 36,000 persons in Missouri who, during the period of August 7, 2012 through September 6, 2012, were allegedly sent an unsolicited fax in violation of the TCPA. Trial is set for August 2014. In the Cadenasso case, which has been transferred to Florida and assigned to the same judge as the C-Mart case, plaintiff seeks certification of a nationwide class of persons (except for those in the C-Mart class) who were allegedly sent millions of unsolicited faxes in violation of the TCPA. Trial has also been set in Cadenasso for August 2014. In both cases, plaintiffs seek an award of statutory damages under the TCPA in the amount of $500 for each violation and to have such damages trebled.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13. Contingencies, Commitments and Guarantees (continued)

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.8 billion and $3.4 billion at March 31, 2014 and December 31, 2013, respectively.
Commitments to Fund Partnerships Investments, Bank Credit Facilities, Bridge Loans and Private
Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.7 billion and $5.3 billion at March 31, 2014 and December 31, 2013, respectively.
14. Subsequent Events
Senior Notes
In April 2014, MetLife, Inc. issued $1.0 billion of senior notes due in 2024 which bear interest at a fixed rate of 3.60%, payable semi-annually. In May 2014, MetLife, Inc. redeemed $200 million aggregate principal amount of MetLife, Inc.’s 5.875% senior notes due 2033.
Common Stock Dividend
On April 22, 2014, MetLife, Inc.’s Board of Directors declared a second quarter 2014 common stock dividend of $0.35 per share payable on June 13, 2014 to shareholders of record as of May 9, 2014. The Company estimates the aggregate dividend payment to be $396 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
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
MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Home Loans LLC (“MLHL”), the surviving, non-bank entity of the merger of MetLife Bank, National Association (“MetLife Bank”) with and into MLHL. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for information regarding the exiting of the MetLife Bank businesses and other business activities.
On February 14, 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). As a result, in the first quarter of 2014, MetLife, Inc. began reporting the operations of MAL as divested business. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. Consequently, the results for Corporate Benefit Funding and Corporate & Other have decreased by $5 million, net of $3 million of income tax, and $3 million, net of $2 million of income tax, respectively, for the three months ended March 31, 2013.
On October 1, 2013, MetLife, Inc. completed its previously announced acquisition of Administradora de Fondos de Pensiones Provida S.A. (“ProVida”), the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of ProVida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information on the acquisition of ProVida.

In 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The companies to be merged are MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company (“MLI-USA”) and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with an affiliate all existing New York insurance policies and annuity contracts that include a separate account feature; on December 31, 2013, MICC deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MICC’s remaining New York policyholder liabilities not covered by such reinsurance, which became restricted on January 1, 2014. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.
The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators by reducing our exposure to and use of captive reinsurers; (ii) will alleviate the need to use holding company cash to fund derivative collateral requirements; (iii) will increase transparency relative to our capital allocation and variable annuity risk management; and (iv) may impact the aggregate amount of dividends permitted to be paid without insurance regulatory approval. See “— Industry Trends — Regulatory Developments — Insurance Regulatory Examinations,” “— Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the impact of these Mergers and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report for information on our use of captive reinsurers. See also “Risk Factors — Acquisition-Related Risks — We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” included in the 2013 Annual Report for information regarding the potential impact on our operations if the Mergers or related regulatory approvals are prevented or delayed.
Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Sales experience was mixed across our businesses. As a result of our continued focus on pricing discipline and risk management, we experienced a decrease in sales of our variable annuity products. Unfavorable mortality and morbidity experience adversely impacted our results. An increase in the average value of our separate accounts from strong equity market performance in 2013 produced higher asset-based fee revenue and positive net flows in combination with sales growth increased our investment portfolio, resulting in higher investment income. The sustained low interest rate environment reduced investment yields, but also reduced interest crediting rates. In addition, changes in long-term interest rates and foreign currency exchanges resulted in derivative gains for the current period compared with losses in the prior period. Finally, the current period includes an impairment loss on the disposition of MAL.

	Three Months Ended March 31,
	2014	2013

Income (loss) from continuing operations, net of income tax	$1,342	$995
Less: Net investment gains (losses)	(411)	314
Less: Net derivative gains (losses)	343	(630)
Less: Other adjustments to continuing operations (1)	(302)	(735)
Less: Provision for income tax (expense) benefit	120	389
Operating earnings	1,592	1,657
Less: Preferred stock dividends	30	30
Operating earnings available to common shareholders	$1,562	$1,627
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
During the three months ended March 31, 2014, income (loss) from continuing operations, net of income tax, increased $347 million over the prior period. The change was predominantly due to a favorable change in net derivative gains (losses) of $973 million ($632 million, net of income tax) driven by changes in interest rates and foreign currency exchange rates. This was offset by an unfavorable change in net investment gains (losses) of $725 million ($471 million, net of income tax) primarily driven by an impairment loss on the disposition of MAL. Also included in income (loss) from continuing operations, net of income tax, were the results of the divested businesses, which improved $120 million ($76 million, net of income tax) over the prior period. Operating earnings available to common shareholders decreased $65 million from the prior period.
The decrease in operating earnings available to common shareholders reflects unfavorable mortality and morbidity experience and a decrease in investment yields, along with higher asset-based fee revenues from improved equity market performance, higher net investment income from portfolio growth and a decrease in interest credited expense. Our results for the current period include charges totaling $57 million for a settlement with the Department of Financial Services and the District Attorney, New York County in relation to their respective inquiries into whether American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) conducted business in New York without a license and whether representatives acting on behalf of the companies solicited, sold or negotiated insurance products in New York without a license. The fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings available to common shareholders by $54 million, net of income tax. Effective January 1, 2014, the Patient Protection and Affordable Care Act (“PPACA”) mandated that an annual fee be imposed on health insurers. The quarterly impact of this fee reduced operating earnings by $14 million.
Consolidated Company Outlook
As part of an enterprise-wide strategic initiative, by 2016, we expect to increase our operating return on common equity, excluding accumulated other comprehensive income (“AOCI”), to the 12% to 14% range, driven by higher operating earnings. This target assumes that regulatory capital rules appropriately reflect the life insurance business model and that we have clarity on the rules in a reasonable time frame, allowing for meaningful share repurchases prior to 2016. If we are unable to engage in such repurchases, we expect the range of our operating return on common equity, excluding AOCI, to be 11% to 13%. Also, as part of this initiative, we will leverage our scale to improve the value we provide to customers and shareholders in order to achieve $1 billion in efficiencies, $600 million of which is expected to be related to net pre-tax expense savings, and $400 million of which we expect to be primarily reinvested in our technology, platforms and functionality to improve our current operations and develop new capabilities. We also continue to shift our product mix toward protection products and away from more capital-intensive products, in order to generate more predictable operating earnings and cash flows, and improve our risk profile and free cash flow.
We expect to achieve the 2016 target range on our operating return on common equity by primarily focusing on the following:

•	Growth in premiums, fees and other revenues driven by:

-	Accelerated growth in Group, Voluntary & Worksite Benefits;

-	Increased fee revenue reflecting the benefit of higher equity markets on our separate account balances; and

-
Increases in our businesses outside of the U.S., notably accident & health, from continuing organic growth throughout our various geographic regions and leveraging of our multichannel distribution network.

•
Expanding our presence in emerging markets, including potential merger and acquisition activity. We expect that by 2016, 20% or more of our operating earnings will come from emerging markets, with the acquisition of ProVida contributing to this increase.

•	Focus on disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results; however, unanticipated catastrophes could result in a high volume of claims.

•	Focus on expense management in the light of the low interest rate environment, and continued focus on expense control throughout the Company.

•	Continued disciplined approach to investing and asset/liability management (“ALM”), through our enterprise risk and ALM governance process.
Industry Trends
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.

Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect the business and economic environment and, ultimately, the amount and profitability of our business. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification. Financial markets have also been affected by concerns over U.S. fiscal and monetary policy, although recent signs of Congressional compromise, reflected in the passage of a two-year budget agreement in December 2013 and the approval on February 12, 2014 of a bill to raise the debt ceiling until March 2015, appear to have alleviated some of these concerns. However, unless long-term steps are taken to raise the debt ceiling and reduce the federal deficit, rating agencies have warned of the possibility of future downgrades of U.S. Treasury securities. These issues could, on their own, or combined with the possible slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere.
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”) and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. This, combined with greater European Central Bank (“ECB”) support and improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of certain countries in Europe’s perimeter region and Cyprus and the risk of possible withdrawal of one or more countries from the Euro zone. See “— Investments — Current Environment” for information regarding credit ratings downgrades, support programs for Europe’s perimeter region and Cyprus and our exposure to obligations of European governments and private obligors.
The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region or Cyprus could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of unlimited quantities of sovereign bonds with maturities of one to three years. The OMT has not been activated to date, but the possibility of its use by the ECB has succeeded in reducing investor concerns over the possible withdrawal of one or more countries from the Euro zone and has helped to lower sovereign yields in Europe’s perimeter region and Cyprus. The Euro zone has emerged from its recession, but economic growth is expected to remain relatively muted, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region and Cyprus in particular continue to pursue policies to reduce their relative cost of production and reduce macroeconomic imbalances. More recently, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine and Russia, and the potential for economic sanctions to be imposed on Russia, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2013 Annual Report.

We face substantial exposure to the Japanese economy given our operations there. Despite a broad recovery in Gross Domestic Product (“GDP”) growth and rising inflation over the last year, structural weaknesses and debt sustainability have yet to be addressed effectively, which leaves the economy vulnerable to further disruption. The global financial crisis further pressured Japan’s budget outcomes and public debt levels. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other advanced country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the announcement of a supplementary budget stimulus program totaling 2% of GDP and the adoption of a 2% inflation target by the Bank of Japan. In early April 2013, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. In October 2013, the government agreed to raise the consumption tax from 5% to 8% effective April 1, 2014. While this was a positive step, the fiscal impact is likely to be neutral in the short term given the accompanying stimulus spending package. Although the yen has weakened, and the Bank of Japan has been able to boost inflation expectations, it is too soon to tell whether these actions will have a sustained impact on Japan’s economy. Japan’s public debt trajectory could continue to rise until a strategy to consolidate public finances and growth-enhancing reforms are implemented.
Impact of a Sustained Low Interest Rate Environment
As a global insurance company, we are affected by the monetary policy of central banks around the world, as well as the monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) in the United States. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales.
On April 30, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions since the inception of the current asset purchase program, decided to continue to modestly reduce the pace of its purchases of agency mortgage-backed securities from $25 billion per month to $20 billion per month and the pace of its purchases of longer-term U.S. Treasury securities from $30 billion per month to $25 billion per month, beginning in May 2014. In December 2013 and in January and March 2014, the FOMC determined to make similar measured reductions in the pace of its purchases of agency mortgage-backed securities and the pace of its purchases of longer-term U.S. Treasury securities. These quantitative easing measures are intended to stimulate the economy by keeping interest rates at low levels. The FOMC will closely monitor economic and financial developments in determining when to further moderate these quantitative easing measures, including with respect to the outlook for the labor market and inflation, as well as its assessment of the likely efficacy and costs of such purchases. The FOMC has stated that it will likely reduce the pace of its bond purchases in further measured steps at future meetings if subsequent economic data remains broadly aligned with its current expectations for a strengthening in the U.S. economy. Any additional action by the Federal Reserve Board to reduce its quantitative easing program could potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, and may affect interest rates and risk markets in other developed and emerging economies. Even after the quantitative easing program ends and the economy strengthens, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to .25%, again subject to labor market conditions and inflation indicators and expectations. While Janet Yellen, appointed on January 6, 2014 as the new Chairman of the Federal Reserve Board, has pledged continuity in the Federal Reserve Board’s monetary policy, it is possible that the course of such policy could change under a new Chairman.
Despite recent actions by central banks in Turkey, Brazil and India to raise interest rates in an effort to contain inflation and attract foreign investors, central banks in other parts of the world, including the ECB, the Bank of England and the Bank of Australia, have followed the actions of the Federal Reserve Board to lower interest rates. The collective effort globally to lower interest rates was in response to concerns about Europe’s sovereign debt crisis and slowing global economic growth. We cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”

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
Mitigating Actions
The Company continues to be proactive in its investment and interest crediting rate strategies, as well as its product design and product mix. To mitigate the risk of unfavorable consequences from the low interest rate environment in the U.S., the Company applies disciplined ALM strategies, including the use of derivatives, primarily interest rate swaps, floors and swaptions. A significant portion of these derivatives were entered into prior to the onset of the current low U.S. interest rate environment. In some cases, the Company has entered into offsetting positions as part of its overall ALM strategy and to reduce volatility in net income. Lowering interest crediting rates on some products, or adjusting the dividend scale on traditional products, can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, requirements to obtain regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our margins could decrease or potentially become negative. We are able to limit or close certain products to new sales in order to manage exposures. Business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. In addition, the Company is well diversified across product, distribution, and geography. Certain of our non-U.S. businesses, reported within our Latin America and EMEA segments, which accounted for approximately 14% of our operating earnings in 2013, are not significantly interest rate or market sensitive; in particular, they do not have any direct sensitivity to U.S. interest rates. The Company’s primary exposure within these segments is insurance risk. We expect our non-U.S. businesses to grow faster than our U.S. businesses and, over time, to become a larger percentage of our total business. As a result of the foregoing, the Company expects to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on the Company’s profitability. Based on a near to intermediate term analysis of a sustained lower interest rate environment in the U.S., the Company anticipates operating earnings will continue to increase, although at a slower growth rate.
Competitive Pressures
The life insurance industry remains highly competitive. The product development and product life cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment. In particular, we believe that these factors have highlighted financial strength as the most significant differentiator from the perspective of some customers and certain distributors. We believe the Company is well positioned to compete in this environment.

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
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Business — U.S. Regulation,” “Business — International Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2013 Annual Report. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.
Insurance Regulatory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein, and in Note 21 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, during the three months ended March 31, 2014 and the years ended December 31, 2013, 2012 and 2011, MetLife has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority and, occasionally, the U.S. Securities and Exchange Commission, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company (“MLIC”), MetLife Securities, Inc., New England Life Insurance Company, New England Securities Corporation, General American Life Insurance Company and MICC. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein and in Note 21 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.
The Company has entered into a consent order with the Department of Financial Services to resolve its inquiry into whether American Life and DelAm conducted business in New York without a license and whether representatives acting on behalf of these companies solicited, sold or negotiated insurance products in New York without a license. The Company has entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. The Department of Financial Services consent order allows the Company, through an authorized insurer, to continue activities in New York related to its global employee benefits business through June 30, 2015. The Company is seeking legislation to allow for such activities beyond that date. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein for further information regarding the consent order and the deferred prosecution agreement.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In June 2013, the Department of Financial Services issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. The Financial Condition Committee of the NAIC has charged its Financial Analysis Working Group with the task of performing a peer review of captive insurer reserve financings in order to gather more information regarding their nature and how extensively they are used. The NAIC contracted with Rector & Associates to study captives and recommend additional regulation, and its report (the “Rector Report”) was released for comment in late February 2014. The Rector Report recommends, among other things, limitations on the types of assets that may be used to support reserve financing transactions, a presumption that ceding insurance companies be subject to corrective regulatory action if they do not follow the requirements proposed in the Rector Report, and an aggressive timeline for implementing its recommendations. The Rector Report further suggested that modifications to reserve requirements that would adequately provide for coverage of policyholder claims, but be less conservative than current reserve requirements, would eliminate incentives to engage in reserve financing transactions and eliminate the need for captive reinsurers. Any final version of the Rector Report that is adopted by the NAIC will not be a regulation but may lead to additional regulation of captives. In late March 2014, the NAIC released for comment a proposed redefinition of “multi-state insurers” to prospectively include U.S. captive reinsurers, which would entail that certain standards, such as solvency standards, that apply to multi-state insurers would apply to U.S. captive reinsurers. Any states that did not apply multi-state insurer requirements would be at risk of losing their NAIC accreditation. It is premature to project the impact of the Rector Report, in the form it may be adopted, or the proposed redefinition of “multi-state insurers,” if it is adopted, on captive usage by MetLife. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. In 2013, MetLife, Inc. announced its plans for the Mergers. See “— Executive Summary” for further information on the Mergers. The Mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
The NAIC has been reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims. The review with respect to institutional products is substantially complete. The result was formal ratification of the principle that, when the general account was appropriately compensated, general account guarantees for such separate account contracts were also appropriate. Thus, with respect to institutional products, the NAIC’s work reduced the potential risk that MetLife’s institutional products business could be affected by an adverse regulatory determination regarding the status of guarantees of such non-variable separate accounts. The NAIC and certain state regulators continue to look at the use of non-insulated book value separate accounts for index-linked variable annuities in retail sales, and for this business the risk of unfavorable regulatory developments remains and our ability to do business in these markets could be adversely affected.
The International Association of Insurance Supervisors has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. has been the subject of Supervisory College meetings chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators in January 2013 and March 2014. We have not received any report or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.

Regulatory Developments Relating to Solvency II
Our insurance business throughout the European Economic Area will be subject to the Solvency II package, consisting of two inter-linked directives: Solvency II and Omnibus II, which have been adopted separately. Solvency II was adopted by European authorities in 2009. It codifies and harmonizes regulation for insurance undertakings established in the EU. It provides a framework for new risk management practices, solvency capital standards and disclosure requirements. Omnibus II was adopted in April 2014. It contains provisions that adapt Solvency II to the new supervisory architecture establishing the European Insurance and Occupational Pensions Authority (“EIOPA”) and includes a package of measures to facilitate the provision of insurance products with long-term guarantees. Both directives will become effective on January 1, 2016.
Leading up to Solvency II’s effective date, EIOPA has published Interim Guidelines aimed at increasing preparedness of both supervisors and insurers. The Interim Guidelines are applicable from January 1, 2014 and include certain reporting and organizational requirements with which we are complying in accordance with the requirements of our local regulators. During 2014, we anticipate the development of rulemaking based on Omnibus II.
In addition, our insurance business in Mexico will be impacted by Mexico’s insurance law reform, adopted in February 2013 (effective in April 2015). The law reform envisions a Solvency II-type regulatory framework, instituting changes to reserve and capital requirements and corporate governance and fostering greater transparency. The new regime includes secondary regulations subject to a 16-month consultation period, during which quantitative and qualitative impact studies will be performed and input from affected companies will be reviewed. In Chile, the law implementing Solvency II-like regulation is currently in the studies stage. However, the Chilean Insurance Regulator has already issued two resolutions, one for governance, and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. Regarding RBC requirements, a second draft of the regulation was issued in January 2014, and a second quantitative impact study is being performed currently. The law is expected to be published and approved in 2015, with the RBC regulation in force in 2016.
Mortgage and Foreclosure-Related Exposures
MetLife, through its affiliate, MetLife Bank, was engaged in the origination, sale and servicing of forward and reverse residential mortgage loans since 2008. In 2012, MetLife Bank exited the business of originating residential mortgage loans. In 2012 and 2013, MetLife Bank sold its residential mortgage servicing portfolios, and in 2013 wound down its mortgage servicing business. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for information regarding the exiting of the MetLife Bank businesses. In August 2013, MetLife Bank merged with and into MLHL, its former subsidiary, with MLHL as the surviving, non-bank entity.
In conjunction with the sales of residential mortgage loans and servicing portfolios, MetLife Bank made representations and warranties that the loans sold met certain requirements (relating, for example, to the underwriting and origination of the loans), and that the loans were serviced in accordance with investor guidelines. Notwithstanding its exit from the origination and servicing businesses, MetLife Bank remained obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Estimation of repurchase liability arising from breaches of origination representations and warranties requires considerable management judgment. Management considers the level of outstanding unresolved repurchase demands and challenges to mortgage insurance, probable future demands in light of historical experience and changes in general economic conditions such as unemployment and the housing market, and the likelihood of recovery from indemnifications made to MetLife Bank relating to loans that MetLife Bank acquired rather than originated. Reserves for representation and warranty repurchases and indemnifications were $104 million at both March 31, 2014 and December 31, 2013. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $46 million at both March 31, 2014 and December 31, 2013. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.
State and federal regulatory and law enforcement authorities have initiated various inquiries, investigations or examinations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry. Mortgage servicing practices have also been the subject of Congressional attention. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our mortgage and foreclosure-related exposures.

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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in our business.
Our economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife management is responsible for the on-going production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
For our domestic segments, net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

Acquisitions and Dispositions
In April 2014, MetLife, Inc. and Malaysia’s AMMB Holdings Bhd, successfully completed the formation of their previously announced strategic partnership involving AmLife Insurance Berhad and AmFamily Takaful Berhad. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions and Dispositions” included in the 2013 Annual Report for additional information.
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding the Company’s pending disposition.
Results of Operations
Consolidated Results
Sales experience was mixed across our businesses. Despite the slow economic recovery in the U.S., our dental, disability and group term life businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. The introduction of new products is also driving growth in the voluntary benefits business. The sustained low interest rate environment has negatively impacted sales of pension closeouts in the U.S. In addition, structured settlement sales declined as a result of a more competitive market. Sales of variable annuities, both domestic and foreign, declined as we continue to focus on pricing discipline and risk management. Sales in the majority of our other businesses abroad have improved.

	Three Months Ended March 31,
	2014	2013
	(In millions)
Revenues
Premiums	$9,219	$9,151
Universal life and investment-type product policy fees	2,421	2,291
Net investment income	5,035	6,077
Other revenues	478	480
Net investment gains (losses)	(411)	314
Net derivative gains (losses)	343	(630)
Total revenues	17,085	17,683
Expenses
Policyholder benefits and claims and policyholder dividends	9,627	9,708
Interest credited to policyholder account balances	1,469	2,590
Capitalization of DAC	(1,046)	(1,256)
Amortization of DAC and VOBA	1,058	824
Amortization of negative VOBA	(115)	(146)
Interest expense on debt	312	321
Other expenses	3,954	4,395
Total expenses	15,259	16,436
Income (loss) from continuing operations before provision for income tax	1,826	1,247
Provision for income tax expense (benefit)	484	252
Income (loss) from continuing operations, net of income tax	1,342	995
Income (loss) from discontinued operations, net of income tax	(3)	(3)
Net income (loss)	1,339	992
Less: Net income (loss) attributable to noncontrolling interests	11	6
Net income (loss) attributable to MetLife, Inc.	1,328	986
Less: Preferred stock dividends	30	30
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,298	$956

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
During the three months ended March 31, 2014, income (loss) from continuing operations, before provision for income tax, increased $579 million ($347 million, net of income tax) from the prior period primarily driven by a favorable change in net derivative gains (losses) partially offset by unfavorable change in net investment gains (losses). Also included in income (loss) from continuing operations, before provision for income tax, are the favorable results of the divested businesses.
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
We purchase investments to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currency exchange rates, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.
We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged which creates volatility in earnings.
Certain variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
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

	Three Months Ended March 31,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$236	$(215)
Foreign currency exchange rate	46	(404)
Credit	11	44
Equity	(12)	—
Non-VA embedded derivatives	(13)	10
Total non-VA program derivatives	268	(565)
VA program derivatives
Market risks in embedded derivatives	(26)	1,874
Nonperformance risk on embedded derivatives	43	(414)
Other risks in embedded derivatives	(113)	214
Total embedded derivatives	(96)	1,674
Freestanding derivatives hedging embedded derivatives	171	(1,739)
Total VA program derivatives	75	(65)
Net derivative gains (losses)	$343	$(630)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $833 million ($541 million, net of income tax). This was primarily due to long-term interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive-fixed interest rate swaps, interest rate swaptions and net long interest rate floors. These freestanding derivatives were primarily hedging long duration liability portfolios. The strengthening of the Japanese yen relative to other key currencies favorably impacted foreign currency forwards and futures that primarily hedge foreign denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $140 million ($91 million, net of income tax). This was due to a favorable change of $457 million ($297 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and a favorable change of $10 million ($7 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $327 million ($213 million, net of income tax) on other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $457 million ($297 million, net of income tax) favorable change in the nonperformance risk adjustment was due to a favorable change of $264 million, before income tax, due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as a favorable change of $193 million, before income tax, in our own credit spread. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.
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
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.

The foregoing $327 million ($213 million, net of income tax) unfavorable change in other risks in embedded derivatives was primarily due to:

•	An increase in the risk margin adjustment caused by higher policyholder behavior risks, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•
In-force changes, the mismatch of fund performance between actual and modeled funds, and the cross effect of capital markets changes, resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features, policyholder behavior, as well as a foreign currency translation. These factors resulted in an unfavorable period over period change in the valuation of embedded derivatives.

The foregoing $10 million ($7 million, net of income tax) favorable change is comprised of a $1.9 billion ($1.2 billion, net of income tax) favorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was partially offset by a $1.9 billion ($1.2 billion, net of income tax) unfavorable change in market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•
Key equity index levels increased less in the current period than in the prior period contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•
Key equity volatility measures decreased less in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.
The unfavorable change in net investment gains (losses) primarily reflects a loss on the disposition of MAL and lower net gains on sales of fixed maturity securities in the current period, partially offset by a decrease in fixed maturity and equity securities impairments from improving market conditions.
Income (loss) from continuing operations, before provision for income tax, related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses) increased $120 million to income of $7 million in the current period from a loss of $113 million in the prior period. Included in this improvement was a decrease in total revenues of $53 million, before income tax, and a decrease in total expenses of $173 million, before income tax.
Income tax expense for the three months ended March 31, 2014 was $484 million, or 27% of income (loss) from continuing operations before income tax, compared with $252 million, or 20% of income (loss) from continuing operations before income tax, for the three months ended March 31, 2013. The Company’s first quarter 2014 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, foreign earnings taxed at lower rates than the U.S. statutory rate and the tax effects of the MAL divestiture. The Company’s first quarter 2013 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The first quarter of 2014 includes a $23 million tax charge related to a portion of the aforementioned settlement of a licensing matter and the fee imposed by the PPACA, both of which were not deductible for income tax purposes. In addition, in the first quarter of 2013, the Company received an income tax refund from the Japanese tax authority and recorded a $119 million reduction to income tax expense.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders decreased $65 million, net of income tax, and was $1.6 billion, net of income tax, for both the three months ended March 31, 2014 and 2013.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders
Three Months Ended March 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate& Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$567	$231	$63	$140	$425	$103	$(187)	$1,342
Less: Net investment gains (losses)	6	(11)	(541)	29	157	(9)	(42)	(411)
Less: Net derivative gains (losses)	71	116	103	(4)	(7)	38	26	343
Less: Other adjustments to continuing operations (1)	(147)	(39)	(2)	(87)	(12)	(1)	(14)	(302)
Less: Provision for income tax (expense) benefit	25	(23)	148	19	(41)	(13)	5	120
Operating earnings	$612	$188	$355	$183	$328	$88	(162)	1,592
Less: Preferred stock dividends							30	30
Operating earnings available to common shareholders							$(192)	$1,562
Three Months Ended March 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$401	$131	$405	$106	$(77)	$83	$(54)	$995
Less: Net investment gains (losses)	73	17	22	—	128	16	58	314
Less: Net derivative gains (losses)	(156)	(129)	105	9	(552)	(6)	99	(630)
Less: Other adjustments to continuing operations (1)	(264)	(40)	45	(65)	(269)	8	(150)	(735)
Less: Provision for income tax (expense) benefit	122	53	(61)	19	283	(22)	(5)	389
Operating earnings	$626	$230	$294	$143	$333	$87	(56)	1,657
Less: Preferred stock dividends							30	30
Operating earnings available to common shareholders							$(86)	$1,627
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended March 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,283	$4,805	$1,438	$1,340	$3,101	$967	$151	$17,085
Less: Net investment gains (losses)	6	(11)	(541)	29	157	(9)	(42)	(411)
Less: Net derivative gains (losses)	71	116	103	(4)	(7)	38	26	343
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—	3	—	3
Less: Other adjustments to revenues (1)	(24)	(39)	40	4	(48)	90	11	34
Total operating revenues	$5,230	$4,739	$1,836	$1,311	$2,999	$845	$156	$17,116
Total expenses	$4,422	$4,451	$1,333	$1,185	$2,488	$824	$556	$15,259
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(2)	—	—	—	(1)	4	—	1
Less: Other adjustments to expenses (1)	125	—	42	91	(35)	90	25	338
Total operating expenses	$4,299	$4,451	$1,291	$1,094	$2,524	$730	$531	$14,920
Three Months Ended March 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$4,796	$4,463	$2,197	$1,199	$3,402	$1,214	$412	$17,683
Less: Net investment gains (losses)	73	17	22	—	128	16	58	314
Less: Net derivative gains (losses)	(156)	(129)	105	9	(552)	(6)	99	(630)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(2)	—	—	—	1	(2)	—	(3)
Less: Other adjustments to revenues (1)	(37)	(40)	123	9	638	393	39	1,125
Total operating revenues	$4,918	$4,615	$1,947	$1,181	$3,187	$813	$216	$16,877
Total expenses	$4,192	$4,268	$1,573	$1,071	$3,601	$1,075	$656	$16,436
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(64)	—	—	—	(10)	(4)	—	(78)
Less: Other adjustments to expenses (1)	289	—	78	74	918	387	189	1,935
Total operating expenses	$3,967	$4,268	$1,495	$997	$2,693	$692	$467	$14,579
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$9,217	$9,103
Universal life and investment-type product policy fees	2,323	2,211
Net investment income	5,085	5,082
Other revenues	491	481
Total operating revenues	17,116	16,877
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,373	9,025
Interest credited to policyholder account balances	1,401	1,554
Capitalization of DAC	(1,046)	(1,256)
Amortization of DAC and VOBA	1,050	1,016
Amortization of negative VOBA	(103)	(131)
Interest expense on debt	294	288
Other expenses	3,951	4,083
Total operating expenses	14,920	14,579
Provision for income tax expense (benefit)	604	641
Operating earnings	1,592	1,657
Less: Preferred stock dividends	30	30
Operating earnings available to common shareholders	$1,562	$1,627
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.

The primary drivers of the decrease in operating earnings were unfavorable mortality and morbidity experience and a decrease in investment yields, partially offset by higher asset-based fee revenues from improved equity market performance, higher net investment income from portfolio growth and a decrease in interest credited expense. Our results for the current period include charges totaling $57 million related to the aforementioned settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. The fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings by $54 million. Effective January 1, 2014, PPACA mandated that an annual fee be imposed on health insurers. The quarterly impact of this fee reduced operating earnings by $14 million. Changes in foreign currency exchange rates had a $44 million negative impact on results compared to the prior period.

We experienced less favorable mortality and morbidity, primarily in our Group, Voluntary & Worksite Benefits and Retail segments. In addition, in our property & casualty businesses, non-catastrophe related claim costs increased as a result of severe winter weather in the current period. These were partially offset by a decline in new and pending long-term care (“LTC”) claims in our Group Voluntary & Worksite Benefits segment. The combined impact of mortality, morbidity and claims experience decreased operating earnings by $74 million.

Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in a $24 million decrease in operating earnings. A net decrease of $14 million in other operating expenses was primarily driven by disciplined spending in our Retail segment, partially offset by higher IT-related costs in our Latin America segment.

We benefited from strong sales and business growth across many of our products. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity products. Excluding the impact of the divested businesses and the acquisition of ProVida, positive net flows from our universal life business, growth in premiums and deposits in the Group, Voluntary & Worksite Benefits segment, and growth in the Latin America segment resulted in growth in our investment portfolio which generated higher net investment income. Our property & casualty businesses benefited from an increase in average premium per policy. Business growth also drove an increase in DAC amortization in the current period. The changes in business growth discussed above resulted in a $32 million increase in operating earnings.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Excluding the results of the divested businesses, the acquisition of ProVida and the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. Yields were adversely impacted by surrenders of foreign currency-denominated fixed annuities in Japan in both the current and prior periods, resulting in a reduction in higher yielding foreign currency-denominated fixed maturity securities. Yields were also negatively impacted by an increase in lower yielding Japanese government securities, decreased prepayment fees, and the adverse impacts of the low rate environment on fixed maturity securities and mortgage loans yields. These decreases in yield were partially offset by improved returns on other limited partnership interests and real estate joint ventures, as well as higher income on interest rate derivatives. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. However, this was largely offset by higher DAC amortization, due to the significant prior period equity market increase, as well as higher asset-based commissions, which are also in part determined by separate account balances. The changes in market factors discussed above resulted in a $45 million increase in operating earnings.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In the current period, the Company realized additional tax benefits of $13 million compared to the prior period, primarily as a result of the Company’s decision to permanently reinvest certain foreign earnings. However, this was more than offset by a $23 million tax charge related to a portion of the aforementioned settlement of a licensing matter and the fee imposed by the PPACA, both of which were not deductible for income tax purposes.

Segment Results and Corporate & Other
Retail

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$1,724	$1,547
Universal life and investment-type product policy fees	1,247	1,167
Net investment income	2,014	1,961
Other revenues	245	243
Total operating revenues	5,230	4,918
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,407	2,153
Interest credited to policyholder account balances	555	579
Capitalization of DAC	(234)	(374)
Amortization of DAC and VOBA	429	331
Other expenses	1,142	1,278
Total operating expenses	4,299	3,967
Provision for income tax expense (benefit)	319	325
Operating earnings	$612	$626
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Unless otherwise stated, all amounts (with the exception of sales data) discussed below are net of income tax.

Changes to our guarantee features over the last couple of years along with continued management of sales in the current period by focusing on pricing discipline and risk management, drove a $1.9 billion, or 54%, decrease in variable annuity sales. Variable and universal life sales were also lower by 63%, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products. This was partially offset by higher fixed income annuity sales of $142 million.

A $29 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows, despite a decline in universal life sales, which is reflected in higher net investment income, partially offset by an increase in DAC amortization. In our deferred annuities business, surrenders and withdrawals exceeded sales for the period, resulting in negative cash flows contributing to a reduction in interest credited expenses in the general account and a decrease in average separate account balances and thus asset-based fees. In our property & casualty business, an increase in average premium per policy in both our auto and homeowners businesses contributed to the increase in operating earnings. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity in the business as compared to the prior period.

A $4 million increase in operating earnings was attributable to changes in market factors, including equity markets and interest rates. Stronger 2013 equity market performance increased our average separate account balances, driving an increase in asset-based fee income. This continued positive equity market performance also drove higher net investment income from other limited partnership interests. These positive impacts were partially offset by higher DAC amortization, due to the significant prior period equity market increase, as well as higher asset-based commissions, which are also in part determined by separate account balances. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. These negative interest rate impacts were partially offset by lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Lower prepayment fees also decreased operating earnings.

Less favorable mortality experience in our life businesses, primarily driven by two large, unreinsured claims, partially offset by favorable mortality in immediate annuities, resulted in a $17 million decrease in operating earnings. In addition, unfavorable morbidity experience in our individual income disability business resulted in a $4 million decrease in operating earnings. In our property & casualty business, severe winter weather in the current period increased non-catastrophe claim costs by $9 million, which was the result of higher frequencies in both our auto and homeowners businesses, as well as higher severities in our homeowners business.

Operating earnings increased due to declines in expenses of $24 million, mainly the result of disciplined spending. Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in a $43 million decrease in operating earnings.
Group, Voluntary & Worksite Benefits

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$4,002	$3,874
Universal life and investment-type product policy fees	177	180
Net investment income	453	453
Other revenues	107	108
Total operating revenues	4,739	4,615
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,781	3,640
Interest credited to policyholder account balances	40	39
Capitalization of DAC	(34)	(33)
Amortization of DAC and VOBA	36	34
Other expenses	628	588
Total operating expenses	4,451	4,268
Provision for income tax expense (benefit)	100	117
Operating earnings	$188	$230
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The macro-economic environment continues to signal stronger growth and is likely to instill further confidence in the economy. The improvement in the economy and overall employment remains slow and steady. We have seen growth in premiums across the segment. Our dental, disability and term life businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. The introduction of new products is also driving growth in the voluntary benefits business. Although we have discontinued selling our LTC product, we continue to collect premiums from and administer the existing block of business, contributing to asset growth in the segment.
Our life businesses experienced less favorable mortality in the current period, mainly due to increased severity in the group term life business as well as increased claims incidence in our group universal life businesses, which resulted in a $24 million decrease in operating earnings. An increase in claims incidence in our disability business, partially offset by a decline in new and pending claims in our LTC business, resulted in a $10 million decrease in operating earnings. The impact of a favorable reserve refinement in the current period resulted in an increase in operating earnings of $7 million. In our property & casualty business, severe winter weather in the current period increased non-catastrophe claim costs by $15 million, which was the result of higher frequencies in both our auto and homeowners businesses, as well as higher severities in our homeowners business, which were partially offset by lower severities in our auto business. In addition, catastrophe-related losses increased $4 million as compared to the prior period. These unfavorable results were partially offset by additional favorable development of prior year non-catastrophe losses, which improved operating earnings by $7 million.

The impact of market factors, including lower returns on our fixed maturity securities and mortgage loans, partially offset by improved returns on real estate joint ventures, resulted in lower investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decrease in investment yields, slightly offset by lower crediting rates in the current period, reduced operating earnings by $11 million.
The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $10 million. Growth in premiums and deposits in the current period, partially offset by a reduction in PABs, other liabilities and allocated equity, resulted in an increase in our average invested assets, increasing operating earnings by $12 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $6 million. Effective January 1, 2014, PPACA mandated that an annual fee be imposed on health insurers. The quarterly impact of this fee reduced operating earnings by $14 million. The remaining increase in other operating expenses, including higher marketing and sales support costs in our property & casualty business, were significantly offset by the remaining increase in premiums, fees and other revenues.
Corporate Benefit Funding

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$301	$416
Universal life and investment-type product policy fees	57	68
Net investment income	1,410	1,390
Other revenues	68	73
Total operating revenues	1,836	1,947
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	888	1,017
Interest credited to policyholder account balances	278	343
Capitalization of DAC	(1)	(17)
Amortization of DAC and VOBA	4	11
Interest expense on debt	2	2
Other expenses	120	139
Total operating expenses	1,291	1,495
Provision for income tax expense (benefit)	190	158
Operating earnings	$355	$294
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax. During the first quarter of 2014, the Company entered into a definitive agreement to sell MAL and began reporting such operations as divested business. See “—Executive Summary” for further information.
The sustained low interest rate environment has contributed to the underfunding of pension plans, which limits our customers’ ability to engage in full pension plan closeout terminations, and is reflected by a decrease in premiums of $56 million, before income tax. We expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. In addition, lower structured settlement sales of $46 million, before income tax, resulted from more competitors in the market in the current period. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits.
Higher income on interest rate derivatives coupled with higher returns on real estate joint ventures were partially offset by decreased earnings on our fixed maturity securities and mortgage loans and decreased prepayment fees. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense and higher investment returns resulted in an increase in operating earnings of $51 million.

Favorable mortality in the current period, primarily in the structured settlements business, resulted in a $9 million increase in operating earnings.
An increase in allocated equity resulted in higher invested assets, which drove an increase of $8 million in operating earnings. While interest credited expenses decreased in response to lower issuances of global guaranteed interest contracts and funding agreements in the current period, this was more than offset by an increase in interest credited expenses on higher average account balances. As a result, operating earnings decreased by $7 million compared to the prior period.
Latin America

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$668	$675
Universal life and investment-type product policy fees	311	225
Net investment income	325	277
Other revenues	7	4
Total operating revenues	1,311	1,181
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	604	554
Interest credited to policyholder account balances	98	104
Capitalization of DAC	(89)	(105)
Amortization of DAC and VOBA	79	74
Amortization of negative VOBA	—	(1)
Interest expense on debt	—	(1)
Other expenses	402	372
Total operating expenses	1,094	997
Provision for income tax expense (benefit)	34	41
Operating earnings	$183	$143

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $40 million from the prior period. The impact of changes in foreign currency exchange rates decreased operating earnings by $15 million for the first quarter of 2014 compared to the prior period.
The fourth quarter 2013 acquisition of ProVida increased operating earnings by $54 million.
Latin America experienced organic growth and increased sales of life and accident & health products in Chile, Mexico and our U.S. sponsored direct business, partially offset by decreased pension sales in Mexico and Brazil. The increase in premiums for these products was largely offset by related changes in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. Higher marketing costs drove increased operating expenses while commissions decreased slightly, however, they were offset by a corresponding decrease in DAC capitalization. Business growth also drove an increase in DAC amortization. The items discussed above were the primary drivers of a $5 million increase in operating earnings.
The net impact of market factors resulted in an $11 million increase in operating earnings as higher investment yields were partially offset by higher interest credited expense. Investment yields increased primarily due to higher returns on fixed income securities in Argentina, Chile and Mexico.
Higher expenses, primarily generated by employee- and IT-related costs across several countries, decreased operating earnings by $17 million. In addition, unfavorable claims experience in Mexico, Chile, Brazil and Argentina decreased operating earnings by $10 million. These decreases were partially offset by increased operating earnings of $11 million primarily related to a tax benefit in Argentina due to the devaluation of the peso.
Asia

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$1,890	$1,998
Universal life and investment-type product policy fees	389	444
Net investment income	693	732
Other revenues	27	13
Total operating revenues	2,999	3,187
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,397	1,415
Interest credited to policyholder account balances	387	442
Capitalization of DAC	(494)	(546)
Amortization of DAC and VOBA	338	401
Amortization of negative VOBA	(94)	(113)
Other expenses	990	1,094
Total operating expenses	2,524	2,693
Provision for income tax expense (benefit)	147	161
Operating earnings	$328	$333

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $5 million from the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $28 million for the first quarter of 2014 compared to the prior period and resulted in significant variances in the financial statement line items.
Asia sales grew 2% compared to the prior period. Sales growth in China was driven by strong accident & health and retirement sales. This increase was partially offset by lower agency sales in Korea. Sales growth in Japan was relatively flat compared to the prior period as higher fixed annuity sales were essentially offset by lower yen life sales, following our focus on pricing discipline and risk management.
Asia’s premiums, fees and other revenues increased over the prior period primarily driven by broad based in-force growth across the region, including growth of ordinary life and accident & health products in Japan, growth of ordinary life products in Korea; and growth in group insurance products in Australia. Surrenders of fixed annuity products in Japan, while lower than the prior period, exceeded new business volume. The positive net flows in Korea, combined with growth in our Bangladesh business, was partially offset by the surrenders in Japan. This resulted in higher average invested assets over the prior period, generating an increase in net investment income. Changes in premiums for these businesses were offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $9 million.
As a result of surrenders of foreign currency-denominated fixed annuities in Japan in 2013 and 2014, investment yields in the first quarter of 2014 were negatively impacted by a reduction in higher yielding foreign currency-denominated fixed maturity securities coupled with an increase in lower yielding Japanese government securities. Investment yields were also negatively impacted by decreased prepayment income and the adverse impacts of the low rate environment on fixed maturity securities and mortgage loans. These declines in investment yields were offset by the impact of foreign currency hedges, resulting in a slight increase in operating earnings.

The prior period results include an unfavorable liability refinement of $14 million in China and a one-time tax benefit of $6 million related to the disposal of our interest in a Korean asset management company at the beginning of 2013. The current period results include a $7 million tax benefit related to the effect of foreign operations where income is taxed at rates lower than the U.S.

EMEA

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$597	$567
Universal life and investment-type product policy fees	109	91
Net investment income	123	128
Other revenues	16	27
Total operating revenues	845	813
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	261	237
Interest credited to policyholder account balances	34	35
Capitalization of DAC	(176)	(177)
Amortization of DAC and VOBA	164	165
Amortization of negative VOBA	(9)	(17)
Interest expense on debt	—	1
Other expenses	456	448
Total operating expenses	730	692
Provision for income tax expense (benefit)	27	34
Operating earnings	$88	$87
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $1 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $1 million for the first quarter of 2014 compared to the prior period.
Following the Company’s decision to permanently reinvest certain foreign earnings, the current period includes an $8 million tax benefit. This was partially offset by the prior period impact of a change in the local corporate tax rate in Greece, which increased operating earnings by $4 million in the first quarter of 2013. Operating earnings in the prior period were also higher due to liability refinements totaling $4 million in our ordinary and deferred annuity businesses in Greece.
While sales increased compared to the prior period, primarily driven by growth in the Middle East and Central Europe, this was partially offset by regulatory changes in the United Kingdom in the prior period and in Poland in the current period. Amortization, or release, of negative VOBA associated with the conversion of certain policies has reduced as the rate of conversion is lower compared to the prior period. The combined impact of the items discussed above increased operating earnings by $5 million.
Net investment income decreased by $3 million, primarily driven by a modest decrease in yields partially offset by an increase in asset base for the region.

Corporate & Other

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$35	$26
Universal life and investment-type product policy fees	33	36
Net investment income	67	141
Other revenues	21	13
Total operating revenues	156	216
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	35	9
Interest credited to policyholder account balances	9	12
Capitalization of DAC	(18)	(4)
Interest expense on debt	292	286
Other expenses	213	164
Total operating expenses	531	467
Provision for income tax expense (benefit)	(213)	(195)
Operating earnings	(162)	(56)
Less: Preferred stock dividends	30	30
Operating earnings available to common shareholders	$(192)	$(86)
The table below presents operating earnings available to common shareholders by source on an after-tax basis:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Various business activities	$9	$19
Other net investment income	44	92
Interest expense on debt	(190)	(186)
Preferred stock dividends	(30)	(30)
Acquisition costs	(2)	(6)
Corporate initiatives and projects	(28)	(29)
Incremental tax benefit	82	107
Other	(77)	(53)
Operating earnings available to common shareholders	$(192)	$(86)

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings available to common shareholders and operating earnings each decreased $106 million, primarily due to lower net investment income, a smaller tax benefit as compared to the prior period, higher other expenses and a decrease in operating earnings from various business activities.
Operating earnings from various business activities decreased $10 million. This was due to lower operating earnings from the assumed reinsurance from our former operating joint venture in Japan, primarily due to lower returns in the current period. This was partially offset by higher operating earnings from start-up operations.
Other net investment income decreased $48 million. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and the adverse impact of the sustained low interest rate environment on our fixed maturity securities yields.
Expenses associated with corporate initiatives and projects were essentially unchanged as some enterprise-wide initiatives approach completion while others are in initial stages. These expenses include a $13 million decrease in the portion that represents restructuring charges, the majority of which related to severance.
Our results for the current period include charges totaling $57 million related to the aforementioned settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. This was partially offset by an $18 million increase in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities. In addition, the current period included lower costs associated with interest on uncertain tax positions and other employee related costs of $8 million.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The first quarter of 2014 includes an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter that was not deductible for income tax purposes. In addition, we had lower utilization of tax preferenced investments which decreased our operating earnings by $7 million from the prior period.

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee of our Global Risk Management (“GRM”) Department reviews, monitors and reports investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•
interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;

•	liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher other-than-temporary impairment (“OTTI”). Credit spread tightening will reduce net investment income associated with purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

•
currency risk, relating to the variability in currency exchange rates for foreign denominated investments. This risk relates to potential decreases in estimated fair value and net investment income resulting from changes in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and

•
real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the demand and supply of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement.

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. Risk limits to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit exposure as measured by our economic capital framework are approved annually by a committee of directors that oversees our investment portfolio. For real estate assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and equity market risks.
We use purchased credit default swaps to mitigate credit risk in our investment portfolio. Generally, we purchase credit protection by entering into credit default swaps referencing the issuers of specific assets we own. In certain cases, basis risk exists between these credit default swaps and the specific assets we own. For example, we may purchase credit protection on a macro basis to reduce exposure to specific industries or other portfolio concentrations. In such instances, the referenced entities and obligations under the credit default swaps may not be identical to the individual obligors or securities in our investment portfolio. In addition, our purchased credit default swaps may have shorter tenors than the underlying investments they are hedging. However, we dynamically hedge this risk through the rebalancing and rollover of its credit default swaps at their most liquid tenors. We believe that our purchased credit default swaps serve as effective economic hedges of our credit exposure.

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine and Russia, and the potential for economic sanctions to be imposed on Russia, have contributed to global market volatility. As a global insurance company, we are also affected by the monetary policy of central banks around the world. Financial markets have also been affected by concerns over the direction of U.S. fiscal and monetary policy. See “— Industry Trends — Financial and Economic Environment” for information on the most recent debt ceiling crisis. The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and, more recently, through its asset purchase programs. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information on actions taken by the Federal Reserve Board and central banks around the world to support the economic recovery. See “— Industry Trends — Financial and Economic Environment” for information on actions taken by Japan’s central government and the Bank of Japan to boost inflation expectations and achieve sustainable economic growth in Japan. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments
Excluding Europe’s perimeter region and Cyprus which is discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the United Kingdom, Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. Sovereign debt issued by countries outside of Europe’s perimeter region and Cyprus comprised $9.3 billion, or 99% of our European Region sovereign fixed maturity securities, at estimated fair value, at March 31, 2014. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $25.4 billion, or 74% of European Region total corporate securities, at estimated fair value, at March 31, 2014. Of these European Region sovereign fixed maturity and corporate securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities at March 31, 2014. European Region financial services corporate securities, at estimated fair value, were $9.0 billion, including $6.7 billion within the banking sector, with 95% invested in investment grade rated corporate securities, at March 31, 2014.
Europe’s Perimeter Region and Cyprus
Concerns about the economic conditions, capital markets and the solvency of certain EU member states, including Europe’s perimeter region and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility, and has affected the performance of various asset classes in recent years. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. This, combined with greater ECB support and improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of certain countries in Europe’s perimeter region and Cyprus and the risk of possible withdrawal of one or more countries from the Euro zone.

As presented in the table below, our exposure to the sovereign debt of Europe’s perimeter region and Cyprus is insignificant. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition. We manage direct and indirect investment exposure in these countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure in these countries. The following table presents a summary of investments by invested asset class and related purchased credit default protection across Europe’s perimeter region, by country, and Cyprus. The Company has written credit default swaps where the underlying is an index comprised of companies across various sectors in the European Region. At March 31, 2014, the written credit default swaps exposure to Europe’s perimeter region and Cyprus was $37 million in notional and less than $1 million in estimated fair value. The information below is presented at carrying value and on a country of risk basis (e.g. the country where the issuer primarily conducts business).

	Summary of Select European Country Investment Exposure at March 31, 2014
	Fixed Maturity Securities (1)
	Sovereign	Financial Services	Non-Financial Services	Total	All Other General Account Investment Exposure (2)	Total Exposure (3)%		Purchased Credit Default Protection (4)	Net Exposure	%
	(In millions)							(In millions)
Europe’s perimeter region:
Portugal	$—	$—	$55	$55	$16	$71	3%	$—	$71	3%
Italy	4	98	592	694	68	762	31	1	763	31
Ireland	—	—	41	41	714	755	30	—	755	30
Greece	—	—	—	—	110	110	4	—	110	4
Spain	1	102	534	637	58	695	28	—	695	28
Total Europe’s perimeter region	5	200	1,222	1,427	966	2,393	96	1	2,394	96
Cyprus	89	—	—	89	12	101	4	—	101	4
Total	$94	$200	$1,222	$1,516	$978	$2,494	100%	$1	$2,495	100%
As percent of total cash and invested assets	0.0%	0.0%	0.3%	0.3%	0.2%	0.5%		0.0%	0.5%
Investment grade %	5%	93%	84%
Non-investment grade %	95%	7%	16%
__________________

(1)	The par value and amortized cost of the fixed maturity securities were both $1.4 billion at March 31, 2014.

(2)
Comprised of equity securities, mortgage loans, real estate and real estate joint ventures, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for an explanation of the carrying value for these invested asset classes. Excludes FVO contractholder-directed unit-linked investments of $1.0 billion. See “— FVO and Trading Securities.”

(3)	For Greece, the Company had $1 million of commitments to fund partnership investments at March 31, 2014.

(4)
Purchased credit default protection is stated at the estimated fair value of the swap. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of ($1) million at March 31, 2014. The counterparties to these swaps are financial institutions with Standard & Poor’s Ratings Services (“S&P”) credit ratings of A as of March 31, 2014.

Current Environment — Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), and level of unrealized gains (losses) within the various asset classes in our investment portfolio and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “— Industry Trends” included elsewhere herein and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” included in the 2013 Annual Report.
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

	For the Three Months Ended March 31,
	2014		2013
	Yield % (1)	Amount	Yield % (1)	Amount
		(In millions)		(In millions)
Fixed maturity securities (2) (3)	4.76%	$3,685	4.83%	$3,833
Mortgage loans (3)	5.08%	709	5.52%	738
Real estate and real estate joint ventures	3.45%	89	2.40%	60
Policy loans	5.33%	157	5.22%	155
Equity securities	3.86%	30	3.41%	24
Other limited partnership interests	17.28%	329	14.25%	246
Cash and short-term investments	1.16%	45	0.89%	45
Other invested assets		220		179
Total before investment fees and expenses	5.02%	5,264	4.93%	5,280
Investment fees and expenses	(0.13)	(136)	(0.13)	(143)
Net investment income including divested businesses (4), (5)	4.89%	5,128	4.80%	5,137
Less: net investment income from divested businesses (4), (5)		43		55
Net investment income (6)		$5,085		$5,082
__________________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects GAAP adjustments presented in footnote (6) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”) and contractholder-directed unit-linked investments. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income (loss) includes amounts for FVO and trading securities of $37 million and $21 million for the three months ended March 31, 2014 and 2013, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Yield calculations include the net investment income and ending carrying values of the divested businesses. The net investment income adjustment for divested businesses for the three months ended March 31, 2014 of $43 million includes ($3) million of the scheduled periodic settlement payments on derivatives not qualifying for hedge accounting adjustment that are excluded in the scheduled periodic settlement payments on derivatives not qualifying for hedge accounting line in the GAAP net investment income reconciliation presented below.

(5)
Certain amounts in the prior periods have been reclassified to conform with the current period segment presentation. During the first quarter of 2014, MetLife, Inc. began reporting the operations of MetLife Assurance Ltd. within divested business.

(6)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs and contractholder-directed unit-linked investments. Such reclassifications are presented in the table below.

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net investment income — in the above yield table	$5,085	$5,082
Real estate discontinued operations	(1)	(1)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(175)	(131)
Contractholder-directed unit-linked investments	65	1,039
Divested businesses	43	55
Incremental net investment income from CSEs	18	33
Net investment income — GAAP consolidated statements of operations	$5,035	$6,077
See “— Results of Operations — Consolidated Results — Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013” for an analysis of the period over period changes in net investment income.
Fixed Maturity and Equity Securities Available-for-Sale
Fixed maturity securities available-for-sale (“AFS”), which consisted principally of publicly-traded and privately-placed fixed maturity securities and redeemable preferred stock, were $355.1 billion and $350.2 billion, at estimated fair value, at March 31, 2014 and December 31, 2013, respectively, or 71% of total cash and invested assets at both March 31, 2014 and December 31, 2013. Publicly-traded fixed maturity securities represented $305.4 billion and $302.3 billion, at estimated fair value, at March 31, 2014 and December 31, 2013, respectively, or 86% of total fixed maturity securities at both March 31, 2014 and December 31, 2013. Privately placed fixed maturity securities represented $49.7 billion and $47.9 billion, at estimated fair value, at March 31, 2014 and December 31, 2013, respectively, or 14% of total fixed maturity securities at both March 31, 2014 and December 31, 2013.

Equity securities AFS, which consisted principally of publicly-traded and privately-held common and non-redeemable preferred stock, including certain perpetual hybrid securities and mutual fund interests, were $3.7 billion and $3.4 billion, at estimated fair value, at March 31, 2014 and December 31, 2013, respectively, or 0.7% of total cash and invested assets at both March 31, 2014 and December 31, 2013. Publicly-traded equity securities represented $2.6 billion and $2.4 billion, at estimated fair value, or 70% and 71% of total equity securities, at March 31, 2014 and December 31, 2013, respectively. Privately-held equity securities represented $1.1 billion and $1.0 billion, at estimated fair value, or 30% and 29% of total equity securities, at March 31, 2014 and December 31, 2013, respectively.
Included within fixed maturity and equity securities were $1.1 billion of perpetual securities, at estimated fair value, at both March 31, 2014 and December 31, 2013. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities”, have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Included within fixed maturity securities were $1.4 billion and $1.5 billion of redeemable preferred stock with a stated maturity, at estimated fair value, at March 31, 2014 and December 31, 2013, respectively. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities — Available-for-Sale — Valuation of Securities” included in the 2013 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	March 31, 2014
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1
Quoted prices in active markets for identical assets	$20,692	5.8%	$1,293	35.0%
Level 2
Independent pricing source	274,916	77.4	778	21.1
Internal matrix pricing or discounted cash flow techniques	37,050	10.5	978	26.5
Significant other observable inputs	311,966	87.9	1,756	47.6
Level 3
Independent pricing source	6,965	2.0	479	13.0
Internal matrix pricing or discounted cash flow techniques	13,231	3.7	135	3.6
Independent broker quotations	2,215	0.6	30	0.8
Significant unobservable inputs	22,411	6.3	644	17.4
Total estimated fair value	$355,069	100.0%	$3,693	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at March 31, 2014 are as follows:

•
The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in five sectors: U.S. and foreign corporate securities, residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), and foreign government securities.

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

•
During the three months ended March 31, 2014, Level 3 fixed maturity securities decreased by $1.9 billion. The decrease was driven by net transfers out of Level 3, partially offset by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”). The net transfers out of Level 3 were concentrated in ABS, U.S. and foreign corporate securities and foreign government securities. The purchases in excess of sales were concentrated in U.S. and foreign corporate securities and RMBS and the increase in estimated fair value recognized in OCI was concentrated in U.S. and foreign corporate securities.

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; analysis of transfers into and/or out of Level 3; and further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2013 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about fixed maturity securities AFS.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Fixed Maturity Securities Credit Quality — Ratings” included in the 2013 Annual Report for a discussion of the credit quality ratings assigned by rating agencies and credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities.
The NAIC has adopted revised methodologies for certain structured securities comprised of non-agency RMBS, commercial mortgage-backed securities (“CMBS”) and ABS. The NAIC’s objective with the revised methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumption used to estimate expected losses from structured securities. We apply the revised NAIC methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC methodologies on an annual basis. If our insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.

The following table presents total fixed maturity securities by Nationally Recognized Statistical Ratings Organizations (“NRSRO”) rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		March 31, 2014				December 31, 2013
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(In millions)				(In millions)
1	Aaa/Aa/A	$229,760	$15,909	$245,669	69.2%	$230,429	$11,640	$242,069	69.1%
2	Baa	79,012	5,927	84,939	23.9	79,732	4,382	84,114	24.0
	Subtotal investment grade	308,772	21,836	330,608	93.1	310,161	16,022	326,183	93.1
3	Ba	13,795	468	14,263	4.0	13,239	358	13,597	3.9
4	B	8,956	235	9,191	2.6	9,216	162	9,378	2.7
5	Caa and lower	996	(38)	958	0.3	932	23	955	0.3
6	In or near default	23	26	49	—	51	23	74	—
	Subtotal below investment grade	23,770	691	24,461	6.9	23,438	566	24,004	6.9
	Total fixed maturity securities	$332,542	$22,527	$355,069	100.0%	$333,599	$16,588	$350,187	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2014
U.S. corporate	$46,790	$47,092	$9,712	$5,150	$423	$33	$109,200
Foreign corporate	28,852	30,525	2,943	1,811	45	1	64,177
Foreign government	48,248	4,342	635	1,279	203	—	54,707
U.S. Treasury and agency	44,809	—	—	—	—	—	44,809
RMBS	33,973	1,151	915	901	253	10	37,203
CMBS	15,886	46	21	22	17	—	15,992
ABS	13,384	1,192	27	28	17	5	14,653
State and political subdivision	13,727	591	10	—	—	—	14,328
Total fixed maturity securities	$245,669	$84,939	$14,263	$9,191	$958	$49	$355,069
Percentage of total	69.2%	23.9%	4.0%	2.6%	0.3%	—%	100.0%

December 31, 2013
U.S. corporate	$46,038	$45,639	$9,349	$4,998	$415	$30	$106,469
Foreign corporate	27,957	30,477	2,762	1,910	45	1	63,152
Foreign government	47,767	4,481	648	1,363	178	—	54,437
U.S. Treasury and agency	45,123	—	—	—	—	—	45,123
RMBS	31,385	1,657	753	974	248	38	35,055
CMBS	16,393	47	45	14	51	—	16,550
ABS	14,184	1,215	30	119	18	5	15,571
State and political subdivision	13,222	598	10	—	—	—	13,830
Total fixed maturity securities	$242,069	$84,114	$13,597	$9,378	$955	$74	$350,187
Percentage of total	69.1%	24.0%	3.9%	2.7%	0.3%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both March 31, 2014 and December 31, 2013. The tables below present our U.S. and foreign corporate securities holdings at:

	March 31, 2014		December 31, 2013
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$64,177	37.0%	$63,152	37.2%
U.S. corporate fixed maturity securities — by industry:
Consumer	28,515	16.4	27,953	16.5
Industrial	28,060	16.2	27,462	16.2
Finance	20,946	12.1	20,135	11.9
Utility	19,401	11.2	19,066	11.2
Communications	8,362	4.8	8,074	4.8
Other	3,916	2.3	3,779	2.2
Total	$173,377	100.0%	$169,621	100.0%
__________________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
We held $67.8 billion and $67.2 billion of structured securities, at estimated fair value, at March 31, 2014 and December 31, 2013, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	March 31, 2014			December 31, 2013
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$19,548	52.5%	$832	$19,046	54.3%	$705
Pass-through securities	17,655	47.5	324	16,009	45.7	183
Total RMBS	$37,203	100.0%	$1,156	$35,055	100.0%	$888
By risk profile:
Agency	$25,250	67.9%	$953	$23,686	67.6%	$762
Prime	3,099	8.3	82	2,935	8.4	71
Alt-A	5,102	13.7	58	4,986	14.2	(25)
Sub-prime	3,752	10.1	63	3,448	9.8	80
Total RMBS	$37,203	100.0%	$1,156	$35,055	100.0%	$888
Ratings profile:
Rated Aaa/AAA	$26,543	71.3%		$24,764	70.6%
Designated NAIC 1	$33,973	91.3%		$31,385	89.5%
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities — Available-for-Sale — Structured Securities” included in the 2013 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, Alt-A and sub-prime RMBS.

The Company’s Alt-A RMBS portfolio is comprised primarily of fixed rate mortgage loans (94% at both March 31, 2014 and December 31, 2013) which have performed within our expectations, and an insignificant amount of option adjustable rate mortgage loans ($169 million and $34 million, at estimated fair value, or 3% and less than 1%, at March 31, 2014 and December 31, 2013, respectively). These option adjustable rate mortgage loans backing these securities are past the initial period that allowed negative amortization of principal and are now traditional amortizing adjustable rate mortgage loans.
Historically, we have managed our exposure to sub-prime RMBS holdings by acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Since the beginning of 2012, we increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The sub-prime RMBS purchases since 2012 of $2.9 billion and $2.5 billion, at estimated fair value, are performing within our expectations and were in an unrealized gain position of $106 million and $96 million at March 31, 2014 and December 31, 2013, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	March 31, 2014
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$59	$65	$9	$8	$32	$32	$16	$17	$19	$20	$135	$142
2004	1,568	1,589	202	210	67	70	86	88	7	6	1,930	1,963
2005	3,172	3,295	361	384	375	396	95	101	12	16	4,015	4,192
2006	2,229	2,342	179	187	102	105	54	62	57	57	2,621	2,753
2007	757	793	65	69	207	221	197	202	75	72	1,301	1,357
2008 - 2010	—	—	—	—	54	53	1	1	8	8	63	62
2011	572	602	24	24	87	89	—	—	5	4	688	719
2012	440	483	229	227	920	902	—	—	17	17	1,606	1,629
2013	729	737	392	398	1,488	1,472	13	12	—	—	2,622	2,619
2014	40	40	98	100	422	416	—	—	—	—	560	556
Total	$9,566	$9,946	$1,559	$1,607	$3,754	$3,756	$462	$483	$200	$200	$15,541	$15,992
Ratings Distribution		62.2%		10.0%		23.5%		3.0%		1.3%		100.0%

	December 31, 2013
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$65	$71	$15	$15	$28	$28	$28	$29	$15	$15	$151	$158
2004	2,418	2,451	212	221	90	96	64	66	7	6	2,791	2,840
2005	3,294	3,442	363	387	372	393	102	110	29	36	4,160	4,368
2006	2,355	2,466	246	260	145	156	16	21	36	37	2,798	2,940
2007	782	814	65	70	208	220	184	187	75	69	1,314	1,360
2008 - 2010	—	—	—	—	55	52	1	1	8	9	64	62
2011	587	613	25	24	87	87	—	—	5	4	704	728
2012	439	477	271	264	937	892	—	—	17	51	1,664	1,684
2013	719	715	396	384	1,354	1,311	—	—	—	—	2,469	2,410
Total	$10,659	$11,049	$1,593	$1,625	$3,276	$3,235	$395	$414	$192	$227	$16,115	$16,550
Ratings Distribution		66.8%		9.8%		19.5%		2.5%		1.4%		100.0%

The tables above reflect rating agency ratings assigned by NRSROs including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 99.3% and 99.1% of total CMBS at March 31, 2014 and December 31, 2013, respectively.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	March 31, 2014			December 31, 2013
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized debt obligations	$3,479	23.7%	$15	$2,960	19.0%	$(6)
Foreign residential loans	3,229	22.0	86	3,415	21.9	80
Automobile loans	2,170	14.8	14	2,635	16.9	12
Student loans	2,139	14.6	36	2,332	15.0	17
Credit card loans	1,700	11.7	63	2,187	14.1	20
Equipment loans	307	2.1	6	427	2.7	6
Other loans	1,629	11.1	(5)	1,615	10.4	(16)
Total	$14,653	100.0%	$215	$15,571	100.0%	$113
Ratings profile:
Rated Aaa/AAA	$8,729	59.6%		$9,616	61.8%
Designated NAIC 1	$13,384	91.3%		$14,184	91.1%
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities and equity securities AFS for OTTI and evaluation of temporarily impaired AFS securities.
OTTI Losses on Fixed Maturity and Equity Securities AFS Recognized in Earnings
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $11 million and $81 million for the three months ended March 31, 2014 and 2013, respectively. Impairments of fixed maturity securities were $10 million and $60 million and impairments of equity securities were $1 million and $21 million for the three months ended March 31, 2014 and 2013, respectively.
Credit-related impairments of fixed maturity securities were $10 million and $42 million for the three months ended March 31, 2014 and 2013, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $11 million for the three months ended March 31, 2014 as compared to $81 million in the prior period. The most significant decrease was related to impairments on RMBS, reflecting improving economic fundamentals. In addition, intent-to-sell impairments in financial services industry non-redeemable preferred stock and U.S. and foreign corporate securities declined in the current period as compared to the prior period. Combined, these RMBS and financial services industry impairments were $3 million for the three months ended March 31, 2014, as compared to $67 million for the three months ended March 31, 2013.

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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $17.5 billion and $17.4 billion at estimated fair value, or 3.5% and 3.5% of total cash and invested assets, at March 31, 2014 and December 31, 2013, respectively. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned at inception of the loan. We monitor the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary throughout the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for financial information regarding our securities lending program.
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial real estate, agricultural real estate and residential properties. Mortgage loans held-for-investment and related valuation allowances are summarized as follows at:

	March 31, 2014				December 31, 2013
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$40,398	72.2%	259	0.6%	$40,926	73.0%	$258	0.6%
Agricultural	12,284	21.9	42	0.3%	12,391	22.1	44	0.4%
Residential	3,291	5.9	25	0.8%	2,772	4.9	20	0.7%
Total	$55,973	100.0%	326	0.6%	$56,089	100.0%	$322	0.6%

Excluded from the table above are mortgage loans for which the FVO has been elected and mortgage loans held-for-sale. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about these mortgage loans.

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located outside the U.S., calculated as a percent of the total commercial and agricultural mortgage loans held-for-investment as presented above at March 31, 2014. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 20%, 11% and 7%, respectively, of total commercial and agricultural mortgage loans held-for-investment as presented above at March 31, 2014. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 70% of total mortgage loans held-for-investment at both March 31, 2014 and December 31, 2013. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment:

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
Pacific	$8,836	21.9%	$8,961	21.9%
Middle Atlantic	7,277	18.0	7,367	18.0
South Atlantic	6,964	17.2	6,977	17.1
International	6,431	15.9	6,709	16.4
West South Central	3,613	8.9	3,619	8.8
East North Central	2,526	6.3	2,717	6.6
New England	1,404	3.5	1,404	3.4
Mountain	936	2.3	834	2.0
East South Central	395	1.0	471	1.2
West North Central	146	0.4	148	0.4
Multi-Region and Other	1,870	4.6	1,719	4.2
Total recorded investment	40,398	100.0%	40,926	100.0%
Less: valuation allowances	259		258
Carrying value, net of valuation allowances	$40,139		$40,668
Property Type:
Office	$20,641	51.1%	$20,629	50.4%
Retail	8,969	22.2	9,245	22.6
Hotel	4,092	10.1	4,219	10.3
Apartment	3,738	9.3	3,724	9.1
Industrial	2,714	6.7	2,897	7.1
Other	244	0.6	212	0.5
Total recorded investment	40,398	100.0%	40,926	100.0%
Less: valuation allowances	259		258
Carrying value, net of valuation allowances	$40,139		$40,668

Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including reviewing loans that are current, past due, restructured and under foreclosure. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, impaired mortgage loans, as well as loans modified in a troubled debt restructuring. See “— Real Estate and Real Estate Joint Ventures” for real estate acquired through foreclosure.
Commercial and Agricultural Mortgage Loans. We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and property basis.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 55% at both March 31, 2014 and December 31, 2013, and our average debt service coverage ratio was 2.4x at both March 31, 2014 and December 31, 2013. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 45% at both March 31, 2014 and December 31, 2013. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowances” included in the 2013 Annual Report for further information on our mortgage valuation allowance policy.
See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about activity in and balances of the valuation allowance and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the three months ended March 31, 2014 and 2013.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 84% were located in the United States, with the remaining 16% located outside the United States, at March 31, 2014. The three locations with the largest real estate investments were California, Japan and New York at 17%, 14% and 10%, respectively, at March 31, 2014.
Real estate investments by type consisted of the following at:

	March 31, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$8,772	88.4%	$9,312	86.9%
Real estate joint ventures and funds	718	7.2	769	7.2
Subtotal	9,490	95.6	10,081	94.1
Foreclosed (commercial, agricultural and residential)	439	4.4	445	4.2
Real estate held-for-investment	9,929	100.0	10,526	98.3
Real estate held-for-sale	1	—	186	1.7
Total real estate and real estate joint ventures	$9,930	100.0%	$10,712	100.0%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2013 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $11.8 billion and $12.5 billion at March 31, 2014 and December 31, 2013, respectively.
In connection with our investment management business, in the fourth quarter of 2013, we contributed real estate investments with an estimated fair value of $1.4 billion to the MetLife Core Property Fund, our newly formed open ended core real estate fund, in return for the issuance of ownership interests in that fund. As part of the initial closing on December 31, 2013, we redeemed 76% of our interest in this fund as new third party investors were admitted. The MetLife Core Property Fund was consolidated as of December 31, 2013. As a result of our quarterly reassessment in the first quarter of 2014, we no longer consolidate the MetLife Core Property Fund, effective March 31, 2014. See Note 6 of the Notes to Interim Condensed Consolidated Financial Statements for further information.

Other Limited Partnership Interests
The carrying value of other limited partnership interests was $7.8 billion and $7.4 billion at March 31, 2014 and December 31, 2013, respectively, which included $2.2 billion and $1.9 billion of hedge funds, at March 31, 2014 and December 31, 2013, respectively.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	March 31, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$9,130	55.6%	$8,595	53.0%
Tax credit and renewable energy partnerships	2,740	16.7	2,657	16.3
Leveraged leases, net of non-recourse debt	1,877	11.4	1,946	12.0
Funds withheld	657	4.0	649	4.0
Joint venture investments	121	0.7	113	0.7
Other	1,908	11.6	2,269	14.0
Total	$16,433	100.0%	$16,229	100.0%
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $13.9 billion and $14.0 billion, or 2.8% and 2.8% of total cash and invested assets, at March 31, 2014 and December 31, 2013, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $4.3 billion and $3.8 billion at March 31, 2014 and December 31, 2013, respectively, or 0.9% and 0.8% of total cash and invested assets, at March 31, 2014 and December 31, 2013, respectively.
Derivatives
Derivative Risks
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

•
Information about the notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2014 and December 31, 2013.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months ended March 31, 2014 and 2013.
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
Derivatives categorized as Level 3 at March 31, 2014 include: interest rate swaps and interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity options with unobservable correlation inputs. At both March 31, 2014 and December 31, 2013, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Level 3 derivatives had a ($39) million gain (loss) recognized in net income (loss) for the three months ended March 31, 2014. This loss primarily relates to equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread. The unobservable equity variance spread is calculated from a comparison between broker offered variance swap volatility and observable equity option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations. The primary drivers of the loss during the three months ended March 31, 2014 were increases in equity index levels and decreases in equity volatility, which in total accounted for approximately 174% of the loss. Changes in the unobservable inputs accounted for an offsetting reduction in the loss of approximately (74)%.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2013 Annual Report for further information on the estimates and assumptions that affect derivatives.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2014		December 31, 2013
Credit Default Swaps	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$3,627	$(36)	$3,725	$(44)
Written (2)	9,848	139	9,055	165
Total	$13,475	$103	$12,780	$121
__________________

(1)
The notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $285 million and ($6) million, respectively, at March 31, 2014 and $355 million and ($10) million, respectively, at December 31, 2013.

(2)
The notional amount and estimated fair value for written credit default swaps in the trading portfolio were $15 million and $0, respectively, at March 31, 2014 and $10 million and $0, respectively, at December 31, 2013.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended March 31,
	2014			2013
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$9	$(7)	$2	$5	$(14)	$(9)
Written (3), (4)	7	(16)	(9)	46	(14)	32
Total	$16	$(23)	$(7)	$51	$(28)	$23
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $2 million and ($1) million, respectively, for the three months ended March 31, 2014 and $1 million and ($4) million, respectively, for the three months ended March 31, 2013.

(3)	The gross gains and gross (losses) for written credit default swaps in the trading portfolio were insignificant for both the three months ended March 31, 2014 and 2013.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $11 million was due to a combination of credit spreads narrowing less in the current period as compared to the prior period and the average notional amount decreasing in the current period as compared to the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of ($41) million was due to credit spreads narrowing less in the current period as compared to the prior period on certain credit default swaps used as replications, as well as due to the impact of rolling positions to the latest credit default index.

The maximum amount at risk related to our written credit default swaps is equal to the corresponding notional amount. The increase in the notional amount of written credit default swaps is primarily a result of our decision to add to our credit replication holdings within the Company. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by insurance regulators and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we will seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, at times, can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2013 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain unsecured credit facilities and committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements.
Collateral for Securities Lending, Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $120 million at estimated fair value at March 31, 2014. We had no such collateral as of December 31, 2013. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $645 million and $231 million at March 31, 2014 and December 31, 2013, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $691 million and $256 million at March 31, 2014 and December 31, 2013, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.

We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $2.4 billion and $2.3 billion at March 31, 2014 and December 31, 2013, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Other
Additionally, we have the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments; and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. Other than these investment related commitments which are disclosed in Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from these investment related commitments. For further information on these investment related commitments see “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations.”
See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2013 Annual Report.
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
Insurance regulators in many of the non-U.S. countries in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “Business — International Regulation” included in the 2013 Annual Report.
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
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for additional information. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Interest Rate Stress Scenario” included in the 2013 Annual Report and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment follows.

Retail
For the Retail Life & Other business, future policy benefits are comprised mainly of liabilities for traditional life and for universal and variable life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. We have entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For the Retail Annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.
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
Corporate Benefit Funding
Liabilities for this segment are primarily related to payout annuities, including pension closeouts and structured settlement annuities. There is no interest rate crediting flexibility on these liabilities. As a result, a sustained low interest rate environment could negatively impact earnings; however, we mitigate our risks by applying various ALM strategies, including the use of various derivative positions, primarily interest rate floors and interest rate swaps, to mitigate the risks associated with such a scenario.
Latin America
Future policy benefits for this segment are held primarily for immediate annuities in Chile, Argentina and Mexico and traditional life contracts mainly in Brazil and Mexico. There are also reserves held for total return pass-through provisions included in certain universal life and savings products in Mexico. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, and mortality and lapses different than expected. We mitigate our risks by applying various ALM strategies.
Asia
Future policy benefits for this segment are held primarily for traditional life, endowment, annuity and accident & health contracts. They are also held for total return pass-through provisions included in certain universal life and savings products. They include certain liabilities for variable annuity and variable life guarantees of minimum death benefits, and longevity guarantees. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by applying various ALM strategies.

EMEA
Future policy benefits for this segment include unearned premium reserves for group life and credit insurance contracts. Future policy benefits are also held for traditional life, endowment and annuity contracts with significant mortality risk and accident & health contracts. Factors impacting these liabilities include sustained periods of lower yields than rates established at issue, lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by having premiums which are adjustable or cancellable in some cases, and by applying various ALM strategies.
Corporate & Other
Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain run-off LTC and workers’ compensation business written by MICC. Additionally, future policy benefits includes liabilities for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as insurance.
Policyholder Account Balances
PABs are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable surrender charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Interest Rate Stress Scenario” included in the 2013 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for additional information.
Retail
Life & Other PABs are held for retained asset accounts, universal life policies and the fixed account of variable life insurance policies. For Annuities, PABs are held for fixed deferred annuities, the fixed account portion of variable annuities, and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these PABs. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario. Additionally, PABs are held for variable annuity guaranteed minimum living benefits that are accounted for as embedded derivatives.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	March 31, 2014
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other
Greater than 0% but less than 2%	$115	$115
Equal to 2% but less than 4%	$11,550	$4,838
Equal to or greater than 4%	$10,793	$6,400
Annuities
Greater than 0% but less than 2%	$3,325	$2,414
Equal to 2% but less than 4%	$33,200	$26,804
Equal to or greater than 4%	$2,649	$2,594
__________________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At March 31, 2014, excess interest reserves were $130 million and $363 million for Life & Other and Annuities, respectively.

Group, Voluntary & Worksite Benefits
PABs in this segment are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies and specialized life insurance products for benefit programs. PABs are credited interest at a rate we determine, which are influenced by current market rates. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these PABs. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	March 31, 2014
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$5,044	$5,044
Equal to 2% but less than 4%	$2,250	$2,232
Equal to or greater than 4%	$631	$604
__________________

(1)	These amounts are not adjusted for policy loans.
Corporate Benefit Funding
PABs in this segment are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly the (1-month or 3-month) London InterBank Offered Rate (LIBOR). We are exposed to interest rate risks, as well as foreign currency exchange rate risk when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
Latin America
PABs in this segment are held largely for investment type products and universal life products in Mexico, and deferred annuities in Brazil. Some of the deferred annuities in Brazil are unit-linked-type funds that do not meet the GAAP definition of separate accounts. The rest of the deferred annuities have minimum credited rate guarantees, and these liabilities and the universal life liabilities are generally impacted by sustained periods of low interest rates. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.
Asia
PABs in this segment are held largely for fixed income retirement and savings plans, fixed deferred annuities, interest sensitive whole life products, universal life and, to a lesser degree, liability amounts for unit-linked-type funds that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Asia that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Asia are accounted for as embedded derivatives and recorded at estimated fair value and are also included within PABs. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. We mitigate our risks by applying various ALM strategies and with reinsurance. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	March 31, 2014
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities
Greater than 0% but less than 2%	$26,257	$1,887
Equal to 2% but less than 4%	$1,052	$385
Equal to or greater than 4%	$2	$2
Life & Other
Greater than 0% but less than 2%	$6,044	$5,614
Equal to 2% but less than 4%	$17,051	$8,715
Equal to or greater than 4%	$262	$—
__________________

(1)
Excludes negative VOBA liabilities of $2.0 billion at March 31, 2014, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities in the ALICO acquisition. These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

(2)	These amounts are not adjusted for policy loans.
EMEA
PABs in this segment are held mostly for universal life, deferred annuity, pension products, and unit-linked-type funds that do not meet the GAAP definition of separate accounts. They are also held for endowment products without significant mortality risk. Where there are interest rate guarantees, these liabilities are generally impacted by sustained periods of low interest rates. We mitigate our risks by applying various ALM strategies. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.
Corporate & Other
PABs in Corporate & Other are held for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as embedded derivatives.
Variable Annuity Guarantees
We issue, directly and through assumed reinsurance, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for additional information.
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include guaranteed minimum death benefits (“GMDBs”), the life-contingent portion of certain guaranteed minimum withdrawal benefits (“GMWBs”), and the portion of guaranteed minimum income benefit (“GMIBs”) that requires annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in PABs. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Americas
GMDB	$537	$495	$—	$—
GMIB	1,727	1,608	(1,801)	(1,904)
GMAB	—	—	1	2
GMWB	71	62	(391)	(441)
Asia
GMDB	35	33	—	—
GMAB	—	—	4	3
GMWB	209	204	126	129
EMEA
GMDB	(5)	6	—	—
GMAB	—	—	11	11
GMWB	31	19	(104)	(102)
Corporate & Other
GMDB	7	11	—	—
GMAB	—	—	91	83
GMWB	98	109	1,311	1,179
Total	$2,710	$2,547	$(752)	$(1,040)
The carrying amounts for guarantees included in PABs above include nonperformance risk adjustments of $309 million and $267 million at March 31, 2014 and December 31, 2013, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at March 31, 2014:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$106,165	$15,298
Annual step-up	32,096	—
Roll-up and step-up combination	39,816	—
Total	$178,077	$15,298
__________________

(1)	Total contract account value excludes $2.3 billion for contracts with no GMDBs and approximately $11.9 billion of total contract account value in the EMEA and Asia segments.
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
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total contract account values at March 31, 2014:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
GMIB	$99,353	$—
GMWB - non-life contingent	7,141	3,792
GMWB - life-contingent	20,415	9,665
GMAB	332	1,841
	$127,241	$15,298
__________________

(1)	Total contract account value excludes $53.1 billion for contracts with no living benefit guarantees and approximately $9.2 billion of total contract account value in the EMEA and Asia segments.
In terms of total contract account value, GMIBs are our most significant living benefit guarantee. Our primary risk management strategy for our GMIB products is our derivatives hedging program as discussed below. Additionally, we have engaged in certain reinsurance agreements covering some of our GMIB business. As part of our overall risk management approach for living benefit guarantees, we continually monitor the reinsurance markets for the right opportunity to purchase additional coverage for our GMIB business.
The table below presents our GMIBs, by their guaranteed payout basis, at March 31, 2014:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$37,236
7-year setback, 1.5% interest rate	6,167
10-year setback, 1.5% interest rate	20,276
10-year mortality projection, 10-year setback, 1.0% interest rate	31,134
10-year mortality projection, 10-year setback, 0.5% interest rate	4,540
$99,353

The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.
Additionally, 31% of the $99.4 billion of GMIB total contract account value has been invested in managed volatility funds as of March 31, 2014. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIB are required to invest in these funds.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of March 31, 2014, only 9% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of seven years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at March 31, 2014:

	In-the- Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30% +	$811	0.8%
	20% to 30%	665	0.7%
	10% to 20%	1,467	1.5%
	0% to 10%	3,512	3.5%
		6,455
Out-of-the-money	-10% to 0%	7,270	7.3%
	-20% to -10%	12,496	12.6%
	-20% +	73,132	73.6%
		92,898
Total GMIBs		$99,353
Derivatives Hedging Variable Annuity Guarantees
In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various over-the-counter (“OTC”) and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	March 31, 2014			December 31, 2013
Primary Underlying Risk Exposure		Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$25,474	$1,285	$637	$25,474	$1,108	$669
	Interest rate futures	5,693	2	5	5,888	9	9
	Interest rate options	22,440	196	212	17,690	131	236
Foreign currency exchange rate	Foreign currency forwards	2,342	1	29	2,324	1	171
	Foreign currency futures	413	1	1	365	1	1
Equity market	Equity futures	5,585	3	72	5,144	1	43
	Equity options	29,764	1,364	1,151	35,445	1,344	1,068
	Variance swaps	21,919	199	646	21,636	174	577
	Total rate of return swaps	3,633	2	81	3,802	—	179
	Total	$117,263	$3,053	$2,834	$117,768	$2,769	$2,953
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $14.9 billion and $15.8 billion at March 31, 2014 and December 31, 2013, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $231.9 billion and $240.9 billion at March 31, 2014 and December 31, 2013, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, in regulatory custodial accounts or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
Capital Management
We have established several senior management committees as part of our capital management process. These committees, including the Capital Management Committee and the Enterprise Risk Committee (“ERC”), regularly review actual and projected capital levels (under a variety of scenarios including stress scenarios) and our capital plan in accordance with our capital policy. The Capital Management Committee is comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, Treasurer and Chief Risk Officer (“CRO”). The ERC is also comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, CRO and Chief Investment Officer.

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
See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included elsewhere herein and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for information regarding restrictions on payment of dividends and stock repurchases.
The Company
Liquidity
Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.
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

	Three Months Ended March 31,
	2014	2013
	(In millions)
Sources:
Operating activities, net	$2,484	$2,733
Investing activities, net	2,164	—
Changes in policyholder account balances, net	—	1,336
Changes in payables for collateral under securities loaned and other transactions, net	2,058	528
Changes in bank deposits, net	—	8
Total sources	6,706	4,605
Uses:
Investing activities, net	—	9,719
Changes in policyholder account balances, net	3,624	—
Short-term debt repayments, net	75	—
Long-term debt repaid	1,460	240
Dividends on preferred stock	30	30
Dividends on common stock	311	203
Other, net	217	75
Effect of change in foreign currency exchange rates on cash and cash equivalents	1	93
Total uses	5,718	10,360
Net increase (decrease) in cash and cash equivalents	$988	$(5,755)

Cash Flows from Operations
The principal cash inflows from our insurance activities come from insurance premiums, annuity considerations and deposit funds. The principal cash outflows relate to the liabilities associated with various life insurance, property & casualty, annuity and pension products, operating expenses and income tax, as well as interest on debt obligations. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.
Cash Flows from Investments
The principal cash inflows from our investment activities come from repayments of principal on investments, proceeds from maturities of investments, sales of investments, settlements of freestanding derivatives and net investment income. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. Additional cash outflows include those related to our securities lending activities and purchases of businesses. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
Financing Cash Flows
The principal cash inflows from our financing activities come from issuances of debt, issuances of MetLife, Inc.’s securities, and deposits of funds associated with PABs. The principal cash outflows come from repayments of debt, payments of dividends on MetLife, Inc.’s securities and withdrawals associated with PABs. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contractholder and policyholder withdrawal.
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
Common Stock
During the three months ended March 31, 2014 and 2013, MetLife, Inc. issued 2,770,092 and 2,532,148 new shares of its common stock for $95 million and $72 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “— Credit and Committed Facilities”). MetLife Funding, a subsidiary of MLIC, serves as our centralized finance unit. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to MetLife, Inc., MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper programs fluctuate in line with changes to affiliates’ financing arrangements.

Federal Home Loan Bank Funding Agreements, Reported in PABs
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the three months ended March 31, 2014 and 2013, we issued $2.3 billion and $4.0 billion, respectively, and repaid $2.1 billion and $3.9 billion, respectively, under funding agreements with certain regional FHLBs. At March 31, 2014 and December 31, 2013, total obligations outstanding under these funding agreements were $15.2 billion and $15.0 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Special Purpose Entity Funding Agreements, Reported in PABs
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the three months ended March 31, 2014 and 2013, we issued $8.8 billion and $9.9 billion, respectively, and repaid $11.7 billion and $7.1 billion, respectively, under such funding agreements. At March 31, 2014 and December 31, 2013, total obligations outstanding under these funding agreements were $28.5 billion and $31.2 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in PABs
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. There were no issuances or repayments under such funding agreements during the three months ended March 31, 2014 and 2013. At both March 31, 2014 and December 31, 2013, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Debt Issuances and Other Borrowings
In April 2014, MetLife, Inc. issued $1.0 billion of senior notes due in 2024 which bear interest at a fixed rate of 3.60%, payable semi-annually.
Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts
In October 2014, MetLife, Inc. plans to remarket $1.0 billion of senior debt securities underlying common equity units issued in November 2010, in connection with the acquisition of ALICO. MetLife, Inc. will not receive any proceeds from the remarketing. Common equity unit holders will use the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts will provide proceeds to MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.’s common stock. MetLife, Inc. will deliver between 22.8 million and 28.5 million shares of its newly issued common stock to settle the stock purchase contracts. See Notes 12 and 15 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for additional information.
Credit and Committed Facilities
 We maintain unsecured credit facilities and committed facilities, which aggregated $4.0 billion and $12.4 billion, respectively, at March 31, 2014. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2014, we had outstanding $213 million in letters of credit and no drawdowns against these facilities. Remaining availability was $3.8 billion at March 31, 2014.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At March 31, 2014, $6.8 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding against these facilities. Remaining availability was $2.8 billion at March 31, 2014.

See Note 12 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information about these facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	March 31, 2014	December 31, 2013
	(In millions)
Short-term debt	$100	$175
Long-term debt (1)	$15,797	$17,198
Collateral financing arrangements	$4,196	$4,196
Junior subordinated debt securities	$3,193	$3,193
__________________

(1)
Excludes $996 million and $1.5 billion at March 31, 2014 and December 31, 2013, respectively, of long-term debt relating to CSEs — FVO (see Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements).

Dispositions
Cash proceeds from dispositions during the three months ended March 31, 2014 and 2013 were $0 and $373 million, respectively. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the pending disposition of MAL. During the three months ended March 31, 2013, the sale of MetLife Bank’s depository business resulted in cash outflows of $6.4 billion as a result of the buyer’s assumption of the bank deposits liability in exchange for our cash payment. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for information regarding the sale of MetLife Bank’s depository business.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” the following additional information is provided regarding our primary uses of liquidity and capital:
Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for preferred stock was as follows for the three months ended March 31, 2014 and 2013:

	Record Date	Payment Date	Dividend
Declaration Date			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
March 5, 2014	February 28, 2014	March 17, 2014	$0.250	$6	$0.406	$24

March 5, 2013	February 28, 2013	March 15, 2013	$0.250	$6	$0.406	$24
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B.
Common Stock Dividends
The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for common stock dividends paid during the three months ended March 31, 2014 and 2013:

	Record Date	Payment Date	Dividend
Declaration Date			Per Share	Aggregate
			(In millions, except per share data)
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	$311

January 4, 2013	February 6, 2013	March 13, 2013	$0.185	$203

The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s other insurance subsidiaries and other factors deemed relevant by the Board. On April 22, 2014, MetLife, Inc.’s Board of Directors declared a second quarter 2014 common stock dividend of $0.35 per share, an increase from the prior quarterly common stock dividend of $0.275 per share, payable on June 13, 2014 to shareholders of record as of May 9, 2014. The Company estimates the aggregate dividend payment to be $396 million.
Dividend Restrictions
The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve Board, if, in the future, MetLife, Inc. is designated as a non-bank systemically important financial institution (“non-bank SIFI”). See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” in the 2013 Annual Report. In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “Business — International Regulation — Global Systemically Important Insurers” in the 2013 Annual Report. The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included elsewhere herein and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Debt Repayments
In February 2014, MetLife, Inc. repaid at maturity its $1.0 billion senior notes.
In May 2014, MetLife, Inc. redeemed $200 million aggregate principal amount of MetLife, Inc.’s 5.875% senior notes due 2033 at par.
Debt and Facility Covenants
Certain of our debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at March 31, 2014.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2014 and 2013, general account surrenders and withdrawals from annuity products were $1.2 billion and $1.0 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $2.2 billion at March 31, 2014 of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $135 million were subject to a notice period of 90 days. The remaining liabilities are subject to a notice period of five months or greater.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2014 and December 31, 2013, we were obligated to return cash collateral under our control of $2.6 billion and $2.0 billion, respectively. At both March 31, 2014 and December 31, 2013, we had pledged cash collateral of $3 million, for OTC bilateral derivative contracts between two counterparties (“OTC-bilateral”) in a net liability position. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would require $22 million of additional collateral be provided to our counterparties as of March 31, 2014. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions. In addition, we have pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $29.7 billion and $28.3 billion at March 31, 2014 and December 31, 2013, respectively. Of these amounts, $4.9 billion and $6.0 billion at March 31, 2014 and December 31, 2013, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2014 was $4.7 billion, of which $4.4 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See “— Investments — Securities Lending” for further information.
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
Acquisitions
During each of the three months ended March 31, 2014 and 2013, there were no cash outflows for acquisitions.
Contractual Obligations
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2013 Annual Report for additional information on the Company’s contractual obligations.

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
Liquid Assets
At March 31, 2014 and December 31, 2013, MetLife, Inc. and other MetLife holding companies had $4.7 billion and $5.9 billion, respectively, in liquid assets. Of these amounts, $4.2 billion and $5.5 billion were held by MetLife, Inc. and $513 million and $453 million were held by other MetLife holding companies, at March 31, 2014 and December 31, 2013, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; and (iii) investments pledged in support of derivatives.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations determined to be available after application of local insurance regulatory requirements, as discussed in “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have been reinvested indefinitely in such non-U.S. operations, as described in Note 19 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report. Under current tax laws, should we repatriate such earnings, we may be subject to additional U.S. income taxes and foreign withholding taxes.
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
Potential Restrictions and Limitations on Non-Bank SIFI and Global Systemically Important Insurers
MetLife Bank has terminated its Federal Deposit Insurance Corporation insurance and MetLife, Inc. de-registered as a bank holding company. As a result, MetLife, Inc. is no longer subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the Financial Stability Oversight Council as a non-bank SIFI, it could once again be subject to regulation by the Federal Reserve Board and enhanced supervision and prudential standards. In addition, if MetLife, Inc. is designated as a non-bank SIFI or if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any such additional capital requirements that might be imposed. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “Business — International Regulation — Global Systemically Important Insurers” in the 2013 Annual Report.

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
The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2014
Company	Permitted w/o Approval (1)
(In millions)
Metropolitan Life Insurance Company	$1,163
American Life Insurance Company	$—
MetLife Insurance Company of Connecticut	$1,061
Metropolitan Property and Casualty Insurance Company	$218
Metropolitan Tower Life Insurance Company	$73
MetLife Investors Insurance Company	$99
Delaware American Life Insurance Company	$16
__________________

(1)
Reflects dividend amounts that may be paid during 2014 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2014, some or all of such dividends may require regulatory approval. No available amounts were paid by the above subsidiaries to MetLife, Inc. during the three months ended March 31, 2014.

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
In 2013, MetLife, Inc. announced its plans for the Mergers. As a result, the aggregate amount of dividends permitted to be paid without insurance regulatory approval may be impacted. See “— Executive Summary.” for further information on the Mergers.

We actively manage target and excess capital levels and dividend flows on a proactive basis and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. We cannot provide assurance that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends, and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” included in the 2013 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both March 31, 2014 and December 31, 2013.
Credit and Committed Facilities
At March 31, 2014, MetLife, Inc., along with MetLife Funding, maintained $4.0 billion in unsecured credit facilities, the proceeds of which are available for general corporate purposes, to support our commercial paper programs and for the issuance of letters of credit. At March 31, 2014, MetLife, Inc. had outstanding $213 million in letters of credit and no drawdowns against these facilities. Remaining availability was $3.8 billion at March 31, 2014. See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities.”
MetLife, Inc. maintains committed facilities with a capacity of $300 million. At March 31, 2014, MetLife, Inc. had outstanding $300 million in letters of credit and no drawdowns against these facilities. There was no remaining availability at March 31, 2014. In addition, MetLife, Inc. is a party to committed facilities of certain of its subsidiaries, which aggregated $12.1 billion at March 31, 2014. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See Note 12 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further discussion of these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2014	December 31, 2013
	(In millions)
Long-term debt — unaffiliated	$14,946	$15,938
Long-term debt — affiliated	$3,600	$3,600
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748

Dispositions
During each of the three months ended March 31, 2014 and 2013, there were no cash proceeds from dispositions.

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
Affiliated Capital Transactions
During the three months ended March 31, 2014 and 2013, MetLife, Inc. invested an aggregate of $9 million and $381 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $2.4 billion and $2.3 billion at March 31, 2014 and December 31, 2013, respectively.
In February 2014, MetLife, Inc.issued a $150 million short-term note to American Life. The short-term note bears interest at six-month LIBOR + 0.875% and matures in July 2014.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at March 31, 2014.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.
Acquisitions
During each of the three months ended March 31, 2014 and 2013, there were no cash outflows for acquisitions.
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
The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

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
Subsequent Events
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have developed an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) within our GRM, ALM Unit, Treasury Department and Investments Department. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. The ERC is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired targets, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary insurance company level that manage capital and risk positions, approve ALM strategies and establish corporate business standards, report to the ERC.
Global Risk Management
Independent from the lines of business, the centralized GRM, led by the CRO collaborates and coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated and reported across the Company. The CRO reports to the CEO and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
GRM considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. GRM’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines our enterprise approach for managing risk;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic basis;

•	recommending capital allocations on an economic capital basis; and

•
reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MLIC’s Board of Directors, which assists MetLife, Inc.’s Board of Directors in overseeing certain investment activities of the enterprise; and (iii) the financial and non-financial senior management committees on various aspects of risk.

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, GRM, the Portfolio Management Unit, and the senior members of the business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, our ALM Steering Committee oversees the activities of the underlying ALM Committees. The ALM Steering Committee reports to the ERC.
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

Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, PABs related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” included in the 2013 Annual Report.
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through our investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. Selectively, we use U.S. dollar assets to support certain long duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the British pound, the Australian dollar, the Mexican peso, Chilean peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” included in the 2013 Annual Report.
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits and certain PABs. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
Management of Market Risk Exposures
We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.
Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The Department of Financial Services regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities and any non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.

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
Foreign Currency Exchange Rate Risk Management
We assume foreign currency exchange rate risk primarily in three ways: investments in foreign subsidiaries, purchases of foreign currency denominated investments and the sale of certain insurance products.

•
The Foreign Exchange Committee, in coordination with the Treasury Department, is responsible for managing our exposure to investments in foreign subsidiaries. Limits to exposures are established by the Treasury Department and monitored by GRM. The Investments Department manages exposure.

•
The Investments Department is responsible for managing the exposure to foreign currency denominated investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by the Board of Directors and are reported to the Board of Directors on a periodic basis.

•
Management of each of the Company’s segments, with oversight from the Foreign Exchange Committee, is responsible for establishing limits and managing any foreign currency exchange rate exposure caused by the sale or issuance of insurance products.

We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and financial statement volatility associated with our investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.
Equity Market Risk Management
Equity market risk exposure through the issuance of variable annuities is managed by our ALM Unit in partnership with the Investments Department. Equity market risk is also realized through our investment in equity securities and is managed by our Investments Department. We use derivatives to mitigate our equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. We also employ reinsurance to manage these exposures.
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and statutory capital. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•
Risks Related to Living Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with variable annuity living guarantee benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at March 31, 2014. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at March 31, 2014:

March 31, 2014
(In millions)
Non-trading:
Interest rate risk	$6,600
Foreign currency exchange rate risk	$6,895
Equity market risk	$89
Trading:
Interest rate risk	$5
Foreign currency exchange rate risk	$—

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments at March 31, 2014 by type of asset or liability:

	March 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$355,069	$(6,442)
Equity securities		$3,693	—
Fair value option and trading securities:
Actively Traded Securities		$628	(10)
Fair value option general account securities		$655	—
Total fair value option and trading securities		$1,283	(10)
Mortgage loans		$58,104	(374)
Policy loans		$13,335	(119)
Short-term investments		$13,908	(3)
Other invested assets		$941	—
Cash and cash equivalents		$8,573	—
Accrued investment income		$4,446	—
Premiums, reinsurance and other receivables		$4,066	(158)
Other assets		$292	(5)
Net embedded derivatives within asset host contracts (2)		$301	(22)
Total assets			$(7,133)
Liabilities (3)
Policyholder account balances		$133,980	$595
Payables for collateral under securities loaned and other transactions		$32,469	—
Short-term debt		$100	—
Long-term debt		$17,610	346
Collateral financing arrangements		$3,993	—
Junior subordinated debt securities		$3,890	125
Other liabilities:
Trading liabilities		$201	5
Other		$4,855	125
Net embedded derivatives within liability host contracts (2)		$(673)	500
Total liabilities			$1,696
Derivative Instruments
Interest rate swaps	$111,998	$3,499	$(896)
Interest rate floors	$66,943	$140	(21)
Interest rate caps	$34,460	$126	37
Interest rate futures	$5,778	$(3)	(13)
Interest rate options	$28,036	$137	(161)
Interest rate forwards	$735	$38	(22)
Synthetic GICs	$4,405	$—	—
Foreign currency swaps	$23,873	$(546)	(13)
Foreign currency forwards	$18,431	$21	(11)
Currency futures	$1,340	$—	—
Currency options	$14,362	$246	(9)
Credit default swaps	$13,475	$103	—
Equity futures	$5,598	$(69)	—
Equity options	$31,467	$219	(62)
Variance swaps	$21,919	$(447)	3
Total rate of return swaps	$3,633	$(79)	—
Total derivative instruments			$(1,168)
Net Change			$(6,605)
__________________

(1)
Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans, fair value option and trading securities and long-term debt exclude $1.1 billion, $19 million and $996 million, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $205.3 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk decreased by $183 million, or 3%, to $6.6 billion at March 31, 2014 from $6.8 billion at December 31, 2013. This change was primarily due to a decrease in interest rates across the swap and U.S. Treasury curves of $201 million. This was offset by the use of derivatives of $24 million.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at March 31, 2014 by type of asset or liability:

	March 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$355,069	$(8,710)
Equity securities		$3,693	(107)
Fair value option and trading securities:
Actively Traded Securities		$628	—
Fair value option general account securities		$655	(72)
Total fair value option and trading securities		$1,283	(72)
Mortgage loans		$58,104	(622)
Policy loans		$13,335	(168)
Short-term investments		$13,908	(228)
Other invested assets		$941	(95)
Cash and cash equivalents		$8,573	(259)
Accrued investment income		$4,446	(129)
Premiums, reinsurance and other receivables		$4,066	(76)
Other assets		$292	(6)
Net embedded derivatives within asset host contracts (2)		$301	(12)
Total assets			$(10,484)
Liabilities (3)
Policyholder account balances		$133,980	$2,650
Payables for collateral under securities loaned and other transactions		$32,469	117
Long-term debt		$17,610	141
Other liabilities		$5,056	15
Net embedded derivatives within liability host contracts (2)		$(673)	144
Total liabilities			$3,067
Derivative Instruments
Interest rate swaps	$111,998	$3,499	$(37)
Interest rate floors	$66,943	$140	—
Interest rate caps	$34,460	$126	—
Interest rate futures	$5,778	$(3)	—
Interest rate options	$28,036	$137	(10)
Interest rate forwards	$735	$38	—
Synthetic GICs	$4,405	$—	—
Foreign currency swaps	$23,873	$(546)	670
Foreign currency forwards	$18,431	$21	(305)
Currency futures	$1,340	$—	(113)
Currency options	$14,362	$246	338
Credit default swaps	$13,475	$103	—
Equity futures	$5,598	$(69)	(1)
Equity options	$31,467	$219	(21)
Variance swaps	$21,919	$(447)	1
Total rate of return swaps	$3,633	$(79)	—
Total derivative instruments			$522
Net Change			$(6,895)
__________________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans, fair value option and trading securities and long-term debt exclude $1.1 billion, $19 million and $996 million, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $205.3 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in foreign currency exchange rates.

Foreign currency exchange rate risk increased by $328 million, or 5%, to $6.9 billion at March 31, 2014 from $6.6 billion at December 31, 2013. This change was primarily due to an increase in exposure in fixed maturity securities of $120 million and the use of derivatives of $140 million.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at March 31, 2014 by type of asset or liability:

	March 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$3,693	$369
Net embedded derivatives within asset host contracts (2)		$301	(18)
Total assets			$351
Liabilities
Policyholder account balances		$133,980	$—
Net embedded derivatives within liability host contracts (2)		$(673)	663
Total liabilities			$663
Derivative Instruments
Interest rate swaps	$111,998	$3,499	$—
Interest rate floors	$66,943	$140	—
Interest rate caps	$34,460	$126	—
Interest rate futures	$5,778	$(3)	—
Interest rate options	$28,036	$137	—
Interest rate forwards	$735	$38	—
Synthetic GICs	$4,405	$—	—
Foreign currency swaps	$23,873	$(546)	—
Foreign currency forwards	$18,431	$21	—
Currency futures	$1,340	$—	—
Currency options	$14,362	$246	—
Credit default swaps	$13,475	$103	—
Equity futures	$5,598	$(69)	(474)
Equity options	$31,467	$219	(268)
Variance swaps	$21,919	$(447)	11
Total rate of return swaps	$3,633	$(79)	(372)
Total derivative instruments			$(1,103)
Net Change			$(89)
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
Equity price risk decreased by $6 million to $89 million at March 31, 2014 from $95 million at December 31, 2013. This decrease was primarily due to a change in equity securities, offset by the use of derivatives.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); and (ii) Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2013 Annual Report, MLIC received approximately 5,898 asbestos-related claims in 2013. During the three months ended March 31, 2014 and 2013, MLIC received approximately 1,366 and 1,435 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2014.
Regulatory Matters
New York Licensing Inquiry
The Company has entered into a consent order with the New York State Department of Financial Services (the “Department of Financial Services”) to resolve its inquiry into whether American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) conducted business in New York without a license and whether representatives acting on behalf of these companies solicited, sold or negotiated insurance products in New York without a license. The Company has entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. Pursuant to these agreements, in the first quarter of 2014, the Company paid $50 million to the Department of Financial Services and $10 million to the District Attorney, New York County. The Department of Financial Services consent order allows the Company, through an authorized insurer, to continue activities in New York related to its global employee benefits business through June 30, 2015. The Company is seeking legislation to allow for such activities beyond that date. The Company is continuing to cooperate with the New York State Office of the Attorney General Taxpayer Protection Bureau as to its inquiry concerning American Life’s and DelAm’s New York State tax filings.
Total Control Accounts Litigation
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
This putative class action lawsuit alleges that MLIC’s use of a retained asset account, known as a Total Control Account, as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the putative class.

Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied MLIC’s motion to dismiss the complaint. The trial has been scheduled for September 2014.
C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013) and Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.)
Plaintiffs filed these lawsuits against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). In the C-Mart case, the court granted plaintiff’s motion to certify a class of approximately 36,000 persons in Missouri who, during the period of August 7, 2012 through September 6, 2012, were allegedly sent an unsolicited fax in violation of the TCPA. Trial is set for August 2014. In the Cadenasso case, which has been transferred to Florida and assigned to the same judge as the C-Mart case, plaintiff seeks certification of a nationwide class of persons (except for those in the C-Mart class) who were allegedly sent millions of unsolicited faxes in violation of the TCPA. Trial has also been set in Cadenasso for August 2014. In both cases, plaintiffs seek an award of statutory damages under the TCPA in the amount of $500 for each violation and to have such damages trebled.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2013 Annual Report, which are incorporated herein by reference.
Regulatory and Legal Risks
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as Such a Financial Institution and as an Investor in Other Such Financial Institutions, as well as Our Investors
Under provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the United States. If the FDIC were appointed as the receiver for such a company, liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank systemically important financial institutions (“non-bank SIFIs”) and bank holding companies and other financial companies with assets of $50 billion or more, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant, such as MetLife, Inc. See “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI — Orderly Liquidation Authority” included in the 2013 Annual Report.
Capital-Related Risks
Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish
The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. There is no requirement or assurance that we will declare and pay any dividends. In addition, payment of dividends on our common stock and our ability to repurchase our common stock have been subject to restrictions arising from our regulation as a bank holding company and may again be subject to restrictions arising from the Board of Governors of the Federal Reserve System and Federal Reserve Bank of New York (collectively, the “Federal Reserve”) regulation if we are designated as a non-bank SIFI. The capital requirements that will apply to non-bank SIFIs are unclear. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2013 Annual Report. In addition, our ability to pay dividends on our common stock and repurchase our common stock is subject to restrictions arising from the terms of our preferred stock, junior subordinated debentures and trust securities, so called “dividend stopper” provisions, in situations where we may be experiencing financial stress. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife’s Fixed-to-Floating Exchangeable Surplus Trust Securities, which are exchangeable for junior subordinated debentures, and which contain terms with the same substantive effects in this discussion as the terms of MetLife, Inc.’s junior subordinated debentures. In addition, our ability to pay dividends on our preferred stock and interest on our junior subordinated debentures are also restricted by the terms of those securities.

Regulatory Restrictions
The Federal Reserve is required under Dodd-Frank to adopt enhanced prudential standards, including heightened capital requirements and stress testing requirements, for non-bank SIFIs. However, it has not yet done so, but it has indicated that it intends to apply enhanced prudential standards to non-bank SIFIs by rule or order. If MetLife, Inc. is designated a non-bank SIFI, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. It is possible that these requirements, or any others adopted, could restrict our ability to pay dividends and repurchase our common stock if we were designated a non-bank SIFI. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. See “Risk Factors — Capital-Related Risks — As A Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” included in the 2013 Annual Report.
“Dividend Stopper” Provisions in Our Preferred Stock and Junior Subordinated Debentures
Certain terms of our preferred stock and our junior subordinated debentures may prevent us from purchasing our common stock or paying dividends on our common stock in certain circumstances. Moreover, MetLife, Inc. is a party to certain replacement capital covenants which limit its ability to eliminate these restrictions through the repayment, redemption or purchase of preferred stock or junior subordinated debentures by requiring MetLife, subject to certain limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any repayment, redemption or purchase. See Note 14 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for a description of such covenants in effect with respect to junior subordinated debentures and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for a description of such restrictions with respect to the preferred stock.
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
Trigger Events for the Restrictions on the Payment of Dividends on Our Preferred Stock and Restrictions on the Payment of Interest on Our Junior Subordinated Debentures
In addition, the preferred stock and the junior subordinated debentures contain provisions that would automatically suspend the payment of preferred stock dividends and junior subordinated debenture interest payments if MetLife, Inc. fails to meet certain tests (“Trigger Events”) at specified times, although in such cases MetLife would be permitted to make the payments if it were able to utilize the “Alternative Payment Mechanism” described below. As a result of the suspension of these payments, the “dividend stopper” provisions would come into effect. A “Trigger Event” would occur if the RBC ratio of MetLife’s largest U.S. insurance subsidiaries in the aggregate (as defined in the applicable instrument) were to be less than 175% of the company action level based on the subsidiaries’ prior year annual financial statements filed (generally around March 1) with state insurance commissioners. A “Trigger Event” would also occur if, at the end of a quarter, consolidated GAAP net income for the four-quarter period ending two quarters before such quarter-end is zero or less and adjusted shareholders’ equity (as defined in the applicable instrument), as of such quarter-end and the end of the quarter two quarters before such quarter-end, declined by 10% or more from its level 10 quarters before such quarter-end. The Trigger Event would continue until there is no longer a Trigger Event at the specified time, and adjusted shareholders’ equity is no longer 10% or more below its level at the beginning of each measurement period described above that is associated with a “Trigger Event.”
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
Dividends on Our Preferred Stock Are Subject to Declaration by Our Board of Directors
In addition to the provisions described above that prevent us from declaring and paying dividends on our preferred stock, dividends on our preferred stock are subject to declaration each quarter by our Board of Directors. If our Board of Directors does not declare dividends on the preferred stock for any quarterly dividend period, the “dividend stopper” provisions in our preferred stock would prevent us from repurchasing or paying dividends on our common stock for that period.

Optional Deferral of Interest on the Junior Subordinated Debentures
The junior subordinated debentures provide that MetLife may, at its option and provided that certain conditions are met, defer payment of interest without giving rise to an event of default for periods of up to 10 years (although after five years MetLife, Inc. would be obligated to use commercially reasonable efforts to sell equity securities to raise proceeds to pay the interest), with no limitation on the number of deferral periods that MetLife, Inc. may begin so long as all accrued and unpaid interest is paid with respect to prior deferral periods. If MetLife, Inc. were to elect to defer payments of interest, the “dividend stopper” provisions in the junior subordinated debentures would thus prevent MetLife, Inc. from repurchasing or paying dividends on its common stock or other capital stock (including the preferred stock) during the period of deferral, subject to exceptions.
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for additional information about these restrictions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2014 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2014	—	$—	—	$1,260,735,127
February 1 — February 28, 2014	2,221	$51.03	—	$1,260,735,127
March 1 — March 31, 2014	4,224	$53.42	—	$1,260,735,127
__________________

(1)
During the periods February 1 through February 28, 2014 and March 1 through March 31, 2014, separate account and other affiliates of MetLife, Inc. purchased 2,221 shares and 4,224 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)
At March 31, 2014, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $261 million remained outstanding at March 31, 2014. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Any future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included elsewhere herein and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.

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
4.1
Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.  MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1	Settlement Agreement and General Release, dated April 2, 2014, between MetLife Group, Inc. and Beth Hirschhorn.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Peter M. Carlson
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 7, 2014

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
4.1
Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.  MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1	Settlement Agreement and General Release, dated April 2, 2014, between MetLife Group, Inc. and Beth Hirschhorn.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E - 1