Form 10-Q
period 2014-06-30
METLIFE INC
filed 2014-08-08
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
At July 31, 2014, 1,124,725,085 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2014 (Unaudited) and December 31, 2013 and for the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	8
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	9
	Note 2 — Segment Information	11
	Note 3 — Disposition	19
	Note 4 — Insurance	19
	Note 5 — Closed Block	21
	Note 6 — Investments	23
	Note 7 — Derivatives	38
	Note 8 — Fair Value	53
	Note 9 — Long-term Debt	84
	Note 10 — Equity	84
	Note 11 — Other Expenses	88
	Note 12 —Employee Benefit Plans	89
	Note 13 — Earnings Per Common Share	90
	Note 14 — Contingencies, Commitments and Guarantees	91
	Note 15 — Subsequent Event	97
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	98
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	177
Item 4.	Controls and Procedures	185

Part II — Other Information
Item 1.	Legal Proceedings	185
Item 1A.	Risk Factors	186
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	192
Item 6.	Exhibits	193

Signatures		194

Exhibit Index		E - 1

As used in this Form 10‑Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
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

Corporate Information

We announce financial and other information about MetLife to our investors through the MetLife Investor Relations Web page at www.metlife.com, as well as SEC filings, press releases, public conference calls and webcasts. MetLife encourages investors to visit the Investor Relations Web page from time to time, as information is updated and new information is posted.  The information found on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

Part I — Financial Information
Item 1. Financial Statements

	June 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $339,287 and $333,599, respectively; includes $4,180 and $4,005, respectively, relating to variable interest entities)	$367,056	$350,187
Equity securities available-for-sale, at estimated fair value (cost: $3,252 and $3,012, respectively)	3,863	3,402
Fair value option and trading securities, at estimated fair value (includes $690 and $662, respectively, of actively traded securities; and $84 and $92, respectively, relating to variable interest entities)	17,831	17,423
Mortgage loans (net of valuation allowances of $294 and $322, respectively; includes $638 and $1,621, respectively, at estimated fair value, relating to variable interest entities; includes $367 and $338, respectively, under the fair value option)	57,223	57,706
Policy loans (includes $3 and $2, respectively, relating to variable interest entities)	11,785	11,764
Real estate and real estate joint ventures (includes $9 and $1,141, respectively, relating to variable interest entities, includes $49 and $186, respectively, of real estate held-for-sale)	10,101	10,712
Other limited partnership interests (includes $53 and $53, respectively, relating to variable interest entities)	7,964	7,401
Short-term investments, principally at estimated fair value (includes $22 and $8, respectively, relating to variable interest entities)	12,366	13,955
Other invested assets, principally at estimated fair value (includes $71 and $78, respectively, relating to variable interest entities)	17,116	16,229
Total investments	505,305	488,779
Cash and cash equivalents, principally at estimated fair value (includes $45 and $70, respectively, relating to variable interest entities)	7,393	7,585
Accrued investment income (includes $23 and $26, respectively, relating to variable interest entities)	4,234	4,255
Premiums, reinsurance and other receivables (includes $21 and $22, respectively, relating to variable interest entities)	23,730	21,859
Deferred policy acquisition costs and value of business acquired (includes $260 and $255, respectively, relating to variable interest entities)	25,915	26,706
Goodwill	10,430	10,542
Other assets (includes $140 and $152, respectively, relating to variable interest entities)	9,136	8,369
Separate account assets (includes $1,164 and $1,033, respectively, relating to variable interest entities)	324,977	317,201
Total assets	$911,120	$885,296
Liabilities and Equity
Liabilities
Future policy benefits (includes $542 and $516, respectively, relating to variable interest entities)	$189,675	$187,942
Policyholder account balances (includes $63 and $56, respectively, relating to variable interest entities)	213,799	212,885
Other policy-related balances (includes $203 and $123, respectively, relating to variable interest entities)	15,361	15,214
Policyholder dividends payable	682	675
Policyholder dividend obligation	2,986	1,771
Payables for collateral under securities loaned and other transactions	33,187	30,411
Short-term debt	100	175
Long-term debt (includes $505 and $1,868, respectively, at estimated fair value, relating to variable interest entities)	16,783	18,653
Collateral financing arrangements	4,196	4,196
Junior subordinated debt securities	3,193	3,193
Current income tax payable	232	186
Deferred income tax liability	10,453	6,643
Other liabilities (includes $66 and $88, respectively, relating to variable interest entities)	25,214	23,168
Separate account liabilities (includes $1,164 and $1,033, respectively, relating to variable interest entities)	324,977	317,201
Total liabilities	840,838	822,313
Contingencies, Commitments and Guarantees (Note 14)
Redeemable noncontrolling interests	108	887
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,129,845,890 and 1,125,224,024 shares issued at June 30, 2014 and December 31, 2013, respectively; 1,126,571,341 and 1,122,030,137 shares outstanding at June 30, 2014 and December 31, 2013, respectively	11	11
Additional paid-in capital	29,438	29,277
Retained earnings	29,259	27,332
Treasury stock, at cost; 3,274,549 and 3,193,887 shares at June 30, 2014 and December 31, 2013, respectively	(176)	(172)
Accumulated other comprehensive income (loss)	11,058	5,104
Total MetLife, Inc.’s stockholders’ equity	69,591	61,553
Noncontrolling interests	583	543
Total equity	70,174	62,096
Total liabilities and equity	$911,120	$885,296
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Premiums	$9,873	$9,158	$19,092	$18,309
Universal life and investment-type product policy fees	2,458	2,371	4,879	4,662
Net investment income	5,259	5,282	10,294	11,359
Other revenues	490	490	968	970
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(9)	(35)	(23)	(64)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(6)	(4)	(2)	(35)
Other net investment gains (losses)	(110)	149	(511)	523
Total net investment gains (losses)	(125)	110	(536)	424
Net derivative gains (losses)	311	(1,690)	654	(2,320)
Total revenues	18,266	15,721	35,351	33,404
Expenses
Policyholder benefits and claims	9,988	8,960	19,312	18,355
Interest credited to policyholder account balances	1,709	1,846	3,178	4,436
Policyholder dividends	397	329	700	642
Other expenses	4,222	4,025	8,385	8,163
Total expenses	16,316	15,160	31,575	31,596
Income (loss) from continuing operations before provision for income tax	1,950	561	3,776	1,808
Provision for income tax expense (benefit)	574	53	1,058	305
Income (loss) from continuing operations, net of income tax	1,376	508	2,718	1,503
Income (loss) from discontinued operations, net of income tax	—	2	(3)	(1)
Net income (loss)	1,376	510	2,715	1,502
Less: Net income (loss) attributable to noncontrolling interests	10	8	21	14
Net income (loss) attributable to MetLife, Inc.	1,366	502	2,694	1,488
Less: Preferred stock dividends	31	31	61	61
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,335	$471	$2,633	$1,427
Comprehensive income (loss)	$4,228	$(3,881)	$8,710	$(3,703)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	19	(5)	62	4
Comprehensive income (loss) attributable to MetLife, Inc.	$4,209	$(3,876)	$8,648	$(3,707)

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.18	$0.43	$2.34	$1.30
Diluted	$1.17	$0.43	$2.31	$1.29
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.18	$0.43	$2.34	$1.30
Diluted	$1.17	$0.43	$2.31	$1.29
Cash dividends declared per common share	$0.350	$0.550	$0.625	$0.735
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2014 (Unaudited)
(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2013	$1	$11	$29,277	$27,332	$(172)	$8,553	$(139)	$(1,659)	$(1,651)	$61,553	$543	$62,096
Treasury stock acquired in connection with share repurchases					(4)					(4)		(4)
Stock-based compensation			161							161		161
Dividends on preferred stock				(61)						(61)		(61)
Dividends on common stock				(706)						(706)		(706)
Change in equity of noncontrolling interests										—	(22)	(22)
Net income (loss)				2,694						2,694	21	2,715
Other comprehensive income (loss), net of income tax						5,902	69	(80)	63	5,954	41	5,995
Balance at June 30, 2014	$1	$11	$29,438	$29,259	$(176)	$14,455	$(70)	$(1,739)	$(1,588)	$69,591	$583	$70,174
__________________

(1)	Net income (loss) attributable to noncontrolling interests excludes losses of redeemable noncontrolling interests of less than $1 million.
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity — (Continued)
For the Six Months Ended June 30, 2013 (Unaudited)
(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2012	$1	$11	$28,011	$25,205	$(172)	$14,642	$(223)	$(533)	$(2,489)	$64,453	$384	$64,837
Stock-based compensation			165							165		165
Dividends on preferred stock				(61)						(61)		(61)
Dividends on common stock				(808)						(808)		(808)
Change in equity of noncontrolling interests			(39)							(39)	17	(22)
Net income (loss)				1,488						1,488	14	1,502
Other comprehensive income (loss), net of income tax						(4,025)	49	(1,292)	73	(5,195)	(10)	(5,205)
Balance at June 30, 2013	$1	$11	$28,137	$25,824	$(172)	$10,617	$(174)	$(1,825)	$(2,416)	$60,003	$405	$60,408
__________________

(1)	Net income (loss) attributable to noncontrolling interests excludes gains of redeemable noncontrolling interests of less than $1 million.
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$6,921	$7,314
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	56,794	64,674
Equity securities	320	449
Mortgage loans	6,557	5,033
Real estate and real estate joint ventures	385	271
Other limited partnership interests	383	510
Purchases of:
Fixed maturity securities	(62,844)	(65,745)
Equity securities	(452)	(644)
Mortgage loans	(6,021)	(4,826)
Real estate and real estate joint ventures	(912)	(721)
Other limited partnership interests	(852)	(926)
Cash received in connection with freestanding derivatives	703	777
Cash paid in connection with freestanding derivatives	(2,003)	(4,300)
Sales of businesses, net of cash and cash equivalents disposed of $262 and $0, respectively	452	373
Sale of bank deposits	—	(6,395)
Purchases of investments in insurance joint ventures	(249)	—
Net change in policy loans	(5)	(111)
Net change in short-term investments	1,374	3,880
Net change in other invested assets	(220)	(174)
Other, net	(110)	22
Net cash provided by (used in) investing activities	(6,700)	(7,853)
Cash flows from financing activities
Policyholder account balances:
Deposits	46,847	41,507
Withdrawals	(47,621)	(45,852)
Net change in payables for collateral under securities loaned and other transactions	2,891	(440)
Net change in bank deposits	—	8
Net change in short-term debt	(75)	—
Long-term debt issued	1,000	—
Long-term debt repaid	(2,484)	(356)
Treasury stock acquired in connection with share repurchases	(4)	—
Dividends on preferred stock	(61)	(61)
Dividends on common stock	(706)	(505)
Other, net	(221)	(91)
Net cash provided by (used in) financing activities	(434)	(5,790)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	21	(225)
Change in cash and cash equivalents	(192)	(6,554)
Cash and cash equivalents, beginning of period	7,585	15,738
Cash and cash equivalents, end of period	$7,393	$9,184
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$623	$618
Income tax	$332	$444
Non-cash transactions:
Real estate and real estate joint ventures acquired in satisfaction of debt	$—	$55
Dividends on common stock declared and unpaid	$—	$303
Deconsolidation of MetLife Core Property Fund (see Note 6):
Reduction of redeemable noncontrolling interests	$774	$—
Reduction of long-term debt	$413	$—
Reduction of real estate and real estate joint ventures	$1,132	$—
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is a global provider of life insurance, annuities, employee benefits and asset management. MetLife is organized into six segments: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”).
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
Certain international subsidiaries have a fiscal year cutoff of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of May 31, 2014 and November 30, 2013 and the operating results of such subsidiaries for the three months and six months ended May 31, 2014 and 2013.
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2013 (the “2013 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2013 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Effective January 1, 2014, the Company adopted new guidance regarding reporting of discontinued operations and disclosures of disposals of components of an entity. The guidance increases the threshold for a disposal to qualify as a discontinued operation, expands the disclosures for discontinued operations and requires new disclosures for certain disposals that do not meet the definition of a discontinued operation. Disposals must now represent a strategic shift that has or will have a major effect on the entity’s operations and financial results to qualify as discontinued operations. As discussed in Note 3, the Company sold its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). As a result of the adoption of this new guidance, the results of operations of MAL and the loss on sale have been included in income from continuing operations.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on transfers and servicing (Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2014, the FASB issued new guidance regarding investments (ASU 2014‑01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects), effective retrospectively for fiscal years beginning after December 15, 2014 and interim reporting periods within those years. The new guidance is applicable to investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity that meets certain conditions is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance on the statement of operations as a component of income tax expense (benefit). The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees. Group insurance products and services include variable life, universal life and term life products. Group insurance products and services also include dental, group short- and long-term disability and accidental death & dismemberment (“AD&D”) coverages. Voluntary & Worksite products and services include personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance offered to employees on a voluntary basis. The Voluntary & Worksite business also includes long-term care, prepaid legal plans and critical illness products.
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
Latin America
The Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident and health insurance, group medical, dental, credit insurance, endowment and retirement & savings products written in Latin America. The Latin America segment also includes U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Products included are life, dental, group short- and long-term disability, AD&D coverages, property & casualty and other accident and health coverages, as well as non-insurance products such as identity protection.
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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
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
In the first quarter of 2014, MetLife, Inc. began reporting the operations of MAL as divested business. See Note 3. Consequently, the results for Corporate Benefit Funding decreased by $4 million, net of $2 million of income tax, and $9 million, net of $5 million of income tax, for the three months and six months ended June 30, 2013, respectively. Also, the results for Corporate & Other decreased by $4 million, net of $2 million of income tax, and $7 million, net of $4 million of income tax, for the three months and six months ended June 30, 2013, respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Three Months Ended June 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,812	$4,038	$686	$780	$7,316	$1,913	$584	$40	$9,853	$20	$9,873
Universal life and investment-type product policy fees	1,256	181	55	317	1,809	400	117	34	2,360	98	2,458
Net investment income	1,963	458	1,443	332	4,196	717	134	48	5,095	164	5,259
Other revenues	265	104	75	9	453	24	11	5	493	(3)	490
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(125)	(125)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	311	311
Total revenues	5,296	4,781	2,259	1,438	13,774	3,054	846	127	17,801	465	18,266
Expenses
Policyholder benefits and claims and policyholder dividends	2,438	3,789	1,273	743	8,243	1,425	271	25	9,964	421	10,385
Interest credited to policyholder account balances	561	39	287	100	987	394	35	9	1,425	284	1,709
Capitalization of DAC	(249)	(36)	(18)	(93)	(396)	(457)	(170)	(8)	(1,031)	(1)	(1,032)
Amortization of DAC and VOBA	378	35	6	81	500	362	160	3	1,025	37	1,062
Amortization of negative VOBA	—	—	—	(1)	(1)	(92)	(6)	—	(99)	(12)	(111)
Interest expense on debt	—	—	2	—	2	—	—	297	299	13	312
Other expenses	1,177	638	134	412	2,361	976	446	196	3,979	12	3,991
Total expenses	4,305	4,465	1,684	1,242	11,696	2,608	736	522	15,562	754	16,316
Provision for income tax expense (benefit)	339	111	201	36	687	127	17	(213)	618	(44)	574
Operating earnings	$652	$205	$374	$160	$1,391	$319	$93	$(182)	1,621
Adjustments to:
Total revenues									465
Total expenses									(754)
Provision for income tax (expense) benefit									44
Income (loss) from continuing operations, net of income tax									$1,376		$1,376

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Three Months Ended June 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,581	$3,797	$503	$710	$6,591	$1,980	$558	$28	$9,157	$1	$9,158
Universal life and investment-type product policy fees	1,238	170	65	235	1,708	442	96	35	2,281	90	2,371
Net investment income	1,987	472	1,402	281	4,142	723	120	72	5,057	225	5,282
Other revenues	257	105	67	5	434	28	34	4	500	(10)	490
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	110	110
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(1,690)	(1,690)
Total revenues	5,063	4,544	2,037	1,231	12,875	3,173	808	139	16,995	(1,274)	15,721
Expenses
Policyholder benefits and claims and policyholder dividends	2,272	3,514	1,080	601	7,467	1,433	256	18	9,174	115	9,289
Interest credited to policyholder account balances	589	39	305	103	1,036	437	37	11	1,521	325	1,846
Capitalization of DAC	(344)	(35)	(6)	(108)	(493)	(522)	(192)	(5)	(1,212)	—	(1,212)
Amortization of DAC and VOBA	396	33	6	83	518	392	195	—	1,105	(147)	958
Amortization of negative VOBA	—	—	—	—	—	(113)	(11)	—	(124)	(14)	(138)
Interest expense on debt	1	1	2	1	5	—	(1)	283	287	34	321
Other expenses	1,265	578	116	390	2,349	1,054	460	146	4,009	87	4,096
Total expenses	4,179	4,130	1,503	1,070	10,882	2,681	744	453	14,760	400	15,160
Provision for income tax expense (benefit)	303	139	188	36	666	162	(4)	(205)	619	(566)	53
Operating earnings	$581	$275	$346	$125	$1,327	$330	$68	$(109)	1,616
Adjustments to:
Total revenues									(1,274)
Total expenses									(400)
Provision for income tax (expense) benefit									566
Income (loss) from continuing operations, net of income tax									$508		$508

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Six Months Ended June 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,536	$8,040	$987	$1,448	$14,011	$3,803	$1,181	$75	$19,070	$22	$19,092
Universal life and investment-type product policy fees	2,503	358	112	628	3,601	789	226	67	4,683	196	4,879
Net investment income	3,977	911	2,853	657	8,398	1,410	257	115	10,180	114	10,294
Other revenues	510	211	143	16	880	51	27	26	984	(16)	968
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(536)	(536)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	654	654
Total revenues	10,526	9,520	4,095	2,749	26,890	6,053	1,691	283	34,917	434	35,351
Expenses
Policyholder benefits and claims and policyholder dividends	4,845	7,570	2,161	1,347	15,923	2,822	532	60	19,337	675	20,012
Interest credited to policyholder account balances	1,116	79	565	198	1,958	781	69	18	2,826	352	3,178
Capitalization of DAC	(483)	(70)	(19)	(182)	(754)	(951)	(346)	(26)	(2,077)	(1)	(2,078)
Amortization of DAC and VOBA	807	71	10	160	1,048	700	324	3	2,075	45	2,120
Amortization of negative VOBA	—	—	—	(1)	(1)	(186)	(15)	—	(202)	(24)	(226)
Interest expense on debt	—	—	4	—	4	—	—	589	593	31	624
Other expenses	2,319	1,266	254	814	4,653	1,966	902	409	7,930	15	7,945
Total expenses	8,604	8,916	2,975	2,336	22,831	5,132	1,466	1,053	30,482	1,093	31,575
Provision for income tax expense (benefit)	658	211	391	70	1,330	274	44	(426)	1,222	(164)	1,058
Operating earnings	$1,264	$393	$729	$343	$2,729	$647	$181	$(344)	3,213
Adjustments to:
Total revenues									434
Total expenses									(1,093)
Provision for income tax (expense) benefit									164
Income (loss) from continuing operations, net of income tax									$2,718		$2,718

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Six Months Ended June 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,128	$7,671	$919	$1,385	$13,103	$3,978	$1,125	$54	$18,260	$49	$18,309
Universal life and investment-type product policy fees	2,405	350	133	460	3,348	886	187	71	4,492	170	4,662
Net investment income	3,948	925	2,792	558	8,223	1,455	248	213	10,139	1,220	11,359
Other revenues	500	213	140	9	862	41	61	17	981	(11)	970
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	424	424
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(2,320)	(2,320)
Total revenues	9,981	9,159	3,984	2,412	25,536	6,360	1,621	355	33,872	(468)	33,404
Expenses
Policyholder benefits and claims and policyholder dividends	4,425	7,154	2,097	1,155	14,831	2,848	493	27	18,199	798	18,997
Interest credited to policyholder account balances	1,168	78	648	207	2,101	879	72	23	3,075	1,361	4,436
Capitalization of DAC	(718)	(68)	(23)	(213)	(1,022)	(1,068)	(369)	(9)	(2,468)	—	(2,468)
Amortization of DAC and VOBA	727	67	17	157	968	793	360	—	2,121	(339)	1,782
Amortization of negative VOBA	—	—	—	(1)	(1)	(226)	(28)	—	(255)	(29)	(284)
Interest expense on debt	1	1	4	—	6	—	—	569	575	67	642
Other expenses	2,543	1,166	255	762	4,726	2,148	908	310	8,092	399	8,491
Total expenses	8,146	8,398	2,998	2,067	21,609	5,374	1,436	920	29,339	2,257	31,596
Provision for income tax expense (benefit)	628	256	346	77	1,307	323	30	(400)	1,260	(955)	305
Operating earnings	$1,207	$505	$640	$268	$2,620	$663	$155	$(165)	3,273
Adjustments to:
Total revenues									(468)
Total expenses									(2,257)
Provision for income tax (expense) benefit									955
Income (loss) from continuing operations, net of income tax									$1,503		$1,503

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2014	December 31, 2013
	(In millions)
Retail	$360,783	$349,516
Group, Voluntary & Worksite Benefits	45,401	43,404
Corporate Benefit Funding	229,128	220,612
Latin America	74,437	69,874
Asia	124,475	119,717
EMEA	31,178	33,382
Corporate & Other	45,718	48,791
Total	$911,120	$885,296
3. Disposition
In May 2014, the Company completed the sale of its wholly-owned subsidiary, MAL, for $702 million (£418 million) in net cash consideration. As a result of the sale, a loss of $633 million ($442 million, net of income tax), which includes a reduction to goodwill of $60 million ($51 million, net of income tax), was recorded for the six months ended June 30, 2014. A loss of $138 million ($99 million, net of income tax), which includes $77 million ($50 million, net of income tax) related to net investments in foreign operation hedges, was recorded for the three months ended June 30, 2014. The losses are reflected within net investment gains (losses) on the consolidated statements of operations and comprehensive income (loss). The losses on the sale were increased by net income from MAL of $42 million and $77 million for the three months and six months ended June 30, 2014, respectively. MAL’s results of operations are included in continuing operations. They were historically included in the Corporate Benefit Funding segment. See Note 2.
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	June 30, 2014		December 31, 2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (2)	$204,027	$102,857	$201,395	$100,527
Separate account value	$168,187	$98,901	$164,500	$96,459
Net amount at risk	$3,917	$1,382	$4,203	$1,219
Average attained age of contractholders	64 years	64 years	63 years	63 years
Two Tier Annuities
General account value	N/A	$1,025	N/A	$880
Net amount at risk	N/A	$311	N/A	$234
Average attained age of contractholders	N/A	50 years	N/A	50 years

	June 30, 2014		December 31, 2013
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$16,468	$3,640	$16,048	$3,700
Net amount at risk	$183,942	$21,020	$185,920	$21,737
Average attained age of policyholders	56 years	61 years	55 years	60 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2014	December 31, 2013
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,795	$42,076
Other policy-related balances	331	298
Policyholder dividends payable	477	456
Policyholder dividend obligation	2,986	1,771
Current income tax payable	18	18
Other liabilities	641	582
Total closed block liabilities	46,248	45,201
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	29,295	28,374
Equity securities available-for-sale, at estimated fair value	90	86
Mortgage loans	6,031	6,155
Policy loans	4,651	4,669
Real estate and real estate joint ventures	543	492
Other invested assets	997	814
Total investments	41,607	40,590
Cash and cash equivalents	311	238
Accrued investment income	495	477
Premiums, reinsurance and other receivables	95	98
Deferred income tax assets	294	293
Total assets designated to the closed block	42,802	41,696
Excess of closed block liabilities over assets designated to the closed block	3,446	3,505
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	2,254	1,502
Unrealized gains (losses) on derivatives, net of income tax	(5)	(3)
Allocated to policyholder dividend obligation, net of income tax	(1,941)	(1,151)
Total amounts included in AOCI	308	348
Maximum future earnings to be recognized from closed block assets and liabilities	$3,754	$3,853

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Closed Block (continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$1,771	$3,828
Change in unrealized investment and derivative gains (losses)	1,215	(2,057)
Balance, end of period	$2,986	$1,771
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues
Premiums	$473	$489	$919	$953
Net investment income	522	529	1,052	1,062
Net investment gains (losses)	8	24	8	27
Net derivative gains (losses)	(3)	7	(4)	15
Total revenues	1,000	1,049	1,975	2,057
Expenses
Policyholder benefits and claims	645	669	1,269	1,312
Policyholder dividends	243	247	476	489
Other expenses	38	43	79	85
Total expenses	926	959	1,824	1,886
Revenues, net of expenses before provision for income tax expense (benefit)	74	90	151	171
Provision for income tax expense (benefit)	26	33	53	60
Revenues, net of expenses and provision for income tax expense (benefit)	$48	$57	$98	$111
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

	June 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$99,550	$10,311	$468	$—	$109,393	$100,203	$7,495	$1,229	$—	$106,469
Foreign corporate	57,557	5,118	187	—	62,488	59,778	3,939	565	—	63,152
Foreign government	51,794	5,019	186	—	56,627	50,717	4,107	387	—	54,437
U.S. Treasury and agency	50,310	4,194	157	—	54,347	43,928	2,251	1,056	—	45,123
RMBS	37,344	2,082	259	103	39,064	34,167	1,584	490	206	35,055
CMBS	15,119	582	50	—	15,651	16,115	605	170	—	16,550
ABS	14,558	306	69	7	14,788	15,458	296	171	12	15,571
State and political subdivision	13,055	1,729	86	—	14,698	13,233	903	306	—	13,830
Total fixed maturity securities	$339,287	$29,341	$1,462	$110	$367,056	$333,599	$21,180	$4,374	$218	$350,187
Equity securities
Common stock	$2,138	$573	$4	$—	$2,707	$1,927	$431	$5	$—	$2,353
Non-redeemable preferred stock	1,114	82	40	—	1,156	1,085	76	112	—	1,049
Total equity securities	$3,252	$655	$44	$—	$3,863	$3,012	$507	$117	$—	$3,402
The Company held non-income producing fixed maturity securities with an estimated fair value of $32 million and $74 million with unrealized gains (losses) of $18 million and $23 million at June 30, 2014 and December 31, 2013, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	June 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$14,242	$14,480	$15,828	$16,030
Due after one year through five years	77,029	81,202	70,467	74,229
Due after five years through ten years	78,643	85,648	78,159	83,223
Due after ten years	102,352	116,223	103,405	109,529
Subtotal	272,266	297,553	267,859	283,011
Structured securities (RMBS, CMBS and ABS)	67,021	69,503	65,740	67,176
Total fixed maturity securities	$339,287	$367,056	$333,599	$350,187
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

	June 30, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$4,041	$59	$7,002	$409	$13,889	$808	$3,807	$421
Foreign corporate	2,781	70	2,822	117	9,019	402	2,320	163
Foreign government	2,226	54	1,955	132	5,052	336	1,846	51
U.S. Treasury and agency	4,865	6	5,673	151	15,225	1,037	357	19
RMBS	1,640	77	4,162	285	10,754	363	2,302	333
CMBS	860	20	1,076	30	3,696	142	631	28
ABS	2,845	17	786	59	3,772	59	978	124
State and political subdivision	155	2	1,214	84	3,109	225	351	81
Total fixed maturity securities	$19,413	$305	$24,690	$1,267	$64,516	$3,372	$12,592	$1,220
Equity securities
Common stock	$90	$4	$—	$—	$81	$4	$16	$1
Non-redeemable preferred stock	68	2	348	38	364	65	191	47
Total equity securities	$158	$6	$348	$38	$445	$69	$207	$48
Total number of securities in an unrealized loss position	1,611		1,853		4,480		1,571

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at June 30, 2014. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $3.0 billion during the six months ended June 30, 2014 from $4.6 billion to $1.6 billion. The decrease in gross unrealized losses for the six months ended June 30, 2014, was primarily attributable to a decrease in interest rates, and to a lesser extent narrowing credit spreads.
At June 30, 2014, $236 million of the total $1.6 billion of gross unrealized losses were from 68 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $236 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $143 million, or 61%, are related to gross unrealized losses on 44 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $236 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $93 million, or 39%, are related to gross unrealized losses on 24 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and ABS (primarily foreign ABS) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $73 million during the six months ended June 30, 2014 from $117 million to $44 million. Of the $44 million, $27 million were from nine equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 59% were rated A or better.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$40,604	71.0%	$40,926	70.9%
Agricultural	11,961	20.9	12,391	21.5
Residential	3,947	6.9	2,772	4.8
Subtotal (1)	56,512	98.8	56,089	97.2
Valuation allowances	(294)	(0.5)	(322)	(0.6)
Subtotal mortgage loans held-for-investment, net	56,218	98.3	55,767	96.6
Residential — fair value option (“FVO”)	367	0.6	338	0.6
Commercial mortgage loans held by CSEs — FVO	638	1.1	1,598	2.8
Total mortgage loans held-for-investment, net	57,223	100.0	57,703	100.0
Mortgage loans held-for-sale	—	—	3	—
Total mortgage loans, net	$57,223	100.0%	$57,706	100.0%
__________________

(1)
Purchases of mortgage loans were $818 million and $1.4 billion for the three months and six months ended June 30, 2014, respectively. Purchases of mortgage loans were $836 million and $886 million for the three months and six months ended June 30, 2013, respectively.

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

	June 30, 2014				December 31, 2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$415	$75	$9	$499	$506	$100	$16	$622
Evaluated collectively for credit losses	40,189	11,886	3,938	56,013	40,420	12,291	2,756	55,467
Total mortgage loans	40,604	11,961	3,947	56,512	40,926	12,391	2,772	56,089
Valuation allowances:
Specific credit losses	33	6	—	39	58	7	1	66
Non-specifically identified credit losses	197	36	22	255	200	37	19	256
Total valuation allowances	230	42	22	294	258	44	20	322
Mortgage loans, net of valuation allowance	$40,374	$11,919	$3,925	$56,218	$40,668	$12,347	$2,752	$55,767
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended June 30,
	2014				2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$259	$42	$25	$326	$275	$54	$3	$332
Provision (release)	(5)	—	(3)	(8)	(33)	1	8	(24)
Charge-offs, net of recoveries	(24)	—	—	(24)	—	(6)	—	(6)
Balance, end of period	$230	$42	$22	$294	$242	$49	$11	$302

	Six Months Ended June 30,
	2014				2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$258	$44	$20	$322	$293	$52	$2	$347
Provision (release)	(4)	(2)	3	(3)	(51)	7	9	(35)
Charge-offs, net of recoveries	(24)	—	(1)	(25)	—	(10)	—	(10)
Balance, end of period	$230	$42	$22	$294	$242	$49	$11	$302

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
June 30, 2014
Loan-to-value ratios:
Less than 65%	$31,658	$587	$534	$32,779	80.7%	$34,876	81.5%
65% to 75%	5,513	498	57	6,068	15.0	6,206	14.5
76% to 80%	548	212	57	817	2.0	816	1.9
Greater than 80%	424	303	213	940	2.3	909	2.1
Total	$38,143	$1,600	$861	$40,604	100.0%	$42,807	100.0%
December 31, 2013
Loan-to-value ratios:
Less than 65%	$30,552	$614	$841	$32,007	78.2%	$33,519	78.9%
65% to 75%	6,360	438	149	6,947	17.0	7,039	16.6
76% to 80%	525	192	189	906	2.2	892	2.1
Greater than 80%	661	242	163	1,066	2.6	1,006	2.4
Total	$38,098	$1,486	$1,342	$40,926	100.0%	$42,456	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment were as follows at:

	June 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,277	94.3%	$11,461	92.5%
65% to 75%	552	4.6	729	5.9
76% to 80%	40	0.3	84	0.7
Greater than 80%	92	0.8	117	0.9
Total	$11,961	100.0%	$12,391	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $12.3 billion and $12.7 billion at June 30, 2014 and December 31, 2013, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment were as follows at:

	June 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$3,847	97.5%	$2,693	97.1%
Nonperforming	100	2.5	79	2.9
Total	$3,947	100.0%	$2,772	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $4.1 billion and $2.8 billion at June 30, 2014 and December 31, 2013, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2014 and December 31, 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Commercial	$12	$12	$12	$12	$113	$191
Agricultural	45	44	—	—	46	47
Residential	100	79	—	—	89	65
Total	$157	$135	$12	$12	$248	$303
Impaired Mortgage Loans
Impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
June 30, 2014
Commercial	$132	$132	$33	$99	$285	$283	$417	$382
Agricultural	55	53	6	47	23	22	78	69
Residential	—	—	—	—	12	9	12	9
Total	$187	$185	$39	$146	$320	$314	$507	$460

December 31, 2013
Commercial	$214	$210	$58	$152	$299	$296	$513	$448
Agricultural	68	66	7	59	35	34	103	93
Residential	12	12	1	11	5	4	17	15
Total	$294	$288	$66	$222	$339	$334	$633	$556
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$462	$4	$531	$4	$476	$7	$534	$7
Agricultural	88	3	158	2	92	6	165	3
Residential	9	—	14	—	12	—	14	—
Total	$559	$7	$703	$6	$580	$13	$713	$10

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Mortgage Loans Modified in a Troubled Debt Restructuring
The number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Three Months Ended June 30,
	2014			2013
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	—	$—	$—
Agricultural	1	1	1	1	4	4
Residential	17	3	2	6	1	1
Total	18	$4	$3	7	$5	$5

	Six Months Ended June 30,
	2014			2013
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	—	$—	$—
Agricultural	1	1	1	1	4	4
Residential	44	9	7	6	1	1
Total	45	$10	$8	7	$5	$5
The number of mortgage loans and carrying value of mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months were as follows:

	Three Months Ended June 30,
	2014		2013
	Number of Mortgage Loans	Carrying Value	Number of Mortgage Loans	Carrying Value
		(In millions)		(In millions)
Commercial	—	$—	—	$—
Agricultural	—	—	—	—
Residential (1)	2	—	—	—
Total	2	$—	—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

	Six Months Ended June 30,
	2014		2013
	Number of Mortgage Loans	Carrying Value	Number of Mortgage Loans	Carrying Value
		(In millions)		(In millions)
Commercial	—	$—	—	$—
Agricultural	2	24	—	—
Residential (1)	2	—	—	—
Total	4	$24	—	$—
__________________

(1)	Residential mortgage loans for the three months and six months ended June 30, 2014 had a carrying value of less than $1 million.
Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.8 billion and $3.8 billion at June 30, 2014 and December 31, 2013, respectively.
Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2014	December 31, 2013
	(In millions)
Fixed maturity securities	$27,769	$16,672
Fixed maturity securities with noncredit OTTI losses in AOCI	(110)	(218)
Total fixed maturity securities	27,659	16,454
Equity securities	631	390
Derivatives	737	375
Other	(12)	(73)
Subtotal	29,015	17,146
Amounts allocated from:
Insurance liability loss recognition	(1,980)	(898)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	1	6
DAC and VOBA	(1,881)	(1,190)
Policyholder dividend obligation	(2,986)	(1,771)
Subtotal	(6,846)	(3,853)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	39	73
Deferred income tax benefit (expense)	(7,826)	(4,956)
Net unrealized investment gains (losses)	14,382	8,410
Net unrealized investment gains (losses) attributable to noncontrolling interests	3	4
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$14,385	$8,414

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$(218)	$(361)
Noncredit OTTI losses and subsequent changes recognized (1)	2	60
Securities sold with previous noncredit OTTI loss	25	149
Subsequent changes in estimated fair value	81	(66)
Balance, end of period	$(110)	$(218)
__________________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were ($6) million and $52 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2014
(In millions)
Balance, beginning of period	$8,414
Fixed maturity securities on which noncredit OTTI losses have been recognized	108
Unrealized investment gains (losses) during the period	11,761
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(1,082)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(5)
DAC and VOBA	(691)
Policyholder dividend obligation	(1,215)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(34)
Deferred income tax benefit (expense)	(2,870)
Net unrealized investment gains (losses)	14,386
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Balance, end of period	$14,385
Change in net unrealized investment gains (losses)	$5,972
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$5,971
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $22.1 billion and $21.7 billion at June 30, 2014 and December 31, 2013, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $27.4 billion and $26.9 billion at June 30, 2014 and December 31, 2013, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2014	December 31, 2013
	(In millions)
Securities on loan: (1)
Amortized cost	$28,356	$27,094
Estimated fair value	$30,355	$27,595
Cash collateral on deposit from counterparties (2)	$30,910	$28,319
Security collateral on deposit from counterparties (3)	$85	$—
Reinvestment portfolio — estimated fair value	$31,396	$28,481
_________________

(1)	Included within fixed maturity securities, short-term investments, equity securities and cash and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity and equity securities and FVO and trading securities, and at carrying value for mortgage loans at:

	June 30, 2014	December 31, 2013
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,057	$2,153
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	11,583	11,004
Invested assets pledged as collateral (2)	23,857	23,770
Total invested assets on deposit, held in trust and pledged as collateral	$44,497	$36,927
__________________

(1)
In 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. The companies to be merged are MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company (“MLI-USA”) and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2013, Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with an affiliate all existing New York insurance policies and annuity contracts that include a separate account feature. On December 31, 2013, MICC deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MICC’s remaining New York policyholder liabilities not covered by the reinsurance, which became restricted on January 1, 2014.

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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2014 and December 31, 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2014		December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,457	$—	$3,440	$—
Operating joint venture (2)	2,383	2,016	2,095	1,777
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	661	512	1,630	1,457
Investments:
Real estate and real estate joint ventures (4)	10	15	1,181	443
Other invested assets	75	—	82	7
FVO and trading securities	66	—	69	—
Other limited partnership interests	61	—	61	—
Total	$6,713	$2,543	$8,558	$3,684
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

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $129 million and $154 million at estimated fair value at June 30, 2014 and December 31, 2013, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $13 million and $31 million for the three months and six months ended June 30, 2014, respectively, and $34 million and $67 million for the three months and six months ended June 30, 2013, respectively.

(4)
At December 31, 2013, the Company consolidated an open ended core real estate fund formed in the fourth quarter of 2013 (the “MetLife Core Property Fund”), which represented the majority of the balances at December 31, 2013. As a result of the quarterly reassessment in the first quarter of 2014, the Company no longer consolidates the MetLife Core Property Fund, effective March 31, 2014, based on the terms of the revised partnership agreement. The Company accounts for its retained interest in the real estate fund under the equity method. Assets of the real estate fund are a real estate investment trust which holds primarily traditional core income-producing real estate which has associated liabilities that are primarily non-recourse debt secured by certain real estate assets of the fund. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its investment in the real estate fund of $178 million at carrying value at December 31, 2013. The long-term debt bore interest primarily at fixed rates ranging from 1.39% to 4.45%, payable primarily on a monthly basis.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$69,503	$69,503	$67,176	$67,176
U.S. and foreign corporate	4,234	4,234	3,966	3,966
Other limited partnership interests	5,362	7,264	5,041	6,994
Other invested assets	1,571	1,715	1,509	1,897
FVO and trading securities	582	582	619	619
Mortgage loans	107	107	106	106
Real estate joint ventures	66	67	70	71
Equity securities AFS:
Non-redeemable preferred stock	41	41	35	35
Total	$81,466	$83,513	$78,522	$80,864
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $234 million and $257 million at June 30, 2014 and December 31, 2013, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 14, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2014 and 2013.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$3,758	$3,709	$7,411	$7,535
Equity securities	37	36	67	60
FVO and trading securities — Actively Traded Securities and FVO general account securities (1)	44	(11)	81	10
Mortgage loans	708	716	1,417	1,454
Policy loans	158	152	315	307
Real estate and real estate joint ventures	262	243	479	436
Other limited partnership interests	206	275	535	521
Cash, cash equivalents and short-term investments	41	45	88	94
International joint ventures	3	5	3	(9)
Other	31	49	76	112
Subtotal	5,248	5,219	10,472	10,520
Less: Investment expenses	299	287	575	587
Subtotal, net	4,949	4,932	9,897	9,933
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	295	314	360	1,353
FVO CSEs — interest income:
Commercial mortgage loans	14	34	36	71
Securities	1	2	1	2
Subtotal	310	350	397	1,426
Net investment income	$5,259	$5,282	$10,294	$11,359
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Actively Traded Securities and FVO general account securities	$14	$(24)	$25	$(14)
FVO contractholder-directed unit-linked investments	$138	$123	$81	$1,078
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$—	$(27)	$—	$(32)
Consumer	—	—	(7)	(8)
Finance	—	—	—	(10)
Transportation	(2)	—	(2)	—
Communications	—	(2)	—	(2)
Total U.S. and foreign corporate securities	(2)	(29)	(9)	(52)
RMBS	(6)	(10)	(9)	(47)
ABS	(7)	—	(7)	—
OTTI losses on fixed maturity securities recognized in earnings	(15)	(39)	(25)	(99)
Fixed maturity securities — net gains (losses) on sales and disposals	69	179	165	548
Total gains (losses) on fixed maturity securities	54	140	140	449
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(23)	—	(23)	(20)
Common stock	(10)	(1)	(11)	(2)
OTTI losses on equity securities recognized in earnings	(33)	(1)	(34)	(22)
Equity securities — net gains (losses) on sales and disposals	58	5	84	(1)
Total gains (losses) on equity securities	25	4	50	(23)
FVO and trading securities — FVO general account securities	(1)	4	8	8
Mortgage loans	16	23	5	35
Real estate and real estate joint ventures	(1)	(9)	64	(23)
Other limited partnership interests	(36)	(41)	(38)	(41)
Other investment portfolio gains (losses)	(2)	27	(6)	34
Subtotal — investment portfolio gains (losses)	55	148	223	439
FVO CSEs:
Commercial mortgage loans	(16)	(19)	(15)	(32)
Long-term debt — related to commercial mortgage loans	17	26	18	48
Long-term debt — related to securities	—	1	—	—
Non-investment portfolio gains (losses) (1)	(181)	(46)	(762)	(31)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(180)	(38)	(759)	(15)
Total net investment gains (losses)	$(125)	$110	$(536)	$424
__________________

(1)
Non-investment portfolio gain (losses) for the three months and six months ended June 30, 2014 includes a loss of ($138) million and ($633) million, respectively, related to the disposition of MAL. See Note 3.

See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($112) million and ($107) million for the three months and six months ended June 30, 2014, respectively, and $17 million and $75 million for the three months and six months ended June 30, 2013, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$19,700	$22,072	$326	$269	$20,026	$22,341
Gross investment gains	$176	$323	$60	$10	$236	$333
Gross investment losses	(107)	(144)	(2)	(5)	(109)	(149)
Total OTTI losses:
Credit-related	(15)	(39)	—	—	(15)	(39)
Other (1)	—	—	(33)	(1)	(33)	(1)
Total OTTI losses	(15)	(39)	(33)	(1)	(48)	(40)
Net investment gains (losses)	$54	$140	$25	$4	$79	$144

	Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$41,991	$41,622	$427	$355	$42,418	$41,977
Gross investment gains	$490	$823	$87	$18	$577	$841
Gross investment losses	(325)	(275)	(3)	(19)	(328)	(294)
Total OTTI losses:
Credit-related	(25)	(81)	—	—	(25)	(81)
Other (1)	—	(18)	(34)	(22)	(34)	(40)
Total OTTI losses	(25)	(99)	(34)	(22)	(59)	(121)
Net investment gains (losses)	$140	$449	$50	$(23)	$190	$426
_________________

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Balance, beginning of period	$370	$398	$378	$392
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	1	—	2
Additional impairments — credit loss OTTI recognized on securities previously impaired	6	6	8	41
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(10)	(24)	(20)	(54)
Securities impaired to net present value of expected future cash flows	(7)	—	(7)	—
Balance, end of period	$359	$381	$359	$381
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
Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses), except for those in policyholder benefits and claims related to ceded reinsurance of GMIB. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
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
The Company enters into currency options that give it the right, but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign currency exchange rate and the strike price. The Company uses currency options to hedge against the foreign currency exposure inherent in certain of its variable annuity products. The Company also uses currency options as an economic hedge of foreign currency exposure related to the Company’s international subsidiaries. The Company utilizes currency options in net investment in foreign operations and non-qualifying hedging relationships.
To a lesser extent, the Company uses exchange-traded currency futures to hedge currency mismatches between assets and liabilities. The Company utilizes exchange‑traded currency futures in non-qualifying hedging relationships.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2014			December 31, 2013
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$6,213	$1,653	$30	$6,419	$1,282	$78
Foreign currency swaps	Foreign currency exchange rate	1,780	229	31	2,713	252	135
Foreign currency forwards	Foreign currency exchange rate	2,825	4	4	2,935	—	77
Subtotal		10,818	1,886	65	12,067	1,534	290
Cash flow hedges:
Interest rate swaps	Interest rate	2,878	266	17	3,121	83	141
Interest rate forwards	Interest rate	640	45	8	450	7	7
Foreign currency swaps	Foreign currency exchange rate	14,921	457	614	12,452	401	660
Subtotal		18,439	768	639	16,023	491	808
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	2,725	1	19	3,182	82	47
Currency options	Foreign currency exchange rate	6,419	39	68	7,362	318	—
Subtotal		9,144	40	87	10,544	400	47
Total qualifying hedges		38,401	2,694	791	38,634	2,425	1,145
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	95,551	3,405	1,388	107,354	3,330	1,767
Interest rate floors	Interest rate	67,265	457	285	63,064	451	346
Interest rate caps	Interest rate	36,605	111	—	39,460	177	—
Interest rate futures	Interest rate	6,364	3	6	6,011	9	9
Interest rate options	Interest rate	39,361	524	179	40,978	255	243
Synthetic GICs	Interest rate	4,362	—	—	4,409	—	—
Foreign currency swaps	Foreign currency exchange rate	9,222	124	712	9,307	133	684
Foreign currency forwards	Foreign currency exchange rate	12,669	107	95	11,311	69	359
Currency futures	Foreign currency exchange rate	382	1	—	1,316	1	1
Currency options	Foreign currency exchange rate	8,389	155	7	2,265	53	48
Credit default swaps — purchased	Credit	3,675	6	49	3,725	7	51
Credit default swaps — written	Credit	9,982	175	2	9,055	166	1
Equity futures	Equity market	5,814	1	11	5,157	1	43
Equity options	Equity market	38,116	1,272	1,228	37,411	1,344	1,068
Variance swaps	Equity market	21,985	217	691	21,636	174	577
TRRs	Equity market	3,449	—	138	3,802	—	179
Total non-designated or non-qualifying derivatives		363,191	6,558	4,791	366,261	6,170	5,376
Total		$401,592	$9,252	$5,582	$404,895	$8,595	$6,521

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2014 and December 31, 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Derivatives and hedging gains (losses) (1)	$82	$(2,769)	$534	$(5,083)
Embedded derivatives	229	1,079	120	2,763
Total net derivative gains (losses)	$311	$(1,690)	$654	$(2,320)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$34	$35	$67	$71
Interest credited to policyholder account balances	32	36	64	71
Other expenses	—	(1)	(1)	(4)
Non-qualifying hedges:
Net investment income	(1)	(2)	(2)	(3)
Net derivative gains (losses)	149	200	368	215
Policyholder benefits and claims	(56)	9	(64)	(56)
Total	$158	$277	$432	$294

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2014
Interest rate derivatives	$305	$—	$10
Foreign currency exchange rate derivatives	(81)	—	—
Credit derivatives — purchased	(7)	(1)	—
Credit derivatives — written	22	—	—
Equity derivatives	(425)	(6)	(119)
Total	$(186)	$(7)	$(109)
Three Months Ended June 30, 2013
Interest rate derivatives	$(2,128)	$—	$(19)
Foreign currency exchange rate derivatives	(533)	—	—
Credit derivatives — purchased	1	(1)	—
Credit derivatives — written	(5)	—	—
Equity derivatives	(329)	(4)	(82)
Total	$(2,994)	$(5)	$(101)
Six Months Ended June 30, 2014
Interest rate derivatives	$603	$—	$22
Foreign currency exchange rate derivatives	(12)	—	—
Credit derivatives — purchased	(6)	—	—
Credit derivatives — written	13	—	—
Equity derivatives	(606)	(12)	(157)
Total	$(8)	$(12)	$(135)
Six Months Ended June 30, 2013
Interest rate derivatives	$(2,361)	$—	$(17)
Foreign currency exchange rate derivatives	(984)	—	—
Credit derivatives — purchased	(5)	(4)	—
Credit derivatives — written	27	—	—
Equity derivatives	(1,882)	(11)	(356)
Total	$(5,205)	$(15)	$(373)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$(3)	$2	$(1)
	Policyholder liabilities (1)	137	(131)	6
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	3	—
	Foreign-denominated PABs (2)	1	(3)	(2)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	6	(5)	1
Total		$138	$(134)	$4
Three Months Ended June 30, 2013
Interest rate swaps:	Fixed maturity securities	$30	$(30)	$—
	Policyholder liabilities (1)	(383)	381	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(11)	2
	Foreign-denominated PABs (2)	(55)	63	8
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—
Total		$(395)	$403	$8
Six Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$(2)	$3	$1
	Policyholder liabilities (1)	346	(335)	11
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(7)	7	—
	Foreign-denominated PABs (2)	(26)	29	3
Foreign currency forwards:	Foreign-denominated fixed maturity securities	16	(14)	2
Total		$327	$(310)	$17
Six Months Ended June 30, 2013
Interest rate swaps:	Fixed maturity securities	$38	$(38)	$—
	Policyholder liabilities (1)	(536)	533	(3)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	17	(16)	1
	Foreign-denominated PABs (2)	(194)	196	2
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—
Total		$(675)	$675	$—
__________________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and six months ended June 30, 2014, $2 million and $5 million, respectively, of the change in fair value of derivatives was excluded from the assessment of effectiveness. For both the three months and six months ended June 30, 2013, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were ($2) million and ($4) million for the three months and six months ended June 30, 2014, respectively, and were not significant for both the three months and six months ended June 30, 2013.
At both June 30, 2014 and December 31, 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At June 30, 2014 and December 31, 2013, the balance in AOCI associated with cash flow hedges was $737 million and $375 million, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended June 30, 2014
Interest rate swaps	$134	$12	$2	$—	$(5)
Interest rate forwards	11	2	1	1	—
Foreign currency swaps	30	62	—	—	(1)
Credit forwards	—	—	—	—	—
Total	$175	$76	$3	$1	$(6)
Three Months Ended June 30, 2013
Interest rate swaps	$(273)	$10	$2	$—	$6
Interest rate forwards	(5)	3	—	—	1
Foreign currency swaps	(30)	(68)	(1)	—	2
Credit forwards	(3)	—	1	—	—
Total	$(311)	$(55)	$2	$—	$9
Six Months Ended June 30, 2014
Interest rate swaps	$362	$27	$4	$—	$—
Interest rate forwards	52	2	2	1	1
Foreign currency swaps	82	98	(1)	1	(1)
Credit forwards	—	—	—	—	—
Total	$496	$127	$5	$2	$—
Six Months Ended June 30, 2013
Interest rate swaps	$(397)	$14	$4	$—	$4
Interest rate forwards	(30)	6	1	(1)	1
Foreign currency swaps	57	(257)	(2)	—	6
Credit forwards	(3)	—	1	—	—
Total	$(373)	$(237)	$4	$(1)	$11
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2014, ($6) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

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
The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended June 30, 2014
Foreign currency forwards	$(45)
Currency options	(124)
Total	$(169)
Three Months Ended June 30, 2013
Foreign currency forwards	$85
Currency options	131
Total	$216
Six Months Ended June 30, 2014
Foreign currency forwards	$(79)
Currency options	(238)
Total	$(317)
Six Months Ended June 30, 2013
Foreign currency forwards	$165
Currency options	221
Total	$386
__________________

(1)
In May 2014, the Company sold its interest in MAL, which was a hedged item in a net investment hedging relationship. As a result, during both the three months and six months ended June 30, 2014, the Company released losses of $77 million from accumulated other comprehensive income (loss) into earnings upon the sale. See Note 3. During the three months and six months ended June 30, 2013, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At June 30, 2014 and December 31, 2013, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was ($7) million and $233 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $10.0 billion and $9.1 billion at June 30, 2014 and December 31, 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2014 and December 31, 2013, the Company would have received $173 million and $165 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$9	$605	2.4	$10	$545	2.6
Credit default swaps referencing indices	15	2,877	1.9	26	2,739	1.5
Subtotal	24	3,482	2.0	36	3,284	1.6
Baa
Single name credit default swaps (corporate)	27	1,478	2.9	24	1,320	3.1
Credit default swaps referencing indices	89	4,635	4.7	73	4,071	4.7
Subtotal	116	6,113	4.3	97	5,391	4.3
Ba
Single name credit default swaps (corporate)	—	15	3.1	—	5	3.8
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	15	3.1	—	5	3.8
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	33	372	4.9	32	375	4.9
Subtotal	33	372	4.9	32	375	4.9
Total	$173	$9,982	3.5	$165	$9,055	3.4
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $10.0 billion and $9.1 billion from the table above were $75 million and $90 million at June 30, 2014 and December 31, 2013, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $15 million in notional and $0 in fair value at June 30, 2014. Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at December 31, 2013.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,151	$5,281	$8,537	$6,367
OTC-cleared (1)	310	335	302	129
Exchange-traded	5	17	11	53
Total gross estimated fair value of derivatives (1)	9,466	5,633	8,850	6,549
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	9,466	5,633	8,850	6,549
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,134)	(4,134)	(4,631)	(4,631)
OTC-cleared	(195)	(195)	(122)	(122)
Exchange-traded	(3)	(3)	(5)	(5)
Cash collateral: (3)
OTC-bilateral	(1,960)	(4)	(1,679)	(3)
OTC-cleared	(115)	(140)	(169)	(7)
Exchange-traded	—	(13)	—	(44)
Securities collateral: (4)
OTC-bilateral	(2,891)	(971)	(2,105)	(1,464)
OTC-cleared	—	—	—	—
Exchange-traded	—	(1)	—	(4)
Net amount after application of master netting agreements and collateral	$168	$172	$139	$269
__________________

(1)
At June 30, 2014 and December 31, 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $214 million and $255 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $51 million and $28 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2014 and December 31, 2013, the Company received excess cash collateral of $63 million and $104 million, respectively, and provided excess cash collateral of $226 million and $236 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at June 30, 2014 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2014 and December 31, 2013, the Company received excess securities collateral with an estimated fair value of $105 million and $238 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2014 and December 31, 2013, the Company provided excess securities collateral with an estimated fair value of $74 million and $66 million, respectively, for its OTC-bilateral derivatives, and $130 million and $141 million, respectively, for its OTC-cleared derivatives, and $200 million and $81 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
June 30, 2014
Derivatives subject to credit-contingent provisions	$1,082	$1,045	$—	$32	$58
Derivatives not subject to credit-contingent provisions	24	—	4	—	—
Total	$1,106	$1,045	$4	$32	$58
December 31, 2013
Derivatives subject to credit-contingent provisions	$1,674	$1,530	$—	$27	$34
Derivatives not subject to credit-contingent provisions	20	—	3	—	—
Total	$1,694	$1,530	$3	$27	$34
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2014	December 31, 2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$273	$247
Funds withheld on assumed reinsurance	Other invested assets	55	38
Options embedded in debt or equity securities	Investments	(170)	(145)
Net embedded derivatives within asset host contracts		$158	$140

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(2,274)	$(2,296)
Assumed guaranteed minimum benefits	PABs	1,461	1,262
Funds withheld on ceded reinsurance	Other liabilities	105	60
Other	PABs	24	5
Net embedded derivatives within liability host contracts		$(684)	$(969)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net derivative gains (losses) (1)	$229	$1,079	$120	$2,763
Policyholder benefits and claims	$8	$(33)	$23	$(80)
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($51) million and ($8) million for the three months and six months ended June 30, 2014, respectively, and ($236) million and ($650) million for the three months and six months ended June 30, 2013, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	June 30, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$102,024	$7,369	$109,393
Foreign corporate	—	55,876	6,612	62,488
Foreign government	—	54,955	1,672	56,627
U.S. Treasury and agency	32,103	21,924	320	54,347
RMBS	1,330	33,789	3,945	39,064
CMBS	—	15,056	595	15,651
ABS	—	11,002	3,786	14,788
State and political subdivision	—	14,663	35	14,698
Total fixed maturity securities	33,433	309,289	24,334	367,056
Equity securities:
Common stock	1,615	906	186	2,707
Non-redeemable preferred stock	—	893	263	1,156
Total equity securities	1,615	1,799	449	3,863
FVO and trading securities:
Actively Traded Securities	—	670	20	690
FVO general account securities	503	70	109	682
FVO contractholder-directed unit-linked investments	11,533	4,337	571	16,441
FVO securities held by CSEs	—	7	11	18
Total FVO and trading securities	12,036	5,084	711	17,831
Short-term investments (1)	4,309	5,723	246	10,278
Mortgage loans:
Residential mortgage loans — FVO	—	—	367	367
Commercial mortgage loans held by CSEs — FVO	—	638	—	638
Total mortgage loans	—	638	367	1,005
Other invested assets:
Other investments	259	67	—	326
Derivative assets: (2)
Interest rate	3	6,417	44	6,464
Foreign currency exchange rate	1	1,081	35	1,117
Credit	—	163	18	181
Equity market	1	1,167	322	1,490
Total derivative assets	5	8,828	419	9,252
Total other invested assets	264	8,895	419	9,578
Net embedded derivatives within asset host contracts (3)	—	—	328	328
Separate account assets (4)	87,503	235,783	1,691	324,977
Total assets	$139,160	$567,211	$28,545	$734,916
Liabilities
Derivative liabilities: (2)
Interest rate	$6	$1,899	$8	$1,913
Foreign currency exchange rate	—	1,512	38	1,550
Credit	—	50	1	51
Equity market	11	1,340	717	2,068
Total derivative liabilities	17	4,801	764	5,582
Net embedded derivatives within liability host contracts (3)	—	8	(692)	(684)
Long-term debt of CSEs — FVO	—	490	15	505
Trading liabilities (5)	218	—	—	218
Total liabilities	$235	$5,299	$87	$5,621

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within PABs and other liabilities on the consolidated balance sheets. At June 30, 2014 and December 31, 2013, equity securities also included embedded derivatives of ($170) million and ($145) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent 1% of the total estimated fair value of fixed maturity securities and 15% of the total estimated fair value of Level 3 fixed maturity securities.

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
Foreign government, U.S. Treasury and agency and state and political subdivision securities
These securities are principally valued using the market approach. Valuations are based primarily on independent non-binding broker quotations and inputs, including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on matrix pricing that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and equity or bond indexed crediting rates within certain funding agreements and within certain annuity contracts. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
The Company issues certain annuity contracts which allow the policyholder to participate in returns from equity indices. These equity indexed features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs on the consolidated balance sheets.
The estimated fair value of the embedded equity indexed derivatives, based on the present value of future equity returns to the policyholder using actuarial and present value assumptions including expectations concerning policyholder behavior, is calculated by the Company’s actuarial department. The calculation is based on in-force business and uses standard capital market techniques, such as Black-Scholes, to calculate the value of the portion of the embedded derivative for which the terms are set. The portion of the embedded derivative covering the period beyond where terms are set is calculated as the present value of amounts expected to be spent to provide equity indexed returns in those periods. The valuation of these embedded derivatives also includes the establishment of a risk margin, as well as changes in nonperformance risk.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2014, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2013, transfers between Levels 1 and 2 were $101 million.
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
Transfers out of Level 3 for fixed maturity securities, equity securities, FVO and trading securities, short-term investments and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

					June 30, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(5)	-	190	34	(10)	-	240	46	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(1,473)	-	706	129	(1,489)	-	876	174	Decrease
			•	Offered quotes (5)	—	-	120	98	4	-	145	100	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	369	120					Increase
	•	Consensus pricing	•	Offered quotes (5)	31	-	700	234	33	-	145	95	Increase
Foreign government	•	Matrix pricing	•	Credit spreads (4)	53	-	56	54	4	-	72	32	Decrease
	•	Market pricing	•	Quoted prices (5)	1	-	153	102	64	-	156	100	Increase
	•	Consensus pricing	•	Offered quotes (5)	66	-	140	113	84	-	156	107	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	220	-	582	375	(136)	-	3,609	288	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	120	100	10	-	109	98	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	1	-	111	92	69	-	101	93	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(89)	-	833	137	215	-	2,025	409	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	1	-	105	96	70	-	104	97	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	15	-	104	101	90	-	101	95	Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	111	-	1,879	327	30	-	1,878	145	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	106	101	—	-	110	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	—	-	106	99	56	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	267	-	353		248	-	450		Increase (12)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	(19)	-	972		97	-	767		Increase (12)
			•	Correlation (8)	39%	-	47%		38%	-	47%
Credit	•	Present value techniques	•	Credit spreads (9)	99	-	101		98	-	101		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	11%	-	25%		13%	-	28%		Increase (12)
			•	Correlation (8)	60%	-	60%		60%	-	60%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.28%		0%	-	0.14%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.88%		0.04%	-	0.88%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (14)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	40%		(16)
			•	Long-term equity volatilities	7.56%	-	40%		9.14%	-	40%		Increase (17)
			•	Nonperformance risk spread	(0.26)%	-	0.73%		(1.08)%	-	0.83%		Decrease (18)
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

(10)	At both June 30, 2014 and December 31, 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$7,378	$6,501	$1,545	$45	$3,439	$682	$2,800	$21
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	(1)	96	—	25	—	1	—
Net investment gains (losses)	7	(3)	—	—	—	—	2	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	108	339	(91)	—	81	(8)	(3)	—
Purchases (3)	487	394	118	301	802	15	1,616	2
Sales (3)	(455)	(323)	(96)	(26)	(209)	(34)	(259)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	253	223	284	—	—	—	121	12
Transfers out of Level 3 (4)	(413)	(518)	(184)	—	(193)	(60)	(492)	—
Balance, end of period	$7,369	$6,612	$1,672	$320	$3,945	$595	$3,786	$35
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$(2)	$1	$—	$13	$—	$—	$—
Net investment gains (losses)	$—	$(2)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$203	$441	$11	$29	$624	$11	$1,032	$352	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	11	6	—	1	8	—
Net investment gains (losses)	(2)	(3)	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	40	15	—	—	—	—	—	—	—
Purchases (3)	24	—	19	—	281	—	212	24	—
Sales (3)	(2)	—	(2)	—	(270)	—	(461)	(3)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(14)	—
Transfers into Level 3 (4)	2	—	—	69	37	—	—	—	—
Transfers out of Level 3 (4)	(79)	(190)	(8)	—	(107)	—	(538)	—	—
Balance, end of period	$186	$263	$20	$109	$571	$11	$246	$367	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$11	$15	$—	$1	$8	$—
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$56	$(13)	$20	$(356)	$980	$1,730	$(15)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	21	—
Net derivative gains (losses)	9	6	(2)	(45)	255	—	—
Policyholder benefits and claims	—	—	—	2	8	—	—
OCI	11	1	—	—	(18)	—	—
Purchases (3)	—	—	—	4	—	131	—
Sales (3)	—	—	—	—	—	(104)	—
Issuances (3)	—	—	(1)	—	—	58	—
Settlements (3)	(40)	3	—	—	(205)	(27)	—
Transfers into Level 3 (4)	—	—	—	—	—	4	—
Transfers out of Level 3 (4)	—	—	—	—	—	(122)	—
Balance, end of period	$36	$(3)	$17	$(395)	$1,020	$1,691	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$(1)	$4	$(1)	$(46)	$262	$—	$—
Policyholder benefits and claims	$—	$—	$—	$2	$8	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended June 30, 2013
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended June 30, 2013
Balance, beginning of period	$189	$401	$14	$44	$831	$—	$2,130	$—	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	2	(17)	—	2	—	—
Net investment gains (losses)	—	1	—	—	—	—	4	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	(4)	8	—	—	—	—	(38)	—	—
Purchases (3)	8	20	1	—	341	—	247	150	—
Sales (3)	(7)	(22)	(4)	—	(481)	—	(1,783)	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	1	—	2	—	36	—	—	—	—
Transfers out of Level 3 (4)	(4)	—	(2)	—	(117)	—	(218)	—	—
Balance, end of period	$183	$408	$11	$46	$593	$—	$344	$150	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$3	$(9)	$—	$1	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$1	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended June 30, 2013
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$7,148	$6,704	$2,235	$62	$2,957	$972	$4,210	$10
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	4	98	—	35	—	5	—
Net investment gains (losses)	—	(1)	(4)	—	8	—	(38)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	268	298	(77)	—	68	(32)	63	1
Purchases (3)	863	716	179	301	1,176	61	2,098	2
Sales (3)	(562)	(240)	(109)	(1)	(377)	(172)	(567)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	464	517	312	—	146	11	548	32
Transfers out of Level 3 (4)	(816)	(1,386)	(962)	(42)	(68)	(245)	(2,533)	(10)
Balance, end of period	$7,369	$6,612	$1,672	$320	$3,945	$595	$3,786	$35
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$7	$3	$—	$24	$—	$—	$—
Net investment gains (losses)	$(7)	$(2)	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$177	$395	$12	$29	$603	$—	$254	$338	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	11	12	—	1	11	—
Net investment gains (losses)	(2)	(3)	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	43	14	—	—	—	—	(1)	—	—
Purchases (3)	21	—	20	—	318	—	192	51	—
Sales (3)	(14)	—	(5)	—	(368)	(1)	(76)	(8)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(25)	—
Transfers into Level 3 (4)	40	—	—	69	27	12	—	—	—
Transfers out of Level 3 (4)	(79)	(143)	(7)	—	(21)	—	(124)	—	—
Balance, end of period	$186	$263	$20	$109	$571	$11	$246	$367	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$11	$14	$—	$1	$11	$—
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$13	$(11)	$29	$(317)	$1,258	$1,465	$(28)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	65	—
Net derivative gains (losses)	15	8	(9)	(87)	160	—	—
Policyholder benefits and claims	—	—	—	6	23	—	—
OCI	49	—	—	(1)	(24)	—	—
Purchases (3)	—	—	—	4	—	348	—
Sales (3)	—	—	—	—	—	(192)	—
Issuances (3)	—	—	(3)	—	—	82	—
Settlements (3)	(41)	—	—	—	(397)	(28)	13
Transfers into Level 3 (4)	—	—	—	—	—	2	—
Transfers out of Level 3 (4)	—	—	—	—	—	(51)	—
Balance, end of period	$36	$(3)	$17	$(395)	$1,020	$1,691	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$7	$(7)	$(87)	$168	$—	$—
Policyholder benefits and claims	$—	$—	$—	$6	$24	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Six Months Ended June 30, 2013
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Six Months Ended June 30, 2013
Balance, beginning of period	$190	$419	$6	$32	$937	$—	$429	$—	$49
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	5	(24)	—	2	—	—
Net investment gains (losses)	—	(29)	—	—	—	—	(24)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	(7)	65	—	—	—	—	11	—	—
Purchases (3)	12	23	3	—	340	—	332	150	—
Sales (3)	(9)	(70)	—	(5)	(427)	—	(400)	—	(45)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	(4)
Transfers into Level 3 (4)	1	—	2	14	58	—	—	—	—
Transfers out of Level 3 (4)	(4)	—	—	—	(291)	—	(6)	—	—
Balance, end of period	$183	$408	$11	$46	$593	$—	$344	$150	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$5	$(12)	$—	$1	$—	$—
Net investment gains (losses)	$—	$(20)	$—	$—	$—	$—	$1	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Six Months Ended June 30, 2013
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

	Residential Mortgage Loans — FVO (1)		Certain Assets and Liabilities of CSEs — FVO (2)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Assets
Unpaid principal balance	$546	$508	$582	$1,528
Difference between estimated fair value and unpaid principal balance	(179)	(170)	56	70
Carrying value at estimated fair value	$367	$338	$638	$1,598
Loans in non-accrual status	$132	$—	$—	$—
Loans more than 90 days past due	$87	$81	$—	$—
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(103)	$(82)	$—	$—
Liabilities
Contractual principal balance			$512	$1,445
Difference between estimated fair value and contractual principal balance			(7)	10
Carrying value at estimated fair value			$505	$1,455
__________________

(1)	Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$3	$—	$5	$—
Other changes in estimated fair value	3	—	4	—
Total gains (losses) recognized in net investment income	$6	$—	$9	$—

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$146	$242	$(1)	$10	$(2)	$17
Other limited partnership interests (2)	$69	$70	$(35)	$(39)	$(37)	$(39)
Real estate joint ventures (3)	$—	$3	$—	$—	$—	$(2)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2014 and 2013 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both June 30, 2014 and 2013 were not significant.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$56,218	$—	$—	$59,194	$59,194
Policy loans	$11,785	$—	$1,689	$11,769	$13,458
Real estate joint ventures	$92	$—	$—	$171	$171
Other limited partnership interests	$847	$—	$—	$1,085	$1,085
Other invested assets	$656	$216	$95	$345	$656
Premiums, reinsurance and other receivables	$4,014	$—	$1,642	$2,420	$4,062
Other assets	$1,057	$—	$974	$76	$1,050
Liabilities
PABs	$138,216	$—	$—	$144,112	$144,112
Long-term debt	$16,248	$—	$18,293	$—	$18,293
Collateral financing arrangements	$4,196	$—	$—	$3,993	$3,993
Junior subordinated debt securities	$3,193	$—	$4,131	$—	$4,131
Other liabilities	$5,900	$—	$4,610	$1,293	$5,903
Separate account liabilities	$119,236	$—	$119,236	$—	$119,236

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,770	$—	$—	$57,924	$57,924
Policy loans	$11,764	$—	$1,694	$11,512	$13,206
Real estate joint ventures	$102	$—	$—	$169	$169
Other limited partnership interests	$950	$—	$—	$1,109	$1,109
Other invested assets	$844	$322	$163	$359	$844
Premiums, reinsurance and other receivables	$3,116	$—	$728	$2,382	$3,110
Other assets	$324	$—	$210	$142	$352
Liabilities
PABs	$139,735	$—	$—	$144,631	$144,631
Long-term debt	$17,170	$—	$18,564	$—	$18,564
Collateral financing arrangements	$4,196	$—	$—	$3,984	$3,984
Junior subordinated debt securities	$3,193	$—	$3,789	$—	$3,789
Other liabilities	$2,239	$—	$948	$1,292	$2,240
Separate account liabilities	$117,562	$—	$117,562	$—	$117,562

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
Other Assets
These other assets are principally comprised of a receivable for funds due but not yet settled and a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement described in Note 13 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Long-term Debt
Senior Notes
In April 2014, MetLife, Inc. issued $1.0 billion of senior notes due in April 2024 which bear interest at a fixed rate of 3.60%, payable semi-annually. In May 2014, MetLife, Inc. redeemed $200 million aggregate principal amount of MetLife, Inc.’s 5.875% senior notes due in November 2033.
Credit Facilities
In May 2014, MetLife, Inc. and MetLife Funding, entered into a $4.0 billion five-year unsecured credit agreement, which amended and restated both the five-year $3.0 billion and the five-year $1.0 billion unsecured credit agreements in their entireties into a single agreement (the “2014 Five-Year Credit Agreement”). The facility made available by the 2014 Five-Year Credit Agreement may be used for general corporate purposes (including in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). All borrowings under the 2014 Five-Year Credit Agreement must be repaid by May 30, 2019, except that letters of credit outstanding on that date may remain outstanding until no later than May 30, 2020. MetLife, Inc. incurred costs of $6 million related to the 2014 Five-Year Credit Agreement, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the 2014 Five-Year Credit Agreement.
10. Equity
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
Payout of 2011 – 2013 Performance Shares
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
Payout of 2011 – 2013 Performance Units
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., net of income tax, was as follows:

	Three Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$11,276	$404	$(1,843)	$(1,622)	$8,215
OCI before reclassifications	4,330	175	(5)	6	4,506
Deferred income tax benefit (expense)	(1,336)	(48)	53	(2)	(1,333)
OCI before reclassifications, net of income tax	14,270	531	(1,795)	(1,618)	11,388
Amounts reclassified from AOCI	(176)	(80)	77	46	(133)
Deferred income tax benefit (expense)	55	25	(27)	(16)	37
Amounts reclassified from AOCI, net of income tax	(121)	(55)	50	30	(96)
Sale of subsidiary (2)	(320)	—	6	—	(314)
Deferred income tax benefit (expense)	80	—	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	—	(234)
Balance, end of period	$13,909	$476	$(1,739)	$(1,588)	$11,058

	Three Months Ended June 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,332	$905	$(1,205)	$(2,452)	$10,580
OCI before reclassifications	(5,320)	(311)	(633)	2	(6,262)
Deferred income tax benefit (expense)	1,844	96	13	—	1,953
OCI before reclassifications, net of income tax	9,856	690	(1,825)	(2,450)	6,271
Amounts reclassified from AOCI	(189)	53	—	52	(84)
Deferred income tax benefit (expense)	42	(9)	—	(18)	15
Amounts reclassified from AOCI, net of income tax	(147)	44	—	34	(69)
Balance, end of period	$9,709	$734	$(1,825)	$(2,416)	$6,202

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Equity (continued)

	Six Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,183	$231	$(1,659)	$(1,651)	$5,104
OCI before reclassifications	9,182	496	(222)	6	9,462
Deferred income tax benefit (expense)	(2,981)	(161)	86	(2)	(3,058)
OCI before reclassifications, net of income tax	14,384	566	(1,795)	(1,647)	11,508
Amounts reclassified from AOCI	(349)	(134)	77	91	(315)
Deferred income tax benefit (expense)	114	44	(27)	(32)	99
Amounts reclassified from AOCI, net of income tax	(235)	(90)	50	59	(216)
Sale of subsidiary (2)	(320)	—	6	—	(314)
Deferred income tax benefit (expense)	80	—	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	—	(234)
Balance, end of period	$13,909	$476	$(1,739)	$(1,588)	$11,058

	Six Months Ended June 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,590	$829	$(533)	$(2,489)	$11,397
OCI before reclassifications	(5,494)	(373)	(1,230)	2	(7,095)
Deferred income tax benefit (expense)	1,919	118	(62)	—	1,975
OCI before reclassifications, net of income tax	10,015	574	(1,825)	(2,487)	6,277
Amounts reclassified from AOCI	(469)	234	—	107	(128)
Deferred income tax benefit (expense)	163	(74)	—	(36)	53
Amounts reclassified from AOCI, net of income tax	(306)	160	—	71	(75)
Balance, end of period	$9,709	$734	$(1,825)	$(2,416)	$6,202
__________________

(1)	See Note 6 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

(2)	See Note 3.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$86	$171	$194	$461	Net investment gains (losses)
Net unrealized investment gains (losses)	59	22	85	43	Net investment income
Net unrealized investment gains (losses)	37	—	72	—	Net derivative gains (losses)
OTTI	(6)	(4)	(2)	(35)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	176	189	349	469
Income tax (expense) benefit	(55)	(42)	(114)	(163)
Net unrealized investment gains (losses), net of income tax	121	147	235	306
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	12	10	27	14	Net derivative gains (losses)
Interest rate swaps	2	2	4	4	Net investment income
Interest rate forwards	2	3	2	6	Net derivative gains (losses)
Interest rate forwards	1	—	2	1	Net investment income
Interest rate forwards	1	—	1	(1)	Other expenses
Foreign currency swaps	62	(68)	98	(257)	Net derivative gains (losses)
Foreign currency swaps	—	(1)	(1)	(2)	Net investment income
Foreign currency swaps	—	—	1	—	Other expenses
Credit forwards	—	1	—	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	80	(53)	134	(234)
Income tax (expense) benefit	(25)	9	(44)	74
Gains (losses) on cash flow hedges, net of income tax	55	(44)	90	(160)

Foreign translation adjustment	(77)	—	(77)	—	Net investment gains (losses)
Income tax (expense) benefit	27	—	27	—
Foreign translation adjustment, net of income tax	(50)	—	(50)	—
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(47)	(70)	(91)	(141)
Amortization of prior service (costs) credit	1	18	—	34
Amortization of defined benefit plan items, before income tax	(46)	(52)	(91)	(107)
Income tax (expense) benefit	16	18	32	36
Amortization of defined benefit plan items, net of income tax	(30)	(34)	(59)	(71)
Total reclassifications, net of income tax	$96	$69	$216	$75
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Compensation	$1,210	$1,227	$2,415	$2,518
Pension, postretirement and postemployment benefit costs	117	122	237	245
Commissions	1,302	1,387	2,590	2,775
Volume-related costs	211	196	412	379
Capitalization of DAC	(1,032)	(1,212)	(2,078)	(2,468)
Amortization of DAC and VOBA	1,062	958	2,120	1,782
Amortization of negative VOBA	(111)	(138)	(226)	(284)
Interest expense on debt	312	321	624	642
Premium taxes, licenses and fees	195	166	420	325
Professional services	366	324	687	627
Rent and related expenses, net of sublease income	93	101	178	194
Other	497	573	1,006	1,428
Total other expenses	$4,222	$4,025	$8,385	$8,163
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

	Three Months Ended June 30,
	2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$24	$5	$29	$20	$—	$20
Restructuring charges	14	4	18	7	9	16
Cash payments	(22)	(2)	(24)	(15)	—	(15)
Balance, end of period	$16	$7	$23	$12	$9	$21

	Six Months Ended June 30,
	2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$40	$6	$46	$23	$—	$23
Restructuring charges	26	5	31	37	12	49
Cash payments	(50)	(4)	(54)	(48)	(3)	(51)
Balance, end of period	$16	$7	$23	$12	$9	$21
Total restructuring charges incurred since inception of initiative	$267	$39	$306	$178	$30	$208

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Other Expenses (continued)

Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2016. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at June 30, 2014.
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
The components of net periodic benefit costs were as follows:

	Three Months Ended June 30,
	2014				2013
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Service costs	$50	$14	$4	$1	$59	$17	$5	$1
Interest costs	109	4	23	—	97	3	23	—
Expected return on plan assets	(118)	(2)	(18)	(1)	(121)	(1)	(19)	—
Amortization of net actuarial (gains) losses	44	—	3	—	57	—	13	—
Amortization of prior service costs (credit)	—	—	(1)	—	—	—	(18)	—
Net periodic benefit costs	$85	$16	$11	$—	$92	$19	$4	$1

	Six Months Ended June 30,
	2014				2013
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Service costs	$100	$34	$7	$1	$118	$34	$10	$1
Interest costs	218	7	46	1	194	7	46	1
Expected return on plan assets	(237)	(4)	(37)	(1)	(242)	(3)	(38)	—
Amortization of net actuarial (gains) losses	85	—	6	—	114	—	27	—
Amortization of prior service costs (credit)	1	—	(1)	—	3	—	(37)	—
Net periodic benefit costs	$167	$37	$21	$1	$187	$38	$8	$2

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except share and per share data)
Weighted Average Shares
Weighted average common stock outstanding for basic earnings per common share	1,127,986,031	1,097,889,347	1,126,876,090	1,096,815,883
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	3,756,390	—	3,571,043	—
Exercise or issuance of stock-based awards	10,519,694	8,790,971	10,338,697	7,875,396
Weighted average common stock outstanding for diluted earnings per common share	1,142,262,115	1,106,680,318	1,140,785,830	1,104,691,279
Income (Loss) from Continuing Operations
Income (loss) from continuing operations, net of income tax	$1,376	$508	$2,718	$1,503
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	10	8	21	14
Less: Preferred stock dividends	31	31	61	61
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1,335	$469	$2,636	$1,428
Basic	$1.18	$0.43	$2.34	$1.30
Diluted	$1.17	$0.43	$2.31	$1.29
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations, net of income tax	$—	$2	$(3)	$(1)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$2	$(3)	$(1)
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net Income (Loss)
Net income (loss)	$1,376	$510	$2,715	$1,502
Less: Net income (loss) attributable to noncontrolling interests	10	8	21	14
Less: Preferred stock dividends	31	31	61	61
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,335	$471	$2,633	$1,427
Basic	$1.18	$0.43	$2.34	$1.30
Diluted	$1.17	$0.43	$2.31	$1.29
__________________

(1)
See Note 15 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for a description of the Company’s common equity units. For the three months and six months ended June 30, 2013, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share as these assumed shares are anti-dilutive.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2014. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $390 million.
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
As reported in the 2013 Annual Report, MLIC received approximately 5,898 asbestos-related claims in 2013. During the six months ended June 30, 2014 and 2013, MLIC received approximately 2,569 and 3,129 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14. Contingencies, Commitments and Guarantees (continued)

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2014.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries from regulators in the United States, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission (the “SEC”); federal governmental authorities, including congressional committees; the Financial Industry Regulatory Authority (“FINRA”), as well as from local and national regulators and government authorities in countries outside the United States where MetLife conducts business, seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.
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
New York Licensing Inquiry
The Company entered into a consent order with the Department of Financial Services to resolve its inquiry into whether American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) conducted business in New York without a license and whether representatives acting on behalf of these companies solicited, sold or negotiated insurance products in New York without a license. The Company entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. Pursuant to these agreements, in the first quarter of 2014, the Company paid $50 million to the Department of Financial Services and $10 million to the District Attorney, New York County. The Department of Financial Services consent order allows the Company, through an authorized insurer, to continue activities in New York related to its global employee benefits business through June 30, 2015. The Company is seeking legislation to allow for such activities beyond that date. The Company is continuing to cooperate with the New York State Office of the Attorney General Taxpayer Protection Bureau as to its inquiry concerning American Life’s and DelAm’s New York State tax filings.
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
Unclaimed Property Litigation
On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12‑C-295) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MLI‑USA, NELICO, MICC and GALIC, respectively. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has filed a notice to appeal the dismissal order.

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
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a second amended complaint alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.
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
Derivative Actions and Demands
Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. Plaintiffs allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The two state court actions (Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012) and Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012)), have been consolidated under the caption In re: MetLife Shareholder Derivative Action. On January 22, 2014, the state court issued an order granting defendants’ motion to dismiss on the basis that plaintiffs had not established that their failure to make the required pre-suit demand to the Board of Directors should be excused. On May 16, 2014, the state court denied plaintiffs’ motion for leave to reargue the January 22, 2014 order, granting defendants’ motion to dismiss. The two actions filed in federal court (Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012) and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012)) have been consolidated and stayed pending further order of the court. The defendants intend to continue to defend this action vigorously.
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
C‑Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014).
Plaintiffs filed these lawsuits against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and the date of the court’s preliminary approval of the settlement. Following this agreement, the Fauley case was filed in Illinois, and the C-Mart and Cadenasso cases were voluntarily dismissed. In August 2014, the Fauley court preliminarily approved the settlement, certified a nationwide settlement class, and scheduled the final approval hearing for November 2014.

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.6 billion and $3.4 billion at June 30, 2014 and December 31, 2013, respectively.
Commitments to Fund Partnerships Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.9 billion and $5.3 billion at June 30, 2014 and December 31, 2013, respectively.
15. Subsequent Event
Common Stock Dividend
On July 7, 2014, MetLife, Inc.’s Board of Directors declared a third quarter 2014 common stock dividend of $0.35 per share payable on September 12, 2014 to shareholders of record as of August 8, 2014. The Company estimates the aggregate dividend payment to be $396 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, operating earnings and operating earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. See “— Non-GAAP and Other Financial Disclosures” for definitions of these and other measures.
Executive Summary
MetLife is a global provider of life insurance, annuities, employee benefits and asset management. MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Home Loans LLC (“MLHL”), the surviving, non-bank entity of the merger of MetLife Bank, National Association (“MetLife Bank”) with and into MLHL. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for information regarding the Company’s exit from the MetLife Bank businesses and other business activities. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.

Certain international subsidiaries have a fiscal year cutoff of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of May 31, 2014 and November 30, 2013 and the operating results of such subsidiaries for the three months and six months ended May 31, 2014 and 2013.  The Company is in the process of converting to calendar year reporting for these subsidiaries. We expect to substantially complete these conversions by 2016. Amounts relating to the conversions to date have been de minimis and, therefore, have been reported in net income in the quarter of conversion.
In the first quarter of 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”) and, as a result, began reporting the operations of MAL as divested business. The sale of MAL was completed in May 2014. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. Consequently, the results for Corporate Benefit Funding decreased by $4 million, net of $2 million of income tax, and $9 million, net of $5 million of income tax, for the three months and six months ended June 30, 2013, respectively. Also, the results for Corporate & Other decreased by $4 million, net of $2 million of income tax, and $7 million, net of $4 million of income tax, for the three months and six months ended June 30, 2013, respectively.

In October 2013, MetLife, Inc. completed its previously announced acquisition of Administradora de Fondos de Pensiones Provida S.A. (“ProVida”), the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of ProVida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information on the acquisition of ProVida.
In 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. The companies to be merged are MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with an affiliate all existing New York insurance policies and annuity contracts that include a separate account feature. On December 31, 2013, MICC deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MICC’s remaining New York policyholder liabilities not covered by such reinsurance, which became restricted on January 1, 2014.
The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators by reducing our exposure to and use of captive reinsurers; (ii) will alleviate the need to use MetLife, Inc. cash to fund derivative collateral requirements; (iii) will increase transparency relative to our capital allocation and variable annuity risk management; and (iv) may impact the aggregate amount of dividends permitted to be paid without insurance regulatory approval. See “— Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Insurance Regulatory Examinations,” “— Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries,” “— Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Affiliated Capital Transactions” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the impact of the Mergers, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report for information on our use of captive reinsurers. See also “Risk Factors — Acquisition-Related Risks — We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” included in the 2013 Annual Report for information regarding the potential impact on our operations if the Mergers or related regulatory approvals are prevented or delayed.
Sales experience was mixed across our businesses for the three months ended June 30, 2014 as compared to the same period of 2013. As a result of our continued focus on pricing discipline and risk management, sales of our variable annuity and Japan life products declined. Unfavorable mortality and morbidity experience adversely impacted our results. An increase in the average value of our separate accounts from continued strong equity market performance produced higher asset-based fee revenue. Positive net flows in combination with sales growth in our international segments increased our investment portfolio, resulting in higher investment income. The sustained low interest rate environment reduced investment yields, but also reduced interest crediting rates. In addition, changes in long-term interest rates resulted in derivative gains for the current period compared with losses in the prior period. Finally, the current period includes a loss on the disposition of MAL.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,376	$508	$2,718	$1,503
Less: Net investment gains (losses)	(125)	110	(536)	424
Less: Net derivative gains (losses)	311	(1,690)	654	(2,320)
Less: Other adjustments to continuing operations (1)	(475)	(94)	(777)	(829)
Less: Provision for income tax (expense) benefit	44	566	164	955
Operating earnings	1,621	1,616	3,213	3,273
Less: Preferred stock dividends	31	31	61	61
Operating earnings available to common shareholders	$1,590	$1,585	$3,152	$3,212
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
During the three months ended June 30, 2014, income (loss) from continuing operations, net of income tax, increased $868 million over the prior period. The change was predominantly due to a favorable change in net derivative gains (losses) of $2.0 billion ($1.3 billion, net of income tax) driven by changes in interest rates. This was offset by an unfavorable change in net investment gains (losses) of $235 million ($153 million, net of income tax) primarily driven by a loss on the disposition of MAL. In addition, an unfavorable change in other adjustments to continuing operations of $381 million ($248 million, net of income tax) was primarily associated with asymmetrical GAAP accounting treatment for insurance contracts.
A slight increase in operating earnings available to common shareholders is the result of higher asset-based fee revenues from improved equity market performance, higher net investment income from portfolio growth and a decrease in interest credited expense, which was more than offset by unfavorable mortality and morbidity experience and a decrease in investment yields. In addition, our results for the current period include a $56 million, net of income tax, favorable reserve adjustment related to disability premium waivers in our retail life business. The fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings available to common shareholders by $57 million, net of income tax. Effective January 1, 2014, the Patient Protection and Affordable Care Act (“PPACA”) mandated that an annual fee be imposed on health insurers. This fee, which was not deductible for income tax purposes, reduced operating earnings by $15 million in the current period.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
During the six months ended June 30, 2014, income (loss) from continuing operations, net of income tax, increased $1.2 billion over the prior period. The change was predominantly due to a favorable change in net derivative gains (losses) of $3.0 billion ($1.9 billion, net of income tax) driven by changes in interest rates and foreign currency exchange rates. This was offset by an unfavorable change in net investment gains (losses) of $960 million ($624 million, net of income tax) primarily driven by a loss on the disposition of MAL.
Operating earnings available to common shareholders decreased $60 million from the prior period. This decrease reflects unfavorable mortality and morbidity experience and a decrease in investment yields, along with higher asset-based fee revenues from improved equity market performance, higher net investment income from portfolio growth and a decrease in interest credited expense. Our results for the current period include charges totaling $57 million for a settlement with the Department of Financial Services and the District Attorney, New York County in relation to their respective inquiries into whether American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) conducted business in New York without a license and whether representatives acting on behalf of the companies solicited, sold or negotiated insurance products in New York without a license. Our results for the current period also include a $56 million, net of income tax, favorable reserve adjustment related to disability premium waivers in our retail life business. The fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings available to common shareholders by $111 million, net of income tax. The PPACA fee, which was not deductible for income tax purposes, reduced operating earnings by $29 million in the current period.

Consolidated Company Outlook
As part of an enterprise-wide strategic initiative, by 2016, we expect to increase our operating return on common equity, excluding accumulated other comprehensive income (“AOCI”), to the 12% to 14% range, driven by higher operating earnings. This target assumes that regulatory capital rules appropriately reflect the life insurance business model and that we have clarity on the rules in a reasonable time frame, allowing for meaningful share repurchases prior to 2016. If we are unable to repurchase a sufficient amount of shares, we expect the range of our operating return on common equity, excluding AOCI, to be 11% to 13%. Also, as part of this initiative, we will leverage our scale to improve the value we provide to customers and shareholders in order to achieve $1 billion in efficiencies, $600 million of which is expected to be related to net pre-tax expense savings, and $400 million of which we expect to be primarily reinvested in our technology, platforms and functionality to improve our current operations and develop new capabilities. We also continue to shift our product mix toward protection products and away from more capital-intensive products, in order to generate more predictable operating earnings and cash flows, and improve our risk profile and free cash flow. Finally, we plan to grow our investment management business which provides asset management products and services to our customers.
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
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2013 Annual Report and in Part I, Item 2, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
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
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. This, combined with greater European Central Bank (“ECB”) support and improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of certain countries in Europe’s perimeter region and the risk of possible withdrawal of one or more countries from the Euro zone. See “— Investments — Current Environment” for information regarding credit ratings downgrades, support programs for Europe’s perimeter region and our exposure to obligations of European governments and private obligors.
The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of unlimited quantities of sovereign bonds with maturities of one to three years. The OMT has not been activated to date, but the possibility of its use by the ECB has succeeded in reducing investor concerns over the possible withdrawal of one or more countries from the Euro zone and has helped to lower sovereign yields in Europe’s perimeter region. The Euro zone has emerged from its recession, but economic growth is expected to remain relatively muted, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region in particular continue to pursue policies to reduce their relative cost of production and reduce macroeconomic imbalances. More recently, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia and Argentina, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2013 Annual Report. See also “— Investments — Current Environment — Selected Country Investments” for information regarding our investments in Ukraine, Russia, and Argentina.

We face substantial exposure to the Japanese economy given our operations there. Despite a broad recovery in Gross Domestic Product (“GDP”) growth and rising inflation over the last year, structural weaknesses and debt sustainability have yet to be addressed effectively, which leaves the economy vulnerable to further disruption. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other developed country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the announcement of a supplementary budget stimulus program totaling 2% of GDP and the adoption of a 2% inflation target by the Bank of Japan. In early April 2013, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. In October 2013, the government agreed to raise the consumption tax from 5% to 8% effective April 1, 2014. While this was a positive step, the fiscal impact is likely to be neutral in the short term given the accompanying stimulus spending package. Despite this, the yen has weakened and inflation is expected to fall from current levels this year. As a result of the foregoing, Japan’s public debt trajectory could continue to rise until a strategy to consolidate public finances and growth-enhancing reforms are implemented.
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
On July 30, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions since the inception of the current asset purchase program, decided to continue to modestly reduce the pace of its purchases of agency mortgage-backed securities from $15 billion per month to $10 billion per month and the pace of its purchases of longer-term U.S. Treasury securities from $20 billion per month to $15 billion per month, beginning in August 2014. Since December 2013, the FOMC has made similar measured reductions in the pace of its purchases of agency mortgage-backed securities and the pace of its purchases of longer-term U.S. Treasury securities. These quantitative easing measures are intended to stimulate the economy by keeping interest rates at low levels. The FOMC will closely monitor economic and financial developments in determining when to further moderate these quantitative easing measures, including with respect to the outlook for the labor market and inflation, as well as its assessment of the likely efficacy and costs of such purchases. The FOMC has stated that it will likely reduce the pace of its asset purchases in further measured steps at future meetings, and may make the final reduction following its October 2014 meeting, if subsequent economic data remains broadly aligned with its current expectations for a strengthening in the U.S. economy. The further reduction or end of the Federal Reserve Board’s quantitative easing program could potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, and may affect interest rates and risk markets in other developed and emerging economies. Even after the quantitative easing program ends and the economy strengthens, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to .25% for a considerable time, subject to labor market conditions and inflation indicators and expectations.
Expectations for the end of the Federal Reserve Board’s quantitative easing program and the potential for future raises in interest rates in the U.S. has prompted central banks in other parts of the world, including Brazil and India, to raise interest rates. Notably, however, the ECB, on June 5, 2014, adopted an array of stimulus measures, including a negative rate on bank deposits, intended to lessen the risk of a prolonged period of deflation and support economic recovery in the Euro zone. We cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”
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
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included elsewhere herein, as well as “Business — U.S. Regulation,” “Business — International Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2013 Annual Report. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.
U.S. Regulatory Developments
Insurance Regulatory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein, and in Note 21 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, during the six months ended June 30, 2014 and the years ended December 31, 2013, 2012 and 2011, MetLife has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.
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
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein, and Note 21 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.

The Company has entered into a consent order with the Department of Financial Services to resolve its inquiry into whether American Life and DelAm conducted business in New York without a license and whether representatives acting on behalf of these companies solicited, sold or negotiated insurance products in New York without a license. The Company has entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. The Department of Financial Services consent order allows the Company, through an authorized insurer, to continue activities in New York related to its global employee benefits business through June 30, 2015. The Company is seeking legislation to allow for such activities beyond that date. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein for further information regarding the consent order and the deferred prosecution agreement.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. The Financial Condition Committee of the NAIC has charged its Financial Analysis Working Group with the task of performing a peer review of captive insurer reserve financings in order to gather more information regarding their nature and how extensively they are used. The NAIC contracted with Rector & Associates to study captives and recommend additional regulation. Rector & Associates issued recommendations in June 2014, modifying its report which was released for comment in late February 2014 (as modified, the “Rector Report”). The Rector Report was adopted by the NAIC on June 30, 2014. The adoption triggers charges to a number of NAIC working groups to develop, adopt and implement additional regulations on captives. It is premature to project the impact, if any, of any new captive regulations on MetLife. In late March 2014, the NAIC released for comment a proposed redefinition of “multi-state insurers” to prospectively include U.S. captive reinsurers, which would entail that certain standards, such as solvency standards, that apply to multi-state insurers would apply to U.S. captive reinsurers. Any states that did not apply multi-state insurer requirements would be at risk of losing their NAIC accreditation. As comments received on the proposed redefinition of “multi-state insurers” have been negative, it is premature to project its impact, if it is adopted, on captive usage by MetLife.
Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede most of the variable annuity guarantee risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If state insurance regulators restrict the use of such captive reinsurers by following the lead of the Department of Financial Services which has recommended a moratorium on such transactions, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. In 2013, MetLife, Inc. announced its plans for the Mergers. See “— Executive Summary” for further information on the Mergers. The Mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
The NAIC has been reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims in the event of an insurance company insolvency, and adopted recommendations, subject to further review and development of guidance at a working group, on July 1, 2014. We are currently evaluating the impact, if any, that these recommendations may have on our business. The NAIC and certain state regulators continue to look at the use of non-insulated book value separate accounts for retail index-linked variable annuities and, for this business, the risk of unfavorable regulatory developments remains and our ability to do business in these markets could be adversely affected.
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

Enhanced Prudential Standards for Non-Bank SIFIs
On July 16, 2013, MetLife, Inc. was notified by the Financial Stability Oversight Council (“FSOC”) that it had reached Stage 3 in the process to determine whether MetLife, Inc. would be named a non-bank systemically important financial institution (“non-bank SIFI”). We have been providing information to the FSOC to assist in its evaluation of MetLife, Inc. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, in accordance with the requirements of section 165 of Dodd-Frank, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. As described below, the Federal Reserve Board has finalized a number of these requirements for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more, but generally has not taken further action to implement most of these requirements for non-bank SIFIs.
In October 2013, the Federal Reserve Board proposed specific regulations relating to liquidity requirements for banking organizations and some non-bank SIFIs, although the rules would not apply to non-bank SIFIs with substantial insurance operations. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management (including establishing a risk committee), stress-test requirements, and a 15-to-1 debt-to-equity limit for these companies. The amendments also establish risk committee requirements and capital stress testing requirements for certain bank holding companies and foreign banking organizations with total consolidated assets of $10 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. The Federal Reserve Board indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which MetLife, Inc. would be regulated, if it were designated as a non-bank SIFI, remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, the business and competitive position of such insurer non-bank SIFIs could be materially and adversely affected. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation - U.S. — Federal Regulatory Agencies.” Legislation that would clarify that the Federal Reserve Board may tailor capital rules for insurer non-bank SIFIs has been adopted by the U.S. Senate and is pending in the House of Representatives.
The stress testing requirements have been implemented and require non-bank SIFIs (as well as bank holding companies with $50 billion or more of assets) to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve Board and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If MetLife, Inc. is designated by the FSOC as a non-bank SIFI, its competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
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
International Regulatory Developments
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate and are exposed to increased political, legal, financial, operational and other risks. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators. Changes in the laws and regulations that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions. For example, legislation in Poland became effective on February 1, 2014, enacting significant changes to the country’s pension system, including redemption of Polish government bonds held by pension funds. This legislation will have a negative impact on our pension business in Poland, but will not have a material impact on our overall pension business. See “— Results of Operations — Segment Results and Corporate & Other — EMEA” for a discussion of a write-down of DAC and VOBA associated with this business. In addition, a tax reform bill is currently pending in Chile which includes a gradual increase in the corporate tax rate from 20% to 25% and the elimination of the taxable profits fund, an exemption on taxes on corporate income that is reinvested. As a result, we anticipate a one-time charge related to the increase in a deferred tax liability. The Ministry of Finance proposed amendments after the bill was introduced and some aspects of the tax reform may still change further. Also pending in Chile are changes to its pension system: a bill to create a state-owned pension company was introduced and a Presidential Advisory Committee was created to draft a reform proposal of the pension system. Both proposals are not finalized and may still change further during their congressional review. It is premature to predict the impact of such reforms on our pension business in Chile.
We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight generally, to continue to increase. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2013 Annual Report.
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
Leading up to Solvency II’s effective date, EIOPA has published Interim Guidelines aimed at increasing preparedness of both supervisors and insurers. The Interim Guidelines are applicable from January 1, 2014 and include certain reporting and organizational requirements with which we are complying in accordance with the requirements of our local regulators. During 2014, the European Commission and EIOPA have progressed to “Level 2” rulemaking based on the adopted Omnibus II law.

In addition, our insurance business in Mexico will be impacted by Mexico’s insurance law reform, adopted in February 2013 (effective in April 2015). The law reform envisions a Solvency II-type regulatory framework, instituting changes to reserve and capital requirements and corporate governance and fostering greater transparency. The new regime includes secondary regulations subject to a 16-month consultation period, during which quantitative and qualitative impact studies will be performed and input from affected companies will be reviewed. In Chile, the law implementing Solvency II-like regulation is currently in the studies stage. However, the Chilean Insurance Regulator has already issued two resolutions, one for governance, and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. The impact study considering the second draft of the regulation for RBC requirements was completed in May 2014. The law is expected to be published and approved in 2015, with the RBC regulation in force in 2016.
Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and has published a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB will update the list annually beginning in November 2014.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. On July 9, 2014, the IAIS issued a second exposure draft of the basic capital requirements (“BCR”) that the FSB has directed the IAIS to develop. The BCR provides a basis for the calculation of the HLA requirements. The BCR and HLA requirements are scheduled to be finalized by the end of 2014 and 2015, respectively. The IAIS has indicated that BCR will apply to G-SIIs in 2015 or shortly thereafter. Initially, reporting is expected to be on a confidential basis, subject to access by the IAIS for refinement purposes, if necessary. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, the IAIS proposes to develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs in the U.S., is uncertain.
Mortgage and Foreclosure-Related Exposures
MetLife no longer engages in the origination, sale and servicing of forward and reverse residential mortgage loans. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our mortgage and foreclosure-related exposures.
Notwithstanding its exit from the origination and servicing businesses, MetLife Bank remained obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $103 million and $104 million at June 30, 2014 and December 31, 2013, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $45 million and $46 million at June 30, 2014 and December 31, 2013, respectively. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.

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
Acquisitions and Dispositions
In July 2014, the previously announced life insurance joint venture in Vietnam among MetLife, Inc., Bank for Investment & Development of Vietnam and Bank for Investment & Development of Vietnam Insurance Corporation received all regulatory approvals and operations are expected to commence later in 2014.
In April 2014, MetLife, Inc. and Malaysia’s AMMB Holdings Bhd successfully completed the formation of their previously announced strategic partnership, in which each now holds approximately 50% of both AmMetLife Insurance Berhad and AmMetTakaful Berhad, each of which are parties to new exclusive 20-year distribution agreements with AMMB Holdings Bhd bank affiliates.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions and Dispositions” included in the 2013 Annual Report for additional information.
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding the Company’s disposition.

Results of Operations
Consolidated Results

Sales experience was mixed across our businesses for the three months ended June 30, 2014 as compared to the same period of 2013. Despite the slow economic recovery in the U.S., our disability, dental and group term life businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. The introduction of new products also drove growth in our voluntary benefits business. While the sustained low interest rate environment has contributed to the underfunding of pension plans, we experienced an increase in sales of pension closeouts. Competitive pricing and a relative increase in participation drove an increase in structured settlement sales. Sales of domestic variable annuities and Japan life products declined as we continue to focus on pricing discipline and risk management. In our Retail segment, higher fixed income annuity sales were partially offset by lower variable and universal life sales, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products. Sales in the majority of our other businesses abroad have improved.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues
Premiums	$9,873	$9,158	$19,092	$18,309
Universal life and investment-type product policy fees	2,458	2,371	4,879	4,662
Net investment income	5,259	5,282	10,294	11,359
Other revenues	490	490	968	970
Net investment gains (losses)	(125)	110	(536)	424
Net derivative gains (losses)	311	(1,690)	654	(2,320)
Total revenues	18,266	15,721	35,351	33,404
Expenses
Policyholder benefits and claims and policyholder dividends	10,385	9,289	20,012	18,997
Interest credited to policyholder account balances	1,709	1,846	3,178	4,436
Capitalization of DAC	(1,032)	(1,212)	(2,078)	(2,468)
Amortization of DAC and VOBA	1,062	958	2,120	1,782
Amortization of negative VOBA	(111)	(138)	(226)	(284)
Interest expense on debt	312	321	624	642
Other expenses	3,991	4,096	7,945	8,491
Total expenses	16,316	15,160	31,575	31,596
Income (loss) from continuing operations before provision for income tax	1,950	561	3,776	1,808
Provision for income tax expense (benefit)	574	53	1,058	305
Income (loss) from continuing operations, net of income tax	1,376	508	2,718	1,503
Income (loss) from discontinued operations, net of income tax	—	2	(3)	(1)
Net income (loss)	1,376	510	2,715	1,502
Less: Net income (loss) attributable to noncontrolling interests	10	8	21	14
Net income (loss) attributable to MetLife, Inc.	1,366	502	2,694	1,488
Less: Preferred stock dividends	31	31	61	61
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,335	$471	$2,633	$1,427
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
During the three months ended June 30, 2014, income (loss) from continuing operations, before provision for income tax, increased $1.4 billion ($868 million, net of income tax) from the prior period primarily driven by a favorable change in net derivative gains (losses), partially offset by an unfavorable change in net investment gains (losses). In addition, an unfavorable change in other adjustments to continuing operations was primarily associated with asymmetrical GAAP accounting treatment for insurance contracts.

We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes, including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within fair value option (“FVO”) and trading securities, contractholder-directed unit-linked investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances (“PABs”) through interest credited to policyholder account balances.
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

	Three Months Ended June 30,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$184	$(951)
Foreign currency exchange rate	(38)	(408)
Credit	33	15
Equity	(28)	17
Non-VA embedded derivatives	(66)	92
Total non-VA program derivatives	85	(1,235)
VA program derivatives
Market risks in embedded derivatives	380	1,312
Nonperformance risk on embedded derivatives	(51)	(236)
Other risks in embedded derivatives	(34)	(89)
Total embedded derivatives	295	987
Freestanding derivatives hedging embedded derivatives	(69)	(1,442)
Total VA program derivatives	226	(455)
Net derivative gains (losses)	$311	$(1,690)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.3 billion ($858 million, net of income tax). This was primarily due to long-term interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive-fixed interest rate swaps, interest rate swaptions and net long interest rate floors. These freestanding derivatives were primarily hedging long duration liability portfolios. The strengthening of the Japanese yen relative to other key currencies favorably impacted foreign currency forwards and futures that primarily hedge foreign denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $681 million ($443 million, net of income tax). This was due to a favorable change of $441 million ($287 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, a favorable change of $185 million ($120 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and a favorable change of $55 million ($36 million, net of income tax) on other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $441 million ($287 million, net of income tax) favorable change was comprised of a $1.4 billion ($893 million, net of income tax) favorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was partially offset by a $932 million ($606 million, net of income tax) unfavorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•
Key equity index levels increased more in the current period than in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives.

•
Key equity volatility measures decreased in the current period and increased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives.

•	Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

The aforementioned $185 million ($120 million, net of income tax) favorable change in the nonperformance risk adjustment was due to a favorable change of $259 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, partially offset by an unfavorable change of $74 million, before income tax, in our own credit spread. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.
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
The foregoing $55 million ($36 million, net of income tax) favorable change in other risks in embedded derivatives was primarily due to the following:

•	Foreign currency translation adjustments caused by a strengthening of the Japanese yen resulted in a favorable change in the valuation of the embedded derivatives.

•	An increase in the risk margin adjustment caused by higher policyholder behavior risks resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	In-force changes and the mismatch of fund performance between actual and modeled funds resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•
A combination of other factors, including the cross effect of capital markets changes and refinements to the valuation model, resulted in a favorable period over period change in the valuation of the embedded derivatives.

The unfavorable change in net investment gains (losses) of $235 million ($153 million, net of income tax) primarily reflects a loss on the disposition of MAL, lower net gains on sales of fixed maturity securities and higher impairments of equity securities in the current period, partially offset by higher net gains on sales of equity securities and a decrease in impairments of fixed maturity securities from improving market conditions.
Income (loss) from continuing operations, before provision for income tax, related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $34 million to income of $13 million in the current period from a loss of $21 million in the prior period. Included in this improvement was a decrease in total expenses of $35 million, before income tax.
Income tax expense for the three months ended June 30, 2014 was $574 million, or 29% of income (loss) from continuing operations before provision for income tax, compared with $53 million, or 9% of income (loss) from continuing operations before provision for income tax, for the three months ended June 30, 2013. The Company’s second quarter 2014 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, foreign earnings taxed at lower rates than the U.S. statutory rate and the tax effects of the MAL divestiture. The Company’s second quarter 2013 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The second quarter of 2014 includes a $5 million tax charge related to the fee imposed by the PPACA, which was not deductible for income tax purposes, and a $38 million tax charge related to the repatriation of earnings from Japan.

On June 11, 2014, the Internal Revenue Service concluded its audit of the Company’s tax returns for the years 2003 through 2006 and issued a Revenue Agent’s Report. The Company agreed with certain tax adjustments and protested other tax adjustments to IRS Appeals. The Protest was filed on July 10, 2014. Management believes it has established adequate tax liabilities and final resolution of the audit for the years 2003 through 2006 is not expected to have a material impact on the Company’s financial statements.

As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $5 million, net of income tax, and was $1.6 billion, net of income tax, for both the three months ended June 30, 2014 and 2013.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
During the six months ended June 30, 2014, income (loss) from continuing operations, before provision for income tax, increased $2.0 billion ($1.2 billion, net of income tax) from the prior period primarily driven by a favorable change in net derivative gains (losses), partially offset by an unfavorable change in net investment gains (losses).
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

	Six Months Ended June 30,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$420	$(1,166)
Foreign currency exchange rate	8	(812)
Credit	44	59
Equity	(40)	17
Non-VA embedded derivatives	(79)	102
Total non-VA program derivatives	353	(1,800)
VA program derivatives
Market risks in embedded derivatives	354	3,186
Nonperformance risk on embedded derivatives	(8)	(650)
Other risks in embedded derivatives	(147)	125
Total embedded derivatives	199	2,661
Freestanding derivatives hedging embedded derivatives	102	(3,181)
Total VA program derivatives	301	(520)
Net derivative gains (losses)	$654	$(2,320)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $2.2 billion ($1.4 billion, net of income tax). This was primarily due to long-term interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive-fixed interest rate swaps, interest rate swaptions and net long interest rate floors. These freestanding derivatives were primarily hedging long duration liability portfolios. The strengthening of the Japanese yen relative to other key currencies favorably impacted foreign currency forwards and futures that primarily hedge foreign denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The favorable change in net derivative gains (losses) on VA program derivatives was $821 million ($533 million, net of income tax). This was due to a favorable change of $642 million ($417 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and a favorable change of $451 million ($293 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $272 million ($177 million, net of income tax) on other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $642 million ($417 million, net of income tax) favorable change in the nonperformance risk adjustment was due to a favorable change of $523 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as a favorable change of $119 million, before income tax, in our own credit spread.
The foregoing $451million ($293 million, net of income tax) favorable change is comprised of a $3.3 billion ($2.1 billion, net of income tax) favorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was partially offset by a $2.8 billion ($1.8 billion, net of income tax) unfavorable change in market risks in embedded derivatives.
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

•
Key equity volatility measures decreased in the current period and increased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives.

•	Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.
The foregoing $272 million ($177 million, net of income tax) unfavorable change in other risks in embedded derivatives was primarily due to the following:

•	Foreign currency translation adjustments caused by a strengthening of the Japanese yen resulted in a favorable change in the valuation of the embedded derivatives.

•	An increase in the risk margin adjustment caused by higher policyholder behavior risks resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	In-force changes and the mismatch of fund performance between actual and modeled funds resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	The cross effect of capital markets changes and refinements to the valuation model resulted in a favorable period over period change in the valuation of embedded derivatives.

•	Other factors, including reserve changes influenced by benefit features and policyholder behavior, resulted in an unfavorable period over period change in the valuation of embedded derivatives.
The unfavorable change in net investment gains (losses) of $960 million ($624 million, net of income tax) primarily reflects a loss on the disposition of MAL and lower net gains on sales of fixed maturity securities in the current period, partially offset by higher net gains on sales of equity securities and a decrease in impairments of fixed maturity securities from improving market conditions.
Income (loss) from continuing operations, before provision for income tax, related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $154 million to income of $20 million in the current period from a loss of $134 million in the prior period. Included in this improvement was a decrease in total revenues of $54 million, before income tax, and a decrease in total expenses of $208 million, before income tax.

Income tax expense for the six months ended June 30, 2014 was $1.1 billion, or 28% of income (loss) from continuing operations before provision for income tax, compared with $305 million, or 17% of income (loss) from continuing operations before provision for income tax, for the six months ended June 30, 2013. The Company’s 2014 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, foreign earnings taxed at lower rates than the U.S. statutory rate and the tax effects of the MAL divestiture. The Company’s 2013 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The 2014 period includes a $28 million tax charge related to a portion of the aforementioned settlement of a licensing matter and the PPACA fee, both of which were not deductible for income tax purposes, and a $38 million tax charge related to the repatriation of earnings from Japan. In addition, in 2013, the Company received an income tax refund from the Japanese tax authority and recorded a $119 million reduction to income tax expense.
Operating earnings available to common shareholders decreased $60 million, net of income tax, and was $3.2 billion, net of income tax, for both the six months ended June 30, 2014 and 2013.
Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders
Three Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$627	$230	$306	$46	$333	$137	$(303)	$1,376
Less: Net investment gains (losses)	10	10	(195)	(14)	82	2	(20)	(125)
Less: Net derivative gains (losses)	225	71	125	8	(35)	49	(132)	311
Less: Other adjustments to continuing operations (1)	(274)	(42)	(22)	(146)	(6)	31	(16)	(475)
Less: Provision for income tax (expense) benefit	14	(14)	24	38	(27)	(38)	47	44
Operating earnings	$652	$205	$374	$160	$319	$93	(182)	1,621
Less: Preferred stock dividends							31	31
Operating earnings available to common shareholders							$(213)	$1,590
Three Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$301	$26	$234	$228	$(34)	$69	$(316)	$508
Less: Net investment gains (losses)	23	(28)	(3)	9	85	23	1	110
Less: Net derivative gains (losses)	(421)	(310)	(209)	(28)	(486)	(4)	(232)	(1,690)
Less: Other adjustments to continuing operations (1)	(32)	(45)	39	171	(117)	(21)	(89)	(94)
Less: Provision for income tax (expense) benefit	150	134	61	(49)	154	3	113	566
Operating earnings	$581	$275	$346	$125	$330	$68	(109)	1,616
Less: Preferred stock dividends							31	31
Operating earnings available to common shareholders							$(140)	$1,585
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,194	$461	$369	$186	$758	$240	$(490)	$2,718
Less: Net investment gains (losses)	16	(1)	(736)	15	239	(7)	(62)	(536)
Less: Net derivative gains (losses)	296	187	228	4	(42)	87	(106)	654
Less: Other adjustments to continuing operations (1)	(421)	(81)	(24)	(233)	(18)	30	(30)	(777)
Less: Provision for income tax (expense) benefit	39	(37)	172	57	(68)	(51)	52	164
Operating earnings	$1,264	$393	$729	$343	$647	$181	(344)	3,213
Less: Preferred stock dividends							61	61
Operating earnings available to common shareholders							$(405)	$3,152
Six Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$702	$157	$639	$334	$(111)	$152	$(370)	$1,503
Less: Net investment gains (losses)	96	(11)	19	9	213	39	59	424
Less: Net derivative gains (losses)	(577)	(439)	(104)	(19)	(1,038)	(10)	(133)	(2,320)
Less: Other adjustments to continuing operations (1)	(296)	(85)	84	106	(386)	(13)	(239)	(829)
Less: Provision for income tax (expense) benefit	272	187	—	(30)	437	(19)	108	955
Operating earnings	$1,207	$505	$640	$268	$663	$155	(165)	3,273
Less: Preferred stock dividends							61	61
Operating earnings available to common shareholders							$(226)	$3,212
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,509	$4,820	$2,203	$1,452	$3,100	$1,192	$(10)	$18,266
Less: Net investment gains (losses)	10	10	(195)	(14)	82	2	(20)	(125)
Less: Net derivative gains (losses)	225	71	125	8	(35)	49	(132)	311
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	1	3	—	3
Less: Other adjustments to revenues (1)	(21)	(42)	14	20	(2)	292	15	276
Total operating revenues	$5,296	$4,781	$2,259	$1,438	$3,054	$846	$127	$17,801
Total expenses	$4,557	$4,465	$1,720	$1,408	$2,613	$1,000	$553	$16,316
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	63	—	—	—	(3)	3	—	63
Less: Other adjustments to expenses (1)	189	—	36	166	8	261	31	691
Total operating expenses	$4,305	$4,465	$1,684	$1,242	$2,608	$736	$522	$15,562
Three Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$4,627	$4,161	$1,871	$1,216	$3,210	$702	$(66)	$15,721
Less: Net investment gains (losses)	23	(28)	(3)	9	85	23	1	110
Less: Net derivative gains (losses)	(421)	(310)	(209)	(28)	(486)	(4)	(232)	(1,690)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(4)	—	—	—	2	7	—	5
Less: Other adjustments to revenues (1)	(34)	(45)	46	4	436	(132)	26	301
Total operating revenues	$5,063	$4,544	$2,037	$1,231	$3,173	$808	$139	$16,995
Total expenses	$4,173	$4,130	$1,510	$903	$3,236	$640	$568	$15,160
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(112)	—	—	—	(1)	9	—	(104)
Less: Other adjustments to expenses (1)	106	—	7	(167)	556	(113)	115	504
Total operating expenses	$4,179	$4,130	$1,503	$1,070	$2,681	$744	$453	$14,760
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$10,792	$9,625	$3,641	$2,792	$6,201	$2,159	$141	$35,351
Less: Net investment gains (losses)	16	(1)	(736)	15	239	(7)	(62)	(536)
Less: Net derivative gains (losses)	296	187	228	4	(42)	87	(106)	654
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	1	6	—	6
Less: Other adjustments to revenues (1)	(45)	(81)	54	24	(50)	382	26	310
Total operating revenues	$10,526	$9,520	$4,095	$2,749	$6,053	$1,691	$283	$34,917
Total expenses	$8,979	$8,916	$3,053	$2,593	$5,101	$1,824	$1,109	$31,575
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	61	—	—	—	(4)	7	—	64
Less: Other adjustments to expenses (1)	314	—	78	257	(27)	351	56	1,029
Total operating expenses	$8,604	$8,916	$2,975	$2,336	$5,132	$1,466	$1,053	$30,482
Six Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$9,423	$8,624	$4,068	$2,415	$6,612	$1,916	$346	$33,404
Less: Net investment gains (losses)	96	(11)	19	9	213	39	59	424
Less: Net derivative gains (losses)	(577)	(439)	(104)	(19)	(1,038)	(10)	(133)	(2,320)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(6)	—	—	—	3	5	—	2
Less: Other adjustments to revenues (1)	(71)	(85)	169	13	1,074	261	65	1,426
Total operating revenues	$9,981	$9,159	$3,984	$2,412	$6,360	$1,621	$355	$33,872
Total expenses	$8,365	$8,398	$3,083	$1,974	$6,837	$1,715	$1,224	$31,596
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(176)	—	—	—	(11)	5	—	(182)
Less: Other adjustments to expenses (1)	395	—	85	(93)	1,474	274	304	2,439
Total operating expenses	$8,146	$8,398	$2,998	$2,067	$5,374	$1,436	$920	$29,339
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$9,853	$9,157	$19,070	$18,260
Universal life and investment-type product policy fees	2,360	2,281	4,683	4,492
Net investment income	5,095	5,057	10,180	10,139
Other revenues	493	500	984	981
Total operating revenues	17,801	16,995	34,917	33,872
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,964	9,174	19,337	18,199
Interest credited to policyholder account balances	1,425	1,521	2,826	3,075
Capitalization of DAC	(1,031)	(1,212)	(2,077)	(2,468)
Amortization of DAC and VOBA	1,025	1,105	2,075	2,121
Amortization of negative VOBA	(99)	(124)	(202)	(255)
Interest expense on debt	299	287	593	575
Other expenses	3,979	4,009	7,930	8,092
Total operating expenses	15,562	14,760	30,482	29,339
Provision for income tax expense (benefit)	618	619	1,222	1,260
Operating earnings	1,621	1,616	3,213	3,273
Less: Preferred stock dividends	31	31	61	61
Operating earnings available to common shareholders	$1,590	$1,585	$3,152	$3,212

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Unless otherwise stated, all amounts discussed below are net of income tax.
The slight increase in operating earnings was the result of higher asset-based fee revenues from improved equity market performance, higher net investment income from portfolio growth and a decrease in interest credited expense, which was more than offset by unfavorable mortality and morbidity experience and a decrease in investment yields. In addition, the fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings by $57 million. Changes in foreign currency exchange rates had a $20 million negative impact on results compared to the prior period.
We experienced less favorable mortality and morbidity in the majority of our segments, but most significantly in our Group, Voluntary & Worksite Benefits segment. In addition, in our property & casualty businesses, catastrophe-related losses increased as a result of severe storm activity in the current period. The combined impact of mortality, morbidity and claims experience decreased operating earnings by $124 million.
Refinements to DAC and certain insurance-related liabilities in both periods resulted in an $81 million increase in operating earnings, primarily driven by a favorable reserve adjustment in the current period related to disability premium waivers in our life business within our Retail segment and a write-down of DAC and VOBA in the prior period related to pension reform in Poland in our EMEA segment.
An increase of $39 million in other operating expenses was primarily driven by higher costs associated with corporate initiatives and projects in Corporate & Other, as well as higher employee- and information technology-related costs in our Latin America segment as we invest in this high growth market. In addition, the fee imposed by the PPACA reduced operating earnings by $15 million in the current period.

We benefited from strong sales and business growth across many of our products. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity and Japan life products. Excluding the impact of the divested businesses and the acquisition of ProVida, growth in our investment portfolios in the majority of our segments generated higher net investment income. Our property & casualty businesses benefited from an increase in average premium per policy. Surrenders of our annuity products in both the Retail and Asia segments exceeded sales for the period resulting in lower asset-based fees. The changes in business growth discussed above resulted in a $79 million increase in operating earnings.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Excluding the results of the divested businesses, the acquisition of ProVida and the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. Investment yields were negatively impacted by lower returns on hedge funds, increased holdings of lower yielding Japanese government securities in the Japan fixed annuity business and the adverse impacts of the low interest rate environment on fixed maturity securities and mortgage loan yields. These decreases in yields were partially offset by higher returns on our real estate joint ventures, higher income on interest rate derivatives, increased prepayment fees and the favorable impact of increased foreign currency-denominated fixed annuities in Japan resulting in increased holdings of higher yielding foreign currency-denominated fixed maturity securities. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business and lower DAC amortization. However, this was partially offset by costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”). The changes in market factors discussed above resulted in a $6 million decrease in operating earnings.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In the current period, the Company realized an additional tax benefit of $9 million compared to the prior period, primarily as a result of the Company’s decision to permanently reinvest certain foreign earnings.  However, this was more than offset by a $5 million tax charge related to the PPACA fee, which is not deductible for income tax purposes, and a $15 million tax charge related to the repatriation of earnings from Japan.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the decrease in operating earnings were unfavorable mortality and morbidity experience and a decrease in investment yields, partially offset by higher asset-based fee revenues from improved equity market performance, higher net investment income from portfolio growth and a decrease in interest credited expense. The fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings by $111 million. Changes in foreign currency exchange rates had a $64 million negative impact on results compared to the prior period.
We experienced less favorable mortality and morbidity in the majority of our segments, but most significantly in our Group, Voluntary & Worksite Benefits segment. In addition, in our property & casualty businesses, catastrophe-related losses increased due to severe storm activity in the current period. Non-catastrophe related claim costs also increased as a result of severe winter weather in the current period. These were partially offset by a decline in new and pending long-term care (“LTC”) claims in our Group Voluntary & Worksite Benefits segment. The combined impact of mortality, morbidity and claims experience decreased operating earnings by $189 million.
Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $48 million increase in operating earnings. Such refinements include a favorable reserve adjustment in the current period related to disability premium waivers in our life business within our Retail segment and a write-down of DAC and VOBA in the prior period related to pension reform in Poland in our EMEA segment.
Our results for the current period include charges totaling $57 million related to the aforementioned settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. The PPACA fee reduced operating earnings by $29 million in the current period.
We benefited from strong sales and business growth across many of our products. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity and Japan life products. Excluding the impact of the divested businesses and the acquisition of ProVida, growth in our investment portfolios in the majority of our segments generated higher net investment income. Our property & casualty businesses benefited from an increase in average premium per policy. The changes in business growth discussed above resulted in a $111 million increase in operating earnings.

Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Excluding the results of the divested businesses, the acquisition of ProVida and the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. Investment yields were negatively impacted by lower returns on hedge funds, increased holdings of lower yielding Japanese government securities in the Japan fixed annuity business and the adverse impact of the sustained low interest rate environment on yields from fixed maturity securities and mortgage loans. These decreases in yields were partially offset by higher returns on our real estate joint ventures, higher income on interest rate derivatives, increased prepayment fees and the favorable impact of increased foreign currency-denominated fixed annuities in Japan resulting in increased holdings of higher yielding foreign currency-denominated fixed maturity securities. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. However, this was partially offset by higher DAC amortization due to the significant prior period equity market increase, as well as higher asset-based commissions, which are, in part, determined by separate account balances. The changes in market factors discussed above resulted in a $39 million increase in operating earnings.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In the current period, the Company realized additional tax benefits of $21 million compared to the prior period, primarily as a result of the Company’s decision to permanently reinvest certain foreign earnings.  However, this was more than offset by a $28 million tax charge related to a portion of the aforementioned settlement of a licensing matter and the PPACA fee, both of which were not deductible for income tax purposes.  The Company also recorded a $15 million tax charge related to the repatriation of earnings from Japan.

Segment Results and Corporate & Other
Retail

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$1,812	$1,581	$3,536	$3,128
Universal life and investment-type product policy fees	1,256	1,238	2,503	2,405
Net investment income	1,963	1,987	3,977	3,948
Other revenues	265	257	510	500
Total operating revenues	5,296	5,063	10,526	9,981
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,438	2,272	4,845	4,425
Interest credited to policyholder account balances	561	589	1,116	1,168
Capitalization of DAC	(249)	(344)	(483)	(718)
Amortization of DAC and VOBA	378	396	807	727
Interest expense on debt	—	1	—	1
Other expenses	1,177	1,265	2,319	2,543
Total operating expenses	4,305	4,179	8,604	8,146
Provision for income tax expense (benefit)	339	303	658	628
Operating earnings	$652	$581	$1,264	$1,207
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts (with the exception of sales data) discussed below are net of income tax.
Changes to our guarantee features since 2012, along with continued management of sales in the current period by focusing on pricing discipline and risk management, drove a $1.2 billion, or 42%, decrease in variable annuity sales. Variable and universal life sales were also lower, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products. These declines were partially offset by an increase in fixed and indexed annuity sales.
A $22 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows, despite a decline in universal life sales, which is reflected in higher net investment income, partially offset by an increase in DAC amortization, and lower first year fees related to discontinued secondary guarantees. In our deferred annuities business, surrenders and withdrawals exceeded sales for the period, resulting in negative cash flows contributing to a reduction in interest credited expenses in the general account and a decrease in average separate account balances and, consequently, asset-based fees. In our property & casualty business, an increase in average premium per policy in both our auto and homeowners businesses contributed to the increase in operating earnings. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity in the business as compared to the prior period.
A $6 million increase in operating earnings was attributable to changes in market factors, including equity markets and interest rates. Continued strong equity market performance increased our average separate account balances, driving an increase in asset-based fee income and resulted in lower DAC amortization. These positive impacts were partially offset by costs associated with our GMDBs, as well as higher asset-based commissions, which are, in part, determined by separate account balances. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. These negative interest rate impacts were partially offset by lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Lower returns on our hedge funds also decreased operating earnings and were partially offset by higher prepayment fees and income from real estate joint ventures.

Less favorable mortality experience in our variable and universal life business, primarily driven by one large, unreinsured claim, partially offset by favorable mortality experience in the traditional life business, resulted in a $4 million decrease in operating earnings. In our property & casualty business, catastrophe-related losses increased by $9 million compared to the prior period, mainly due to severe storm activity in the current period.
A decline in expenses of $6 million also contributed to the increase in operating earnings. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $48 million increase in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our life business in the current period.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
A $52 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows, despite a decline in universal life sales, which is reflected in higher net investment income, partially offset by an increase in DAC amortization and interest credited expenses. In our deferred annuities business, surrenders and withdrawals exceeded sales for the period, resulting in negative cash flows contributing to a reduction in interest credited expenses in the general account and a decrease in average separate account balances and, consequently, asset-based fees. In our property & casualty business, an increase in average premium per policy in both our auto and homeowners businesses contributed to the increase in operating earnings. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity in the business as compared to the prior period.
A $10 million increase in operating earnings was attributable to changes in market factors, including equity markets and interest rates. Continued strong equity market performance increased our average separate account balances, driving an increase in asset-based fee income. These positive impacts were partially offset by higher asset-based commissions, which, are in part, determined by separate account balances, costs associated with our variable annuity GMDBs and higher DAC amortization due to the significant prior period equity market increase. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. These negative interest rate impacts were partially offset by lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions and lower DAC amortization in our life business. Lower returns in our hedge funds also decreased operating earnings and were partially offset by higher prepayment fees and income from real estate joint ventures.
Less favorable mortality experience in our variable and universal life business, primarily driven by three large, unreinsured claims, partially offset by increases in the immediate annuities and traditional life businesses, resulted in a $12 million decrease in operating earnings. In addition, unfavorable morbidity experience in our individual disability income business resulted in a $5 million decrease in operating earnings. In our property & casualty business, catastrophe-related losses increased $8 million compared to the prior period, mainly due to severe storm activity in the current period. Non-catastrophe claim costs increased by $7 million, as a result of higher frequencies and lower severities in our auto business and lower frequencies and higher severities in our homeowners business.
Operating earnings increased due to a decline in expenses of $29 million, mainly the result of lower employee-related costs. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $4 million decrease in operating earnings, which includes a favorable reserve adjustment related to disability premium waivers in our life business in the current period.

Group, Voluntary & Worksite Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$4,038	$3,797	$8,040	$7,671
Universal life and investment-type product policy fees	181	170	358	350
Net investment income	458	472	911	925
Other revenues	104	105	211	213
Total operating revenues	4,781	4,544	9,520	9,159
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,789	3,514	7,570	7,154
Interest credited to policyholder account balances	39	39	79	78
Capitalization of DAC	(36)	(35)	(70)	(68)
Amortization of DAC and VOBA	35	33	71	67
Interest expense on debt	—	1	—	1
Other expenses	638	578	1,266	1,166
Total operating expenses	4,465	4,130	8,916	8,398
Provision for income tax expense (benefit)	111	139	211	256
Operating earnings	$205	$275	$393	$505
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The macro-economic environment continues to signal stronger growth and is likely to instill further confidence in the economy. The improvement in the economy and overall employment remains slow and steady. In the current period, premiums increased across the segment. Our disability, dental, and term life businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from pricing actions on existing business. In addition, premiums in our term life business increased due to the impact of experience adjustments on our participating contracts, however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. The introduction of new products also drove growth in the voluntary benefits business. Although we have discontinued selling our LTC product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment.
Our life businesses experienced less favorable mortality in the current period, mainly due to increased claims severity in our group universal life business, partially offset by more favorable claims experience in the group term life business, which resulted in a $14 million decrease in operating earnings. Unfavorable claims experience in our disability and accidental death and dismemberment (“AD&D”) businesses, coupled with increased utilization of services across most channels of our dental business, were partially offset by favorable claims experience in our voluntary businesses, resulting in a $43 million decrease in operating earnings. The impact of favorable reserve refinements in the current period resulted in an increase in operating earnings of $16 million. In our property & casualty business, catastrophe-related losses increased $10 million as compared to the prior period, mainly due to severe storm activity in the current period. These unfavorable results were partially offset by a decrease in non-catastrophe claim costs of $7 million, which was the result of lower severities, partially offset by higher frequencies in both our auto and homeowners businesses.
The impact of market factors, including lower returns on our fixed maturity securities and mortgage loans, and lower income on interest rate derivatives, resulted in lower investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decrease in investment yields reduced operating earnings by $19 million.

The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $10 million. Growth in premiums and deposits in the current period, partially offset by a reduction in PABs, other liabilities and allocated equity, resulted in an increase in our average invested assets, increasing operating earnings by $8 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $5 million. The PPACA fee reduced operating earnings by $15 million in the current period. The remaining increase in other operating expenses, including higher marketing and sales support costs in our property & casualty business, was significantly offset by the remaining increase in premiums, fees and other revenues.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Our life businesses experienced less favorable mortality in the current period, mainly due to increased severity in the group universal life and group term life businesses, which resulted in a $37 million decrease in operating earnings. Unfavorable claims experience in our disability and AD&D businesses, coupled with increased utilization of services across most channels of our dental business, were partially offset by a decline in new and pending claims in our LTC business, resulting in a $53 million decrease in operating earnings. The impact of favorable reserve refinements in the current period resulted in an increase in operating earnings of $23 million. In our property & casualty business, catastrophe-related losses increased $14 million as compared to the prior period, mainly due to severe storm activity in the current period. In addition, severe winter weather in the current period increased non-catastrophe claim costs by $8 million, which was the result of higher frequencies in both our auto and homeowners businesses, as well as higher severities in our homeowners business, partially offset by lower severities in our auto business. These unfavorable results were partially offset by additional favorable development of prior year non-catastrophe losses, which improved operating earnings by $5 million.
The impact of market factors, including lower returns on our fixed maturity securities and mortgage loans, and lower income on interest rate derivatives, resulted in lower investment yields. The decrease in investment yields, slightly offset by lower crediting rates in the current period, reduced operating earnings by $30 million.
The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $20 million. Growth in premiums and deposits in the current period, partially offset by a reduction in PABs, other liabilities and allocated equity, resulted in an increase in our average invested assets, increasing operating earnings by $20 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $11 million. The PPACA fee reduced operating earnings by $29 million in the current period. The remaining increase in other operating expenses, including higher marketing and sales support costs in our property & casualty business, was significantly offset by the remaining increase in premiums, fees and other revenues.

Corporate Benefit Funding

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$686	$503	$987	$919
Universal life and investment-type product policy fees	55	65	112	133
Net investment income	1,443	1,402	2,853	2,792
Other revenues	75	67	143	140
Total operating revenues	2,259	2,037	4,095	3,984
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,273	1,080	2,161	2,097
Interest credited to policyholder account balances	287	305	565	648
Capitalization of DAC	(18)	(6)	(19)	(23)
Amortization of DAC and VOBA	6	6	10	17
Interest expense on debt	2	2	4	4
Other expenses	134	116	254	255
Total operating expenses	1,684	1,503	2,975	2,998
Provision for income tax expense (benefit)	201	188	391	346
Operating earnings	$374	$346	$729	$640
In the first quarter of 2014, the Company entered into a definitive agreement to sell MAL and began reporting such operations as divested business. The sale of MAL was completed in the second quarter of 2014. See “— Executive Summary” for further information.
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has contributed to the underfunding of pension plans, which limits our customers’ ability to engage in full pension plan closeout terminations. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. Higher pension closeouts in the current period resulted in an increase in premiums. In addition, competitive pricing and a relative increase in participation drove an increase in structured settlement sales in the current period. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits.
In the current period, we experienced higher returns on our fixed maturity securities from portfolio repositioning, increased prepayment fees and higher income on our interest rate derivatives. These favorable changes were partially offset by the impact of changes in market factors, which resulted in lower yields on our mortgage loans and lower returns on our hedge funds. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense and higher investment returns resulted in an increase in operating earnings of $20 million.
An increase in allocated equity resulted in higher invested assets, which drove an increase of $6 million in operating earnings. Interest credited expenses decreased in response to lower average funding agreement balances in the current period and, as a result, operating earnings increased by $7 million.
Unfavorable mortality in the current period, spread across products, resulted in a $15 million decrease in operating earnings. The net impact of insurance liability refinements in both periods resulted in a $4 million increase in operating earnings.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
In the current period we experienced higher income on our interest rate derivatives, higher returns on our fixed maturity securities from portfolio repositioning, improved results on real estate joint ventures and increased prepayment fees. These favorable changes were partially offset by the impact of changes in market factors, which resulted in lower yields on our mortgage loans and lower returns on our hedge funds. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense and higher investment returns resulted in an increase in operating earnings of $71 million.
An increase in allocated equity resulted in higher invested assets, which drove an increase of $14 million in operating earnings. While interest credited expenses decreased in response to lower average balances for funding agreements in the current period, this was entirely offset by an increase in interest credited expenses on higher average account balances for other products.
Mortality results were mixed across products and resulted in a $6 million decrease in operating earnings. The net impact of insurance liability refinements in both periods increased operating earnings by $5 million.
Latin America

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$780	$710	$1,448	$1,385
Universal life and investment-type product policy fees	317	235	628	460
Net investment income	332	281	657	558
Other revenues	9	5	16	9
Total operating revenues	1,438	1,231	2,749	2,412
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	743	601	1,347	1,155
Interest credited to policyholder account balances	100	103	198	207
Capitalization of DAC	(93)	(108)	(182)	(213)
Amortization of DAC and VOBA	81	83	160	157
Amortization of negative VOBA	(1)	—	(1)	(1)
Interest expense on debt	—	1	—	—
Other expenses	412	390	814	762
Total operating expenses	1,242	1,070	2,336	2,067
Provision for income tax expense (benefit)	36	36	70	77
Operating earnings	$160	$125	$343	$268

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $35 million over the prior period. The impact of changes in foreign currency exchange rates decreased operating earnings by $11 million for the second quarter of 2014 compared to the prior period.
The fourth quarter 2013 acquisition of ProVida increased operating earnings by $57 million.
Latin America experienced organic growth and increased sales of life and accident & health products in Chile, Mexico and our U.S. sponsored direct business. The increase in premiums for these products was partially offset by related changes in policyholder benefits. Growth in our businesses and the impact of inflation drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. Increases in marketing costs and commissions resulted in higher operating expenses. The items discussed above were the primary drivers of a $40 million increase in operating earnings.
The net impact of market factors resulted in a $6 million decrease in operating earnings, primarily driven by lower investment yields from alternative investments and mortgage loans in Chile.
Higher expenses, primarily generated by employee- and information technology-related costs across several countries, decreased operating earnings by $15 million. In addition, unfavorable claims experience in Mexico, Chile, Brazil and Argentina decreased operating earnings by $18 million. Refinements to DAC and other adjustments recorded in both periods resulted in a net decrease of $13 million in operating earnings.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $75 million from the prior period. The impact of changes in foreign currency exchange rates decreased operating earnings by $26 million for the first half of 2014 compared to the prior period.
The fourth quarter 2013 acquisition of ProVida increased operating earnings by $111 million.
Latin America experienced organic growth and increased sales of life and accident & health products in Chile, Mexico and our U.S. sponsored direct business. This was partially offset by decreased pension sales in Mexico and Brazil. The increase in premiums for these products was partially offset by related changes in policyholder benefits. Growth in our businesses and the impact of inflation drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. Increases in marketing costs and commissions resulted in higher operating expenses. Business growth also drove an increase in DAC amortization. The items discussed above were the primary drivers of a $45 million increase in operating earnings.
The net impact of market factors resulted in a $5 million increase in operating earnings as higher investment yields, primarily driven by fixed income securities in Chile, Brazil and Mexico, were partially offset by higher interest credited expense.
Higher expenses, primarily generated by employee- and information technology-related costs across several countries, decreased operating earnings by $32 million. In addition, unfavorable claims experience in Mexico, Chile, Brazil and Argentina decreased operating earnings by $27 million. These decreases were partially offset by increased operating earnings of $11 million primarily related to a tax benefit in Argentina due to the devaluation of the peso. Refinements to DAC and other adjustments recorded in both periods resulted in a net decrease of $13 million in operating earnings.

Asia

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$1,913	$1,980	$3,803	$3,978
Universal life and investment-type product policy fees	400	442	789	886
Net investment income	717	723	1,410	1,455
Other revenues	24	28	51	41
Total operating revenues	3,054	3,173	6,053	6,360
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,425	1,433	2,822	2,848
Interest credited to policyholder account balances	394	437	781	879
Capitalization of DAC	(457)	(522)	(951)	(1,068)
Amortization of DAC and VOBA	362	392	700	793
Amortization of negative VOBA	(92)	(113)	(186)	(226)
Other expenses	976	1,054	1,966	2,148
Total operating expenses	2,608	2,681	5,132	5,374
Provision for income tax expense (benefit)	127	162	274	323
Operating earnings	$319	$330	$647	$663
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $11 million from the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $7 million for the second quarter of 2014 compared to the prior period and resulted in significant variances in the financial statement line items.
Asia sales declined compared to the prior period mainly driven by lower sales of Japan life products consistent with our focus on disciplined pricing and risk management. This was partially offset by higher fixed annuity sales in Japan, strong independent agency sales in Korea, and continued accident and health sales growth in China.
Asia’s premiums, fees and other revenues decreased from the prior period primarily driven by lower surrender fee income in Japan. Positive net flows in Japan and Korea, combined with growth in our life business in Bangladesh, resulted in higher average invested assets and generated an increase in net investment income. Changes in premiums for these businesses were offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $6 million.
Investment yields were negatively impacted by the adverse impact of the low interest rate environment on mortgage loans, lower returns on our other limited partnership interests and an increase in lower yielding Japanese government securities. These decreases in yields were partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in addition to higher prepayment fee income. These declines in investment yields, combined with the impact of foreign currency hedges, resulted in a $16 million decrease in operating earnings.
Current period results include a $13 million tax benefit related to the U.S. taxation of dividends from Japan and a one-time tax benefit of $4 million from a tax rate change in Japan. In addition, unfavorable claims experience, primarily due to our accident & health business in Japan, decreased operating earnings by $12 million.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $16 million from the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $35 million for the first half of 2014 compared to the prior period and resulted in significant variances in the financial statement line items.
Asia’s premiums, fees and other revenues increased over the prior period primarily driven by broad based in-force growth across the region, including growth of ordinary life products in Japan and increased sales of our group insurance product in Australia. This was partially offset by lower surrender fee income in Japan. Positive net flows in Korea, combined with growth in our life business in Bangladesh resulted in higher average invested assets and generated an increase in net investment income. Changes in premiums for these businesses were offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $15 million.
Investment returns were negatively impacted by the adverse impact of the low interest rate environment on mortgage loans, as well as lower returns on our other limited partnership interests, decreased prepayment fee income and an increase in lower yielding Japanese government securities. These declines in yields were partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities, as well as by the impact of foreign currency hedges, resulting in a $15 million decrease in operating earnings.
The prior period results include an unfavorable liability refinement of $14 million in China. The current period benefited from favorable changes in tax benefits of $20 million primarily driven by $13 million related to the U.S. taxation of dividends from Japan and a one-time tax benefit of $4 million from a tax rate change in Japan, partially offset by a one-time prior period tax benefit of $6 million related to the disposal of our interest in a Korean asset management company at the beginning of 2013. In addition, unfavorable claims experience, primarily due to our accident and health business in Japan, decreased operating earnings by $15 million.
EMEA

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$584	$558	$1,181	$1,125
Universal life and investment-type product policy fees	117	96	226	187
Net investment income	134	120	257	248
Other revenues	11	34	27	61
Total operating revenues	846	808	1,691	1,621
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	271	256	532	493
Interest credited to policyholder account balances	35	37	69	72
Capitalization of DAC	(170)	(192)	(346)	(369)
Amortization of DAC and VOBA	160	195	324	360
Amortization of negative VOBA	(6)	(11)	(15)	(28)
Interest expense on debt	—	(1)	—	—
Other expenses	446	460	902	908
Total operating expenses	736	744	1,466	1,436
Provision for income tax expense (benefit)	17	(4)	44	30
Operating earnings	$93	$68	$181	$155

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $25 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $2 million for the second quarter of 2014 compared to the prior period.

The Company received tax benefits of $7 million and $52 million in the current and prior periods, respectively, as a result of its decision to permanently reinvest certain foreign earnings. Prior period operating earnings were negatively impacted as a result of a $30 million tax charge related to the write-off of a United Kingdom (“U.K.”) tax loss carryforward and by a $26 million write-down of DAC and VOBA related to pension reform in Poland. In addition, in the current period we converted to calendar year reporting for certain of our subsidiaries, which resulted in a $5 million increase to operating earnings.
While sales increased compared to the prior period, primarily driven by growth in the Middle East and Central Europe, this was partially offset by the impact of regulatory changes in the U.K. and pension reform in Poland. The amortization, or release, of negative VOBA associated with the conversion of certain policies generally results in an increase in operating earnings. In the current period, the number of policies converted declined and so, relative to the prior period, this reduced operating earnings. Operating earnings in the current period benefited following a review of certain tax liabilities. The combined impact of the items discussed above increased operating earnings by $6 million.
Net investment income increased slightly driven by a lengthening of the Ireland and Greece shorter-term portfolios into higher yielding fixed maturity securities.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $26 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $3 million for the first half of 2014 compared to the prior period.The Company received tax benefits of $17 million and $52 million in the current and prior periods, respectively, as a result of its decision to permanently reinvest certain foreign earnings. Prior period operating earnings were negatively impacted as a result of a $30 million tax charge related to the write-off of a U.K. tax loss carryforward and by a $26 million write-down of DAC and VOBA related to pension reform in Poland. This was partially offset by the prior period impact of a change in the local corporate tax rate in Greece, which increased operating earnings by $4 million in the first quarter of 2013. Operating earnings in the prior period were also higher due to liability refinements totaling $4 million in our ordinary and deferred annuity businesses in Greece. In addition, in the current period we converted to calendar year reporting for certain of our subsidiaries, which resulted in a $5 million increase to operating earnings.
While sales increased compared to the prior period, primarily driven by growth in the Middle East and Central Europe, this was partially offset by the impact of regulatory changes in the U.K. and pension reform in Poland. The amortization, or release, of negative VOBA associated with the conversion of certain policies generally results in an increase in operating earnings. In the current period, the number of policies converted declined and so, relative to the prior period, this reduced operating earnings. Operating earnings in the current period earnings benefited as a result of a review of certain tax liabilities. The combined impact of the items discussed above increased operating earnings by $11 million.
An increase in average invested assets from business growth in Egypt, the Persian Gulf and Russia was offset by the unfavorable impact of the sustained low interest rate environment on our fixed maturity securities yields, resulting in a slight increase in net investment income between periods.

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$40	$28	$75	$54
Universal life and investment-type product policy fees	34	35	67	71
Net investment income	48	72	115	213
Other revenues	5	4	26	17
Total operating revenues	127	139	283	355
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	25	18	60	27
Interest credited to policyholder account balances	9	11	18	23
Capitalization of DAC	(8)	(5)	(26)	(9)
Amortization for DAC and VOBA	3	—	3	—
Interest expense on debt	297	283	589	569
Other expenses	196	146	409	310
Total operating expenses	522	453	1,053	920
Provision for income tax expense (benefit)	(213)	(205)	(426)	(400)
Operating earnings	(182)	(109)	(344)	(165)
Less: Preferred stock dividends	31	31	61	61
Operating earnings available to common shareholders	$(213)	$(140)	$(405)	$(226)
The table below presents operating earnings available to common shareholders by source on an after-tax basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Various business activities	$14	$14	$23	$33
Other net investment income	31	47	75	139
Interest expense on debt	(193)	(184)	(383)	(370)
Preferred stock dividends	(31)	(31)	(61)	(61)
Acquisition costs	(3)	(6)	(5)	(12)
Corporate initiatives and projects	(40)	(15)	(68)	(44)
Incremental tax benefit	75	95	157	202
Other	(66)	(60)	(143)	(113)
Operating earnings available to common shareholders	$(213)	$(140)	$(405)	$(226)

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings available to common shareholders and operating earnings each decreased $73 million, primarily due to higher expenses related to corporate initiatives and projects, lower net investment income and higher interest expense on debt.
Operating earnings from various business activities were essentially unchanged. Lower operating earnings from the assumed reinsurance from our former operating joint venture in Japan, primarily due to lower returns in the current period, were offset by higher operating earnings from start-up operations.
Other net investment income decreased $16 million. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and lower returns from our real estate investments.
Interest expense on debt increased by $9 million mainly due to the issuance of $1 billion of senior notes in April 2014 and the recognition of issuance costs on the early redemption of senior notes in May 2014.
Expenses related to corporate initiatives and projects increased by $25 million primarily due to higher relocation costs, severance and consulting expenses.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The second quarter of 2014 includes a $28 million tax charge related to the timing of certain tax credits. In addition, we had higher utilization of tax preferenced investments which increased our operating earnings by $8 million over the prior period.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings available to common shareholders and operating earnings each decreased $179 million, primarily due to lower net investment income, higher expenses related to corporate initiatives and projects, a smaller incremental tax benefit as compared to the prior period, and higher other expenses.
Operating earnings from various business activities decreased $10 million. Lower operating earnings from the assumed reinsurance from our former operating joint venture in Japan, primarily due to lower returns in the current period, were partially offset by higher operating earnings from start-up operations.
Other net investment income decreased $64 million. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, as well as lower yields and prepayment fee income from our fixed maturity securities.
Interest expense on debt increased by $13 million mainly due to the issuance of $1 billion of senior notes in April 2014 and the recognition of issuance costs on the early redemption of senior notes in May 2014.
Expenses related to corporate initiatives and projects increased by $24 million primarily due to higher relocation costs, severance and consulting expenses. These expenses include a $12 million decrease in restructuring charges, the majority of which related to severance.
Our results for the current period include charges totaling $57 million related to the aforementioned settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. This was partially offset by an $18 million increase in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The tax benefit in 2014 includes an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter that was not deductible for income tax purposes and a $28 million tax charge related to the timing of certain tax credits.

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee of our Global Risk Management Department (“GRM”) reviews, monitors and reports investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia and Argentina, have contributed to global market volatility. As a global insurance company, we are also affected by the monetary policy of central banks around the world. Financial markets have also been affected by concerns over the direction of U.S. fiscal and monetary policy. See “— Industry Trends — Financial and Economic Environment.” The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and, more recently, through its asset purchase programs. The ECB has also recently adopted an array of stimulus measures, including a negative rate on bank deposits, intended to lessen the risk of a prolonged period of deflation and support economic recovery in the Euro zone. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information on actions taken by the Federal Reserve Board and central banks around the world to support the economic recovery. See “— Industry Trends — Financial and Economic Environment” for information on actions taken by Japan’s central government and the Bank of Japan to boost inflation expectations and achieve sustainable economic growth in Japan. The Federal Reserve and other central banks around the world may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments
Excluding Europe’s perimeter region and Cyprus which is discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the United Kingdom, Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. Sovereign debt issued by countries outside of Europe’s perimeter region and Cyprus comprised $9.3 billion, or 99% of our European Region sovereign fixed maturity securities, at estimated fair value, at June 30, 2014. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $24.2 billion, or 74% of European Region total corporate securities, at estimated fair value, at June 30, 2014. Of these European Region sovereign fixed maturity and corporate securities, 91% were investment grade and, for the 9% that were below investment grade, the majority was comprised of non-financial services corporate securities at June 30, 2014. European Region financial services corporate securities, at estimated fair value, were $8.5 billion, including $6.3 billion within the banking sector, with 95% invested in investment grade rated corporate securities, at June 30, 2014.

Selected Country Investments
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
As presented in the table below, our exposure to the sovereign debt of Europe’s perimeter region and Cyprus is not significant. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition. We manage direct and indirect investment exposure in these countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure in these countries. The following table presents a summary of investments by invested asset class and related purchased credit default protection across Europe’s perimeter region, by country, and Cyprus. The Company has written credit default swaps where the underlying is an index comprised of companies across various sectors in the European Region. At June 30, 2014, the written credit default swaps exposure to Europe’s perimeter region and Cyprus was $44 million in notional amount and less than $1 million in estimated fair value. The information below is presented at carrying value and on a country of risk basis (e.g. the country where the issuer primarily conducts business).

	Summary of Selected European Country Investment Exposure at June 30, 2014
	Fixed Maturity Securities (1)
	Sovereign	Financial Services	Non-Financial Services	Total	All Other General Account Investment Exposure (2)	Total Exposure (3)%		Purchased Credit Default Protection (4)	Net Exposure	%
	(In millions)							(In millions)
Europe’s perimeter region:
Portugal	$—	$—	$—	$—	$13	$13	1%	$—	$13	1%
Italy	8	134	598	740	67	807	33	1	808	33
Ireland	—	—	30	30	747	777	31	—	777	31
Greece	—	—	—	—	127	127	5	—	127	5
Spain	3	103	531	637	62	699	28	—	699	28
Total Europe’s perimeter region	11	237	1,159	1,407	1,016	2,423	98	1	2,424	98
Cyprus	51	—	—	51	9	60	2	—	60	2
Total	$62	$237	$1,159	$1,458	$1,025	$2,483	100%	$1	$2,484	100%
As percent of total cash and invested assets	0.0%	0.1%	0.2%	0.3%	0.2%	0.5%		0.0%	0.5%
Investment grade %	17%	100%	83%
Non-investment grade %	83%	0%	17%
__________________

(1)	The par value and amortized cost of the fixed maturity securities were both $1.3 billion at June 30, 2014.

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

(3)	For Greece, the Company had $1 million of commitments to fund partnership investments at June 30, 2014.

(4)
Purchased credit default protection is stated at the estimated fair value of the swap. For Italy, the purchased credit default protection relates to financial services corporate securities and these swaps had a notional amount of $80 million and an estimated fair value of ($1) million at June 30, 2014. The counterparties to these swaps are financial institutions with Standard & Poor’s Ratings Services (“S&P”) credit ratings of A as of June 30, 2014.

Recently there have been concerns about the political and economic stability of Ukraine, Russia and Argentina. We maintain general account investments in Ukraine, Russia and Argentina to support our insurance operations and related policyholder liabilities in these countries. As of June 30, 2014, cash, cash equivalents, short-term investments and available-for-sale securities invested in Ukraine, Russia and Argentina, at estimated fair value, were $106 million, $914 million and $652 million, respectively, which were comprised primarily of local sovereign debt and corporate debt securities. We manage direct and indirect investment exposure in these countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure in these countries. We do not expect exposure to the general account investments in these countries to have a material adverse effect on our results of operations or financial condition.
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

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2014		2013		2014		2013
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
		(In millions)		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2)(3)	4.90%	$3,796	4.71%	$3,687	4.83%	$7,481	4.77%	$7,520
Mortgage loans (3)	5.05%	708	5.40%	716	5.06%	1,417	5.46%	1,454
Real estate and real estate joint ventures	4.54%	114	4.26%	106	3.98%	203	3.33%	166
Policy loans	5.36%	158	5.18%	152	5.35%	315	5.20%	307
Equity securities	4.72%	37	5.13%	36	4.30%	67	4.28%	60
Other limited partnerships	10.46%	206	15.43%	275	13.81%	535	14.85%	521
Cash and short-term investments	1.05%	39	1.10%	42	1.11%	84	0.98%	87
Other invested assets		200		222		420		401
Total before investment fees and expenses	5.01%	5,258	5.00%	5,236	5.02%	10,522	4.97%	10,516
Investment fees and expenses	(0.13)	(139)	(0.13)	(131)	(0.13)	(275)	(0.13)	(274)
Net investment income including divested businesses (4), (5)	4.88%	5,119	4.87%	5,105	4.89%	10,247	4.84%	10,242
Less: net investment income from divested businesses (4), (5)		24		48		67		103
Net investment income (6)		$5,095		$5,057		$10,180		$10,139
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

(2)
Investment income (loss) includes amounts for FVO and trading securities of $44 million and $81 million for the three months and six months ended June 30, 2014, respectively, and ($11) million and $10 million for the three months and six months ended June 30, 2013, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Yield calculations include the net investment income and ending carrying values of the divested businesses. The net investment income adjustment for divested businesses for the three months and six months ended June 30, 2014 was $24 million and $67 million, respectively, and $48 million and $103 million for the three months and six months ended June 30, 2013, respectively. These amounts include scheduled periodic settlement payments on derivatives not qualifying for hedge accounting adjustment that are excluded in the scheduled periodic settlement payments on derivatives not qualifying for hedge accounting line in the GAAP net investment income reconciliation presented below. The scheduled periodic settlement payments excluded were $4 million and $1 million for the three months and six months ended June 30, 2014, respectively, and $7 million for both the three months and six months ended June 30, 2013.

(5)
Certain amounts in the prior periods have been reclassified to conform with the current period segment presentation. In the first quarter of 2014, MetLife, Inc. began reporting the operations of MAL as divested business. See “— Executive Summary.”

(6)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs and contractholder-directed unit-linked investments. Such reclassifications are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net investment income — in the above yield table	$5,095	$5,057	$10,180	$10,139
Real estate discontinued operations	—	(3)	(1)	(4)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(169)	(167)	(344)	(298)
Equity method operating joint ventures	1	(1)	1	(1)
Contractholder-directed unit-linked investments	295	314	360	1,353
Divested businesses	24	48	67	103
Incremental net investment income from CSEs	13	34	31	67
Net investment income — GAAP consolidated statements of operations	$5,259	$5,282	$10,294	$11,359

See “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013” and “— Results of Operations — Consolidated Results — Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013” for an analysis of the period over period changes in net investment income.

Fixed Maturity and Equity Securities Available-for-Sale
Fixed maturity securities available-for-sale (“AFS”), which consisted principally of publicly-traded and privately-placed fixed maturity securities and redeemable preferred stock, were $367.1 billion and $350.2 billion, at estimated fair value, or 72% and 71% of total cash and invested assets, at June 30, 2014 and December 31, 2013, respectively. Publicly-traded fixed maturity securities represented $316.8 billion and $302.3 billion, at estimated fair value, at June 30, 2014 and December 31, 2013, respectively, or 86% of total fixed maturity securities at both June 30, 2014 and December 31, 2013. Privately placed fixed maturity securities represented $50.3 billion and $47.9 billion, at estimated fair value, at June 30, 2014 and December 31, 2013, respectively, or 14% of total fixed maturity securities at both June 30, 2014 and December 31, 2013.
Equity securities AFS, which consisted principally of publicly-traded and privately-held common and non-redeemable preferred stock, including certain perpetual hybrid securities and mutual fund interests, were $3.9 billion and $3.4 billion, at estimated fair value, or 0.8% and 0.7% of total cash and invested assets, at June 30, 2014 and December 31, 2013, respectively. Publicly-traded equity securities represented $2.8 billion and $2.4 billion, at estimated fair value, or 72% and 71% of total equity securities, at June 30, 2014 and December 31, 2013, respectively. Privately-held equity securities represented $1.1 billion and $1.0 billion, at estimated fair value, or 28% and 29% of total equity securities, at June 30, 2014 and December 31, 2013, respectively.
Included within fixed maturity and equity securities were $1.1 billion of perpetual securities, at estimated fair value, at both June 30, 2014 and December 31, 2013. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Included within fixed maturity securities were $1.5 billion of redeemable preferred stock with a stated maturity, at estimated fair value, at both June 30, 2014 and December 31, 2013. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Valuation of Securities” included in the 2013 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	June 30, 2014
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1
Quoted prices in active markets for identical assets	$33,433	9.1%	$1,615	41.8%
Level 2
Independent pricing source	271,633	74.0	821	21.3
Internal matrix pricing or discounted cash flow techniques	37,656	10.3	978	25.3
Significant other observable inputs	309,289	84.3	1,799	46.6
Level 3
Independent pricing source	6,617	1.8	248	6.4
Internal matrix pricing or discounted cash flow techniques	14,067	3.8	138	3.6
Independent broker quotations	3,650	1.0	63	1.6
Significant unobservable inputs	24,334	6.6	449	11.6
Total estimated fair value	$367,056	100.0%	$3,863	100.0%

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2014 are as follows:

•
The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in four sectors: U.S. and foreign corporate securities, residential mortgage-backed securities (“RMBS”) and asset-backed securities (“ABS”).

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

•
During the three months ended June 30, 2014, Level 3 fixed maturity securities increased by $1.9 billion, or 9%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”), partially offset by net transfers out of Level 3. The purchases in excess of sales were concentrated in ABS, RMBS and U.S Treasury and agency securities and the increase in estimated fair value recognized in OCI was concentrated in U.S. and foreign corporate securities. The net transfers out of Level 3 were concentrated in ABS, U.S. and foreign corporate securities and RMBS.

•
During the six months ended June 30, 2014, Level 3 fixed maturity securities increased by $36 million, or less than 1%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in OCI, partially offset by net transfers out of Level 3. The purchases in excess of sales were concentrated in ABS, RMBS, U.S. and foreign corporate securities and U.S Treasury and agency securities and the increase in estimated fair value recognized in OCI was concentrated in U.S. and foreign corporate securities and RMBS. The net transfers out of Level 3 were concentrated in ABS, U.S. and foreign corporate securities, foreign government securities and commercial mortgage-backed securities (“CMBS”).

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

The NAIC has adopted revised methodologies for certain structured securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with the revised methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities. We apply the revised NAIC methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC methodologies on an annual basis. If our insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.
The following table presents total fixed maturity securities by Nationally Recognized Statistical Ratings Organizations (“NRSRO”) rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		June 30, 2014				December 31, 2013
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(In millions)				(In millions)
1	Aaa/Aa/A	$236,269	$19,291	$255,560	69.6%	$230,429	$11,640	$242,069	69.1%
2	Baa	78,827	7,574	86,401	23.6	79,732	4,382	84,114	24.0
	Subtotal investment grade	315,096	26,865	341,961	93.2	310,161	16,022	326,183	93.1
3	Ba	14,198	596	14,794	4.0	13,239	358	13,597	3.9
4	B	8,998	279	9,277	2.5	9,216	162	9,378	2.7
5	Caa and lower	981	11	992	0.3	932	23	955	0.3
6	In or near default	14	18	32	—	51	23	74	—
	Subtotal below investment grade	24,191	904	25,095	6.8	23,438	566	24,004	6.9
	Total fixed maturity securities	$339,287	$27,769	$367,056	100.0%	$333,599	$16,588	$350,187	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
June 30, 2014
U.S. corporate	$47,133	$46,571	$9,986	$5,307	$379	$17	$109,393
Foreign corporate	26,470	30,991	3,131	1,789	106	1	62,488
Foreign government	48,760	5,779	661	1,267	160	—	56,627
U.S. Treasury and agency	54,347	—	—	—	—	—	54,347
RMBS	35,480	1,441	961	861	312	9	39,064
CMBS	15,546	45	20	23	17	—	15,651
ABS	13,643	1,068	24	30	18	5	14,788
State and political subdivision	14,181	506	11	—	—	—	14,698
Total fixed maturity securities	$255,560	$86,401	$14,794	$9,277	$992	$32	$367,056
Percentage of total	69.6%	23.6%	4.0%	2.5%	0.3%	—%	100.0%

December 31, 2013
U.S. corporate	$46,038	$45,639	$9,349	$4,998	$415	$30	$106,469
Foreign corporate	27,957	30,477	2,762	1,910	45	1	63,152
Foreign government	47,767	4,481	648	1,363	178	—	54,437
U.S. Treasury and agency	45,123	—	—	—	—	—	45,123
RMBS	31,385	1,657	753	974	248	38	35,055
CMBS	16,393	47	45	14	51	—	16,550
ABS	14,184	1,215	30	119	18	5	15,571
State and political subdivision	13,222	598	10	—	—	—	13,830
Total fixed maturity securities	$242,069	$84,114	$13,597	$9,378	$955	$74	$350,187
Percentage of total	69.1%	24.0%	3.9%	2.7%	0.3%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both June 30, 2014 and December 31, 2013. The tables below present our U.S. and foreign corporate securities holdings at:

	June 30, 2014		December 31, 2013
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$62,488	36.4%	$63,152	37.2%
U.S. corporate fixed maturity securities — by industry:
Consumer	28,127	16.4	27,953	16.5
Industrial	28,109	16.3	27,462	16.2
Finance	20,807	12.1	20,135	11.9
Utility	19,974	11.6	19,066	11.2
Communications	8,383	4.9	8,074	4.8
Other	3,993	2.3	3,779	2.2
Total	$171,881	100.0%	$169,621	100.0%
__________________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
We held $69.5 billion and $67.2 billion of structured securities, at estimated fair value, at June 30, 2014 and December 31, 2013, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	June 30, 2014			December 31, 2013
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$19,781	50.6%	$1,115	$19,046	54.3%	$705
Pass-through securities	19,283	49.4	605	16,009	45.7	183
Total RMBS	$39,064	100.0%	$1,720	$35,055	100.0%	$888
By risk profile:
Agency	$26,713	68.4%	$1,313	$23,686	67.6%	$762
Prime	2,967	7.6	92	2,935	8.4	71
Alt-A	5,469	14.0	161	4,986	14.2	(25)
Sub-prime	3,915	10.0	154	3,448	9.8	80
Total RMBS	$39,064	100.0%	$1,720	$35,055	100.0%	$888
Ratings profile:
Rated Aaa/AAA	$27,591	70.6%		$24,764	70.6%
Designated NAIC 1	$35,480	90.8%		$31,385	89.5%
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Structured Securities” included in the 2013 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, Alt-A and sub-prime RMBS.

The Company’s Alt-A RMBS portfolio has performed within our expectations and is comprised primarily of fixed rate mortgage loans (95% and 94% at June 30, 2014 and December 31, 2013, respectively) and has an insignificant amount of option adjustable rate mortgage loans ($212 million and $34 million, at estimated fair value, or 4% and less than 1%, at June 30, 2014 and December 31, 2013, respectively). These option adjustable rate mortgage loans backing these securities are past the initial period that allowed negative amortization of principal and are now traditional amortizing adjustable rate mortgage loans.
Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since the beginning of 2012, we increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The sub-prime RMBS purchases since 2012 of $3.0 billion and $2.5 billion, at estimated fair value, are performing within our expectations and were in an unrealized gain position of $138 million and $96 million at June 30, 2014 and December 31, 2013, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	June 30, 2014
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2004	$1,013	$1,030	$123	$126	$129	$131	$51	$52	$21	$21	$1,337	$1,360
2005	3,145	3,240	413	432	320	334	110	113	12	15	4,000	4,134
2006	2,212	2,318	141	149	101	104	54	62	55	54	2,563	2,687
2007	742	779	85	90	206	220	145	151	75	72	1,253	1,312
2008 - 2011	569	607	24	24	95	97	—	—	12	12	700	740
2012	452	505	229	235	920	934	—	—	17	17	1,618	1,691
2013	732	748	408	419	1,513	1,545	13	12	—	—	2,666	2,724
2014	161	164	276	281	545	558	—	—	—	—	982	1,003
Total	$9,026	$9,391	$1,699	$1,756	$3,829	$3,923	$373	$390	$192	$191	$15,119	$15,651
Ratings Distribution		60.0%		11.2%		25.1%		2.5%		1.2%		100.0%

	December 31, 2013
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2004	$2,483	$2,522	$227	$236	$118	$124	$92	$95	$22	$21	$2,942	$2,998
2005	3,294	3,442	363	387	372	393	102	110	29	36	4,160	4,368
2006	2,355	2,466	246	260	145	156	16	21	36	37	2,798	2,940
2007	782	814	65	70	208	220	184	187	75	69	1,314	1,360
2008 - 2011	587	613	25	24	142	139	1	1	13	13	768	790
2012	439	477	271	264	937	892	—	—	17	51	1,664	1,684
2013	719	715	396	384	1,354	1,311	—	—	—	—	2,469	2,410
Total	$10,659	$11,049	$1,593	$1,625	$3,276	$3,235	$395	$414	$192	$227	$16,115	$16,550
Ratings Distribution		66.8%		9.8%		19.5%		2.5%		1.4%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 99.3% and 99.1% of total CMBS at June 30, 2014 and December 31, 2013, respectively.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	June 30, 2014			December 31, 2013
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized debt obligations	$4,379	29.6%	$(7)	$2,960	19.0%	$(6)
Foreign residential loans	2,847	19.3	93	3,415	21.9	80
Automobile loans	2,100	14.2	20	2,635	16.9	12
Student loans	2,027	13.7	54	2,332	15.0	17
Credit card loans	1,587	10.7	61	2,187	14.1	20
Equipment loans	310	2.1	5	427	2.7	6
Other loans	1,538	10.4	4	1,615	10.4	(16)
Total	$14,788	100.0%	$230	$15,571	100.0%	$113
Ratings profile:
Rated Aaa/AAA	$8,533	57.7%		$9,616	61.8%
Designated NAIC 1	$13,643	92.3%		$14,184	91.1%
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $48 million and $59 million for the three months and six months ended June 30, 2014, respectively, and $40 million and $121 million for the three months and six months ended June 30, 2013, respectively. Impairments of fixed maturity securities were $15 million and $25 million for the three months and six months ended June 30, 2014, respectively, and $39 million and $99 million for the three months and six months ended June 30, 2013, respectively. Impairments of equity securities were $33 million and $34 million for the three months and six months ended June 30, 2014, respectively, and $1 million and $22 million for the three months and six months ended June 30, 2013, respectively.
Credit-related impairments of fixed maturity securities were $15 million and $25 million for the three months and six months ended June 30, 2014, respectively, and $39 million and $81 million for the three months and six months ended June 30, 2013, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $48 million for the three months ended June 30, 2014 as compared to $40 million in the prior period. The increase in OTTI losses in the current period were concentrated in non-redeemable preferred stock and common stock, which comprised $33 million in equity security impairments for the three months ended June 30, 2014, as compared to $1 million for the three months ended June 30, 2013, and were primarily attributable to finance industry non-redeemable preferred stocks. The overall increase in impairments for the current period was partially offset by a decrease in utility industry U.S. and foreign corporate fixed maturity security impairments of $27 million.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $59 million for the six months ended June 30, 2014 as compared to $121 million in the prior period. The most significant decreases were in U.S. and foreign corporate securities and RMBS, which comprised $18 million for the six months ended June 30, 2014, as compared to $99 million for the six months ended June 30, 2013. The decrease of $43 million in OTTI losses on U.S. and foreign corporate securities were concentrated in the utility and financial services industries, while the $38 million decrease on RMBS reflects improving economic fundamentals.
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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $17.8 billion and $17.4 billion at estimated fair value, or 3.5% of total cash and invested assets, at both June 30, 2014 and December 31, 2013. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial real estate, agricultural real estate and residential properties. Mortgage loans held-for-investment and related valuation allowances are summarized as follows at:

	June 30, 2014				December 31, 2013
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$40,604	71.8%	$230	0.6%	$40,926	73.0%	$258	0.6%
Agricultural	11,961	21.2	42	0.4%	12,391	22.1	44	0.4%
Residential	3,947	7.0	22	0.6%	2,772	4.9	20	0.7%
Total	$56,512	100.0%	$294	0.5%	$56,089	100.0%	$322	0.6%

Excluded from the table above are mortgage loans for which the FVO has been elected and mortgage loans held-for-sale. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about these mortgage loans.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 86% are collateralized by properties located in the U.S., with the remaining 14% collateralized by properties located outside the U.S., calculated as a percent of the total commercial and agricultural mortgage loans held-for-investment as presented above at June 30, 2014. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 20%, 12% and 8%, respectively, of total commercial and agricultural mortgage loans held-for-investment as presented above at June 30, 2014. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 70% of total mortgage loans held-for-investment at both June 30, 2014 and December 31, 2013. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment:

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region
Pacific	$9,017	22.2%	$8,961	21.9%
Middle Atlantic	7,232	17.8	7,367	18.0
International	6,763	16.7	6,709	16.4
South Atlantic	6,714	16.5	6,977	17.1
West South Central	3,734	9.2	3,619	8.8
East North Central	2,455	6.0	2,717	6.6
New England	1,406	3.5	1,404	3.4
Mountain	935	2.3	834	2.0
East South Central	383	0.9	471	1.2
West North Central	144	0.4	148	0.4
Multi-Region and Other	1,821	4.5	1,719	4.2
Total recorded investment	40,604	100.0%	40,926	100.0%
Less: valuation allowances	230		258
Carrying value, net of valuation allowances	$40,374		$40,668
Property Type
Office	$20,692	51.0%	$20,629	50.4%
Retail	9,049	22.3	9,245	22.6
Hotel	4,154	10.2	4,219	10.3
Apartment	3,948	9.7	3,724	9.1
Industrial	2,444	6.0	2,897	7.1
Other	317	0.8	212	0.5
Total recorded investment	40,604	100.0%	40,926	100.0%
Less: valuation allowances	230		258
Carrying value, net of valuation allowances	$40,374		$40,668

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
Commercial and Agricultural Mortgage Loans. We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis.
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 54% and 55% at June 30, 2014 and December 31, 2013, respectively, and our average debt service coverage ratio was 2.5x and 2.4x at June 30, 2014 and December 31, 2013, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. The loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolios. For our agricultural mortgage loans, our average loan-to-value ratio was 44% and 45% at June 30, 2014 and December 31, 2013, respectively. The values utilized in calculating the loan-to-value ratio are developed in connection with the ongoing review of the agricultural mortgage loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowances” included in the 2013 Annual Report for further information on our mortgage loan valuation allowance policy.
See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about activity in and balances of the valuation allowance and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the six months ended June 30, 2014 and 2013.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 83% were located in the United States, with the remaining 17% located outside the United States at June 30, 2014. The three locations with the largest real estate investments were California, Japan and New York at 16%, 14% and 10%, respectively, at June 30, 2014.
Real estate investments by type consisted of the following at:

	June 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$8,947	88.6%	$9,312	86.9%
Real estate joint ventures and funds	691	6.8	769	7.2
Subtotal	9,638	95.4	10,081	94.1
Foreclosed (commercial, agricultural and residential)	414	4.1	445	4.2
Real estate held-for-investment	10,052	99.5	10,526	98.3
Real estate held-for-sale	49	0.5	186	1.7
Total real estate and real estate joint ventures	$10,101	100.0%	$10,712	100.0%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2013 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $12.2 billion and $12.5 billion at June 30, 2014 and December 31, 2013, respectively.
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

Other Limited Partnership Interests
The carrying value of other limited partnership interests was $8.0 billion and $7.4 billion at June 30, 2014 and December 31, 2013, respectively, which included $2.3 billion and $1.9 billion of hedge funds, at June 30, 2014 and December 31, 2013, respectively.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	June 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$9,252	54.1%	$8,595	53.0%
Tax credit and renewable energy partnerships	2,710	15.8	2,657	16.3
Leveraged leases, net of non-recourse debt	1,881	11.0	1,946	12.0
Funds withheld	678	4.0	649	4.0
Joint venture investments	411	2.3	113	0.7
Other	2,184	12.8	2,269	14.0
Total	$17,116	100.0%	$16,229	100.0%
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $12.4 billion and $14.0 billion, or 2.4% and 2.8% of total cash and invested assets, at June 30, 2014 and December 31, 2013, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $2.8 billion and $3.8 billion at June 30, 2014 and December 31, 2013, respectively, or 0.5% and 0.8% of total cash and invested assets, at June 30, 2014 and December 31, 2013, respectively.
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

•
Information about the notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2014 and December 31, 2013.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and six months ended June 30, 2014 and 2013.
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
Derivatives categorized as Level 3 at June 30, 2014 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity options with unobservable correlation inputs. At both June 30, 2014 and December 31, 2013, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Level 3 derivatives had a ($30) million and ($67) million gain (loss) recognized in net income (loss) for the three months and six months ended June 30, 2014. This loss primarily relates to certain purchased equity options that are valued using models dependent on an unobservable market correlation input and equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread. The unobservable equity variance spread is calculated from a comparison between broker offered variance swap volatility and observable equity option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations. The primary drivers of the loss during the three months ended June 30, 2014 were increases in equity index levels and decreases in equity volatility which, in total accounted for 70% of the loss. Changes in the unobservable inputs accounted for 30% of the loss. The primary drivers of the loss during the six months ended June 30, 2014 were increases in equity index levels and decreases in equity volatility which, in total accounted for 126% of the loss. Changes in the unobservable inputs accounted for an offsetting reduction in the loss of (26)%.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2014		December 31, 2013
Credit Default Swaps	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$3,675	$(43)	$3,725	$(44)
Written (2)	9,982	173	9,055	165
Total	$13,657	$130	$12,780	$121
__________________

(1)
The notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $290 million and ($8) million, respectively, at June 30, 2014 and $355 million and ($10) million, respectively, at December 31, 2013.

(2)
The notional amount and estimated fair value for written credit default swaps in the trading portfolio were $15 million and $0, respectively, at June 30, 2014 and $10 million and $0, respectively, at December 31, 2013.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$3	$(11)	$(8)	$5	$(5)	$—	$12	$(18)	$(6)	$10	$(19)	$(9)
Written (3), (4)	28	(6)	22	6	(11)	(5)	35	(22)	13	52	(25)	27
Total	$31	$(17)	$14	$11	$(16)	$(5)	$47	$(40)	$7	$62	$(44)	$18
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $1 million and ($2) million, respectively, for the three months ended June 30, 2014 and $3 million and ($3) million, respectively, for the six months ended June 30, 2014. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $2 million and ($3) million, respectively, for the three months ended June 30, 2013 and $3 million and ($7) million, respectively, for the six months ended June 30, 2013.

(3)	The gross gains and gross (losses) for written credit default swaps in the trading portfolio were not significant for both the three months and six months ended June 30, 2014 and 2013.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
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
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured credit facility and certain committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements.
Collateral for Securities Lending, Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $85 million at estimated fair value at June 30, 2014. We had no such collateral as of December 31, 2013. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $833 million and $231 million at June 30, 2014 and December 31, 2013, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $892 million and $256 million at June 30, 2014 and December 31, 2013, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $3.0 billion and $2.3 billion at June 30, 2014 and December 31, 2013, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Other
Additionally, we make mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Other than these investment-related commitments which are disclosed in Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from these investment- related commitments. For further information on these investment-related commitments see “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations.”
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
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for additional information. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Interest Rate Stress Scenario” included in the 2013 Annual Report and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment (as well as Corporate & Other) follows.
Retail
Future policy benefits for the life business are comprised mainly of liabilities for traditional life and for universal and variable life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. We have entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For our property & casualty products, future policy benefits include unearned premium reserves and liabilities for unpaid claims and claim expenses and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. For the annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.
Group, Voluntary & Worksite Benefits
With the exception of our property & casualty products, future policy benefits for our Group and Voluntary & Worksite businesses are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, LTC policies, active life policies and premium stabilization and other contingency liabilities held under life insurance contracts. The future policy benefits of the property & casualty products offered by the Voluntary & Worksite business are the same as those of the Retail property & casualty business. Liabilities for unpaid claims are estimated based upon assumptions such as rates of claim frequencies, levels of severities, inflation, judicial trends, legislative changes or regulatory decisions. Assumptions are based upon our historical experience and analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business, and consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

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
Latin America
Future policy benefits for this segment are held primarily for immediate annuities in Chile, Argentina and Mexico and traditional life contracts mainly in Brazil and Mexico. There are also liabilities held for total return pass-through provisions included in certain universal life and savings products in Mexico. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, and mortality and lapses different than expected. We mitigate our risks by applying various ALM strategies.
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
Corporate & Other
Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain run-off LTC and workers’ compensation business written by MICC. Additionally, future policy benefits include liabilities for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as insurance.
Policyholder Account Balances
PABs are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable surrender charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Interest Rate Stress Scenario” included in the 2013 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for additional information. A discussion of PABs by segment (as well as Corporate & Other) follows.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	June 30, 2014
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other
Greater than 0% but less than 2%	$125	$125
Equal to 2% but less than 4%	$11,689	$4,897
Equal to or greater than 4%	$10,753	$6,778
Annuities
Greater than 0% but less than 2%	$3,310	$2,414
Equal to 2% but less than 4%	$32,931	$26,804
Equal to or greater than 4%	$2,609	$2,594
__________________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At June 30, 2014, excess interest reserves were $127 million and $358 million for Life & Other and Annuities, respectively.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	June 30, 2014
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$4,973	$4,973
Equal to 2% but less than 4%	$2,221	$2,200
Equal to or greater than 4%	$639	$613
__________________

(1)	These amounts are not adjusted for policy loans.
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
Latin America
PABs in this segment are held largely for investment-type products and universal life products in Mexico, and deferred annuities in Brazil. Some of the deferred annuities in Brazil are unit-linked-type funds that do not meet the GAAP definition of separate accounts. The rest of the deferred annuities have minimum credited rate guarantees, and these liabilities and the universal life liabilities are generally impacted by sustained periods of low interest rates. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	June 30, 2014
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities
Greater than 0% but less than 2%	$26,473	$2,204
Equal to 2% but less than 4%	$1,104	$362
Equal to or greater than 4%	$2	$2
Life & Other
Greater than 0% but less than 2%	$6,261	$5,831
Equal to 2% but less than 4%	$17,581	$8,779
Equal to or greater than 4%	$263	$—
__________________

(1)
Excludes negative VOBA liabilities of $1.9 billion at June 30, 2014, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities in the acquisition of ALICO. These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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

Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of certain guaranteed minimum withdrawal benefits (“GMWBs”), and the portion of guaranteed minimum income benefit (“GMIBs”) that requires annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.
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
The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Americas
GMDB	$581	$495	$—	$—
GMIB	1,812	1,608	(1,871)	(1,904)
GMAB	—	—	—	2
GMWB	77	62	(411)	(441)
Asia
GMDB	37	33	—	—
GMAB	—	—	8	3
GMWB	216	204	134	129
EMEA
GMDB	(5)	6	—	—
GMAB	—	—	8	11
GMWB	31	19	(142)	(102)
Corporate & Other
GMDB	9	11	—	—
GMAB	—	—	71	83
GMWB	90	109	1,390	1,179
Total	$2,848	$2,547	$(813)	$(1,040)
The carrying amounts for guarantees included in PABs above include nonperformance risk adjustments of $258 million and $267 million at June 30, 2014 and December 31, 2013, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at June 30, 2014:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$108,114	$15,427
Annual step-up	32,388	—
Roll-up and step-up combination	40,788	—
Total	$181,290	$15,427
__________________

(1)	Total contract account value excludes $2.3 billion for contracts with no GMDBs and $12.5 billion of total contract account value in the EMEA and Asia segments.
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
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total contract account values at June 30, 2014:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
GMIB	$101,464	$—
GMWB - non-life contingent	7,084	3,847
GMWB - life-contingent	21,161	9,736
GMAB	302	1,844
	$130,011	$15,427
__________________

(1)	Total contract account value excludes $53.6 billion for contracts with no living benefit guarantees and $9.7 billion of total contract account value in the EMEA and Asia segments.
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

The table below presents our GMIBs, by their guaranteed payout basis, at June 30, 2014:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$37,609
7-year setback, 1.5% interest rate	6,231
10-year setback, 1.5% interest rate	20,534
10-year mortality projection, 10-year setback, 1.0% interest rate	32,391
10-year mortality projection, 10-year setback, 0.5% interest rate	4,699
$101,464
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.
Additionally, 32% of the $101.5 billion of GMIB total contract account value has been invested in managed volatility funds as of June 30, 2014. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIB are required to invest in these funds.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of June 30, 2014, only 10% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of seven years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at June 30, 2014:

	In-the- Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30% +	$891	0.9%
	20% to 30%	701	0.7%
	10% to 20%	1,520	1.5%
	0% to 10%	3,596	3.5%
		6,708
Out-of-the-money	-10% to 0%	7,364	7.3%
	-20% to -10%	12,999	12.8%
	-20% +	74,393	73.3%
		94,756
Total GMIBs		$101,464

Derivatives Hedging Variable Annuity Guarantees
In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various over-the-counter (“OTC”) and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	June 30, 2014			December 31, 2013
Primary Underlying Risk Exposure		Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$25,474	$1,504	$675	$25,474	$1,108	$669
	Interest rate futures	6,346	3	6	5,888	9	9
	Interest rate options	27,940	315	149	17,690	131	236
Foreign currency exchange rate	Foreign currency forwards	2,349	15	6	2,324	1	171
	Foreign currency futures	382	1	—	365	1	1
Equity market	Equity futures	5,803	1	11	5,144	1	43
	Equity options	36,224	1,271	1,228	35,445	1,344	1,068
	Variance swaps	21,985	217	691	21,636	174	577
	Total rate of return swaps	3,449	—	138	3,802	—	179
	Total	$129,952	$3,327	$2,904	$117,768	$2,769	$2,953
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
Liquidity Management
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of market conditions, changing needs and opportunities.

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $15.0 billion and $15.8 billion at June 30, 2014 and December 31, 2013, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $238.3 billion and $240.9 billion at June 30, 2014 and December 31, 2013, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, in regulatory custodial accounts or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
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
See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase program.
The Company
Liquidity
Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, global funding sources and various credit facilities.
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

	Six Months Ended June 30,
	2014	2013
	(In millions)
Sources:
Operating activities, net	$6,921	$7,314
Changes in payables for collateral under securities loaned and other transactions, net	2,891	—
Changes in bank deposits, net	—	8
Long-term debt issued	1,000	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	21	—
Total sources	10,833	7,322
Uses:
Investing activities, net	6,700	7,853
Changes in policyholder account balances, net	774	4,345
Changes in payables for collateral under securities loaned and other transactions, net	—	440
Short-term debt repayments, net	75	—
Long-term debt repaid	2,484	356
Treasury stock acquired in connection with share repurchases	4	—
Dividends on preferred stock	61	61
Dividends on common stock	706	505
Other, net	221	91
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	225
Total uses	11,025	13,876
Net increase (decrease) in cash and cash equivalents	$(192)	$(6,554)

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
Cash Flows from Investments
The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments, settlements of freestanding derivatives and net investment income. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. Additional cash outflows include those related to our securities lending activities and purchases of businesses. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
Financing Cash Flows
The principal cash inflows from our financing activities come from issuances of debt and other securities and deposits of funds associated with PABs. The principal cash outflows come from repayments of debt, payments of dividends on and repurchase of MetLife, Inc.’s securities and withdrawals associated with PABs. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contractholder and policyholder withdrawal.
Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:
Global Funding Sources
Liquidity is provided by a variety of global funding sources, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of global funding sources, including short-term and long-term debt, collateral financing arrangements, junior subordinated debt securities, preferred securities, equity securities and equity-linked securities. The diversity of our global funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:
Common Stock
During the six months ended June 30, 2014 and 2013, MetLife, Inc. issued 4,621,866 and 4,914,813 new shares of its common stock for $173 million and $155 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by a $4.0 billion general corporate credit facility (see “— Credit and Committed Facilities”). MetLife Funding, a subsidiary of MLIC, serves as our centralized finance unit. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to MetLife, Inc., MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper programs fluctuate in line with changes to affiliates’ financing arrangements.

Federal Home Loan Bank Funding Agreements, Reported in PABs
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the six months ended June 30, 2014 and 2013, we issued $5.8 billion and $8.0 billion, respectively, and repaid $5.8 billion and $8.4 billion, respectively, under funding agreements with certain regional FHLBs. At both June 30, 2014 and December 31, 2013, total obligations outstanding under these funding agreements were $15.0 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Special Purpose Entity Funding Agreements, Reported in PABs
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the six months ended June 30, 2014 and 2013, we issued $24.4 billion and $18.6 billion, respectively, and repaid $24.1 billion and $17.8 billion, respectively, under such funding agreements. At June 30, 2014 and December 31, 2013, total obligations outstanding under these funding agreements were $32.1 billion and $31.2 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in PABs
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. There were no issuances or repayments under such funding agreements during the six months ended June 30, 2014 and 2013. At both June 30, 2014 and December 31, 2013, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Debt Issuance
In April 2014, MetLife, Inc. issued $1.0 billion of senior notes due in April 2024 which bear interest at a fixed rate of 3.60%, payable semi-annually.
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
Credit and Committed Facilities
 At June 30, 2014, we maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $12.1 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
In May 2014, MetLife, Inc. and MetLife Funding entered into a $4.0 billion five-year unsecured credit agreement, which amended and restated both the five-year $3.0 billion and the five-year $1.0 billion unsecured credit agreements in their entireties into a single agreement (the “2014 Five-Year Credit Agreement”). The facility made available by the 2014 Five-Year Credit Agreement may be used for general corporate purposes (including, in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). All borrowings under the 2014 Five-Year Credit Agreement must be repaid by May 30, 2019, except that letters of credit outstanding on that date may remain outstanding until no later than May 30, 2020. MetLife, Inc. incurred costs of $6 million related to the 2014 Five-Year Credit Agreement, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the 2014 Five-Year Credit Agreement. At June 30, 2014, we had outstanding $270 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.7 billion at June 30, 2014.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At June 30, 2014, $6.5 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding against these facilities. Remaining availability was $2.8 billion at June 30, 2014.

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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	June 30, 2014	December 31, 2013
	(In millions)
Short-term debt	$100	$175
Long-term debt (1)	$16,278	$17,198
Collateral financing arrangements	$4,196	$4,196
Junior subordinated debt securities	$3,193	$3,193
__________________

(1)
Excludes $505 million and $1.5 billion at June 30, 2014 and December 31, 2013, respectively, of long-term debt relating to CSEs — FVO (see Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements).

Dispositions
Cash proceeds from dispositions during the six months ended June 30, 2014 and 2013 were $714 million and $373 million, respectively. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the disposition of MAL. During the six months ended June 30, 2013, the sale of MetLife Bank’s depository business resulted in cash outflows of $6.4 billion as a result of the buyer’s assumption of the bank deposits liability in exchange for our cash payment. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for information regarding the sale of MetLife Bank’s depository business.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
In June 2014, MetLife, Inc. announced that it will resume common stock repurchases and intends to repurchase up to $1 billion of MetLife, Inc. common stock. It will utilize existing authorizations from the MetLife, Inc. Board of Directors to repurchase its common stock. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”)) and in privately negotiated transactions. See “Unregistered Sales of Equity Securities and Use of Proceeds — Issuer Purchases of Equity Securities.”
In June 2014, MetLife, Inc. repurchased 80,662 shares through open market purchases for $4 million.
At June 30, 2014, $1.3 billion remains available under these common stock repurchase authorizations. Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.

Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for preferred stock was as follows for the six months ended June 30, 2014 and 2013:

	Record Date	Payment Date	Preferred Stock Dividend
Declaration Date			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
May 15, 2014	May 31, 2014	June 16, 2014	$0.256	$7	$0.406	$24
March 5, 2014	February 28, 2014	March 17, 2014	$0.250	6	$0.406	24
				$13		$48

May 15, 2013	May 31, 2013	June 17, 2013	$0.256	$7	$0.406	$24
March 5, 2013	February 28, 2013	March 15, 2013	$0.250	6	$0.406	24
				$13		$48
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B.
Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the six months ended June 30, 2014 and 2013:

	Record Date	Payment Date	Common Stock Dividend
Declaration Date			Per Share	Aggregate
			(In millions, except per share data)
April 22, 2014	May 9, 2014	June 13, 2014	$0.350	$395
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	311
				$706

April 23, 2013	May 9, 2013	June 13, 2013	$0.275	$302
January 4, 2013	February 6, 2013	March 13, 2013	$0.185	203
				$505
The declaration and payment of common stock dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends to MetLife, Inc. by its insurance subsidiaries and other factors deemed relevant by the Board. On July 7, 2014, MetLife, Inc.’s Board of Directors declared a third quarter 2014 common stock dividend of $0.35 per share payable on September 12, 2014 to shareholders of record as of August 8, 2014. The Company estimates the aggregate dividend payment to be $396 million.
Dividend Restrictions
The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve Board, if, in the future, MetLife, Inc. is designated as a non-bank SIFI. See “— Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs,” as well as “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2013 Annual Report. In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — International Regulatory Developments — Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Debt Repayments
In June 2014, MetLife, Inc. repaid at maturity its $350 million 5.50% senior notes.

In May 2014, MetLife, Inc. redeemed $200 million aggregate principal amount of its 5.875% senior notes due in November 2033 at par.
In February 2014, MetLife, Inc. repaid at maturity its $1.0 billion 2.375% senior notes.
Debt and Facility Covenants
Certain of our debt instruments, committed facilities and our credit facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at June 30, 2014.
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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of MetLife, Inc. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” included in the 2013 Annual Report.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2014 and 2013, general account surrenders and withdrawals from annuity products were $2.1 billion and $2.0 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $2.2 billion at June 30, 2014 of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $135 million were subject to a notice period of 90 days. The remaining liabilities are subject to a notice period of five months or greater.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2014 and December 31, 2013, we were obligated to return cash collateral under our control of $2.1 billion and $2.0 billion, respectively. At June 30, 2014 and December 31, 2013, we had pledged cash collateral of $4 million and $3 million, respectively, for OTC bilateral derivative contracts between two counterparties (“OTC-bilateral”) in a net liability position. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would require $32 million of additional collateral be provided to our counterparties as of June 30, 2014. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions. In addition, we have pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $30.9 billion and $28.3 billion at June 30, 2014 and December 31, 2013, respectively. Of these amounts, $7.1 billion and $6.0 billion at June 30, 2014 and December 31, 2013, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2014 was $7.0 billion, of which $6.6 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See “— Investments — Securities Lending” for further information.
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
Acquisitions
During the six months ended June 30, 2014 and 2013, there were $249 million and $0 cash outflows for acquisitions, respectively.
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
Liquid Assets
At June 30, 2014 and December 31, 2013, MetLife, Inc. and other MetLife holding companies had $5.5 billion and $5.9 billion, respectively, in liquid assets. Of these amounts, $5.2 billion and $5.5 billion were held by MetLife, Inc. and $275 million and $453 million were held by other MetLife holding companies, at June 30, 2014 and December 31, 2013, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; and (iii) investments pledged in support of derivatives.
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
Potential Restrictions and Limitations on Non-Bank SIFI and Global Systemically Important Insurers
MetLife Bank has terminated its Federal Deposit Insurance Corporation insurance and MetLife, Inc. de-registered as a bank holding company. As a result, MetLife, Inc. is no longer subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank SIFI, it could once again be subject to regulation by the Federal Reserve Board and enhanced supervision and prudential standards. In addition, if MetLife, Inc. is designated as a non-bank SIFI or if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any such additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs” and “— Industry Trends — Regulatory Developments — International Regulatory Developments — Global Systemically Important Insurers,” as well as “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2013 Annual Report. See “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding the resumption of our common stock repurchase program.

Liquidity and Capital Sources
In addition to the description of liquidity and capital sources in “— The Company — Summary of Primary Sources and Uses of Liquidity and Capital” the following additional information is provided regarding MetLife, Inc.’s primary sources of liquidity and capital:
Dividends from Subsidiaries
MetLife, Inc. relies, in part, on dividends from its subsidiaries to meet its cash requirements. MetLife, Inc.’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is generally based on the surplus to policyholders at the end of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which we conduct business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment liabilities, statutory reserve calculation assumptions, goodwill and surplus notes.
The table below sets forth the dividends permitted to be paid in 2014 by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid during the six months ended June 30, 2014:

	2014
Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$558	$1,163
American Life Insurance Company	$—	$—
MetLife Insurance Company of Connecticut (2)	$—	$1,013
Metropolitan Property and Casualty Insurance Company	$—	$218
Metropolitan Tower Life Insurance Company	$—	$73
MetLife Investors Insurance Company	$—	$120
Delaware American Life Insurance Company	$—	$16
__________________

(1)
Reflects dividend amounts that may be paid during 2014 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2014, some or all of such dividends may require regulatory approval.

(2)
We do not expect MICC to pay any dividends during 2014. See “— Liquidity and Capital Uses — Affiliated Capital Transactions” for information regarding MICC’s expected redemption and retirement of its common stock held by MetLife Investors Group, LLC (“MLIG”) and MLIG’s expected dividend to MetLife, Inc. in connection with the Mergers.

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
In 2013, MetLife, Inc. announced its plans for the Mergers. As a result, the aggregate amount of dividends permitted to be paid without insurance regulatory approval may be impacted. See “— Executive Summary” for further information on the Mergers.
We actively manage target and excess capital levels and dividend flows on a proactive basis and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. We cannot provide assurance that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends, and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.

Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both June 30, 2014 and December 31, 2013.
Credit and Committed Facilities
At June 30, 2014, MetLife, Inc., along with MetLife Funding, maintained a $4.0 billion unsecured credit facility, the proceeds of which are available for general corporate purposes (including, in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). At June 30, 2014, MetLife, Inc. had outstanding $270 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.7 billion at June 30, 2014.
In addition, MetLife, Inc. is a party to committed facilities of certain of its subsidiaries, which aggregated $12.1 billion at June 30, 2014. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities,” as well as Note 12 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information regarding these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2014	December 31, 2013
	(In millions)
Long-term debt — unaffiliated	$15,429	$15,938
Long-term debt — affiliated (1)	$3,600	$3,600
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748
__________________

(1)
In June 2014, a $500 million senior note issued by MetLife, Inc. to MLIC matured and a new $500 million senior note was issued by MetLife, Inc. to MLIC. The senior note matures in June 2019 and bears interest at a fixed rate of 3.54%, payable semi-annually.

Dispositions
During each of the six months ended June 30, 2014 and 2013, MetLife, Inc. did not receive any cash proceeds from dispositions.
Liquidity and Capital Uses
The primary uses of liquidity of MetLife, Inc. include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, common stock repurchases, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable MetLife, Inc. to make payments on debt, pay cash dividends on its common and preferred stock, contribute capital to its subsidiaries, repurchase its common stock, pay all general operating expenses and meet its cash needs.
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses,” the following additional information is provided regarding MetLife, Inc.’s primary uses of liquidity and capital:
Affiliated Capital Transactions
During the six months ended June 30, 2014 and 2013, MetLife, Inc. invested an aggregate of $222 million and $529 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $2.2 billion and $2.3 billion at June 30, 2014 and December 31, 2013, respectively.

In anticipation of the Mergers, in the third quarter of 2014 we expect that MICC will pay MLIG $1.4 billion to redeem and retire MICC’s common stock owned by MLIG, after which all of the outstanding common stock of MICC will be held by MetLife, Inc. Following the redemption, in the third quarter of 2014 we expect that MLIG will dividend the $1.4 billion to MetLife, Inc., and we expect that MetLife, Inc. will make a capital contribution to MICC of approximately $230 million.
In June 2014, MetLife Ireland Treasury Limited made a payment of the Chilean peso equivalent of $69 million on a loan issued by MetLife, Inc. which bears interest at a fixed rate of 8.5%. At June 30, 2014, the remaining balance on the loan was $1.1 billion.
In February 2014, MetLife, Inc. issued a $150 million short-term note to American Life which was repaid in June 2014. The short-term note bore interest at six-month LIBOR + 0.875%.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments, committed facilities and our credit facility contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at June 30, 2014.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” included in the 2013 Annual Report.
Acquisitions
During each of the six months ended June 30, 2014 and 2013, there were no cash outflows from MetLife, Inc. for acquisitions.
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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
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

The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments (“Inflation and Pass Through Adjustments”) (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

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
In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Additionally, the impact of changes in our foreign currency exchange rates is calculated using the average foreign currency exchange rates for the current year and is applied to each of the comparable years. Further, asymmetrical GAAP accounting treatment for insurance contracts refers to Inflation and Pass Through Adjustments as noted above within the definition of operating expenses.
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
Subsequent Event
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have developed an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) within the GRM, ALM Unit, Treasury Department and Investments Department. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. The ERC is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary insurance company level that manage capital and risk positions, approve ALM strategies and establish corporate business standards, report to the ERC.
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
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through our investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. Selectively, we use U.S. dollar assets to support certain long duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the Polish zloty, the Australian dollar, the Mexican peso, Chilean peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” included in the 2013 Annual Report.
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

•
GRM’s Foreign Exchange Committee, in coordination with the Treasury Department, is responsible for managing our exposure to investments in foreign subsidiaries. Exposure limits are established by the Treasury Department and monitored by GRM. The Investments Department manages such exposure.

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
Equity Market Risk Management
The issuance of variable annuities exposes us to market risk. This risk is managed by our ALM Unit in partnership with the Investments Department. Equity market risk is also assumed through our investment in equity securities and is managed by our Investments Department. We use derivatives to mitigate our equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. We also employ reinsurance to manage these exposures.
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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at June 30, 2014. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at June 30, 2014:

June 30, 2014
(In millions)
Non-trading:
Interest rate risk	$6,078
Foreign currency exchange rate risk	$6,907
Equity market risk	$111
Trading:
Interest rate risk	$5
Foreign currency exchange rate risk	$—

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments at June 30, 2014 by type of asset or liability:

	June 30, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$367,056	$(6,157)
Equity securities		$3,863	—
Fair value option and trading securities:
Actively Traded Securities		$690	(10)
Fair value option general account securities		$682	(1)
Total fair value option and trading securities		$1,372	(11)
Mortgage loans		$59,194	(391)
Policy loans		$13,458	(115)
Short-term investments		$12,366	(2)
Other invested assets		$982	—
Cash and cash equivalents		$7,393	—
Accrued investment income		$4,234	—
Premiums, reinsurance and other receivables		$4,062	(154)
Other assets		$1,050	(4)
Net embedded derivatives within asset host contracts (2)		$328	(21)
Total assets			$(6,855)
Liabilities (3)
Policyholder account balances		$137,432	$635
Payables for collateral under securities loaned and other transactions		$33,187	—
Short-term debt		$100	—
Long-term debt		$18,293	350
Collateral financing arrangements		$3,993	—
Junior subordinated debt securities		$4,131	120
Other liabilities:
Trading liabilities		$218	5
Other		$5,903	124
Net embedded derivatives within liability host contracts (2)		$(684)	480
Total liabilities			$1,714
Derivative Instruments
Interest rate swaps	$104,642	$3,889	$(689)
Interest rate floors	$67,265	$172	(25)
Interest rate caps	$36,605	$111	30
Interest rate futures	$6,364	$(3)	3
Interest rate options	$39,361	$345	(173)
Interest rate forwards	$640	$37	(16)
Synthetic GICs	$4,362	$—	—
Foreign currency swaps	$25,923	$(547)	(9)
Foreign currency forwards	$18,219	$(6)	(10)
Currency futures	$382	$1	—
Currency options	$14,808	$119	(6)
Credit default swaps	$13,657	$130	—
Equity futures	$5,814	$(10)	—
Equity options	$38,116	$44	(50)
Variance swaps	$21,985	$(474)	3
Total rate of return swaps	$3,449	$(138)	—
Total derivative instruments			$(942)
Net Change			$(6,083)
__________________

(1)
Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans, fair value option and trading securities and long-term debt exclude $638 million, $18 million and $505 million, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $205.0 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk decreased by $705 million, or 10%, to $6.1 billion at June 30, 2014 from $6.8 billion at December 31, 2013. This change was primarily due to a decrease in interest rates across the swap and U.S. Treasury curves of $304 million, a change in the asset base of $297 million partially offset by a change in the duration of $73 million. Additionally, the use of derivatives employed by the Company primarily due to the sale of MetLife Assurance Limited contributed to the decline by $202 million.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at June 30, 2014 by type of asset or liability:

	June 30, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$367,056	$(8,624)
Equity securities		$3,863	(116)
Fair value option and trading securities:
Actively Traded Securities		$690	—
Fair value option general account securities		$682	(76)
Total fair value option and trading securities		$1,372	(76)
Mortgage loans		$59,194	(649)
Policy loans		$13,458	(169)
Short-term investments		$12,366	(232)
Other invested assets		$982	(156)
Cash and cash equivalents		$7,393	(357)
Accrued investment income		$4,234	(87)
Premiums, reinsurance and other receivables		$4,062	(63)
Other assets		$1,050	(6)
Net embedded derivatives within asset host contracts (2)		$328	(13)
Total assets			$(10,548)
Liabilities (3)
Policyholder account balances		$137,432	$2,836
Payables for collateral under securities loaned and other transactions		$33,187	119
Long-term debt		$18,293	144
Other liabilities		$6,121	17
Net embedded derivatives within liability host contracts (2)		$(684)	147
Total liabilities			$3,263
Derivative Instruments
Interest rate swaps	$104,642	$3,889	$(25)
Interest rate floors	$67,265	$172	—
Interest rate caps	$36,605	$111	—
Interest rate futures	$6,364	$(3)	1
Interest rate options	$39,361	$345	(15)
Interest rate forwards	$640	$37	—
Synthetic GICs	$4,362	$—	—
Foreign currency swaps	$25,923	$(547)	602
Foreign currency forwards	$18,219	$(6)	(364)
Currency futures	$382	$1	(112)
Currency options	$14,808	$119	303
Credit default swaps	$13,657	$130	(1)
Equity futures	$5,814	$(10)	1
Equity options	$38,116	$44	(14)
Variance swaps	$21,985	$(474)	2
Total rate of return swaps	$3,449	$(138)	—
Total derivative instruments			$378
Net Change			$(6,907)
__________________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans, fair value option and trading securities and long-term debt exclude $638 million, $18 million and $505 million, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $205.0 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in foreign currency exchange rates.

Foreign currency exchange rate risk increased by $340 million, or 5%, to $6.9 billion at June 30, 2014 from $6.6 billion at December 31, 2013. This change is due to a net increase in exchange risk relating to fixed maturity securities, equity securities, policyholder account balances and the use of derivatives employed by the Company. Our net exposures increased primarily due to the weakening of the U.S. dollar against the Japanese yen and the Chilean peso.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at June 30, 2014 by type of asset or liability:

	June 30, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$3,863	$387
Net embedded derivatives within asset host contracts (2)		$328	(18)
Total assets			$369
Liabilities
Policyholder account balances		$137,432	$—
Net embedded derivatives within liability host contracts (2)		$(684)	643
Total liabilities			$643
Derivative Instruments
Interest rate swaps	$104,642	$3,889	$—
Interest rate floors	$67,265	$172	—
Interest rate caps	$36,605	$111	—
Interest rate futures	$6,364	$(3)	—
Interest rate options	$39,361	$345	—
Interest rate forwards	$640	$37	—
Synthetic GICs	$4,362	$—	—
Foreign currency swaps	$25,923	$(547)	—
Foreign currency forwards	$18,219	$(6)	—
Currency futures	$382	$1	—
Currency options	$14,808	$119	—
Credit default swaps	$13,657	$130	—
Equity futures	$5,814	$(10)	(524)
Equity options	$38,116	$44	(255)
Variance swaps	$21,985	$(474)	11
Total rate of return swaps	$3,449	$(138)	(355)
Total derivative instruments			$(1,123)
Net Change			$(111)
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
Equity price risk increased by $16 million to $111 million at June 30, 2014 from $95 million at December 31, 2013. This increase was primarily due to the use of derivatives by the Company partially offset by a change in equity securities.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”); (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014; and (iii) Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2013 Annual Report, MLIC received approximately 5,898 asbestos-related claims in 2013. During the six months ended June 30, 2014 and 2013, MLIC received approximately 2,569 and 3,129 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2014.
Unclaimed Property Litigation
Derivative Actions and Demands
Seeking to sue derivatively on behalf of MetLife, Inc., four shareholders commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. Plaintiffs allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The two state court actions (Fishbaum v. Kandarian, et al. (Sup. Ct., New York County, filed January 27, 2012) and Batchelder v. Burwell, et al. (Sup. Ct., New York County, filed March 6, 2012)), have been consolidated under the caption In re: MetLife Shareholder Derivative Action. On January 22, 2014, the state court issued an order granting defendants’ motion to dismiss on the basis that plaintiffs had not established that their failure to make the required pre-suit demand to the Board of Directors should be excused. On May 16, 2014, the state court denied plaintiffs’ motion for leave to reargue the January 22, 2014 order, granting defendants’ motion to dismiss. The two actions filed in federal court (Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012) and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012)) have been consolidated and stayed pending further order of the court. The defendants intend to continue to defend this action vigorously.

Other Litigation
C‑Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014).
Plaintiffs filed these lawsuits against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and the date of the court’s preliminary approval of the settlement. Following this agreement, the Fauley case was filed in Illinois, and the C-Mart and Cadenasso cases were voluntarily dismissed. In August 2014, the Fauley court preliminarily approved the settlement, certified a nationwide settlement class, and scheduled the final approval hearing for November 2014.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.
Item 1A. Risk Factors
The following should be read in conjunction with the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2013 Annual Report and “Risk Factors” in Part II, Item 1A of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
Regulatory and Legal Risks
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — U.S. Regulation” and “Business — International Regulation” included in the 2013 Annual Report, as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments,” and as further supplemented below.

Insurance Regulation - U.S.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and off-shore entities to reinsure insurance risk. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede most of the variable annuity guarantee risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for information regarding MetLife, Inc.’s plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. If state insurance regulators restrict the use of such captive reinsurers by following the lead of the New York State Department of Financial Services which has recommended a moratorium on such transactions, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments,” as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report. For more information on our use of captive reinsurers, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report.
The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims in the event of an insurance company insolvency, and adopted recommendations, subject to further review and development of guidance as a working group, on July 1, 2014. We are currently evaluating the impact, if any, that these recommendations may have on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Insurance Regulatory Examinations.”
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — U.S. Regulation — Holding Company Regulation — Federal Initiatives” included in the 2013 Annual Report.
Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank subjects any entity designated as a non-bank systemically important financial institution (“non-bank SIFI”) to enhanced prudential supervision and authorizes the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to impose additional capital requirements. In addition, under the so-called Volker Rule, the Federal Reserve could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs” included elsewhere herein, as well as “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2013 Annual Report.

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
Federal Regulatory Agencies
Dodd-Frank established the Consumer Financial Protection Bureau (“CFPB”), which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife. See “Business — U.S. Regulation — Consumer Protection Laws” included in the 2013 Annual Report. MetLife, Inc.’s subsidiary, MetLife Home Loans LLC, which merged with MetLife, Inc.’s former subsidiary MetLife Bank, National Association, is regulated by the CFPB.
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs” included elsewhere herein, as well as “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2013 Annual Report.
The FSOC follows a three-stage process to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife, Inc. would be named a non-bank SIFI. We have been providing information to the FSOC to assist it in its evaluation of MetLife, Inc. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not, but the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, the business and competitive position of such insurer non-bank SIFIs could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs” included elsewhere herein, as well as “Business — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2013 Annual Report. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. Legislation that would clarify that the Federal Reserve Board may tailor capital rules for insurer member bank systemically important financial institutions has been adopted by the U.S. Senate and is pending in the House of Representatives.

In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the International Association of Insurance Supervisors (“IAIS”) is participating in the Financial Stability Board’s (“FSB”) initiative to identify global systemically important financial institutions. To this end, the IAIS devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB will update the list annually beginning in November 2014. For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. On July 9, 2014, the IAIS issued a second exposure draft of the basic capital requirements (“BCR”) that the FSB has directed the IAIS to develop. The BCR provides a basis for the calculation of the HLA requirements. The BCR and HLA requirements are scheduled to be finalized by the end of 2014 and 2015, respectively. The IAIS has indicated that BCR will apply to G-SIIs in 2015 or shortly thereafter. Initially, reporting is expected to be on a confidential basis, subject to access by the IAIS for refinement purposes, if necessary. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, the IAIS proposes to develop a risk-based global insurance company standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs in the U.S., is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulatory Developments — Global Systemically Important Insurers.”
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
In the event that MetLife, Inc. is designated as a non-bank SIFI, we may elect to contest such designation using all available remedies under Dodd-Frank or otherwise. If ultimately designated as a non-bank SIFI, we will consider such structural and other business alternatives that may be available to us in response to such a designation, and we cannot predict the impact that any such alternatives, if implemented, may have on the Company or its security holders.
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
Regulation of Brokers and Dealers
Dodd-Frank also authorizes the U.S. Securities and Exchange Commission to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — U.S. Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” included in the 2013 Annual Report.
Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (“the Code”). Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.

The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and individual retirement accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2014. See “Business — U.S. Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2013 Annual Report.
International Regulation
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities or regulators. This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as general regulatory oversight, to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulatory Developments,” as well as “Business — International Regulation” and “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2013 Annual Report.
We are also subject to the evolving Solvency II insurance regulatory directive established by the European Parliament in 2009 for our insurance business throughout the European Economic Area, and may be subject to similar solvency regulations in other regions, such as Mexico and Chile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulatory Developments — Solvency II.” As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.
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

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products
The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefit and other products and on the purchasers of certain of these products. In 2014 we are subject to a new excise tax called the “health insurer fee,” the cost of which will primarily be passed on to group purchasers of certain of our dental and vision insurance products. Additionally, with respect to dental insurance products sold to groups with fifty or fewer employees, we have changed certain of our product offerings. The cost of these product changes will also be reflected in our pricing of such products. The Health Care Act or any other related regulations or regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.
On July 14, 2014, the District of Columbia (“DC”) adopted an emergency law that will impose a fee on the Health Insurance Portability and Accountability Act excepted benefits (which includes critical illness, accident, dental, vision, disability income, long-term care and hospital indemnity insurance, among other products the Company sells). DC seeks to spread the funding of its $26 million budget to other insurance lines if claims benefit from the DC healthcare exchange. The emergency law is in place for 90 days, but the City Council is already at work to adopt a permanent law, which will require Congressional scrutiny and approval. While the financial impact to the Company of DC’s action will be minimal, if other states successfully adopt this model, there could be an impact on product pricing and sales.
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
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2014 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2014	—	$—	—	$1,260,735,127
May 1 — May 31, 2014	815	$52.35	—	$1,260,735,127
June 1 — June 30, 2014	84,618	$55.82	80,662	$1,256,235,172
__________________

(1)
During the periods May 1 through May 31, 2014 and June 1 through June 30, 2014, separate account and other affiliates of MetLife, Inc. purchased 815 shares and 3,956 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc. other than through a publicly announced plan or program.

(2)
At June 30, 2014, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase program authorizations. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program, which will begin after the completion of the January 2008 $1.0 billion common stock repurchase program, of which $256 million remained outstanding at June 30, 2014. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.

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

10.1
Five-Year Credit Agreement, dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating (i) the Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto and (ii) the Five-Year Credit Agreement dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated June 4, 2014).

10.2	MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Peter M. Carlson
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 7, 2014

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

10.1
Five-Year Credit Agreement, dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating (i) the Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto and (ii) the Five-Year Credit Agreement dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated June 4, 2014).

10.2	MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E - 1