Form 10-Q
period 2014-09-30
METLIFE INC
filed 2014-11-06
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
At October 31, 2014, 1,136,042,027 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2014 (Unaudited) and December 31, 2013 and for the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	8
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	9
	Note 2 — Segment Information	11
	Note 3 — Disposition	19
	Note 4 — Insurance	19
	Note 5 — Closed Block	21
	Note 6 — Investments	22
	Note 7 — Derivatives	37
	Note 8 — Fair Value	52
	Note 9 — Long-term Debt	83
	Note 10 — Equity	83
	Note 11 — Other Expenses	88
	Note 12 — Employee Benefit Plans	89
	Note 13 — Earnings Per Common Share	90
	Note 14 — Contingencies, Commitments and Guarantees	91
	Note 15 — Subsequent Events	97
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	98
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	181
Item 4.	Controls and Procedures	189

Part II — Other Information
Item 1.	Legal Proceedings	190
Item 1A.	Risk Factors	192
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	199
Item 6.	Exhibits	200

Signatures		201

Exhibit Index		E - 1

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

MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

Part I — Financial Information
Item 1. Financial Statements

	September 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $341,198 and $333,599, respectively; includes $4,097 and $4,005, respectively, relating to variable interest entities)	$368,070	$350,187
Equity securities available-for-sale, at estimated fair value (cost: $3,111 and $3,012, respectively)	3,689	3,402
Fair value option and trading securities, at estimated fair value (includes $690 and $662, respectively, of actively traded securities; and $67 and $92, respectively, relating to variable interest entities)	17,246	17,423
Mortgage loans (net of valuation allowances of $307 and $322, respectively; includes $313 and $1,621, respectively, at estimated fair value, relating to variable interest entities; includes $298 and $338, respectively, under the fair value option)	58,038	57,706
Policy loans (includes $3 and $2, respectively, relating to variable interest entities)	11,756	11,764
Real estate and real estate joint ventures (includes $8 and $1,141, respectively, relating to variable interest entities, includes $173 and $186, respectively, of real estate held-for-sale)	10,393	10,712
Other limited partnership interests (includes $53 and $53, respectively, relating to variable interest entities)	8,214	7,401
Short-term investments, principally at estimated fair value (includes $35 and $8, respectively, relating to variable interest entities)	12,240	13,955
Other invested assets, principally at estimated fair value (includes $56 and $78, respectively, relating to variable interest entities)	17,905	16,229
Total investments	507,551	488,779
Cash and cash equivalents, principally at estimated fair value (includes $61 and $70, respectively, relating to variable interest entities)	8,783	7,585
Accrued investment income (includes $23 and $26, respectively, relating to variable interest entities)	4,380	4,255
Premiums, reinsurance and other receivables (includes $33 and $22, respectively, relating to variable interest entities)	23,814	21,859
Deferred policy acquisition costs and value of business acquired (includes $240 and $255, respectively, relating to variable interest entities)	25,503	26,706
Goodwill	10,216	10,542
Other assets (includes $135 and $152, respectively, relating to variable interest entities)	8,900	8,369
Separate account assets (includes $1,140 and $1,033, respectively, relating to variable interest entities)	319,480	317,201
Total assets	$908,627	$885,296
Liabilities and Equity
Liabilities
Future policy benefits (includes $557 and $516, respectively, relating to variable interest entities)	$189,282	$187,942
Policyholder account balances (includes $63 and $56, respectively, relating to variable interest entities)	215,226	212,885
Other policy-related balances (includes $197 and $123, respectively, relating to variable interest entities)	15,026	15,214
Policyholder dividends payable	710	675
Policyholder dividend obligation	2,825	1,771
Payables for collateral under securities loaned and other transactions	33,776	30,411
Short-term debt	100	175
Long-term debt (includes $186 and $1,868, respectively, at estimated fair value, relating to variable interest entities)	16,389	18,653
Collateral financing arrangements	4,196	4,196
Junior subordinated debt securities	3,193	3,193
Current income tax payable	293	186
Deferred income tax liability	11,357	6,643
Other liabilities (includes $75 and $88, respectively, relating to variable interest entities)	25,373	23,168
Separate account liabilities (includes $1,140 and $1,033, respectively, relating to variable interest entities)	319,480	317,201
Total liabilities	837,226	822,313
Contingencies, Commitments and Guarantees (Note 14)
Redeemable noncontrolling interests	102	887
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,130,449,364 and 1,125,224,024 shares issued at September 30, 2014 and December 31, 2013, respectively; 1,119,087,159 and 1,122,030,137 shares outstanding at September 30, 2014 and December 31, 2013, respectively	11	11
Additional paid-in capital	29,488	29,277
Retained earnings	30,928	27,332
Treasury stock, at cost; 11,362,205 and 3,193,887 shares at September 30, 2014 and December 31, 2013, respectively	(615)	(172)
Accumulated other comprehensive income (loss)	10,992	5,104
Total MetLife, Inc.’s stockholders’ equity	70,805	61,553
Noncontrolling interests	494	543
Total equity	71,299	62,096
Total liabilities and equity	$908,627	$885,296
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Premiums	$9,703	$9,094	$28,795	$27,403
Universal life and investment-type product policy fees	2,628	2,372	7,507	7,034
Net investment income	5,410	5,026	15,704	16,385
Other revenues	518	476	1,486	1,446
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(17)	(13)	(40)	(77)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(14)	(21)	(16)	(56)
Other net investment gains (losses)	140	(51)	(371)	472
Total net investment gains (losses)	109	(85)	(427)	339
Net derivative gains (losses)	478	(546)	1,132	(2,866)
Total revenues	18,846	16,337	54,197	49,741
Expenses
Policyholder benefits and claims	9,512	9,472	28,824	27,827
Interest credited to policyholder account balances	1,817	1,600	4,995	6,036
Policyholder dividends	347	312	1,047	954
Other expenses	4,218	3,977	12,603	12,140
Total expenses	15,894	15,361	47,469	46,957
Income (loss) from continuing operations before provision for income tax	2,952	976	6,728	2,784
Provision for income tax expense (benefit)	858	3	1,916	308
Income (loss) from continuing operations, net of income tax	2,094	973	4,812	2,476
Income (loss) from discontinued operations, net of income tax	—	2	(3)	1
Net income (loss)	2,094	975	4,809	2,477
Less: Net income (loss) attributable to noncontrolling interests	—	3	21	17
Net income (loss) attributable to MetLife, Inc.	2,094	972	4,788	2,460
Less: Preferred stock dividends	30	30	91	91
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,064	$942	$4,697	$2,369
Comprehensive income (loss)	$1,972	$(188)	$10,682	$(3,891)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(56)	(58)	6	(54)
Comprehensive income (loss) attributable to MetLife, Inc.	$2,028	$(130)	$10,676	$(3,837)

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.83	$0.85	$4.17	$2.15
Diluted	$1.81	$0.84	$4.12	$2.14
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.83	$0.85	$4.17	$2.15
Diluted	$1.81	$0.84	$4.12	$2.14
Cash dividends declared per common share	$0.350	$—	$0.975	$0.735
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2014 (Unaudited)
(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2013	$1	$11	$29,277	$27,332	$(172)	$8,553	$(139)	$(1,659)	$(1,651)	$61,553	$543	$62,096
Treasury stock acquired in connection with share repurchases					(443)					(443)		(443)
Stock-based compensation			211							211		211
Dividends on preferred stock				(91)						(91)		(91)
Dividends on common stock				(1,101)						(1,101)		(1,101)
Change in equity of noncontrolling interests										—	(55)	(55)
Net income (loss)				4,788						4,788	21	4,809
Other comprehensive income (loss), net of income tax						6,206	69	(501)	114	5,888	(15)	5,873
Balance at September 30, 2014	$1	$11	$29,488	$30,928	$(615)	$14,759	$(70)	$(2,160)	$(1,537)	$70,805	$494	$71,299
__________________

(1)	Net income (loss) attributable to noncontrolling interests excludes losses of redeemable noncontrolling interests of less than $1 million.
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity — (Continued)
For the Nine Months Ended September 30, 2013 (Unaudited)
(In millions)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2012	$1	$11	$28,011	$25,205	$(172)	$14,642	$(223)	$(533)	$(2,489)	$64,453	$384	$64,837
Common stock issuance		—	1,000							1,000		1,000
Stock-based compensation			249							249		249
Dividends on preferred stock				(91)						(91)		(91)
Dividends on common stock				(808)						(808)		(808)
Change in equity of noncontrolling interests			(39)							(39)	11	(28)
Net income (loss)				2,460						2,460	17	2,477
Other comprehensive income (loss), net of income tax						(5,389)	70	(1,085)	107	(6,297)	(71)	(6,368)
Balance at September 30, 2013	$1	$11	$29,221	$26,766	$(172)	$9,253	$(153)	$(1,618)	$(2,382)	$60,927	$341	$61,268
__________________

(1)	Net income (loss) attributable to noncontrolling interests excludes gains of redeemable noncontrolling interests of less than $1 million.
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$10,950	$9,984
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	85,187	95,972
Equity securities	455	567
Mortgage loans	10,917	8,000
Real estate and real estate joint ventures	532	323
Other limited partnership interests	555	546
Purchases of:
Fixed maturity securities	(94,085)	(93,304)
Equity securities	(455)	(812)
Mortgage loans	(11,772)	(9,570)
Real estate and real estate joint ventures	(1,382)	(991)
Other limited partnership interests	(1,338)	(1,077)
Cash received in connection with freestanding derivatives	977	1,333
Cash paid in connection with freestanding derivatives	(2,530)	(5,593)
Sales of businesses, net of cash and cash equivalents disposed of $262 and $13, respectively	452	386
Sale of bank deposits	—	(6,395)
Purchases of investments in insurance joint ventures	(277)	—
Net change in policy loans	(19)	(93)
Net change in short-term investments	1,496	4,272
Net change in other invested assets	(251)	(121)
Other, net	(131)	(18)
Net cash provided by (used in) investing activities	(11,669)	(6,575)
Cash flows from financing activities
Policyholder account balances:
Deposits	73,855	60,168
Withdrawals	(71,301)	(65,141)
Net change in payables for collateral under securities loaned and other transactions	3,481	(1,821)
Net change in bank deposits	—	8
Net change in short-term debt	(75)	—
Long-term debt issued	1,000	—
Long-term debt repaid	(2,802)	(765)
Common stock issued, net of issuance costs	—	1,000
Treasury stock acquired in connection with share repurchases	(443)	—
Dividends on preferred stock	(91)	(91)
Dividends on common stock	(1,101)	(808)
Other, net	(546)	(134)
Net cash provided by (used in) financing activities	1,977	(7,584)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(60)	(187)
Change in cash and cash equivalents	1,198	(4,362)
Cash and cash equivalents, beginning of period	7,585	15,738
Cash and cash equivalents, end of period	$8,783	$11,376
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$841	$891
Income tax	$413	$539
Non-cash transactions:
Real estate and real estate joint ventures acquired in satisfaction of debt	$3	$55
Deconsolidation of MetLife Core Property Fund (see Note 6):
Reduction of redeemable noncontrolling interests	$774	$—
Reduction of long-term debt	$413	$—
Reduction of real estate and real estate joint ventures	$1,132	$—
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
Certain international subsidiaries have a fiscal year cutoff of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of August 31, 2014 and November 30, 2013 and the operating results of such subsidiaries for the three months and nine months ended August 31, 2014 and 2013.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on transfers and servicing (Accounting Standards Update (“ASU”) 2014‑11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees. Group insurance products and services include variable life, universal life and term life products. Group insurance products and services also include dental, group short- and long-term disability and accidental death and dismemberment (“AD&D”) coverages. Voluntary & Worksite products and services include personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance offered to employees on a voluntary basis. The Voluntary & Worksite business also includes long-term care, prepaid legal plans and critical illness products.

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
Latin America
The Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident & health insurance, group medical, dental, credit insurance, endowment and retirement & savings products written in Latin America. The Latin America segment also includes U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Products included are life, dental, group short- and long-term disability, AD&D coverages, property & casualty and other accident & health coverages, as well as non-insurance products such as identity protection.
Asia
The Asia segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include whole life, term life, variable life, universal life, accident & health insurance, fixed and variable annuities, credit insurance and endowment products.
EMEA
The EMEA segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident & health insurance, credit insurance, annuities, endowment and retirement & savings products.
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, and various business activities such as start-up and certain run-off businesses. Start-up businesses include expatriate benefits insurance, as well as direct and digital marketing products. Corporate & Other also includes assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsures living and death benefit guarantees issued in connection with variable annuity products. Corporate & Other also includes the investment management business through which the Company offers fee-based investment management services to institutional clients. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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
Operating earnings also excludes the recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance. In addition to the tax impact of the adjustments mentioned above, provision for income tax expense (benefit) also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.
In the first quarter of 2014, MetLife, Inc. began reporting the operations of MAL as divested business. See Note 3. Consequently, the results for Corporate Benefit Funding decreased by $2 million, net of $0 of income tax, and $11 million, net of $5 million of income tax, for the three months and nine months ended September 30, 2013, respectively. Also, the results for Corporate & Other decreased by $3 million, net of $2 million of income tax, and $10 million, net of $6 million of income tax, for the three months and nine months ended September 30, 2013, respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Three Months Ended September 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,869	$4,010	$451	$794	$7,124	$1,939	$581	$41	$9,685	$18	$9,703
Universal life and investment-type product policy fees	1,311	180	60	328	1,879	487	127	29	2,522	106	2,628
Net investment income	1,983	473	1,493	346	4,295	730	131	37	5,193	217	5,410
Other revenues	275	103	71	7	456	27	22	13	518	—	518
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	109	109
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	478	478
Total revenues	5,438	4,766	2,075	1,475	13,754	3,183	861	120	17,918	928	18,846
Expenses
Policyholder benefits and claims and policyholder dividends	2,555	3,729	1,033	719	8,036	1,535	252	31	9,854	5	9,859
Interest credited to policyholder account balances	567	38	279	97	981	394	43	8	1,426	391	1,817
Capitalization of DAC	(239)	(37)	(11)	(97)	(384)	(507)	(165)	(15)	(1,071)	—	(1,071)
Amortization of DAC and VOBA	335	38	5	101	479	367	152	1	999	55	1,054
Amortization of negative VOBA	—	—	—	—	—	(89)	(7)	—	(96)	(11)	(107)
Interest expense on debt	(1)	—	2	—	1	—	—	291	292	3	295
Other expenses	1,156	634	139	417	2,346	1,026	454	177	4,003	44	4,047
Total expenses	4,373	4,402	1,447	1,237	11,459	2,726	729	493	15,407	487	15,894
Provision for income tax expense (benefit)	366	127	220	86	799	151	36	(330)	656	202	858
Operating earnings	$699	$237	$408	$152	$1,496	$306	$96	$(43)	1,855
Adjustments to:
Total revenues									928
Total expenses									(487)
Provision for income tax (expense) benefit									(202)
Income (loss) from continuing operations, net of income tax									$2,094		$2,094

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Three Months Ended September 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,607	$3,767	$450	$692	$6,516	$1,922	$586	$30	$9,054	$40	$9,094
Universal life and investment-type product policy fees	1,257	171	54	222	1,704	438	100	34	2,276	96	2,372
Net investment income	1,928	459	1,384	354	4,125	696	124	53	4,998	28	5,026
Other revenues	267	103	68	—	438	22	21	5	486	(10)	476
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(85)	(85)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(546)	(546)
Total revenues	5,059	4,500	1,956	1,268	12,783	3,078	831	122	16,814	(477)	16,337
Expenses
Policyholder benefits and claims and policyholder dividends	2,234	3,527	1,071	637	7,469	1,506	243	25	9,243	541	9,784
Interest credited to policyholder account balances	582	38	292	106	1,018	407	37	10	1,472	128	1,600
Capitalization of DAC	(318)	(37)	(2)	(103)	(460)	(515)	(173)	(5)	(1,153)	—	(1,153)
Amortization of DAC and VOBA	315	37	4	63	419	393	166	1	979	(138)	841
Amortization of negative VOBA	—	—	—	(1)	(1)	(99)	(13)	—	(113)	(13)	(126)
Interest expense on debt	(1)	—	3	—	2	—	—	286	288	29	317
Other expenses	1,245	595	129	395	2,364	1,040	443	179	4,026	72	4,098
Total expenses	4,057	4,160	1,497	1,097	10,811	2,732	703	496	14,742	619	15,361
Provision for income tax expense (benefit)	343	114	161	38	656	89	43	(241)	547	(544)	3
Operating earnings	$659	$226	$298	$133	$1,316	$257	$85	$(133)	1,525
Adjustments to:
Total revenues									(477)
Total expenses									(619)
Provision for income tax (expense) benefit									544
Income (loss) from continuing operations, net of income tax									$973		$973

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Nine Months Ended September 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,405	$12,050	$1,438	$2,242	$21,135	$5,742	$1,762	$116	$28,755	$40	$28,795
Universal life and investment-type product policy fees	3,814	538	172	956	5,480	1,276	353	96	7,205	302	7,507
Net investment income	5,960	1,384	4,346	1,003	12,693	2,140	388	152	15,373	331	15,704
Other revenues	785	314	214	23	1,336	78	49	39	1,502	(16)	1,486
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(427)	(427)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	1,132	1,132
Total revenues	15,964	14,286	6,170	4,224	40,644	9,236	2,552	403	52,835	1,362	54,197
Expenses
Policyholder benefits and claims and policyholder dividends	7,400	11,299	3,194	2,066	23,959	4,357	784	91	29,191	680	29,871
Interest credited to policyholder account balances	1,683	117	844	295	2,939	1,175	112	26	4,252	743	4,995
Capitalization of DAC	(722)	(107)	(30)	(279)	(1,138)	(1,458)	(511)	(41)	(3,148)	(1)	(3,149)
Amortization of DAC and VOBA	1,142	109	15	261	1,527	1,067	476	4	3,074	100	3,174
Amortization of negative VOBA	—	—	—	(1)	(1)	(275)	(22)	—	(298)	(35)	(333)
Interest expense on debt	(1)	—	6	—	5	—	—	880	885	34	919
Other expenses	3,475	1,900	393	1,231	6,999	2,992	1,356	586	11,933	59	11,992
Total expenses	12,977	13,318	4,422	3,573	34,290	7,858	2,195	1,546	45,889	1,580	47,469
Provision for income tax expense (benefit)	1,024	338	611	156	2,129	425	80	(756)	1,878	38	1,916
Operating earnings	$1,963	$630	$1,137	$495	$4,225	$953	$277	$(387)	5,068
Adjustments to:
Total revenues									1,362
Total expenses									(1,580)
Provision for income tax (expense) benefit									(38)
Income (loss) from continuing operations, net of income tax									$4,812		$4,812

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
	Americas
Nine Months Ended September 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,735	$11,438	$1,369	$2,077	$19,619	$5,900	$1,711	$84	$27,314	$89	$27,403
Universal life and investment-type product policy fees	3,662	521	187	682	5,052	1,324	287	105	6,768	266	7,034
Net investment income	5,876	1,384	4,176	912	12,348	2,151	372	266	15,137	1,248	16,385
Other revenues	767	316	208	9	1,300	63	82	22	1,467	(21)	1,446
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	339	339
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(2,866)	(2,866)
Total revenues	15,040	13,659	5,940	3,680	38,319	9,438	2,452	477	50,686	(945)	49,741
Expenses
Policyholder benefits and claims and policyholder dividends	6,659	10,681	3,168	1,792	22,300	4,354	736	52	27,442	1,339	28,781
Interest credited to policyholder account balances	1,750	116	940	313	3,119	1,286	109	33	4,547	1,489	6,036
Capitalization of DAC	(1,036)	(105)	(25)	(316)	(1,482)	(1,583)	(542)	(14)	(3,621)	—	(3,621)
Amortization of DAC and VOBA	1,042	104	21	220	1,387	1,186	526	1	3,100	(477)	2,623
Amortization of negative VOBA	—	—	—	(2)	(2)	(325)	(41)	—	(368)	(42)	(410)
Interest expense on debt	—	1	7	—	8	—	—	855	863	96	959
Other expenses	3,788	1,761	384	1,157	7,090	3,188	1,351	489	12,118	471	12,589
Total expenses	12,203	12,558	4,495	3,164	32,420	8,106	2,139	1,416	44,081	2,876	46,957
Provision for income tax expense (benefit)	971	370	507	115	1,963	412	73	(641)	1,807	(1,499)	308
Operating earnings	$1,866	$731	$938	$401	$3,936	$920	$240	$(298)	4,798
Adjustments to:
Total revenues									(945)
Total expenses									(2,876)
Provision for income tax (expense) benefit									1,499
Income (loss) from continuing operations, net of income tax									$2,476		$2,476

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2014	December 31, 2013
	(In millions)
Retail	$354,857	$349,516
Group, Voluntary & Worksite Benefits	44,797	43,404
Corporate Benefit Funding	231,996	220,612
Latin America	73,317	69,874
Asia	124,127	119,717
EMEA	29,713	33,382
Corporate & Other	49,820	48,791
Total	$908,627	$885,296
3. Disposition
In May 2014, the Company completed the sale of its wholly-owned subsidiary, MAL, for $702 million (£418 million) in net cash consideration. As a result of the sale, a loss of $633 million ($442 million, net of income tax), was recorded for the nine months ended September 30, 2014, which includes a reduction to goodwill of $60 million ($51 million, net of income tax), as well as $77 million ($50 million, net of income tax) related to net investments in foreign operation hedges. The loss is reflected within net investment gains (losses) on the consolidated statements of operations and comprehensive income (loss). The loss on the sale was increased by net income from MAL of $77 million for the nine months ended September 30, 2014. MAL’s results of operations are included in continuing operations. They were historically included in the Corporate Benefit Funding segment. See Note 2.
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	September 30, 2014		December 31, 2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (2)	$197,533	$99,800	$201,395	$100,527
Separate account value	$163,022	$95,823	$164,500	$96,459
Net amount at risk	$4,588	$1,755	$4,203	$1,219
Average attained age of contractholders	64 years	64 years	63 years	63 years
Two Tier Annuities
General account value	N/A	$1,014	N/A	$880
Net amount at risk	N/A	$305	N/A	$234
Average attained age of contractholders	N/A	50 years	N/A	50 years

	September 30, 2014		December 31, 2013
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$16,765	$3,610	$16,048	$3,700
Net amount at risk	$182,946	$20,681	$185,920	$21,737
Average attained age of policyholders	56 years	61 years	55 years	60 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2014	December 31, 2013
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,683	$42,076
Other policy-related balances	282	298
Policyholder dividends payable	493	456
Policyholder dividend obligation	2,825	1,771
Current income tax payable	23	18
Other liabilities	629	582
Total closed block liabilities	45,935	45,201
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,976	28,374
Equity securities available-for-sale, at estimated fair value	90	86
Mortgage loans	6,091	6,155
Policy loans	4,651	4,669
Real estate and real estate joint ventures	586	492
Other invested assets	882	814
Total investments	41,276	40,590
Cash and cash equivalents	349	238
Accrued investment income	501	477
Premiums, reinsurance and other receivables	91	98
Deferred income tax assets	301	293
Total assets designated to the closed block	42,518	41,696
Excess of closed block liabilities over assets designated to the closed block	3,417	3,505
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	2,109	1,502
Unrealized gains (losses) on derivatives, net of income tax	12	(3)
Allocated to policyholder dividend obligation, net of income tax	(1,836)	(1,151)
Total amounts included in AOCI	285	348
Maximum future earnings to be recognized from closed block assets and liabilities	$3,702	$3,853
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$1,771	$3,828
Change in unrealized investment and derivative gains (losses)	1,054	(2,057)
Balance, end of period	$2,825	$1,771

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Revenues
Premiums	$461	$478	$1,380	$1,431
Net investment income	516	514	1,568	1,576
Net investment gains (losses)	—	(7)	8	20
Net derivative gains (losses)	17	(16)	13	(1)
Total revenues	994	969	2,969	3,026
Expenses
Policyholder benefits and claims	620	651	1,889	1,963
Policyholder dividends	255	251	731	740
Other expenses	39	39	118	124
Total expenses	914	941	2,738	2,827
Revenues, net of expenses before provision for income tax expense (benefit)	80	28	231	199
Provision for income tax expense (benefit)	28	10	81	70
Revenues, net of expenses and provision for income tax expense (benefit)	$52	$18	$150	$129
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

	September 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$99,000	$9,522	$548	$—	$107,974	$100,203	$7,495	$1,229	$—	$106,469
Foreign corporate	57,799	4,477	392	7	61,877	59,778	3,939	565	—	63,152
Foreign government	51,267	5,319	190	—	56,396	50,717	4,107	387	—	54,437
U.S. Treasury and agency	52,275	4,660	73	—	56,862	43,928	2,251	1,056	—	45,123
RMBS	39,011	1,950	244	98	40,619	34,167	1,584	490	206	35,055
CMBS	14,224	482	57	—	14,649	16,115	605	170	—	16,550
ABS	14,656	265	68	—	14,853	15,458	296	171	12	15,571
State and political subdivision	12,966	1,921	47	—	14,840	13,233	903	306	—	13,830
Total fixed maturity securities	$341,198	$28,596	$1,619	$105	$368,070	$333,599	$21,180	$4,374	$218	$350,187
Equity securities
Common stock	$2,027	$550	$3	$—	$2,574	$1,927	$431	$5	$—	$2,353
Non-redeemable preferred stock	1,084	68	37	—	1,115	1,085	76	112	—	1,049
Total equity securities	$3,111	$618	$40	$—	$3,689	$3,012	$507	$117	$—	$3,402
The Company held non-income producing fixed maturity securities with an estimated fair value of $96 million and $74 million with unrealized gains (losses) of $52 million and $23 million at September 30, 2014 and December 31, 2013, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$14,389	$14,603	$15,828	$16,030
Due after one year through five years	76,630	80,212	70,467	74,229
Due after five years through ten years	79,346	85,438	78,159	83,223
Due after ten years	102,942	117,696	103,405	109,529
Subtotal	273,307	297,949	267,859	283,011
Structured securities (RMBS, CMBS and ABS)	67,891	70,121	65,740	67,176
Total fixed maturity securities	$341,198	$368,070	$333,599	$350,187
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

	September 30, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$11,929	$212	$5,070	$336	$13,889	$808	$3,807	$421
Foreign corporate	7,043	251	2,275	148	9,019	402	2,320	163
Foreign government	1,707	66	1,478	124	5,052	336	1,846	51
U.S. Treasury and agency	9,654	25	2,025	48	15,225	1,037	357	19
RMBS	5,543	79	3,669	263	10,754	363	2,302	333
CMBS	1,579	26	864	31	3,696	142	631	28
ABS	4,159	28	801	40	3,772	59	978	124
State and political subdivision	159	2	678	45	3,109	225	351	81
Total fixed maturity securities	$41,773	$689	$16,860	$1,035	$64,516	$3,372	$12,592	$1,220
Equity securities
Common stock	$97	$3	$2	$—	$81	$4	$16	$1
Non-redeemable preferred stock	188	2	244	35	364	65	191	47
Total equity securities	$285	$5	$246	$35	$445	$69	$207	$48
Total number of securities in an unrealized loss position	2,644		1,667		4,480		1,571

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at September 30, 2014. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $2.9 billion during the nine months ended September 30, 2014 from $4.6 billion to $1.7 billion. The decrease in gross unrealized losses for the nine months ended September 30, 2014, was primarily attributable to a decrease in interest rates, and to a lesser extent narrowing credit spreads.
At September 30, 2014, $154 million of the total $1.7 billion of gross unrealized losses were from 58 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $154 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $82 million, or 53%, are related to gross unrealized losses on 31 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $154 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $72 million, or 47%, are related to gross unrealized losses on 27 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans), foreign corporate securities (primarily financial services industry securities) and ABS (primarily foreign ABS) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and evaluates foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuer.
Equity Securities
Gross unrealized losses on equity securities decreased $77 million during the nine months ended September 30, 2014 from $117 million to $40 million. Of the $40 million, $24 million were from seven equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 25% were rated A or better.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$40,540	69.8%	$40,926	70.9%
Agricultural	11,929	20.6	12,391	21.5
Residential	5,265	9.1	2,772	4.8
Subtotal (1)	57,734	99.5	56,089	97.2
Valuation allowances	(307)	(0.5)	(322)	(0.6)
Subtotal mortgage loans held-for-investment, net	57,427	99.0	55,767	96.6
Residential — fair value option (“FVO”)	298	0.5	338	0.6
Commercial mortgage loans held by CSEs — FVO	313	0.5	1,598	2.8
Total mortgage loans held-for-investment, net	58,038	100.0	57,703	100.0
Mortgage loans held-for-sale	—	—	3	—
Total mortgage loans, net	$58,038	100.0%	$57,706	100.0%
__________________

(1)
Purchases of mortgage loans were $2.1 billion and $3.5 billion for the three months and nine months ended September 30, 2014, respectively. Purchases of mortgage loans were $676 million and $1.6 billion for the three months and nine months ended September 30, 2013, respectively.

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

	September 30, 2014				December 31, 2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$189	$62	$24	$275	$506	$100	$16	$622
Evaluated collectively for credit losses	40,351	11,867	5,241	57,459	40,420	12,291	2,756	55,467
Total mortgage loans	40,540	11,929	5,265	57,734	40,926	12,391	2,772	56,089
Valuation allowances:
Specific credit losses	24	2	—	26	58	7	1	66
Non-specifically identified credit losses	203	36	42	281	200	37	19	256
Total valuation allowances	227	38	42	307	258	44	20	322
Mortgage loans, net of valuation allowance	$40,313	$11,891	$5,223	$57,427	$40,668	$12,347	$2,752	$55,767

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended September 30,
	2014				2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$230	$42	$22	$294	$242	$49	$11	$302
Provision (release)	(4)	(3)	22	15	17	1	6	24
Charge-offs, net of recoveries	1	(1)	(2)	(2)	—	—	—	—
Balance, end of period	$227	$38	$42	$307	$259	$50	$17	$326

	Nine Months Ended September 30,
	2014				2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$258	$44	$20	$322	$293	$52	$2	$347
Provision (release)	(8)	(5)	25	12	(34)	8	15	(11)
Charge-offs, net of recoveries	(23)	(1)	(3)	(27)	—	(10)	—	(10)
Balance, end of period	$227	$38	$42	$307	$259	$50	$17	$326
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
September 30, 2014
Loan-to-value ratios:
Less than 65%	$32,361	$825	$899	$34,085	84.1%	$35,851	84.6%
65% to 75%	4,438	670	57	5,165	12.7	5,249	12.4
76% to 80%	139	192	57	388	1.0	396	0.9
Greater than 80%	411	276	215	902	2.2	874	2.1
Total	$37,349	$1,963	$1,228	$40,540	100.0%	$42,370	100.0%
December 31, 2013
Loan-to-value ratios:
Less than 65%	$30,552	$614	$841	$32,007	78.2%	$33,519	78.9%
65% to 75%	6,360	438	149	6,947	17.0	7,039	16.6
76% to 80%	525	192	189	906	2.2	892	2.1
Greater than 80%	661	242	163	1,066	2.6	1,006	2.4
Total	$38,098	$1,486	$1,342	$40,926	100.0%	$42,456	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment were as follows at:

	September 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,280	94.6%	$11,461	92.5%
65% to 75%	519	4.4	729	5.9
76% to 80%	52	0.4	84	0.7
Greater than 80%	78	0.6	117	0.9
Total	$11,929	100.0%	$12,391	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $12.3 billion and $12.7 billion at September 30, 2014 and December 31, 2013, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment were as follows at:

	September 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$5,133	97.5%	$2,693	97.1%
Nonperforming	132	2.5	79	2.9
Total	$5,265	100.0%	$2,772	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $5.6 billion and $2.8 billion at September 30, 2014 and December 31, 2013, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2014 and December 31, 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In millions)
Commercial	$12	$12	$12	$12	$85	$191
Agricultural	17	44	1	—	42	47
Residential	132	79	—	—	123	65
Total	$161	$135	$13	$12	$250	$303
Impaired Mortgage Loans
Impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
September 30, 2014
Commercial	$85	$85	$24	$61	$105	$104	$190	$165
Agricultural	50	47	2	45	16	15	66	60
Residential	—	—	—	—	26	24	26	24
Total	$135	$132	$26	$106	$147	$143	$282	$249

December 31, 2013
Commercial	$214	$210	$58	$152	$299	$296	$513	$448
Agricultural	68	66	7	59	35	34	103	93
Residential	12	12	1	11	5	4	17	15
Total	$294	$288	$66	$222	$339	$334	$633	$556
Unpaid principal balance is generally prior to any charge-offs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$302	$—	$525	$4	$405	$7	$530	$11
Agricultural	69	1	165	5	84	7	167	8
Residential	17	1	14	—	15	1	14	—
Total	$388	$2	$704	$9	$504	$15	$711	$19
Mortgage Loans Modified in a Troubled Debt Restructuring
The number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Three Months Ended September 30,
	2014			2013
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	1	$49	$49
Agricultural	—	—	—	2	24	24
Residential	57	15	13	5	1	1
Total	57	$15	$13	8	$74	$74

	Nine Months Ended September 30,
	2014			2013
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	1	$49	$49
Agricultural	1	1	1	3	28	28
Residential	101	24	20	11	2	2
Total	102	$25	$21	15	$79	$79

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

During the three months and nine months ended September 30, 2014 and 2013, the Company held no commercial or agricultural mortgage loans that were modified in a troubled debt restructuring during the 12 months before September 30, 2014 and 2013, respectively, and became subject to a payment default after the restructuring. The number of residential mortgage loans and carrying value of residential mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months were as follows:

	Three Months Ended September 30,
	2014		2013
	Number of Mortgage Loans	Carrying Value	Number of Mortgage Loans	Carrying Value
		(In millions)		(In millions)
Residential (1)	2	$—	—	$—

	Nine Months Ended September 30,
	2014		2013
	Number of Mortgage Loans	Carrying Value	Number of Mortgage Loans	Carrying Value
		(In millions)		(In millions)
Residential	4	$1	—	$—
__________________

(1)	Residential mortgage loans for the three months ended September 30, 2014 had a carrying value of less than $1 million.
Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.7 billion and $3.8 billion at September 30, 2014 and December 31, 2013, respectively.
Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2014	December 31, 2013
	(In millions)
Fixed maturity securities	$26,848	$16,672
Fixed maturity securities with noncredit OTTI losses in AOCI	(105)	(218)
Total fixed maturity securities	26,743	16,454
Equity securities	602	390
Derivatives	1,326	375
Other	24	(73)
Subtotal	28,695	17,146
Amounts allocated from:
Insurance liability loss recognition	(1,515)	(898)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2	6
DAC and VOBA	(1,866)	(1,190)
Policyholder dividend obligation	(2,825)	(1,771)
Subtotal	(6,204)	(3,853)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	33	73
Deferred income tax benefit (expense)	(7,835)	(4,956)
Net unrealized investment gains (losses)	14,689	8,410
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	4
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$14,689	$8,414

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$(218)	$(361)
Noncredit OTTI losses and subsequent changes recognized (1)	16	60
Securities sold with previous noncredit OTTI loss	42	149
Subsequent changes in estimated fair value	55	(66)
Balance, end of period	$(105)	$(218)
__________________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $8 million and $52 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2014
(In millions)
Balance, beginning of period	$8,414
Fixed maturity securities on which noncredit OTTI losses have been recognized	113
Unrealized investment gains (losses) during the period	11,436
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(617)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(4)
DAC and VOBA	(676)
Policyholder dividend obligation	(1,054)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(40)
Deferred income tax benefit (expense)	(2,879)
Net unrealized investment gains (losses)	14,693
Net unrealized investment gains (losses) attributable to noncontrolling interests	(4)
Balance, end of period	$14,689
Change in net unrealized investment gains (losses)	$6,279
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(4)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$6,275
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $22.1 billion and $21.7 billion at September 30, 2014 and December 31, 2013, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $27.5 billion and $26.9 billion at September 30, 2014 and December 31, 2013, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2014	December 31, 2013
	(In millions)
Securities on loan: (1)
Amortized cost	$27,930	$27,094
Estimated fair value	$30,269	$27,595
Cash collateral on deposit from counterparties (2)	$30,943	$28,319
Security collateral on deposit from counterparties (3)	$67	$—
Reinvestment portfolio — estimated fair value	$31,306	$28,481
_________________

(1)	Included within fixed maturity securities, cash and cash equivalents, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity and equity securities and FVO and trading securities, and at carrying value for mortgage loans at:

	September 30, 2014	December 31, 2013
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,140	$2,153
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	11,259	11,004
Invested assets pledged as collateral (2)	23,442	23,770
Total invested assets on deposit, held in trust and pledged as collateral	$43,841	$36,927
__________________

(1)
MetLife Insurance Company of Connecticut (“MICC”) received all regulatory approvals to merge three U.S.-based life insurance companies and a former offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014. The companies to be merged are MICC, MetLife Investors USA Insurance Company (“MLI-USA”) and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2014, MICC received regulatory approval from the Connecticut Insurance Department and the Delaware Department of Insurance to re-domesticate from Connecticut to Delaware, immediately prior to the Mergers. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with an affiliate all existing New York insurance policies and annuity contracts that include a separate account feature and deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MICC’s remaining New York policyholder liabilities not covered by the reinsurance.

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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2014 and December 31, 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2014		December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,373	$—	$3,440	$—
Operating joint venture (2)	2,380	2,014	2,095	1,777
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	333	189	1,630	1,457
Investments:
Real estate and real estate joint ventures (4)	9	15	1,181	443
Other invested assets	59	—	82	7
FVO and trading securities	49	—	69	—
Other limited partnership interests	61	—	61	—
Total	$6,264	$2,218	$8,558	$3,684
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

(3)
The Company consolidates entities that are structured as CMBS and as collateralized loan obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $125 million and $154 million at estimated fair value at September 30, 2014 and December 31, 2013, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $3 million and $34 million for the three months and nine months ended September 30, 2014, respectively, and $29 million and $96 million for the three months and nine months ended September 30, 2013, respectively.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$70,121	$70,121	$67,176	$67,176
U.S. and foreign corporate	3,881	3,881	3,966	3,966
Other limited partnership interests	5,320	7,044	5,041	6,994
Other invested assets	1,614	1,822	1,509	1,897
FVO and trading securities	590	590	619	619
Mortgage loans	106	106	106	106
Real estate joint ventures	65	67	70	71
Equity securities AFS:
Non-redeemable preferred stock	41	41	35	35
Total	$81,738	$83,672	$78,522	$80,864
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $224 million and $257 million at September 30, 2014 and December 31, 2013, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 14, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2014 and 2013.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$3,695	$3,784	$11,106	$11,319
Equity securities	31	28	98	88
FVO and trading securities — Actively Traded Securities and FVO general account securities (1)	14	14	95	24
Mortgage loans	775	725	2,192	2,179
Policy loans	158	158	473	465
Real estate and real estate joint ventures	245	227	724	663
Other limited partnership interests	299	144	834	665
Cash, cash equivalents and short-term investments	42	42	130	136
International joint ventures	2	16	5	7
Other	60	25	136	137
Subtotal	5,321	5,163	15,793	15,683
Less: Investment expenses	298	302	873	889
Subtotal, net	5,023	4,861	14,920	14,794
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	379	132	739	1,485
FVO CSEs — interest income:
Commercial mortgage loans	8	33	44	104
Securities	—	—	1	2
Subtotal	387	165	784	1,591
Net investment income	$5,410	$5,026	$15,704	$16,385
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Actively Traded Securities and FVO general account securities	$(18)	$2	$7	$(14)
FVO contractholder-directed unit-linked investments	$248	$(9)	$329	$1,069
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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$—	$(1)	$—	$(33)
Consumer	—	(3)	(7)	(11)
Finance	—	—	—	(10)
Transportation	—	(3)	(2)	(3)
Communications	—	—	—	(2)
Total U.S. and foreign corporate securities	—	(7)	(9)	(59)
RMBS	(18)	(27)	(27)	(74)
ABS	—	—	(7)	—
CMBS	(13)	—	(13)	—
OTTI losses on fixed maturity securities recognized in earnings	(31)	(34)	(56)	(133)
Fixed maturity securities — net gains (losses) on sales and disposals	184	(44)	349	504
Total gains (losses) on fixed maturity securities	153	(78)	293	371
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	—	(23)	(20)
Common stock	(1)	—	(12)	(2)
OTTI losses on equity securities recognized in earnings	(1)	—	(35)	(22)
Equity securities — net gains (losses) on sales and disposals	15	3	99	2
Total gains (losses) on equity securities	14	3	64	(20)
FVO and trading securities — FVO general account securities	—	1	8	9
Mortgage loans	(30)	(13)	(25)	22
Real estate and real estate joint ventures	86	4	150	(19)
Other limited partnership interests	(14)	—	(52)	(41)
Other investment portfolio gains (losses)	(20)	12	(26)	46
Subtotal — investment portfolio gains (losses)	189	(71)	412	368
FVO CSEs:
Commercial mortgage loans	1	(14)	(14)	(46)
Securities	—	1	—	1
Long-term debt — related to commercial mortgage loans	3	18	21	66
Long-term debt — related to securities	(1)	(1)	(1)	(1)
Non-investment portfolio gains (losses) (1)	(83)	(18)	(845)	(49)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(80)	(14)	(839)	(29)
Total net investment gains (losses)	$109	$(85)	$(427)	$339
__________________

(1)
There were no non-investment portfolio gains (losses) for the three months ended September 30, 2014 related to the disposition of MAL. Non-investment portfolio gains (losses) for the nine months ended September 30, 2014 includes a loss of ($633) million related to the disposition of MAL. See Note 3.

See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($118) million and ($225) million for the three months and nine months ended September 30, 2014, respectively, and $90 million and $165 million for the three months and nine months ended September 30, 2013, respectively.

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

	Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$20,105	$20,003	$96	$173	$20,201	$20,176
Gross investment gains	$297	$238	$21	$5	$318	$243
Gross investment losses	(113)	(282)	(6)	(2)	(119)	(284)
Total OTTI losses:
Credit-related	(31)	(33)	—	—	(31)	(33)
Other (1)	—	(1)	(1)	—	(1)	(1)
Total OTTI losses	(31)	(34)	(1)	—	(32)	(34)
Net investment gains (losses)	$153	$(78)	$14	$3	$167	$(75)

	Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$62,096	$61,625	$523	$528	$62,619	$62,153
Gross investment gains	$787	$1,061	$108	$23	$895	$1,084
Gross investment losses	(438)	(557)	(9)	(21)	(447)	(578)
Total OTTI losses:
Credit-related	(56)	(114)	—	—	(56)	(114)
Other (1)	—	(19)	(35)	(22)	(35)	(41)
Total OTTI losses	(56)	(133)	(35)	(22)	(91)	(155)
Net investment gains (losses)	$293	$371	$64	$(20)	$357	$351
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Balance, beginning of period	$359	$381	$378	$392
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	1	3	1	5
Additional impairments — credit loss OTTI recognized on securities previously impaired	15	23	23	64
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(11)	(21)	(31)	(75)
Securities impaired to net present value of expected future cash flows	—	—	(7)	—
Increase in cash flows accretion of previous credit loss OTTI	—	(1)	—	(1)
Balance, end of period	$364	$385	$364	$385
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2014			December 31, 2013
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$6,215	$1,737	$24	$6,419	$1,282	$78
Foreign currency swaps	Foreign currency exchange rate	1,772	116	42	2,713	252	135
Foreign currency forwards	Foreign currency exchange rate	2,360	—	48	2,935	—	77
Subtotal		10,347	1,853	114	12,067	1,534	290
Cash flow hedges:
Interest rate swaps	Interest rate	2,733	320	4	3,121	83	141
Interest rate forwards	Interest rate	280	49	—	450	7	7
Foreign currency swaps	Foreign currency exchange rate	17,693	444	578	12,452	401	660
Subtotal		20,706	813	582	16,023	491	808
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	3,250	147	—	3,182	82	47
Currency options	Foreign currency exchange rate	6,569	121	1	7,362	318	—
Subtotal		9,819	268	1	10,544	400	47
Total qualifying hedges		40,872	2,934	697	38,634	2,425	1,145
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	94,771	3,535	1,538	107,354	3,330	1,767
Interest rate floors	Interest rate	62,645	391	214	63,064	451	346
Interest rate caps	Interest rate	36,605	116	—	39,460	177	—
Interest rate futures	Interest rate	5,503	4	5	6,011	9	9
Interest rate options	Interest rate	44,701	671	132	40,978	255	243
Synthetic GICs	Interest rate	4,315	—	—	4,409	—	—
Foreign currency swaps	Foreign currency exchange rate	10,844	281	432	9,307	133	684
Foreign currency forwards	Foreign currency exchange rate	13,802	134	272	11,311	69	359
Currency futures	Foreign currency exchange rate	455	—	2	1,316	1	1
Currency options	Foreign currency exchange rate	8,136	301	110	2,265	53	48
Credit default swaps — purchased	Credit	2,773	9	33	3,725	7	51
Credit default swaps — written	Credit	10,929	154	7	9,055	166	1
Equity futures	Equity market	6,010	24	5	5,157	1	43
Equity options	Equity market	37,892	1,349	1,063	37,411	1,344	1,068
Variance swaps	Equity market	22,272	195	643	21,636	174	577
TRRs	Equity market	3,496	73	13	3,802	—	179
Total non-designated or non-qualifying derivatives		365,149	7,237	4,469	366,261	6,170	5,376
Total		$406,021	$10,171	$5,166	$404,895	$8,595	$6,521

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2014 and December 31, 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Derivatives and hedging gains (losses) (1)	$543	$(1,444)	$1,077	$(6,527)
Embedded derivatives	(65)	898	55	3,661
Total net derivative gains (losses)	$478	$(546)	$1,132	$(2,866)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$44	$31	$111	$102
Interest credited to policyholder account balances	24	39	88	110
Other expenses	(1)	(1)	(2)	(5)
Non-qualifying hedges:
Net investment income	(1)	(2)	(3)	(5)
Net derivative gains (losses)	282	62	650	277
Policyholder benefits and claims	74	(147)	10	(203)
Total	$422	$(18)	$854	$276

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2014
Interest rate derivatives	$13	$—	$3
Foreign currency exchange rate derivatives	211	—	—
Credit derivatives — purchased	5	1	—
Credit derivatives — written	(32)	—	—
Equity derivatives	160	(1)	12
Total	$357	$—	$15
Three Months Ended September 30, 2013
Interest rate derivatives	$(487)	$—	$—
Foreign currency exchange rate derivatives	(259)	—	—
Credit derivatives — purchased	(3)	(5)	—
Credit derivatives — written	45	1	—
Equity derivatives	(884)	(11)	(160)
Total	$(1,588)	$(15)	$(160)
Nine Months Ended September 30, 2014
Interest rate derivatives	$616	$—	$25
Foreign currency exchange rate derivatives	199	—	—
Credit derivatives — purchased	(1)	1	—
Credit derivatives — written	(19)	—	—
Equity derivatives	(446)	(13)	(145)
Total	$349	$(12)	$(120)
Nine Months Ended September 30, 2013
Interest rate derivatives	$(2,848)	$—	$(17)
Foreign currency exchange rate derivatives	(1,243)	—	—
Credit derivatives — purchased	(8)	(9)	—
Credit derivatives — written	72	1	—
Equity derivatives	(2,766)	(22)	(516)
Total	$(6,793)	$(30)	$(533)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$9	$(8)	$1
	Policyholder liabilities (1)	43	(44)	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	12	(12)	—
	Foreign-denominated PABs (2)	(134)	129	(5)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(49)	45	(4)
Total		$(119)	$110	$(9)
Three Months Ended September 30, 2013
Interest rate swaps:	Fixed maturity securities	$(3)	$3	$—
	Policyholder liabilities (1)	(102)	105	3
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(7)	6	(1)
	Foreign-denominated PABs (2)	103	(100)	3
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—
Total		$(9)	$14	$5
Nine Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$7	$(5)	$2
	Policyholder liabilities (1)	389	(379)	10
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(5)	—
	Foreign-denominated PABs (2)	(160)	158	(2)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(33)	31	(2)
Total		$208	$(200)	$8
Nine Months Ended September 30, 2013
Interest rate swaps:	Fixed maturity securities	$35	$(35)	$—
	Policyholder liabilities (1)	(638)	638	—
Foreign currency swaps:	Foreign-denominated fixed maturity securities	10	(10)	—
	Foreign-denominated PABs (2)	(91)	96	5
Foreign currency forwards:	Foreign-denominated fixed maturity securities	—	—	—
Total		$(684)	$689	$5
__________________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and nine months ended September 30, 2014, ($2) million and $3 million, respectively, of the change in fair value of derivatives was excluded from the assessment of effectiveness. For both the three months and nine months ended September 30, 2013, no component of the change in fair value of derivatives was excluded from the assessment of hedge effectiveness.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were ($11) million and ($15) million for the three months and nine months ended September 30, 2014, respectively, and were not significant for both the three months and nine months ended September 30, 2013.
At both September 30, 2014 and December 31, 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At September 30, 2014 and December 31, 2013, the balance in AOCI associated with cash flow hedges was $1.3 billion and $375 million, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended September 30, 2014
Interest rate swaps	$96	$1	$3	$—	$6
Interest rate forwards	9	(10)	—	1	(1)
Foreign currency swaps	13	(466)	(1)	—	2
Credit forwards	—	—	1	—	—
Total	$118	$(475)	$3	$1	$7
Three Months Ended September 30, 2013
Interest rate swaps	$(110)	$3	$2	$—	$(4)
Interest rate forwards	(11)	2	1	(1)	—
Foreign currency swaps	(165)	216	—	1	(2)
Credit forwards	(1)	—	—	—	—
Total	$(287)	$221	$3	$—	$(6)
Nine Months Ended September 30, 2014
Interest rate swaps	$458	$28	$7	$—	$6
Interest rate forwards	61	(8)	2	2	—
Foreign currency swaps	95	(368)	(2)	1	1
Credit forwards	—	—	1	—	—
Total	$614	$(348)	$8	$3	$7
Nine Months Ended September 30, 2013
Interest rate swaps	$(507)	$17	$6	$—	$—
Interest rate forwards	(41)	8	2	(2)	1
Foreign currency swaps	(108)	(41)	(2)	1	4
Credit forwards	(4)	—	1	—	—
Total	$(660)	$(16)	$7	$(1)	$5
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2014, $106 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

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
The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended September 30, 2014
Foreign currency forwards	$227
Currency options	163
Total	$390
Three Months Ended September 30, 2013
Foreign currency forwards	$(154)
Currency options	(122)
Total	$(276)
Nine Months Ended September 30, 2014
Foreign currency forwards	$148
Currency options	(75)
Total	$73
Nine Months Ended September 30, 2013
Foreign currency forwards	$11
Currency options	99
Total	$110
__________________

(1)
In May 2014, the Company sold its interest in MAL, which was a hedged item in a net investment hedging relationship. See Note 3. As a result, during the nine months ended September 30, 2014, the Company released losses of $77 million from accumulated other comprehensive income (loss) into earnings upon the sale. During the three months ended September 30, 2014, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings. During both the three months and nine months ended September 30, 2013, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At September 30, 2014 and December 31, 2013, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $383 million and $233 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $10.9 billion and $9.1 billion at September 30, 2014 and December 31, 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2014 and December 31, 2013, the Company would have received $147 million and $165 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$9	$690	2.4	$10	$545	2.6
Credit default swaps referencing indices	7	2,877	1.7	26	2,739	1.5
Subtotal	16	3,567	1.8	36	3,284	1.6
Baa
Single name credit default swaps (corporate)	24	1,632	2.9	24	1,320	3.1
Credit default swaps referencing indices	84	5,074	4.5	73	4,071	4.7
Subtotal	108	6,706	4.1	97	5,391	4.3
Ba
Single name credit default swaps (corporate)	—	55	3.0	—	5	3.8
Credit default swaps referencing indices	—	100	2.5	—	—	—
Subtotal	—	155	2.7	—	5	3.8
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	23	501	4.1	32	375	4.9
Subtotal	23	501	4.1	32	375	4.9
Total	$147	$10,929	3.3	$165	$9,055	3.4
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $10.9 billion and $9.1 billion from the table above were $75 million and $90 million at September 30, 2014 and December 31, 2013, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $45 million in notional and $2 million in fair value at September 30, 2014. Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at December 31, 2013.

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
The Company’s OTC-cleared derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives.
See Note 8 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$10,053	$4,797	$8,537	$6,367
OTC-cleared (1)	271	394	302	129
Exchange-traded	28	12	11	53
Total gross estimated fair value of derivatives (1)	10,352	5,203	8,850	6,549
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	10,352	5,203	8,850	6,549
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,849)	(3,849)	(4,631)	(4,631)
OTC-cleared	(183)	(183)	(122)	(122)
Exchange-traded	(4)	(4)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(2,797)	(89)	(1,679)	(3)
OTC-cleared	(83)	(210)	(169)	(7)
Exchange-traded	—	(7)	—	(44)
Securities collateral: (5)
OTC-bilateral	(3,084)	(731)	(2,105)	(1,464)
OTC-cleared	—	(1)	—	—
Exchange-traded	—	(1)	—	(4)
Net amount after application of master netting agreements and collateral	$352	$128	$139	$269
__________________

(1)
At September 30, 2014 and December 31, 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $181 million and $255 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $37 million and $28 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but ring-fenced for the benefit of the Company). The amount of this off-balance sheet collateral was $249 million and $0 at September 30, 2014 and December 31, 2013, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2014 and December 31, 2013, the Company received excess cash collateral of $158 million (including $113 million off-balance sheet cash collateral held in separate custodial accounts) and $104 million, respectively, and provided excess cash collateral of $159 million and $236 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at September 30, 2014 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2014 and December 31, 2013, the Company received excess securities collateral with an estimated fair value of $260 million and $238 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2014 and December 31, 2013, the Company provided excess securities collateral with an estimated fair value of $51 million and $66 million, respectively, for its OTC-bilateral derivatives, and $131 million and $141 million, respectively, for its OTC-cleared derivatives, and $220 million and $81 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
September 30, 2014
Derivatives subject to credit-contingent provisions	$849	$746	$94	$12	$17
Derivatives not subject to credit-contingent provisions	60	36	3	—	—
Total	$909	$782	$97	$12	$17
December 31, 2013
Derivatives subject to credit-contingent provisions	$1,674	$1,530	$—	$27	$34
Derivatives not subject to credit-contingent provisions	20	—	3	—	—
Total	$1,694	$1,530	$3	$27	$34
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2014	December 31, 2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$314	$247
Funds withheld on assumed reinsurance	Other invested assets	47	38
Options embedded in debt or equity securities	Investments	(176)	(145)
Net embedded derivatives within asset host contracts		$185	$140

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs and Future policy benefits	$(1,827)	$(2,296)
Assumed guaranteed minimum benefits	PABs	1,234	1,262
Funds withheld on ceded reinsurance	Other liabilities	77	60
Other	PABs	19	5
Net embedded derivatives within liability host contracts		$(497)	$(969)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net derivative gains (losses) (1)	$(65)	$898	$55	$3,661
Policyholder benefits and claims	$32	$(30)	$55	$(110)
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $5 million and ($3) million for the three months and nine months ended September 30, 2014, respectively, and ($145) million and ($795) million for the three months and nine months ended September 30, 2013, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	September 30, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$100,634	$7,340	$107,974
Foreign corporate	—	55,644	6,233	61,877
Foreign government	—	55,118	1,278	56,396
U.S. Treasury and agency	34,150	22,712	—	56,862
RMBS	1,513	35,100	4,006	40,619
CMBS	—	14,015	634	14,649
ABS	—	11,574	3,279	14,853
State and political subdivision	—	14,836	4	14,840
Total fixed maturity securities	35,663	309,633	22,774	368,070
Equity securities:
Common stock	1,606	867	101	2,574
Non-redeemable preferred stock	—	868	247	1,115
Total equity securities	1,606	1,735	348	3,689
FVO and trading securities:
Actively Traded Securities	—	664	8	672
FVO general account securities	528	63	99	690
FVO contractholder-directed unit-linked investments	11,174	4,204	488	15,866
FVO securities held by CSEs	—	6	12	18
Total FVO and trading securities	11,702	4,937	607	17,246
Short-term investments (1)	4,066	6,483	155	10,704
Mortgage loans:
Residential mortgage loans — FVO	—	—	298	298
Commercial mortgage loans held by CSEs — FVO	—	313	—	313
Total mortgage loans	—	313	298	611
Other invested assets:
Other investments	241	65	—	306
Derivative assets: (2)
Interest rate	4	6,770	49	6,823
Foreign currency exchange rate	—	1,517	27	1,544
Credit	—	150	13	163
Equity market	24	1,294	323	1,641
Total derivative assets	28	9,731	412	10,171
Total other invested assets	269	9,796	412	10,477
Net embedded derivatives within asset host contracts (3)	—	—	361	361
Separate account assets (4)	87,799	229,790	1,891	319,480
Total assets	$141,105	$562,687	$26,846	$730,638
Liabilities
Derivative liabilities: (2)
Interest rate	$5	$1,910	$2	$1,917
Foreign currency exchange rate	2	1,402	81	1,485
Credit	—	35	5	40
Equity market	5	1,050	669	1,724
Total derivative liabilities	12	4,397	757	5,166
Net embedded derivatives within liability host contracts (3)	—	7	(504)	(497)
Long-term debt of CSEs — FVO	—	171	15	186
Trading liabilities (5)	118	78	—	196
Total liabilities	$130	$4,653	$268	$5,051

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within PABs, future policy benefits and other liabilities on the consolidated balance sheets. At September 30, 2014 and December 31, 2013, equity securities also included embedded derivatives of ($176) million and ($145) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 14% of the total estimated fair value of Level 3 fixed maturity securities.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

Common and non-redeemable preferred stock
These securities, including privately-held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using inputs such as comparable credit ratings and issuance structures. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.
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
The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
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
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs and future policy benefits on the consolidated balance sheets.
The fair value of these embedded derivatives, estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior, is calculated by the Company’s actuarial department. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2014, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2013, transfers between Levels 1 and 2 were $101 million.
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
Transfers into Level 3 for fixed maturity securities, FVO and trading securities and separate account assets were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or credit spreads.
Transfers out of Level 3 for fixed maturity securities, equity securities, FVO and trading securities and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

					September 30, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(20)	-	250	51	(10)	-	240	46	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(1,471)	-	3,117	184	(1,489)	-	876	174	Decrease
			•	Offered quotes (5)	—	-	121	92	4	-	145	100	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	750	158					Increase
	•	Consensus pricing	•	Offered quotes (5)	31	-	126	107	33	-	145	95	Increase
Foreign government	•	Matrix pricing	•	Credit spreads (4)	48	-	48	48	4	-	72	32	Decrease
	•	Market pricing	•	Quoted prices (5)	1	-	163	81	64	-	156	100	Increase
	•	Consensus pricing	•	Offered quotes (5)	66	-	122	108	84	-	156	107	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	45	-	413	225	(136)	-	3,609	288	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	22	-	120	95	10	-	109	98	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	1	-	116	93	69	-	101	93	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)					215	-	2,025	409	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	5	-	112	101	70	-	104	97	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	100	-	100	100	90	-	101	95	Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	31	-	1,878	152	30	-	1,878	145	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	110	100	—	-	110	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	100	-	100	100	56	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	324	-	351		248	-	450		Increase (12)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	(12)	-	1,012		97	-	767		Increase (12)
			•	Correlation (8)	43%	-	55%		38%	-	47%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	101		98	-	101		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	14%	-	28%		13%	-	28%		Increase (12)
			•	Correlation (8)	65%	-	65%		60%	-	60%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.28%		0%	-	0.14%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.88%		0.04%	-	0.88%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (14)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	40%		(16)
			•	Long-term equity volatilities	7.30%	-	33%		9.14%	-	40%		Increase (17)
			•	Nonperformance risk spread	(0.16)%	-	0.77%		(1.08)%	-	0.83%		Decrease (18)
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

(10)	At both September 30, 2014 and December 31, 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$7,369	$6,612	$1,672	$320	$3,945	$595	$3,786	$35
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	7	4	—	11	2	1	—
Net investment gains (losses)	(1)	(5)	—	—	—	(13)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	14	(179)	(32)	—	28	9	(5)	(1)
Purchases (3)	645	449	114	—	708	58	1,164	—
Sales (3)	(198)	(145)	(29)	—	(340)	(64)	(177)	(7)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	10	124	167	—	—	62	74	—
Transfers out of Level 3 (4)	(501)	(630)	(618)	(320)	(346)	(15)	(1,564)	(23)
Balance, end of period	$7,340	$6,233	$1,278	$—	$4,006	$634	$3,279	$4
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$7	$4	$—	$10	$—	$1	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(13)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$186	$263	$20	$109	$571	$11	$246	$367	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(4)	(22)	—	1	4	—
Net investment gains (losses)	—	2	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	(37)	(5)	—	—	—	—	—	—	—
Purchases (3)	3	—	3	—	169	—	114	3	—
Sales (3)	(10)	(13)	(15)	(6)	(288)	—	(131)	(63)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(13)	—
Transfers into Level 3 (4)	1	—	—	—	89	1	—	—	—
Transfers out of Level 3 (4)	(42)	—	—	—	(31)	—	(75)	—	—
Balance, end of period	$101	$247	$8	$99	$488	$12	$155	$298	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$(16)	$—	$1	$4	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$36	$(3)	$17	$(395)	$1,020	$1,691	$(15)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	30	(1)
Net derivative gains (losses)	(9)	(68)	(8)	50	(58)	—	—
Policyholder benefits and claims	—	—	—	(3)	32	—	—
OCI	20	2	—	2	102	—	—
Purchases (3)	—	—	—	—	—	117	—
Sales (3)	—	—	—	—	—	(129)	—
Issuances (3)	(2)	—	(1)	—	—	1	—
Settlements (3)	2	15	—	—	(231)	—	1
Transfers into Level 3 (4)	—	—	—	—	—	219	—
Transfers out of Level 3 (4)	—	—	—	—	—	(38)	—
Balance, end of period	$47	$(54)	$8	$(346)	$865	$1,891	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$1	$(52)	$(8)	$50	$(65)	$—	$—
Policyholder benefits and claims	$—	$—	$—	$(3)	$31	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Three Months Ended September 30, 2013
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Three Months Ended September 30, 2013
Balance, beginning of period	$183	$408	$11	$46	$593	$—	$344	$150	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	1	(43)	—	3	(2)	—
Net investment gains (losses)	1	(4)	—	—	—	—	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	6	11	—	—	—	—	7	—	—
Purchases (3)	6	52	6	—	308	—	106	67	—
Sales (3)	(11)	(42)	(1)	—	(232)	—	(266)	—	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(3)	—
Transfers into Level 3 (4)	1	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	(1)	(20)	(5)	—	(20)	—	—	—	—
Balance, end of period	$185	$405	$11	$47	$606	$—	$192	$212	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$1	$(1)	$—	$2	$(2)	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended September 30, 2013
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$7,148	$6,704	$2,235	$62	$2,957	$972	$4,210	$10
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	16	106	—	34	2	6	—
Net investment gains (losses)	(6)	(8)	(4)	—	8	(14)	(39)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	276	277	(104)	—	96	(21)	56	—
Purchases (3)	1,213	893	265	—	1,278	133	2,369	—
Sales (3)	(746)	(516)	(160)	—	(443)	(270)	(793)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	261	281	189	—	146	73	37	4
Transfers out of Level 3 (4)	(813)	(1,414)	(1,249)	(62)	(70)	(241)	(2,567)	(10)
Balance, end of period	$7,340	$6,233	$1,278	$—	$4,006	$634	$3,279	$4
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$4	$15	$7	$—	$34	$(1)	$2	$—
Net investment gains (losses)	$(7)	$(2)	$—	$—	$(1)	$(13)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$177	$395	$12	$29	$603	$—	$254	$338	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	7	6	—	3	15	—
Net investment gains (losses)	13	4	—	—	—	—	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	(78)	6	—	—	—	—	(1)	—	—
Purchases (3)	28	—	8	—	290	—	126	49	—
Sales (3)	(40)	(58)	(7)	(6)	(449)	(2)	(205)	(78)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(26)	—
Transfers into Level 3 (4)	1	—	—	69	60	14	—	—	—
Transfers out of Level 3 (4)	—	(100)	(5)	—	(22)	—	(20)	—	—
Balance, end of period	$101	$247	$8	$99	$488	$12	$155	$298	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$11	$—	$—	$1	$15	$—
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$13	$(11)	$29	$(317)	$1,258	$1,465	$(28)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	99	(1)
Net derivative gains (losses)	16	(59)	(17)	(39)	102	—	—
Policyholder benefits and claims	—	—	—	4	55	—	—
OCI	69	2	—	2	78	—	—
Purchases (3)	—	—	—	4	—	510	—
Sales (3)	—	—	—	—	—	(337)	—
Issuances (3)	(2)	—	(4)	—	—	82	—
Settlements (3)	(49)	14	—	—	(628)	(28)	14
Transfers into Level 3 (4)	—	—	—	—	—	147	—
Transfers out of Level 3 (4)	—	—	—	—	—	(47)	—
Balance, end of period	$47	$(54)	$8	$(346)	$865	$1,891	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$1	$(45)	$(15)	$(38)	$103	$—	$—
Policyholder benefits and claims	$—	$—	$—	$4	$55	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	Foreign Government	U.S. Treasury and Agency	RMBS	CMBS	ABS	State and Political Subdivision
	(In millions)
Nine Months Ended September 30, 2013
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Nine Months Ended September 30, 2013
Balance, beginning of period	$190	$419	$6	$32	$937	$—	$429	$—	$49
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	6	(12)	—	3	(2)	—
Net investment gains (losses)	2	(28)	—	—	—	—	(24)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	—	77	—	—	—	—	15	—	—
Purchases (3)	11	55	8	—	348	—	189	214	—
Sales (3)	(15)	(118)	—	(5)	(430)	—	(414)	—	(45)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	(4)
Transfers into Level 3 (4)	1	—	—	14	57	—	—	—	—
Transfers out of Level 3 (4)	(4)	—	(3)	—	(294)	—	(6)	—	—
Balance, end of period	$185	$405	$11	$47	$606	$—	$192	$212	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$6	$(5)	$—	$2	$(2)	$—
Net investment gains (losses)	$(1)	$(17)	$—	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Nine Months Ended September 30, 2013
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

	Residential Mortgage Loans — FVO (1)		Certain Assets and Liabilities of CSEs — FVO (2)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In millions)
Assets
Unpaid principal balance	$438	$508	$257	$1,528
Difference between estimated fair value and unpaid principal balance	(140)	(170)	56	70
Carrying value at estimated fair value	$298	$338	$313	$1,598
Loans in non-accrual status	$109	$—	$—	$—
Loans more than 90 days past due	$74	$81	$—	$—
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(82)	$(82)	$—	$—
Liabilities
Contractual principal balance			$195	$1,445
Difference between estimated fair value and contractual principal balance			(9)	10
Carrying value at estimated fair value			$186	$1,455
__________________

(1)	Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$3	$—	$8	$—
Other changes in estimated fair value	1	(2)	5	(2)
Total gains (losses) recognized in net investment income	$4	$(2)	$13	$(2)

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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$106	$232	$4	$(4)	$3	$13
Other limited partnership interests (2)	$92	$70	$(14)	$—	$(51)	$(39)
Real estate joint ventures (3)	$—	$3	$(1)	$—	$(1)	$(2)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2014 and 2013 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both September 30, 2014 and 2013 were not significant.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$57,427	$—	$—	$60,226	$60,226
Policy loans	$11,756	$—	$1,684	$11,744	$13,428
Real estate joint ventures	$83	$—	$—	$162	$162
Other limited partnership interests	$774	$—	$—	$1,047	$1,047
Other invested assets	$603	$202	$74	$327	$603
Premiums, reinsurance and other receivables	$3,726	$—	$1,380	$2,402	$3,782
Other assets	$710	$—	$626	$74	$700
Liabilities
PABs	$139,278	$—	$—	$145,619	$145,619
Long-term debt	$16,174	$—	$18,042	$—	$18,042
Collateral financing arrangements	$4,196	$—	$—	$3,993	$3,993
Junior subordinated debt securities	$3,193	$—	$4,176	$—	$4,176
Other liabilities	$6,274	$—	$4,981	$1,294	$6,275
Separate account liabilities	$119,328	$—	$119,328	$—	$119,328

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,770	$—	$—	$57,924	$57,924
Policy loans	$11,764	$—	$1,694	$11,512	$13,206
Real estate joint ventures	$102	$—	$—	$169	$169
Other limited partnership interests	$950	$—	$—	$1,109	$1,109
Other invested assets	$844	$322	$163	$359	$844
Premiums, reinsurance and other receivables	$3,116	$—	$728	$2,382	$3,110
Other assets	$324	$—	$210	$142	$352
Liabilities
PABs	$139,735	$—	$—	$144,631	$144,631
Long-term debt	$17,170	$—	$18,564	$—	$18,564
Collateral financing arrangements	$4,196	$—	$—	$3,984	$3,984
Junior subordinated debt securities	$3,193	$—	$3,789	$—	$3,789
Other liabilities	$2,239	$—	$948	$1,292	$2,240
Separate account liabilities	$117,562	$—	$117,562	$—	$117,562

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
Valuations of instruments classified as Level 2 are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues.
Valuations of instruments classified as Level 3 are based primarily on discounted cash flow methodologies that utilize unobservable discount rates that can vary significantly based upon the specific terms of each individual arrangement. The determination of estimated fair values of collateral financing arrangements incorporates valuations obtained from the counterparties to the arrangements, as part of the collateral management process.
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
See Note 15 for information about the remarketing of senior debt securities in October 2014.
Credit Facilities
In May 2014, MetLife, Inc. and MetLife Funding, Inc. entered into a $4.0 billion five-year unsecured credit agreement, which amended and restated both the five-year $3.0 billion and the five-year $1.0 billion unsecured credit agreements in their entireties into a single agreement (the “2014 Five-Year Credit Agreement”). The facility made available by the 2014 Five-Year Credit Agreement may be used for general corporate purposes (including in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). All borrowings under the 2014 Five-Year Credit Agreement must be repaid by May 30, 2019, except that letters of credit outstanding on that date may remain outstanding until no later than May 30, 2020. MetLife, Inc. incurred costs of $6 million related to the 2014 Five-Year Credit Agreement, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the 2014 Five-Year Credit Agreement.
10. Equity
Common Stock
In June 2014, MetLife, Inc. announced its plans to resume common stock repurchases and repurchase up to $1.0 billion of MetLife, Inc. common stock. It is utilizing existing authorizations from the MetLife, Inc. Board of Directors to repurchase its common stock. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”)) and in privately negotiated transactions.
During the nine months ended September 30, 2014, MetLife, Inc. repurchased 8,168,318 shares through open market purchases for $443 million. MetLife, Inc. did not repurchase shares during the nine months ended September 30, 2013.
At September 30, 2014, MetLife, Inc. had $818 million remaining under its common stock repurchase authorization. Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
See Note 15 for information about issuances of common stock related to the settlement of stock purchase contracts in October 2014.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., net of income tax, was as follows:

	Three Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,909	$476	$(1,739)	$(1,588)	$11,058
OCI before reclassifications	(56)	118	(264)	28	(174)
Deferred income tax benefit (expense)	130	(49)	(157)	(9)	(85)
OCI before reclassifications, net of income tax	13,983	545	(2,160)	(1,569)	10,799
Amounts reclassified from AOCI	(214)	471	—	45	302
Deferred income tax benefit (expense)	62	(158)	—	(13)	(109)
Amounts reclassified from AOCI, net of income tax	(152)	313	—	32	193
Sale of subsidiary (2)	—	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—	—
Balance, end of period	$13,831	$858	$(2,160)	$(1,537)	$10,992

	Three Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$9,709	$734	$(1,825)	$(2,416)	$6,202
OCI before reclassifications	(1,437)	(287)	107	(1)	(1,618)
Deferred income tax benefit (expense)	377	103	100	—	580
OCI before reclassifications, net of income tax	8,649	550	(1,618)	(2,417)	5,164
Amounts reclassified from AOCI	95	(224)	—	54	(75)
Deferred income tax benefit (expense)	(40)	70	—	(19)	11
Amounts reclassified from AOCI, net of income tax	55	(154)	—	35	(64)
Balance, end of period	$8,704	$396	$(1,618)	$(2,382)	$5,100

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Equity (continued)

	Nine Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,183	$231	$(1,659)	$(1,651)	$5,104
OCI before reclassifications	9,126	614	(486)	34	9,288
Deferred income tax benefit (expense)	(2,851)	(210)	(71)	(11)	(3,143)
OCI before reclassifications, net of income tax	14,458	635	(2,216)	(1,628)	11,249
Amounts reclassified from AOCI	(563)	337	77	136	(13)
Deferred income tax benefit (expense)	176	(114)	(27)	(45)	(10)
Amounts reclassified from AOCI, net of income tax	(387)	223	50	91	(23)
Sale of subsidiary (2)	(320)	—	6	—	(314)
Deferred income tax benefit (expense)	80	—	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	—	(234)
Balance, end of period	$13,831	$858	$(2,160)	$(1,537)	$10,992

	Nine Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,590	$829	$(533)	$(2,489)	$11,397
OCI before reclassifications	(6,931)	(660)	(1,123)	1	(8,713)
Deferred income tax benefit (expense)	2,296	221	38	—	2,555
OCI before reclassifications, net of income tax	8,955	390	(1,618)	(2,488)	5,239
Amounts reclassified from AOCI	(374)	10	—	161	(203)
Deferred income tax benefit (expense)	123	(4)	—	(55)	64
Amounts reclassified from AOCI, net of income tax	(251)	6	—	106	(139)
Balance, end of period	$8,704	$396	$(1,618)	$(2,382)	$5,100
__________________

(1)	See Note 6 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

(2)	See Note 3.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$181	$(96)	$375	$365	Net investment gains (losses)
Net unrealized investment gains (losses)	14	22	99	65	Net investment income
Net unrealized investment gains (losses)	33	—	105	—	Net derivative gains (losses)
OTTI	(14)	(21)	(16)	(56)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	214	(95)	563	374
Income tax (expense) benefit	(62)	40	(176)	(123)
Net unrealized investment gains (losses), net of income tax	152	(55)	387	251
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	3	28	17	Net derivative gains (losses)
Interest rate swaps	3	2	7	6	Net investment income
Interest rate forwards	(10)	2	(8)	8	Net derivative gains (losses)
Interest rate forwards	—	1	2	2	Net investment income
Interest rate forwards	1	(1)	2	(2)	Other expenses
Foreign currency swaps	(466)	216	(368)	(41)	Net derivative gains (losses)
Foreign currency swaps	(1)	—	(2)	(2)	Net investment income
Foreign currency swaps	—	1	1	1	Other expenses
Credit forwards	1	—	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(471)	224	(337)	(10)
Income tax (expense) benefit	158	(70)	114	4
Gains (losses) on cash flow hedges, net of income tax	(313)	154	(223)	(6)

Foreign translation adjustment	—	—	(77)	—	Net investment gains (losses)
Income tax (expense) benefit	—	—	27	—
Foreign translation adjustment, net of income tax	—	—	(50)	—
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(45)	(71)	(136)	(212)
Amortization of prior service (costs) credit	—	17	—	51
Amortization of defined benefit plan items, before income tax	(45)	(54)	(136)	(161)
Income tax (expense) benefit	13	19	45	55
Amortization of defined benefit plan items, net of income tax	(32)	(35)	(91)	(106)
Total reclassifications, net of income tax	$(193)	$64	$23	$139
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Compensation	$1,221	$1,310	$3,636	$3,828
Pension, postretirement and postemployment benefit costs	131	122	368	367
Commissions	1,294	1,309	3,884	4,084
Volume-related costs	227	239	639	618
Capitalization of DAC	(1,071)	(1,153)	(3,149)	(3,621)
Amortization of DAC and VOBA	1,054	841	3,174	2,623
Amortization of negative VOBA	(107)	(126)	(333)	(410)
Interest expense on debt	295	317	919	959
Premium taxes, licenses and fees	192	173	612	498
Professional services	348	349	1,035	976
Rent and related expenses, net of sublease income	95	89	273	283
Other	539	507	1,545	1,935
Total other expenses	$4,218	$3,977	$12,603	$12,140
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

	Three Months Ended September 30,
	2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$16	$7	$23	$12	$9	$21
Restructuring charges	20	2	22	14	2	16
Cash payments	(22)	(2)	(24)	(13)	(4)	(17)
Balance, end of period	$14	$7	$21	$13	$7	$20

	Nine Months Ended September 30,
	2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$40	$6	$46	$23	$—	$23
Restructuring charges	46	7	53	51	14	65
Cash payments	(72)	(6)	(78)	(61)	(7)	(68)
Balance, end of period	$14	$7	$21	$13	$7	$20
Total restructuring charges incurred since inception of initiative	$287	$41	$328	$192	$32	$224

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Other Expenses (continued)

Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2016. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at September 30, 2014.
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
The components of net periodic benefit costs were as follows:

	Three Months Ended September 30,
	2014				2013
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Service costs	$50	$17	$3	$—	$59	$16	$5	$—
Interest costs	109	3	23	1	98	4	23	1
Settlement and curtailment costs	14	—	—	—	—	—	—	—
Expected return on plan assets	(119)	(2)	(19)	—	(121)	(2)	(18)	(1)
Amortization of net actuarial (gains) losses	42	—	3	—	57	—	14	—
Amortization of prior service costs (credit)	—	—	—	—	2	—	(19)	—
Net periodic benefit costs	$96	$18	$10	$1	$95	$18	$5	$—

	Nine Months Ended September 30,
	2014				2013
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Service costs	$150	$51	$10	$1	$177	$50	$15	$1
Interest costs	327	10	69	2	292	11	69	2
Settlement and curtailment costs	14	—	—	—	—	—	—	—
Expected return on plan assets	(356)	(6)	(56)	(1)	(363)	(5)	(56)	(1)
Amortization of net actuarial (gains) losses	127	—	9	—	171	—	41	—
Amortization of prior service costs (credit)	1	—	(1)	—	5	—	(56)	—
Net periodic benefit costs	$263	$55	$31	$2	$282	$56	$13	$2
As disclosed in Note 18 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, no contributions are required to be made to the Subsidiaries’ U.S. qualified pension plans during 2014; however, during the nine months ended September 30, 2014, $303 million of discretionary contributions were made by the Subsidiaries to those plans.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except share and per share data)
Weighted Average Shares
Weighted average common stock outstanding for basic earnings per common share	1,125,165,772	1,104,892,638	1,126,280,770	1,099,496,305
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	4,572,193	1,886,275	3,904,760	628,758
Exercise or issuance of stock-based awards	11,308,766	10,517,925	10,662,053	8,756,239
Weighted average common stock outstanding for diluted earnings per common share	1,141,046,731	1,117,296,838	1,140,847,583	1,108,881,302
Income (Loss) from Continuing Operations
Income (loss) from continuing operations, net of income tax	$2,094	$973	$4,812	$2,476
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	—	3	21	17
Less: Preferred stock dividends	30	30	91	91
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$2,064	$940	$4,700	$2,368
Basic	$1.83	$0.85	$4.17	$2.15
Diluted	$1.81	$0.84	$4.12	$2.14
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations, net of income tax	$—	$2	$(3)	$1
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$2	$(3)	$1
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net Income (Loss)
Net income (loss)	$2,094	$975	$4,809	$2,477
Less: Net income (loss) attributable to noncontrolling interests	—	3	21	17
Less: Preferred stock dividends	30	30	91	91
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,064	$942	$4,697	$2,369
Basic	$1.83	$0.85	$4.17	$2.15
Diluted	$1.81	$0.84	$4.12	$2.14

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2014. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $390 million.
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
As reported in the 2013 Annual Report, MLIC received approximately 5,898 asbestos-related claims in 2013. During the nine months ended September 30, 2014 and 2013, MLIC received approximately 3,641 and 4,256 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14. Contingencies, Commitments and Guarantees (continued)

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2014.
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
In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for HUD regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. MetLife Bank has met with the U.S. Department of Justice to discuss the allegations and possible resolution of the FHA False Claims Act investigation. The Company believes that, although the matter may settle for an amount that could exceed the current accrued liability, the estimated amount of any such potential additional liability is included in the aggregate estimate of reasonably possible loss provided above, and the Company believes that any such potential additional amount would not have a material impact on the Company’s consolidated financial statements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14. Contingencies, Commitments and Guarantees (continued)

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual Life Insurance Company) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from MLIC and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. In September 2012, the EPA, MLIC and the third party executed an Administrative Order on Consent under which MLIC and the third party have agreed to be responsible for certain environmental testing at the Chemform site. The Company estimates that its costs for the environmental testing will not exceed $100,000. The September 2012 Administrative Order on Consent does not resolve the EPA’s claim for past clean-up costs. The EPA may seek additional costs if the environmental testing identifies issues. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.
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
Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that MLIC violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“Relator”) brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The Relator alleged that the aggregate damages attributable to MLIC, including statutory damages and treble damages, were $767 million. On August 20, 2013, the court granted MLIC’s motion to dismiss the action. On September 19, 2014, the District Court of Appeal affirmed the decision granting the dismissal.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14. Contingencies, Commitments and Guarantees (continued)

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a second amended complaint alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Act of 1933, as well as the Exchange Act and Rule 10b‑5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14. Contingencies, Commitments and Guarantees (continued)

Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied MLIC’s motion to dismiss the complaint. The trial has been scheduled for February 2015.
Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that were transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed but subsequently agreed to withdraw the appeal and consider the indemnity claim through arbitration. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Fehr v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life in May 2013, again without naming MLIC as a party. On August 30, 2011, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. These sales practices cases against Sun Life are ongoing, and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.
C‑Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014).
Plaintiffs filed these lawsuits against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and the date of the court’s preliminary approval of the settlement. Following this agreement, the Fauley case was filed in Illinois, seeking certification of a nationwide class of plaintiffs and the C-Mart and Cadenasso cases were voluntarily dismissed. In August 2014, the Fauley court preliminarily approved the settlement, certified a nationwide settlement class, and scheduled the final approval hearing for November 2014.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $3.4 billion at September 30, 2014 and December 31, 2013, respectively.
Commitments to Fund Partnerships Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $5.0 billion and $5.3 billion at September 30, 2014 and December 31, 2013, respectively.
15. Subsequent Events
Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts
In October 2014, MetLife, Inc. closed the successful remarketing of the Series E portion of the senior debt securities underlying common equity units issued in November 2010 in connection with the acquisition of American Life and DelAm, (collectively, ALICO). The Series E senior debt securities were remarketed as 1.903% Series E senior debt securities Tranche 1 and 4.721% Series E senior debt securities Tranche 2, which are due December 2017 and 2044, respectively. MetLife, Inc. did not receive any proceeds from the remarketing. Most common equity unit holders used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts provided proceeds to MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.’s common stock. MetLife, Inc. delivered 22,907,960 shares of its newly issued common stock to settle the stock purchase contracts. See Notes 12 and 15 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for additional information.
Common Stock Dividend
On October 28, 2014, MetLife, Inc.’s Board of Directors declared a fourth quarter 2014 common stock dividend of $0.35 per share payable on December 12, 2014 to shareholders of record as of November 7, 2014. The Company estimates the aggregate dividend payment to be $399 million.

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
Certain international subsidiaries have a fiscal year cutoff of November 30. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of August 31, 2014 and November 30, 2013 and the operating results of such subsidiaries for the three months and nine months ended August 31, 2014 and 2013. The Company is in the process of converting to calendar year reporting for these subsidiaries. We expect to substantially complete these conversions by 2016. Amounts relating to the conversions to date have been de minimis and, therefore, have been reported in net income in the quarter of conversion.
In the first quarter of 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”) and, as a result, began reporting the operations of MAL as divested business. The sale of MAL was completed in May 2014. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. Consequently, the results for Corporate Benefit Funding decreased by $2 million, net of $0 of income tax, and $11 million, net of $5 million of income tax, for the three months and nine months ended September 30, 2013, respectively. Also, the results for Corporate & Other decreased by $3 million, net of $2 million of income tax, and $10 million, net of $6 million of income tax, for the three months and nine months ended September 30, 2013, respectively.

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
MetLife Insurance Company of Connecticut (“MICC”) received all regulatory approvals to merge three U.S.-based life insurance companies and a former offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014. The companies to be merged are MICC, MetLife Investors USA Insurance Company and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2014, MICC received regulatory approval from the Connecticut Insurance Department and the Delaware Department of Insurance to re-domesticate from Connecticut to Delaware immediately prior to the Mergers. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with an affiliate all existing New York insurance policies and annuity contracts that include a separate account feature and deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MICC’s remaining New York policyholder liabilities not covered by such reinsurance.
The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators by reducing our exposure to and use of captive reinsurers; (ii) will reduce the reliance on MetLife, Inc. for cash to fund derivative collateral requirements; (iii) will increase transparency relative to our capital allocation and variable annuity risk management; and (iv) may impact the aggregate amount of dividends permitted to be paid without insurance regulatory approval. See “— Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries,” “— Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Affiliated Capital Transactions” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements included herein for further information on the Mergers, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Insurance Regulatory Examinations” included in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report for information on our use of captive reinsurers.
Sales experience was mixed across our businesses for the three months ended September 30, 2014 as compared to the same period of 2013. As a result of our continued focus on pricing discipline and risk management, sales of our variable annuity and Japan life and accident & health products declined. Higher investment income was driven by growth in our investment portfolio, as well as improved yields, despite the sustained low interest rate environment. In addition, a strengthening of the U.S. dollar relative to other key currencies and changes in long-term interest rates resulted in derivative gains for the current period compared with losses in the prior period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Income (loss) from continuing operations, net of income tax	$2,094	$973	$4,812	$2,476
Less: Net investment gains (losses)	109	(85)	(427)	339
Less: Net derivative gains (losses)	478	(546)	1,132	(2,866)
Less: Other adjustments to continuing operations (1)	(146)	(465)	(923)	(1,294)
Less: Provision for income tax (expense) benefit	(202)	544	(38)	1,499
Operating earnings	1,855	1,525	5,068	4,798
Less: Preferred stock dividends	30	30	91	91
Operating earnings available to common shareholders	$1,825	$1,495	$4,977	$4,707
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
During the three months ended September 30, 2014, income (loss) from continuing operations, net of income tax, increased $1.1 billion over the prior period. The change was predominantly due to a favorable change in net derivative gains (losses) of $1.0 billion ($666 million, net of income tax) driven by the strengthening of the U.S. dollar relative to other key currencies and changes in interest rates. Also included in income (loss) from continuing operations, before provision for income tax, is a $262 million ($174 million, net of income tax) increase as a result of our annual assumption review related to reserves and DAC.
Operating earnings available to common shareholders increased $330 million over the prior period. This increase is the result of higher net investment income from portfolio growth and improved yields, despite the sustained low interest rate environment, higher asset-based fee revenues from business growth and a decline in expenses. A tax reform bill was enacted in Chile on September 29, 2014 which includes, among other things, a gradual increase in the corporate tax rate. Our Chile businesses, including ProVida, incurred a one-time tax charge of $41 million as a result of this legislation. Excluding the impact of this tax reform, the fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings available to common shareholders by $54 million, net of income tax. Results for the current period also include a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return. Effective January 1, 2014, the Patient Protection and Affordable Care Act (“PPACA”) mandated that an annual fee be imposed on health insurers. This fee, which was not deductible for income tax purposes, reduced operating earnings by $15 million in the current period. In addition, the prior period included a $57 million reserve strengthening in Australia.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
During the nine months ended September 30, 2014, income (loss) from continuing operations, net of income tax, increased $2.3 billion over the prior period. The change was predominantly due to a favorable change in net derivative gains (losses) of $4.0 billion ($2.6 billion, net of income tax) driven by changes in interest rates and foreign currency exchange rates. This was offset by an unfavorable change in net investment gains (losses) of $766 million ($498 million, net of income tax) primarily driven by a loss on the disposition of MAL. Also included in income (loss) from continuing operations, before provision for income tax, is a $262 million ($174 million, net of income tax) increase as a result of our annual assumption review related to reserves and DAC.
Operating earnings available to common shareholders increased $270 million over the prior period. This increase reflects higher net investment income from portfolio growth, higher asset-based fee revenues from continued strong equity market performance and a decrease in interest credited expense, partially offset by unfavorable mortality, morbidity and claims experience and a decrease in investment yields. Our results for the current period include charges totaling $57 million for a settlement with the Department of Financial Services and the District Attorney, New York County, in relation to their respective inquiries into whether American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) conducted business in New York without a license and whether representatives acting on behalf of the companies solicited, sold or negotiated insurance products in New York without a license. Our results for the current period also include a $56 million, net of income tax, favorable reserve adjustment related to disability premium waivers in our retail life business. Excluding the impact of the aforementioned tax reform, the fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings available to common shareholders by $165 million, net of income tax. Results for the current period also include a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return. The PPACA fee, which was not deductible for income tax purposes, reduced operating earnings by $44 million in the current period. In addition, the prior period included a $57 million reserve strengthening in Australia.

Consolidated Company Outlook
As part of an enterprise-wide strategic initiative, by 2016, we expect to increase our operating return on common equity, excluding accumulated other comprehensive income (“AOCI”), to the 12% to 14% range, driven by higher operating earnings. This target assumes that regulatory capital rules appropriately reflect the life insurance business model and that we have clarity on the rules in a reasonable time frame, allowing for meaningful share repurchases prior to 2016. If we are unable to repurchase a sufficient amount of shares, we expect the range of our operating return on common equity, excluding AOCI, to be 11% to 13%. Also, as part of this initiative, we will leverage our scale to improve the value we provide to customers and shareholders in order to achieve $1 billion in efficiencies, $600 million of which is related to net pre-tax expense savings, and $400 million of which we expect to be primarily reinvested in our technology, platforms and functionality to improve our current operations and develop new capabilities. We also continue to shift our product mix toward protection products and away from more capital-intensive products, in order to generate more predictable operating earnings and cash flows, and improve our risk profile and free cash flow. Finally, we plan to grow our investment management business which provides asset management products and services to our customers.
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
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2013 Annual Report and in Part I, Item 2, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.

Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect the business and economic environment and, ultimately, the amount and profitability of our business. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification. Financial markets have also been affected periodically by concerns over U.S. fiscal policy, although these concerns have abated since late 2013. However, unless long-term steps are taken to raise the debt ceiling and reduce the federal deficit, rating agencies have warned of the possibility of future downgrades of U.S. Treasury securities. These issues could, on their own, or combined with the possible slowing of the global economy generally, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere.
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. This, combined with greater European Central Bank (“ECB”) support and gradually improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of certain countries in Europe’s perimeter region and the risk of possible withdrawal of one or more countries from the Euro zone. See “— Investments — Current Environment” for information regarding credit ratings downgrades, support programs for Europe’s perimeter region and our exposure to obligations of European governments and private obligors.
The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles or that some countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of unlimited quantities of sovereign bonds with maturities of one to three years. The OMT has not been activated to date, but the possibility of its use by the ECB succeeded in reducing investor concerns over the possible withdrawal of one or more countries from the Euro zone and helped to lower sovereign yields in Europe’s perimeter region. However, in October 2014, the Court of Justice of the European Union heard arguments relating to a lawsuit challenging the legality of the OMT. While a decision is not expected until 2015, the outcome could affect the ECB’s plan to purchase sovereign bonds and undermine economic stability in Europe. See “— Impact of a Sustained Low Interest Rate Environment” for information regarding the accommodative monetary policy taken by the ECB, as well as countries outside the EU, including the U.S. and Japan. Economic growth in the Euro zone continues to be weak, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region in particular continue to pursue policies to reduce their relative cost of production and reduce macroeconomic imbalances. In addition, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2013 Annual Report. See also “— Investments — Current Environment — Selected Country Investments” for information regarding our investments in Ukraine, Russia, and Argentina.

We face substantial exposure to the Japanese economy given our operations there. Despite some recovery in Gross Domestic Product (“GDP”) growth and rising inflation over the last year, structural weaknesses and debt sustainability have yet to be addressed effectively, which leaves the economy vulnerable to further disruption. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other developed country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the announcement of a supplementary budget stimulus program totaling 2% of GDP and the adoption of a 2% inflation target by the Bank of Japan. In early April 2013, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. In October 2013, the government agreed to raise the consumption tax from 5% to 8% effective April 1, 2014. While this was a positive step, the fiscal impact is likely to be neutral in the short term given the current stimulus spending package. On October 31, 2014, the Bank of Japan announced a program to purchase larger quantities of government bonds. Such purchases are intended to keep borrowing costs low and support spending. Despite continued weakness in the yen, inflation is not expected to rise materially given still weak GDP growth. Japan’s public debt trajectory could continue to rise until a strategy to consolidate public finances and growth-enhancing reforms are implemented.
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
On October 29, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing sufficient underlying strength in the economy to support progress toward maximum employment and the substantial improvement in the outlook for labor market conditions since the inception of the current asset purchase program, decided to conclude the program. The end of the Federal Reserve Board’s quantitative easing program could potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, and may affect interest rates and risk markets in other developed and emerging economies. Even after the economy strengthens, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to 0.25% for a considerable time, subject to labor market conditions and inflation indicators and expectations.
Despite expectations for the end of the Federal Reserve Board’s quantitative easing program and the potential for future raises in interest rates in the U.S., central banks in other parts of the world, including the ECB and the Bank of Japan, have pursued accommodative monetary policies. In June 2014, the ECB adopted an array of stimulus measures, including a negative rate on bank deposits. In September 2014, the ECB lowered its main lending rate and further reduced the negative rate on bank deposits. The ECB commenced a program to purchase covered bank bonds in October 2014 and plans to commence purchase of asset-backed securities in November 2014. These stimulus measures are intended to lessen the risk of a prolonged period of deflation and support economic recovery in the Euro zone, including Europe’s perimeter region. The Bank of Japan is continuing the monetary easing program it introduced in April 2013. In October 2014, the Bank of Japan announced plans to further increase its purchases of government bonds. However, we cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”
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
Regulatory Developments
The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers or offshore entities to reinsure insurance risks.
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
U.S. Regulatory Developments
NAIC
The National Association of Insurance Commissioners (“NAIC”) is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries.
The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The new model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, is expected to become effective in 2016. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been or is expected to be enacted by our insurance subsidiaries’ domiciliary states in the near future. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife’s first ORSA summary report, which will be submitted on behalf of the enterprise, must be prepared beginning in 2015.

In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. Insurance commissioners of certain states oppose (e.g., New York) or do not actively support the principles-based reserve approach.
We cannot predict the additional capital requirements or compliance costs, if any, that may result from the above initiatives.
The NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act and Insurance Holding Company System Model Regulation in December 2010. The revised models include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, several states where MetLife has domestic insurers have enacted a version of the revised NAIC model act, including the enterprise risk reporting requirement.
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on the Company, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements would be applicable to us in 2019 if the Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation (“FDIC”), Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”), U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. These increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.

Potential Regulation as a Non-Bank SIFI
On January 11, 2013, MetLife Bank and MetLife, Inc. completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. Subsequently, MetLife Bank terminated its deposit insurance and MetLife, Inc. deregistered as a bank holding company. Additionally, in August 2013, MetLife Bank merged with and into MLHL, a non-bank affiliate. As a result, MetLife, Inc. is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), it could once again be subject to regulation by the Federal Reserve Board and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.” Regulation of MetLife, Inc. as a non-bank SIFI could affect our business. For example, enhanced capital requirements that would be applicable if MetLife, Inc. is designated as a non-bank SIFI, may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, if MetLife, Inc. is designated as a non-bank SIFI, it would need to obtain Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, could be subject to additional restrictions regarding its ability to merge. The Federal Reserve Board would also have the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
On September 4, 2014, the FSOC notified MetLife, Inc. that it has been preliminarily designated as a non-bank SIFI. On October 3, 2014, MetLife, Inc. delivered notice to the FSOC requesting a written and oral evidentiary hearing to contest the FSOC’s proposed determination. In accordance with its regulations, the FSOC held an evidentiary hearing on November 3, 2014 and will make a final determination on MetLife, Inc.’s status as a non-bank SIFI within 60 days after the hearing.
If MetLife, Inc. is designated as a non-bank SIFI, it will be subject to a number of Dodd-Frank requirements that are also applicable to bank holding companies with assets of $50 billion or more, including responsibility to pay assessments and other charges equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs, as well as enhanced prudential standards.
Enhanced Prudential Standards for Non-Bank SIFIs
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, in accordance with the requirements of section 165 of Dodd-Frank, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply to non-bank SIFIs, including enhanced risk-based capital (“RBC”) requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. As described below, the Federal Reserve Board has finalized a number of these requirements for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more, but generally has not taken further action to implement most of these requirements for non-bank SIFIs.

In October 2013, the Federal Reserve Board proposed specific regulations relating to liquidity requirements for banking organizations and some non-bank SIFIs, although the rules would not apply to non-bank SIFIs with substantial insurance operations. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management (including establishing a risk committee), stress-test requirements, and a 15-to-1 debt-to-equity limit for these companies. The amendments also establish risk committee requirements and capital stress testing requirements for certain bank holding companies and foreign banking organizations with total consolidated assets of $10 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. The Federal Reserve Board indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which MetLife, Inc. would be regulated, if it is designated as a non-bank SIFI, remains unclear.
The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, the business and competitive position of such insurer non-bank SIFIs could be materially and adversely affected. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation — U.S. — Federal Regulatory Agencies.” On September 30, 2014, the Federal Reserve Board announced that it will begin a quantitative impact study (“QIS”) to evaluate the potential effects of its revised regulatory capital framework on savings and loan holding companies and non-bank financial companies supervised by the Federal Reserve Board that are substantially engaged in insurance underwriting activity (insurance holding companies). The Federal Reserve Board is conducting the QIS in order to enable it to design a capital framework for insurance holding companies it supervises that is in compliance with the Collins Amendment. Legislation that would clarify that the Federal Reserve Board may tailor capital rules for insurer non-bank SIFIs has been adopted by the U.S. Senate and the House of Representatives; however, the bills passed by the Senate and House of Representatives differ, and Congress must take action to reconcile the bills before they can be sent to the President for signature.
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
Non-bank SIFIs would also be required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. If the FSOC determines to make a final designation of MetLife, Inc. as a non-bank SIFI, MetLife, Inc. would be required to submit a resolution plan by July 1, 2016, unless the Federal Reserve Board and FDIC require a different due date.

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
International Regulatory Developments
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate and are exposed to increased political, legal, financial, operational and other risks. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability (including any resulting economic or trade sanctions), dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators. Changes in the laws and regulations that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions. For example, legislation in Poland became effective on February 1, 2014, enacting significant changes to the country’s pension system, including redemption of Polish government bonds held by pension funds. This legislation will have a negative impact on our pension business in Poland, but will not have a material impact on our overall pension business. In addition, a tax reform bill was enacted in Chile on September 29, 2014 which includes, among other things, a gradual increase in the corporate tax rate from 20% to 27%, with a taxpayer election that limits the corporate tax rate to 25% but eliminates the taxable profits fund, an exemption on taxes on corporate income that is reinvested. See “— Results of Operations — Segment Results and Corporate & Other — EMEA” for a discussion of a write-down of DAC and VOBA associated with our EMEA business and “— Results of Operations — Segment Results and Corporate & Other — Latin America” for information regarding the impact on our Latin America business of the new tax legislation in Chile. Also pending in Chile are changes to its pension system: a bill to create a state-owned pension company was introduced and a Presidential Advisory Committee was created to draft a reform proposal of the pension system. Both proposals are not finalized and may still change further if a bill results from their recommendations. It is premature to predict the impact of such reforms on our pension business in Chile.
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
Leading up to Solvency II’s effective date, EIOPA has published Interim Guidelines aimed at increasing preparedness of both supervisors and insurers. The Interim Guidelines have been applicable since January 1, 2014 and include certain reporting and organizational requirements with which we are complying in accordance with the requirements of our local regulators. Between 2014 and the effective date of both directives in 2016, the European authorities will establish supporting rules and guidance that implement the legislation.

In addition, our insurance business in Mexico will be impacted by Mexico’s insurance law reform, adopted in February 2013 (effective in April 2015). The reform envisions a Solvency II-type regulatory framework, instituting changes to reserve and capital requirements and corporate governance and fostering greater transparency. The new regime includes secondary regulations subject to a 16-month consultation period, during which quantitative and qualitative impact studies will be performed and input from affected companies will be reviewed. In Chile, the law implementing Solvency II-like regulation is currently in the studies stage. However, the Chilean insurance regulator has already issued two resolutions, one for governance, and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. The impact study considering the second draft of the regulation for RBC requirements was completed in May 2014. The law is expected to be published and approved in 2015, with the RBC regulation in force in 2016. In China, the business of our joint venture will be impacted by a new risk-based solvency regime which is expected to be finalized by the China Insurance Regulatory Commission (“CIRC”) in 2014 and implemented in 2016, although it is likely there will be transitional arrangements applying from 2015. Like Solvency II, the new regime focuses on risk management and has three pillars (strengthened quantitative capital requirements, enhanced qualitative supervision and establishing a governance and market discipline process). A second quantitative impact study was announced by CIRC on September 22, 2014 to further review the first pillar of the framework.
Global Systemically Important Insurers
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
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). On October 23, 2014, the IAIS released the final BCR approved by the FSB for submission to the Group of Twenty (20 major world economies) leaders in November 2014. The BCR will apply to G-SIIs in 2015. Work on HLA development is in very early stages and how the HLA requirements will be computed remains unclear. The HLA requirements are required to be finalized by the end of 2015. From 2015 to 2018, reporting will be on a confidential basis and subject to refinement by the IAIS. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, the IAIS proposes to develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain.
Mortgage and Foreclosure-Related Exposures
MetLife no longer engages in the origination, sale and servicing of forward and reverse residential mortgage loans. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our mortgage and foreclosure-related exposures.

Notwithstanding its exit from the origination and servicing businesses, MetLife Bank remained obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $104 million at both September 30, 2014 and December 31, 2013. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $45 million and $46 million at September 30, 2014 and December 31, 2013, respectively. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of goodwill and related impairment;

(vii)	measurement of employee benefit plan liabilities;

(viii)	measurement of income taxes and the valuation of deferred tax assets; and

(ix)	liabilities for litigation and regulatory matters.
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
In the third quarter of 2014, the Company performed its annual goodwill impairment testing on all of its reporting units based upon data as of June 30, 2014. The Company determined that the fair values of its reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

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
Acquisitions and Dispositions
In July 2014, all regulatory approvals necessary to establish the previously announced life insurance joint venture in Vietnam among MetLife, Inc. (through MetLife Limited), Joint Stock Commercial Bank for Investment & Development of Vietnam and Bank for Investment & Development of Vietnam Insurance Joint Stock Corporation were received. Operations of the joint venture (BIDV MetLife Life Insurance Limited Liability Company) are expected to commence in the fourth quarter of 2014.
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
Results of Operations
Consolidated Results
Sales experience was mixed across our businesses for the three months ended September 30, 2014 as compared to the same period of 2013. Despite the slow economic recovery in the U.S., our group term life, disability and dental businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. The introduction of new products also drove growth in our voluntary benefits business. The sustained low interest rate environment has contributed to the underfunding of pension plans; as a result, we experienced a decrease in sales of pension closeouts. Competitive pricing and a relative increase in participation drove an increase in structured settlement sales. Income annuity sales were strong in the current period, rebounding from the discontinuance of one contract in the prior period. Sales of domestic variable annuities and Japan life and accident & health products declined as we continue to focus on pricing discipline and risk management. Sales in the majority of our other businesses abroad have improved. In our Retail segment, higher fixed and indexed annuity sales were partially offset by lower sales of life products, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Revenues
Premiums	$9,703	$9,094	$28,795	$27,403
Universal life and investment-type product policy fees	2,628	2,372	7,507	7,034
Net investment income	5,410	5,026	15,704	16,385
Other revenues	518	476	1,486	1,446
Net investment gains (losses)	109	(85)	(427)	339
Net derivative gains (losses)	478	(546)	1,132	(2,866)
Total revenues	18,846	16,337	54,197	49,741
Expenses
Policyholder benefits and claims and policyholder dividends	9,859	9,784	29,871	28,781
Interest credited to policyholder account balances	1,817	1,600	4,995	6,036
Capitalization of DAC	(1,071)	(1,153)	(3,149)	(3,621)
Amortization of DAC and VOBA	1,054	841	3,174	2,623
Amortization of negative VOBA	(107)	(126)	(333)	(410)
Interest expense on debt	295	317	919	959
Other expenses	4,047	4,098	11,992	12,589
Total expenses	15,894	15,361	47,469	46,957
Income (loss) from continuing operations before provision for income tax	2,952	976	6,728	2,784
Provision for income tax expense (benefit)	858	3	1,916	308
Income (loss) from continuing operations, net of income tax	2,094	973	4,812	2,476
Income (loss) from discontinued operations, net of income tax	—	2	(3)	1
Net income (loss)	2,094	975	4,809	2,477
Less: Net income (loss) attributable to noncontrolling interests	—	3	21	17
Net income (loss) attributable to MetLife, Inc.	2,094	972	4,788	2,460
Less: Preferred stock dividends	30	30	91	91
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,064	$942	$4,697	$2,369
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
During the three months ended September 30, 2014, income (loss) from continuing operations, before provision for income tax, increased $2.0 billion ($1.1 billion, net of income tax) from the prior period primarily driven by favorable changes in net derivative gains (losses), operating earnings and net investment gains (losses). Also included in income (loss) from continuing operations, before provision for income tax, is a $262 million ($174 million, net of income tax) increase as a result of our annual assumption review related to reserves and DAC.

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

	Three Months Ended September 30,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$82	$(286)
Foreign currency exchange rate	199	(176)
Credit	(8)	65
Equity	(4)	(54)
Non-VA embedded derivatives	17	6
Total non-VA program derivatives	286	(445)
VA program derivatives
Market risks in embedded derivatives	(119)	1,247
Nonperformance risk on embedded derivatives	5	(145)
Other risks in embedded derivatives	32	(210)
Total embedded derivatives	(82)	892
Freestanding derivatives hedging embedded derivatives	274	(993)
Total VA program derivatives	192	(101)
Net derivative gains (losses)	$478	$(546)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $731 million ($475 million, net of income tax). This was primarily due to the strengthening of the U.S. dollar relative to other key currencies, favorably impacting foreign currency swaps that primarily hedge foreign denominated fixed maturity securities. In addition, long-term interest rates decreased in the current period but increased in the prior period favorably impacting receive-fixed interest rate swaps and interest rate swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $293 million ($190 million, net of income tax). This was due to a favorable change of $242 million ($157 million, net of income tax) on other risks in embedded derivatives and a favorable change of $150 million ($98 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, partially offset by an unfavorable change of $99 million ($65 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $242 million ($157 million, net of income tax) favorable change in other risks in embedded derivatives was primarily due to the following:

•	Refinements in the valuation model, including an update to the actuarial assumptions, resulted in a favorable period over period change in the valuation of embedded derivatives.

•	In-force changes and the mismatch of fund performance between actual and modeled funds resulted in a favorable period over period change in the valuation of the embedded derivatives.

•
Foreign currency translation adjustments caused by a strengthening of the U.S. dollar against the Japanese yen resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•
An increase in the risk margin adjustment caused by higher policyholder behavior risks, along with updates to the actuarial assumptions, resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	A combination of other factors, including the cross effect of capital markets changes resulted in a favorable period over period change in the valuation of the embedded derivatives.

The aforementioned $150 million ($98 million, net of income tax) favorable change in the nonperformance risk adjustment was due to a favorable change of $144 million, before income tax, in our own credit spread and a favorable change of $6 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.
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
The foregoing $99 million ($65 million, net of income tax) unfavorable change was comprised of a $1.4 billion ($889 million, net of income tax) unfavorable change in market risks in embedded derivatives, which was largely offset by a $1.3 billion ($824 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•
Key equity index levels were mixed in the current period but increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•
Key equity volatility measures increased in the current period and decreased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•	Changes in foreign currency exchange rates contributed to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives.
The favorable change in net investment gains (losses) of $194 million ($126 million, net of income tax) primarily reflects gains on sales of fixed maturity securities and real estate and real estate joint ventures, partially offset by an unfavorable change in other gains (losses), primarily driven by the impact of changes in foreign currency exchange rates.
Results for the current period include a $161 million ($105 million, net of income tax) benefit associated with our annual assumption review related to reserves and DAC, of which $137 million ($89 million, net of income tax) was recognized in net derivative gains (losses). Of the $161 million benefit, $82 million ($53 million, net of income tax) was related to DAC and $79 million ($52 million, net of income tax) was associated with reserves.
The $137 million gain recognized in net derivative gains (losses) associated with our annual assumption review was included within the other risks in embedded derivatives caption in the table above.
As a result of our annual assumption review, changes were made to economic, policyholder behavior, mortality and other assumptions. The most significant impacts were in the Retail Life and Annuity blocks of businesses and are summarized as follows:

•	Changes in economic assumptions resulted in a decrease in reserves, offset by unfavorable DAC, resulting in a net benefit of $229 million ($149 million, net of income tax).

•	Changes to policyholder behavior and mortality assumptions resulted in reserve increases, offset by favorable DAC, resulting in a net loss of $175 million ($114 million, net of income tax).

•
The remaining updates resulted in a decrease in reserves, coupled with favorable DAC, resulting in a benefit of $107 million ($70 million, net of income tax). The most notable update was related to our projection of closed block results.

Results for the prior period include a $101 million ($69 million, net of income tax) charge associated with our annual assumption review related to reserves and DAC, of which $138 million ($90 million, net of income tax) was recognized in net derivative gains (losses). Of the $101 million charge, $228 million ($150 million, net of income tax) was related to reserves, offset by $127 million ($81 million, net of income tax) associated with DAC. The $138 million loss recorded in net derivative gains (losses) associated with our annual assumption review was included within the other risks in embedded derivatives caption in the table above.
Income (loss) from continuing operations, before provision for income tax, related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $12 million to a loss of $12 million in the current period from a loss of $24 million in the prior period. Included in this improvement was a decrease in total revenues of $64 million, before income tax, and a decrease in total expenses of $76 million, before income tax.
Income tax expense for the three months ended September 30, 2014 was $858 million, or 29% of income (loss) from continuing operations before provision for income tax, compared with $3 million, or less than 1% of income (loss) from continuing operations before provision for income tax, for the three months ended September 30, 2013. The Company’s third quarter 2014 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The Company’s third quarter 2013 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate, including tax benefits in Japan related to the 2012 branch restructuring and the estimated reversal of temporary differences. The current period includes a $54 million tax charge related to tax reform in Chile, a $5 million tax charge related to the fee imposed by the PPACA, which was not deductible for income tax purposes, and a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $330 million, net of income tax, to $1.8 billion, net of income tax, for the three months ended September 30, 2014 from $1.5 billion, net of income tax, for the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
During the nine months ended September 30, 2014, income (loss) from continuing operations, before provision for income tax, increased $3.9 billion ($2.3 billion, net of income tax) from the prior period primarily driven by a favorable change in net derivative gains (losses), partially offset by an unfavorable change in net investment gains (losses). Also included in income (loss) from continuing operations, before provision for income tax, is a $262 million ($174 million, net of income tax) increase as a result of our annual assumption review related to reserves and DAC.

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

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$502	$(1,452)
Foreign currency exchange rate	207	(988)
Credit	36	124
Equity	(44)	(37)
Non-VA embedded derivatives	(62)	108
Total non-VA program derivatives	639	(2,245)
VA program derivatives
Market risks in embedded derivatives	235	4,433
Nonperformance risk on embedded derivatives	(3)	(795)
Other risks in embedded derivatives	(115)	(85)
Total embedded derivatives	117	3,553
Freestanding derivatives hedging embedded derivatives	376	(4,174)
Total VA program derivatives	493	(621)
Net derivative gains (losses)	$1,132	$(2,866)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $2.9 billion ($1.9 billion, net of income tax). This was primarily due to long-term interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive-fixed interest rate swaps and interest rate swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. The strengthening of the U.S. dollar relative to other key currencies, as well as the U.S. dollar strengthening less against the Japanese yen in the current period versus the prior period, favorably impacted foreign currency forwards and swaps that primarily hedge foreign denominated fixed maturity securities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $1.1 billion ($723 million, net of income tax). This was due to a favorable change of $792 million ($515 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and a favorable change of $352 million ($228 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $30 million ($20 million, net of income tax) on other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $792 million ($515 million, net of income tax) favorable change in the nonperformance risk adjustment was due to a favorable change of $529 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as a favorable change of $263 million, before income tax, related to changes in our own credit spread.
The foregoing $352 million ($228 million, net of income tax) favorable change is comprised of a $4.6 billion ($2.9 billion, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives, which was largely offset by a $4.2 billion ($2.7 billion, net of income tax) unfavorable change in market risks in embedded derivatives.

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

The foregoing $30 million ($20 million, net of income tax) unfavorable change in other risks in embedded derivatives was primarily due to the following:

•
An increase in the risk margin adjustment caused by higher policyholder behavior risks, along with updates to the actuarial assumptions, resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	In-force changes and the mismatch of fund performance between actual and modeled funds resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	The cross effect of capital markets changes resulted in a favorable period over period change in the valuation of embedded derivatives.

•
Foreign currency translation adjustments caused by the Japanese yen weakening less against the U.S. dollar in the current period than in the prior period, resulted in a favorable change in the valuation of the embedded derivatives.

•	Refinements in the valuation model, including an update to the actuarial assumptions, resulted in a favorable period over period change in the valuation of embedded derivatives.

•	Other factors, including reserve changes influenced by benefit features and policyholder behavior, resulted in an unfavorable period over period change in the valuation of embedded derivatives.
The unfavorable change in net investment gains (losses) of $766 million ($498 million, net of income tax) primarily reflects a loss on the disposition of MAL and lower net gains on sales of fixed maturity securities in the current period.
Results for the current period include a $161 million ($105 million, net of income tax) benefit associated with our annual assumption review related to reserves and DAC, of which $137 million ($89 million, net of income tax) was recognized in net derivative gains (losses). Of the $161 million benefit, $82 million ($53 million, net of income tax) was related to DAC and $79 million ($52 million, net of income tax) associated with reserves.
The $137 million gain recognized in net derivative gains (losses) associated with our annual assumption review was included within the other risks in embedded derivatives caption in the table above.
As a result of our annual assumption review, changes were made to economic, policyholder behavior, mortality and other assumptions. The most significant impacts were in the Retail Life and Annuity blocks of businesses and are summarized as follows:

•	Changes in economic assumptions resulted in a decrease in reserves, offset by unfavorable DAC, resulting in a net benefit of $229 million ($149 million, net of income tax).

•	Changes to policyholder behavior and mortality assumptions resulted in reserve increases, offset by favorable DAC, resulting in a net loss of $175 million ($114 million, net of income tax).

•
The remaining updates resulted in a decrease in reserves, coupled with favorable DAC, resulting in a benefit of $107 million ($70 million, net of income tax). The most notable update was related to our projection of closed block results.

Results for the prior period include a $101 million ($69 million, net of income tax) charge associated with our annual assumption review related to reserves and DAC, of which $138 million ($90 million, net of income tax) was recognized in net derivative gains (losses). Of the $101 million charge, $228 million ($150 million, net of income tax) was related to reserves, offset by $127 million ($81 million, net of income tax) associated with DAC. The $138 million loss recorded in net derivative gains (losses) associated with our annual assumption review was included within the other risks in embedded derivatives caption in the table above.
Income (loss) from continuing operations, before provision for income tax, related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $166 million to income of $8 million in the current period from a loss of $158 million in the prior period. Included in this improvement was a decrease in total revenues of $118 million, before income tax, and a decrease in total expenses of $284 million, before income tax.

Income tax expense for the nine months ended September 30, 2014 was $1.9 billion, or 28% of income (loss) from continuing operations before provision for income tax, compared with $308 million, or 11% of income (loss) from continuing operations before provision for income tax, for the nine months ended September 30, 2013. The Company’s 2014 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, foreign earnings taxed at lower rates than the U.S. statutory rate and the tax effects of the MAL divestiture. The Company’s 2013 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate, including tax benefits in Japan related to the 2012 branch restructuring and the estimated reversal of temporary differences. The 2014 period includes a $54 million tax charge related to tax reform in Chile, a $33 million tax charge related to a portion of the aforementioned settlement of a licensing matter and the PPACA fee, both of which were not deductible for income tax purposes, and a $45 million tax charge related to the repatriation of earnings from Japan. These charges were partially offset by a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return. In addition, in 2013, the Company received an income tax refund from the Japanese tax authority and recorded a $119 million reduction to income tax expense.
On June 11, 2014, the Internal Revenue Service (“IRS”) concluded its audit of the Company’s tax returns for the years 2003 through 2006 and issued a Revenue Agent’s Report. The Company agreed with certain tax adjustments and protested other tax adjustments to IRS Appeals. The protest was filed on July 10, 2014. Management believes it has established adequate tax liabilities and final resolution of the audit for the years 2003 through 2006 is not expected to have a material impact on the Company’s financial statements.
Operating earnings available to common shareholders increased $270 million, net of income tax, to $5.0 billion, net of income tax, for the nine months ended September 30, 2014 from $4.7 billion, net of income tax, for the nine months ended September 30, 2013.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders
Three Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$823	$274	$522	$149	$334	$95	$(103)	$2,094
Less: Net investment gains (losses)	9	(9)	180	(4)	136	(9)	(194)	109
Less: Net derivative gains (losses)	283	106	28	(61)	(80)	16	186	478
Less: Other adjustments to continuing operations (1)	(100)	(41)	(31)	87	(32)	1	(30)	(146)
Less: Provision for income tax (expense) benefit	(68)	(19)	(63)	(25)	4	(9)	(22)	(202)
Operating earnings	$699	$237	$408	$152	$306	$96	(43)	1,855
Less: Preferred stock dividends							30	30
Operating earnings available to common shareholders							$(73)	$1,825
Three Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$313	$84	$193	$116	$536	$117	$(386)	$973
Less: Net investment gains (losses)	(28)	(3)	(15)	(5)	52	10	(96)	(85)
Less: Net derivative gains (losses)	(202)	(173)	(140)	3	164	30	(228)	(546)
Less: Other adjustments to continuing operations (1)	(302)	(44)	(7)	(18)	(31)	9	(72)	(465)
Less: Provision for income tax (expense) benefit	186	78	57	3	94	(17)	143	544
Operating earnings	$659	$226	$298	$133	$257	$85	(133)	1,525
Less: Preferred stock dividends							30	30
Operating earnings available to common shareholders							$(163)	$1,495
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$2,017	$735	$891	$335	$1,092	$335	$(593)	$4,812
Less: Net investment gains (losses)	25	(10)	(556)	11	375	(16)	(256)	(427)
Less: Net derivative gains (losses)	579	293	256	(57)	(122)	103	80	1,132
Less: Other adjustments to continuing operations (1)	(521)	(122)	(55)	(146)	(50)	31	(60)	(923)
Less: Provision for income tax (expense) benefit	(29)	(56)	109	32	(64)	(60)	30	(38)
Operating earnings	$1,963	$630	$1,137	$495	$953	$277	(387)	5,068
Less: Preferred stock dividends							91	91
Operating earnings available to common shareholders							$(478)	$4,977
Nine Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,015	$241	$832	$450	$425	$269	$(756)	$2,476
Less: Net investment gains (losses)	68	(14)	4	4	265	49	(37)	339
Less: Net derivative gains (losses)	(779)	(612)	(244)	(16)	(874)	20	(361)	(2,866)
Less: Other adjustments to continuing operations (1)	(598)	(129)	77	88	(417)	(4)	(311)	(1,294)
Less: Provision for income tax (expense) benefit	458	265	57	(27)	531	(36)	251	1,499
Operating earnings	$1,866	$731	$938	$401	$920	$240	(298)	4,798
Less: Preferred stock dividends							91	91
Operating earnings available to common shareholders							$(389)	$4,707
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,717	$4,822	$2,268	$1,425	$3,391	$1,107	$116	$18,846
Less: Net investment gains (losses)	9	(9)	180	(4)	136	(9)	(194)	109
Less: Net derivative gains (losses)	283	106	28	(61)	(80)	16	186	478
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	7	1	—	8
Less: Other adjustments to revenues (1)	(13)	(41)	(15)	15	145	238	4	333
Total operating revenues	$5,438	$4,766	$2,075	$1,475	$3,183	$861	$120	$17,918
Total expenses	$4,460	$4,402	$1,463	$1,165	$2,910	$967	$527	$15,894
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(28)	—	—	—	(1)	2	—	(27)
Less: Other adjustments to expenses (1)	115	—	16	(72)	185	236	34	514
Total operating expenses	$4,373	$4,402	$1,447	$1,237	$2,726	$729	$493	$15,407
Three Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$4,803	$4,280	$1,881	$1,310	$3,220	$1,022	$(179)	$16,337
Less: Net investment gains (losses)	(28)	(3)	(15)	(5)	52	10	(96)	(85)
Less: Net derivative gains (losses)	(202)	(173)	(140)	3	164	30	(228)	(546)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(3)	—	—	—	1	—	—	(2)
Less: Other adjustments to revenues (1)	(23)	(44)	80	44	(75)	151	23	156
Total operating revenues	$5,059	$4,500	$1,956	$1,268	$3,078	$831	$122	$16,814
Total expenses	$4,333	$4,160	$1,584	$1,159	$2,689	$845	$591	$15,361
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(52)	—	—	—	(1)	—	—	(53)
Less: Other adjustments to expenses (1)	328	—	87	62	(42)	142	95	672
Total operating expenses	$4,057	$4,160	$1,497	$1,097	$2,732	$703	$496	$14,742
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$16,509	$14,447	$5,909	$4,217	$9,592	$3,266	$257	$54,197
Less: Net investment gains (losses)	25	(10)	(556)	11	375	(16)	(256)	(427)
Less: Net derivative gains (losses)	579	293	256	(57)	(122)	103	80	1,132
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	8	7	—	14
Less: Other adjustments to revenues (1)	(58)	(122)	39	39	95	620	30	643
Total operating revenues	$15,964	$14,286	$6,170	$4,224	$9,236	$2,552	$403	$52,835
Total expenses	$13,439	$13,318	$4,516	$3,758	$8,011	$2,791	$1,636	$47,469
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	33	—	—	—	(5)	9	—	37
Less: Other adjustments to expenses (1)	429	—	94	185	158	587	90	1,543
Total operating expenses	$12,977	$13,318	$4,422	$3,573	$7,858	$2,195	$1,546	$45,889
Nine Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$14,226	$12,904	$5,949	$3,725	$9,832	$2,938	$167	$49,741
Less: Net investment gains (losses)	68	(14)	4	4	265	49	(37)	339
Less: Net derivative gains (losses)	(779)	(612)	(244)	(16)	(874)	20	(361)	(2,866)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(9)	—	—	—	4	5	—	—
Less: Other adjustments to revenues (1)	(94)	(129)	249	57	999	412	88	1,582
Total operating revenues	$15,040	$13,659	$5,940	$3,680	$9,438	$2,452	$477	$50,686
Total expenses	$12,698	$12,558	$4,667	$3,133	$9,526	$2,560	$1,815	$46,957
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(228)	—	—	—	(12)	5	—	(235)
Less: Other adjustments to expenses (1)	723	—	172	(31)	1,432	416	399	3,111
Total operating expenses	$12,203	$12,558	$4,495	$3,164	$8,106	$2,139	$1,416	$44,081
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$9,685	$9,054	$28,755	$27,314
Universal life and investment-type product policy fees	2,522	2,276	7,205	6,768
Net investment income	5,193	4,998	15,373	15,137
Other revenues	518	486	1,502	1,467
Total operating revenues	17,918	16,814	52,835	50,686
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	9,854	9,243	29,191	27,442
Interest credited to policyholder account balances	1,426	1,472	4,252	4,547
Capitalization of DAC	(1,071)	(1,153)	(3,148)	(3,621)
Amortization of DAC and VOBA	999	979	3,074	3,100
Amortization of negative VOBA	(96)	(113)	(298)	(368)
Interest expense on debt	292	288	885	863
Other expenses	4,003	4,026	11,933	12,118
Total operating expenses	15,407	14,742	45,889	44,081
Provision for income tax expense (benefit)	656	547	1,878	1,807
Operating earnings	1,855	1,525	5,068	4,798
Less: Preferred stock dividends	30	30	91	91
Operating earnings available to common shareholders	$1,825	$1,495	$4,977	$4,707

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The increase in operating earnings was the result of higher net investment income from portfolio growth and improved yields, despite the sustained low interest rate environment, higher asset-based fee revenues from business growth and a decline in expenses. Excluding the impact of the aforementioned tax reform, the fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings by $54 million. Changes in foreign currency exchange rates had an $11 million negative impact on results compared to the prior period.
We benefited from strong sales and business growth across many of our products. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity and Japan life and accident & health products. Excluding the impact of the divested businesses and the acquisition of ProVida, growth in our investment portfolios in the majority of our segments generated higher net investment income. Growth in our businesses resulted in higher asset-based fees, but also increased DAC amortization. The changes in business growth discussed above resulted in a $137 million increase in operating earnings.

Market factors, including the improved equity markets and the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Excluding the results of the divested businesses, the acquisition of ProVida and the impact of inflation-indexed investments in the Latin America segment, investment yields increased. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. Investment yields were positively impacted by higher returns on other limited partnership interests and real estate joint ventures, increased prepayment fees and higher income on interest rate and currency derivatives. Yields were also favorably impacted by increased foreign currency-denominated fixed annuities in Japan resulting in increased holdings of higher yielding foreign currency-denominated fixed maturity securities. These increases in yields were partially offset by the adverse impacts of the sustained low interest rate environment on fixed maturity securities and mortgage loan yields, as well as increased holdings of lower yielding Japanese government securities in the Japan fixed annuity business. The sustained low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Very favorable equity market returns in the prior period drove lower DAC amortization in that period as compared to the current period where equity returns were much less favorable. Continued strong equity market performance since the last period increased our average separate account balances, which drove higher asset-based fees, partially offset by asset-based commissions, which are also driven, in part, by separate account balances. The changes in market factors discussed above resulted in a $14 million increase in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a $12 million decrease in operating earnings. In addition to our annual updates, refinements to DAC and certain insurance-related liabilities that were recorded in both periods increased operating earnings by $36 million. Also, the prior period includes a reserve strengthening in Australia within our Asia segment of $57 million, net of reinsurance.
A decrease of $47 million in other operating expenses, primarily driven by lower employee-related costs, was partially offset by the fee imposed by the PPACA, which reduced operating earnings by $15 million in the current period.
Favorable mortality in our Corporate Benefit Funding segment was more than offset by less favorable mortality experience in our Retail and Group, Voluntary & Worksite Benefits segments. Favorable morbidity experience in our Retail segment was partially offset by unfavorable experience in our Group, Voluntary & Worksite Benefits segment. In addition, we had unfavorable claims experience in our Asia segment. The combined impact of mortality, morbidity and claims experience decreased operating earnings by $5 million.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In the current period, the Company realized a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return, as well as additional tax benefits of $27 million related to the separate account dividends received deduction and $12 million primarily related to the repatriation of earnings from Japan and other foreign tax benefits. This was slightly offset by a $5 million tax charge related to the PPACA fee, which is not deductible for income tax purposes.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the increase in operating earnings were higher net investment income from portfolio growth, higher asset-based fee revenues from continued strong equity market performance and a decrease in interest credited expense, partially offset by unfavorable mortality, morbidity and claims experience and a decrease in investment yields. Excluding the impact of the aforementioned tax reform charge in Chile, the fourth quarter 2013 acquisition of ProVida increased operating earnings by $165 million. Changes in foreign currency exchange rates had a $75 million negative impact on results compared to the prior period.
We benefited from strong sales and business growth across many of our products. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity and Japan life and accident & health products. Excluding the impact of the divested businesses and the acquisition of ProVida, growth in our investment portfolios in the majority of our segments generated higher net investment income. Our property & casualty businesses benefited from an increase in average premium per policy. These positive results were partially offset by an associated increase in DAC amortization. The changes in business growth discussed above resulted in a $255 million increase in operating earnings.

Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Excluding the results of the divested businesses, the acquisition of ProVida and the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans yields, as well as increased holdings of lower yielding Japanese government securities in the Japan fixed annuity business. These decreases were partially offset by higher returns on other limited partnership interests and real estate joint ventures, increased prepayment fees and higher income on interest rate derivatives. Yields were also favorably impacted by increased sales of foreign currency-denominated fixed annuities in Japan, resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities. The sustained low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balances grew with the equity markets driving higher fee income in our annuity business. However, this was partially offset by higher DAC amortization due to the significant prior period equity market increase, as well as higher asset-based commissions and costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”). The changes in market factors discussed above resulted in a $49 million increase in operating earnings.
Less favorable mortality and morbidity was driven by our Group, Voluntary & Worksite Benefits segment. In addition, in our property & casualty businesses, catastrophe-related losses increased due to severe storm activity in the current period. Non-catastrophe related claim costs also increased as a result of severe winter weather in the current period. Claims experience in our Latin America and Asia segments was also unfavorable. The combined impact of mortality, morbidity and claims experience decreased operating earnings by $194 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a $12 million decrease in operating earnings. In addition to our annual updates, refinements to DAC and certain insurance-related liabilities that were recorded in both periods increased operating earnings by $71 million. Such refinements include a favorable reserve adjustment in the current period related to disability premium waivers in our life business within our Retail segment and a write-down of DAC and VOBA in the prior period related to pension reform in Poland within our EMEA segment. Also, the prior period includes a reserve strengthening in Australia within our Asia segment of $57 million, net of reinsurance.
A $59 million decrease in expenses was primarily driven by lower employee-related costs. In addition, our results for the current period include charges totaling $57 million related to the aforementioned settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. The PPACA fee reduced operating earnings by $44 million in the current period.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In the current period, the Company realized a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return, as well as additional tax benefits of $27 million related to the separate account dividends received deduction and $31 million primarily related to foreign earnings taxed at rates lower than the U.S. and other tax preference items. However, this was partially offset by a $33 million tax charge related to a portion of the aforementioned settlement of a licensing matter and the PPACA fee, both of which were not deductible for income tax purposes. The Company also recorded an $8 million tax charge related to the repatriation of earnings from Japan.

Segment Results and Corporate & Other
Retail

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$1,869	$1,607	$5,405	$4,735
Universal life and investment-type product policy fees	1,311	1,257	3,814	3,662
Net investment income	1,983	1,928	5,960	5,876
Other revenues	275	267	785	767
Total operating revenues	5,438	5,059	15,964	15,040
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	2,555	2,234	7,400	6,659
Interest credited to policyholder account balances	567	582	1,683	1,750
Capitalization of DAC	(239)	(318)	(722)	(1,036)
Amortization of DAC and VOBA	335	315	1,142	1,042
Interest expense on debt	(1)	(1)	(1)	—
Other expenses	1,156	1,245	3,475	3,788
Total operating expenses	4,373	4,057	12,977	12,203
Provision for income tax expense (benefit)	366	343	1,024	971
Operating earnings	$699	$659	$1,963	$1,866
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts (with the exception of sales data) discussed below are net of income tax.
Changes to our guarantee features since 2012, along with continued management of sales in the current period by focusing on pricing discipline and risk management, drove a $1.2 billion, or 43%, decrease in variable annuity sales. Life sales were also lower, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products. These declines were partially offset by an increase in fixed and indexed annuity sales.
A $40 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows, despite a decline in universal life sales, which resulted in higher net investment income. This favorable impact was partially offset by lower fees as the prior period benefited from the first year fees received on the now discontinued secondary guarantees on our universal life products. In our deferred annuities business, surrenders and withdrawals exceeded sales for the period, resulting in negative cash flows contributing to a reduction in interest credited expenses in the general account and a decrease in average separate account balances and, consequently, asset-based fees. Additionally, costs associated with our variable annuity GMDBs were lower. In our property & casualty business, an increase in average premium per policy in both our auto and homeowners businesses contributed to the increase in operating earnings. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to the prior period.
A $10 million decrease in operating earnings was attributable to changes in market factors, including equity markets and interest rates. Very favorable equity market returns in the prior period drove lower DAC amortization in that period as compared to the current period where equity returns were much less favorable. Also, equity markets drove higher net investment income from other limited partnership interests. Continued strong equity market performance since the last period increased our average separate account balances, which drove higher asset-based fees, partially offset by asset-based commissions, which are also driven, in part, by separate account balances. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities as proceeds from maturing investments were reinvested at lower yields. This negative interest rate impact was partially offset by lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions.

Favorable morbidity experience in our individual disability income business resulted in an $8 million increase in operating earnings. Less favorable mortality experience in our variable and universal life business, partially offset by favorable mortality experience in the traditional life business, resulted in a $15 million decrease in operating earnings. In our property & casualty business, catastrophe-related losses decreased by $6 million compared to the prior period.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates which occurred in both periods resulted in a net operating earnings decrease of $11 million and were primarily related to unfavorable DAC unlockings in the variable annuity business, partially offset by favorable DAC unlockings in our traditional and universal life businesses. A decline in expenses of $29 million contributed to the increase in operating earnings, mainly the result of lower employee-related costs.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
An $89 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows, despite a decline in universal life sales, which resulted in higher net investment income. This favorable impact was partially offset by increases in DAC amortization and interest credited expenses, as well as lower fees as the prior period benefited from the first year fees received on the now discontinued secondary guarantees on our universal life products. In our deferred annuities business, surrenders and withdrawals exceeded sales for the period, resulting in negative cash flows contributing to a decrease in average separate account balances and, consequently, asset-based fees, partially offset by a reduction in interest credited expenses in the general account. Additionally, costs associated with our variable annuity GMDBs were lower. In our property & casualty business, an increase in average premium per policy in both our auto and homeowners businesses contributed to the increase in operating earnings. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to the prior period.
Changes in market factors, including equity markets and interest rates, resulted in a slight net increase in operating earnings. Strong equity market performance increased our average separate account balances, driving an increase in asset-based fee income. This positive equity market performance also drove higher net investment income from private equity investments. These positive impacts were partially offset by higher asset-based commissions, which are, in part, driven by separate account balances, costs associated with our variable annuity GMDBs, and higher DAC amortization. The more favorable equity market returns in the prior period drove lower DAC amortization in that period compared to the current period where equity returns were much less favorable. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This negative interest rate impact was partially offset by lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions, and lower DAC amortization in our life business. Lower returns in our hedge funds also decreased operating earnings and were partially offset by higher income from real estate joint ventures.
Less favorable mortality experience in our variable and universal life business, primarily driven by three large, unreinsured claims, partially offset by favorable experience in the immediate annuities and traditional life businesses, resulted in a $27 million decrease in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $11 million and were primarily related to unfavorable DAC unlockings in the variable annuity business, partially offset by favorable DAC unlockings in our traditional and universal life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in an $8 million decrease in operating earnings, which included a $56 million favorable reserve adjustment in the current period related to disability premium waivers in our life business. Operating earnings increased due to a decline in expenses of $59 million, mainly the result of lower employee-related costs.

Group, Voluntary & Worksite Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$4,010	$3,767	$12,050	$11,438
Universal life and investment-type product policy fees	180	171	538	521
Net investment income	473	459	1,384	1,384
Other revenues	103	103	314	316
Total operating revenues	4,766	4,500	14,286	13,659
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,729	3,527	11,299	10,681
Interest credited to policyholder account balances	38	38	117	116
Capitalization of DAC	(37)	(37)	(107)	(105)
Amortization of DAC and VOBA	38	37	109	104
Interest expense on debt	—	—	—	1
Other expenses	634	595	1,900	1,761
Total operating expenses	4,402	4,160	13,318	12,558
Provision for income tax expense (benefit)	127	114	338	370
Operating earnings	$237	$226	$630	$731
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The macroeconomic environment continues to signal stronger growth and is likely to instill further confidence in the U.S. economy. The improvement in the U.S. economy and overall employment remain slow and steady. In the current period, premiums increased across the segment. Our term life, dental and disability businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from pricing actions on existing business. In addition, premiums in our term life business increased due to the impact of experience adjustments on our participating contracts; however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. The introduction of new products also drove growth in the voluntary benefits business. Although we have discontinued selling our long-term care (“LTC”) product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment.
Favorable claims experience in accidental death and dismemberment, within our group life business, and in our disability business was partially offset by increased utilization of services across most channels of our dental business, resulting in a $7 million increase in operating earnings. Operating earnings from our term life business increased by $17 million as a result of a favorable reserve refinement in the current period; however, this was largely offset by a $15 million decrease due to increased claims severity, primarily in our group universal life business. In our LTC business, increases in new and pending claims resulted in an $11 million decrease in operating earnings; however, this was almost entirely offset by a $10 million favorable reserve refinement in the current period. In our property & casualty business, catastrophe-related losses increased by $5 million as compared to the prior period, mainly due to severe storm activity in the current period.
The impact of changes in market factors, including higher returns on other limited partnership interests, real estate joint ventures and increased prepayment fee income, partially offset by lower yields on our fixed maturity securities, resulted in higher investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yields, along with a slight decrease in crediting rates, improved operating earnings by $5 million.

The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $12 million. Growth in premiums and deposits in the current period, partially offset by a reduction in PABs and allocated equity, resulted in an increase in our average invested assets, increasing operating earnings by $7 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts increased by $8 million. The PPACA fee increased other expenses by $15 million in the current period; however, the impact of the assessment was mostly offset by a related increase in premiums in the dental business. The remaining increase in other operating expenses, including higher marketing and sales support costs in our property & casualty business, was more than offset by the remaining increase in premiums, fees and other revenues.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Our life business experienced less favorable mortality in the current period, mainly due to increased claims incidence and severity in the group universal life business and an increase in claims severity in the term life business, which resulted in a $52 million decrease in operating earnings. Unfavorable claims experience in our disability business, driven by higher approvals and lower net closures, coupled with increased utilization of services across most channels of our dental business, were partially offset by a decline in new and pending claims in our LTC business, resulting in a $56 million decrease in operating earnings. The impact of favorable reserve refinements in the current period resulted in an increase in operating earnings of $50 million. In our property & casualty business, catastrophe-related losses increased $19 million as compared to the prior period, mainly due to severe storm activity in the current period. In addition, severe winter weather in the current period increased non-catastrophe claim costs by $10 million, which was the result of higher frequencies in both our auto and homeowners businesses, as well as higher severities in our homeowners business, partially offset by lower severities in our auto business. These unfavorable results were partially offset by additional favorable development of prior year non-catastrophe losses, which improved operating earnings by $8 million.
The impact of changes in market factors, including lower returns on our fixed maturity securities and mortgage loans, and decreased income on alternative investments and interest rate derivatives, partially offset by higher returns on our real estate joint ventures and private equity investments, resulted in lower investment yields. The decrease in investment yields, slightly offset by lower crediting rates in the current period, reduced operating earnings by $25 million.
The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $32 million. Growth in premiums and deposits in the current period, partially offset by a reduction in PABs and allocated equity, resulted in an increase in our average invested assets, increasing operating earnings by $27 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $19 million. The PPACA fee increased other expenses by $44 million in the current period; however, the impact of the assessment was mostly offset by a related increase in premiums in the dental business. The remaining increase in other operating expenses, including higher marketing and sales support costs in our property & casualty business, was partially offset by the remaining increase in premiums, fees and other revenues.

Corporate Benefit Funding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$451	$450	$1,438	$1,369
Universal life and investment-type product policy fees	60	54	172	187
Net investment income	1,493	1,384	4,346	4,176
Other revenues	71	68	214	208
Total operating revenues	2,075	1,956	6,170	5,940
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,033	1,071	3,194	3,168
Interest credited to policyholder account balances	279	292	844	940
Capitalization of DAC	(11)	(2)	(30)	(25)
Amortization of DAC and VOBA	5	4	15	21
Interest expense on debt	2	3	6	7
Other expenses	139	129	393	384
Total operating expenses	1,447	1,497	4,422	4,495
Provision for income tax expense (benefit)	220	161	611	507
Operating earnings	$408	$298	$1,137	$938
In the first quarter of 2014, the Company entered into a definitive agreement to sell MAL and began reporting such operations as divested business. The sale of MAL was completed in the second quarter of 2014. See “— Executive Summary” for further information.
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has contributed to the underfunding of pension plans, which limits our customers’ ability to engage in full pension plan closeout terminations. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. Lower pension plan closeouts in the current period resulted in a decrease in premiums. However, competitive pricing and a relative increase in participation drove an increase in structured settlement sales in the current period. Income annuity sales were also strong in the current period, rebounding from the discontinuance of one contract in the prior period. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits.
The impact of changes in market factors drove higher investment yields, including higher returns on other limited partnership interests and real estate joint ventures, and higher income on interest rate derivatives. These favorable changes were partially offset by the impact of the sustained low interest rate environment on fixed maturity securities. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense and higher investment returns resulted in an increase in operating earnings of $24 million.
Increases in allocated equity and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income that was slightly offset by the related increase in interest credited expense and resulted in a $50 million increase in operating earnings. In addition, strong investment performance and large case sales for our separate account products drove higher average account balances which resulted in a slight increase in separate account fees.
Favorable mortality in both periods, spread across products, resulted in a $20 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods resulted in an $11 million increase in operating earnings.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The impact of changes in market factors drove higher investment yields, including higher income on interest rate derivatives, improved returns on real estate joint ventures and private equity investments, and increased prepayment fees. These favorable changes were partially offset by the impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans. Many of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense and higher investment returns resulted in an increase in operating earnings of $95 million.
Increases in allocated equity and other liabilities resulted in higher invested assets, which drove an increase in net investment income that was slightly offset by the related increase in interest credited expense and resulted in a $64 million increase in operating earnings. In addition, strong investment performance and large case sales for our separate account products drove higher average account balances which resulted in an increase in separate account fees of $6 million.
Favorable mortality in the current period, primarily in our structured settlements business, resulted in a $14 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods increased operating earnings by $16 million.
Latin America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$794	$692	$2,242	$2,077
Universal life and investment-type product policy fees	328	222	956	682
Net investment income	346	354	1,003	912
Other revenues	7	—	23	9
Total operating revenues	1,475	1,268	4,224	3,680
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	719	637	2,066	1,792
Interest credited to policyholder account balances	97	106	295	313
Capitalization of DAC	(97)	(103)	(279)	(316)
Amortization of DAC and VOBA	101	63	261	220
Amortization of negative VOBA	—	(1)	(1)	(2)
Interest expense on debt	—	—	—	—
Other expenses	417	395	1,231	1,157
Total operating expenses	1,237	1,097	3,573	3,164
Provision for income tax expense (benefit)	86	38	156	115
Operating earnings	$152	$133	$495	$401
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $19 million over the prior period. The impact of changes in foreign currency exchange rates decreased operating earnings by $7 million for the third quarter of 2014 compared to the prior period.
A tax reform bill was enacted in Chile on September 29, 2014 which includes, among other things, a gradual increase in the corporate tax rate. Our Chile businesses, including ProVida, incurred a one-time tax charge of $41 million as a result of this legislation. The fourth quarter 2013 acquisition of ProVida increased operating earnings by $54 million, which excludes the impact of the aforementioned tax reform.

Latin America also experienced organic growth and increased sales of retirement, life and accident & health products in several countries. The increase in premiums for these products was partially offset by related changes in policyholder benefits. Growth in our businesses and the impact of inflation drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. Increases in marketing costs and commissions resulted in higher operating expenses. The items discussed above were the primary drivers of a $12 million increase in operating earnings.
The net impact of changes in market factors resulted in a $12 million decrease in operating earnings. This decrease was primarily driven by the unfavorable impact of inflation, lower investment yields from alternative investments and lower income on derivatives in Chile, partially offset by higher investment yields on fixed income securities in Chile. Higher interest credited expense also decreased operating earnings.
Lower employee- and information technology-related costs across several countries increased operating earnings by $8 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings decrease of $7 million. In addition to our annual updates, refinements to DAC and other adjustments recorded in both periods resulted in an $11 million increase in operating earnings.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $94 million over the prior period. The impact of changes in foreign currency exchange rates decreased operating earnings by $33 million compared to the prior period.
Our Chile businesses, including ProVida, incurred a one-time tax charge of $41 million as a result of the aforementioned tax reform. The fourth quarter 2013 acquisition of ProVida increased operating earnings by $165 million, which excludes the impact of the aforementioned tax reform.
Latin America experienced organic growth and increased sales of life and accident & health products in several countries, as well as in our U.S. sponsored direct business. This was partially offset by decreased pension sales in Mexico and Brazil. The increase in premiums for these products was partially offset by related changes in policyholder benefits. Growth in our businesses and the impact of inflation drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. Increases in marketing costs and commissions resulted in higher operating expenses. Business growth also drove an increase in DAC amortization. The items discussed above were the primary drivers of a $61 million increase in operating earnings.
The net impact of changes in market factors resulted in an $11 million decrease in operating earnings. This decrease was primarily driven by the unfavorable impact of inflation, higher interest credited expense and lower yields from alternative investments in Chile, partially offset by higher investment yields on fixed income securities in Chile, Argentina and Brazil.
Higher expenses, primarily generated by employee- and information technology-related costs across several countries, decreased operating earnings by $24 million. In addition, unfavorable claims experience in Mexico, Chile, Brazil, Argentina and Uruguay resulted in a $28 million decrease in operating earnings. These decreases were partially offset by increased operating earnings of $17 million primarily related to a tax benefit in Argentina due to the devaluation of the peso.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings decrease of $7 million.

Asia

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$1,939	$1,922	$5,742	$5,900
Universal life and investment-type product policy fees	487	438	1,276	1,324
Net investment income	730	696	2,140	2,151
Other revenues	27	22	78	63
Total operating revenues	3,183	3,078	9,236	9,438
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,535	1,506	4,357	4,354
Interest credited to policyholder account balances	394	407	1,175	1,286
Capitalization of DAC	(507)	(515)	(1,458)	(1,583)
Amortization of DAC and VOBA	367	393	1,067	1,186
Amortization of negative VOBA	(89)	(99)	(275)	(325)
Other expenses	1,026	1,040	2,992	3,188
Total operating expenses	2,726	2,732	7,858	8,106
Provision for income tax expense (benefit)	151	89	425	412
Operating earnings	$306	$257	$953	$920
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $49 million over the prior period. The impact of changes in foreign currency exchange rates increased operating earnings by $1 million for the third quarter of 2014 compared to the prior period.

Asia sales grew compared to the prior period mainly driven by strong group sales in Australia, continued accident & health sales growth in China and strong agency sales in Korea. This was partially offset by lower sales of life and accident & health products in Japan consistent with our focus on disciplined pricing and risk management. Asia’s premiums, fees and other revenues increased from the prior period primarily driven by growth in our group business in Australia and higher surrender fee income in Japan. Positive net flows in Japan and Korea, combined with growth in our life businesses in India and Bangladesh, resulted in higher average invested assets and generated an increase in net investment income. Changes in premiums for these businesses were offset by related changes in policyholder benefits and DAC amortization. The combined impact of the items discussed above improved operating earnings by $38 million.

Investment yields were positively impacted by increased sales of foreign currency-denominated fixed annuities resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan and increased prepayment fee income. These increases in yields were partially offset by the adverse impact of the low interest rate environment on mortgage loans and an increase in lower yielding Japanese government securities combined with lower returns on our real estate investments. Increases in investment yields, combined with the impact of foreign currency hedges, resulted in a $7 million increase in operating earnings.
The prior period results included a strengthening of group and permanent disability claim reserves of $57 million, net of reinsurance, in Australia and a favorable liability refinement of $13 million in China. In addition, refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in an $8 million decrease in operating earnings.
Current period results include $6 million of unfavorable claims experience primarily in our life business and due to regulatory changes in Korea.
Prior period results include a $17 million tax benefit in Japan related to the estimated reversal of temporary differences.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.

Operating earnings increased by $33 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $34 million for the first nine months of 2014 compared to the prior period and resulted in significant variances in the financial statement line items.
Asia’s premiums, fees and other revenues increased over the prior period primarily driven by broad based in-force growth across the region, including in our ordinary life business in Japan and our group insurance business in Australia. This was partially offset by lower surrender fee income in Japan. Positive net flows in Korea and Japan, combined with growth in our life business in India and Bangladesh, resulted in higher average invested assets and generated an increase in net investment income. Changes in premiums for these businesses were offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $53 million.
Investment returns were negatively impacted by the adverse impact of the low interest rate environment on mortgage loans and an increase in lower yielding Japanese government securities, combined with lower returns on our other limited partnership interests and decreased prepayment fee income. These declines in yields were partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. Declines in yields, combined with the impact of foreign currency hedges, resulted in an $8 million decrease in operating earnings.
The prior period results include a strengthening of group and permanent disability claim reserves of $57 million, net of reinsurance, in Australia. In addition, refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $7 million decrease in operating earnings.
Current period results include $21 million of unfavorable claims experience, primarily in our accident & health business in Japan and our life business in Korea, as well as due to regulatory changes in Korea. Current period results include a $9 million tax benefit related to U.S. taxation of dividends from Japan and a $4 million tax benefit resulting from a tax rate change in Japan. Prior period results include a $17 million tax benefit in Japan related to the estimated reversal of temporary differences and a one-time tax benefit of $6 million related to the disposal of our interest in a Korean asset management company at the beginning of 2013.

EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$581	$586	$1,762	$1,711
Universal life and investment-type product policy fees	127	100	353	287
Net investment income	131	124	388	372
Other revenues	22	21	49	82
Total operating revenues	861	831	2,552	2,452
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	252	243	784	736
Interest credited to policyholder account balances	43	37	112	109
Capitalization of DAC	(165)	(173)	(511)	(542)
Amortization of DAC and VOBA	152	166	476	526
Amortization of negative VOBA	(7)	(13)	(22)	(41)
Interest expense on debt	—	—	—	—
Other expenses	454	443	1,356	1,351
Total operating expenses	729	703	2,195	2,139
Provision for income tax expense (benefit)	36	43	80	73
Operating earnings	$96	$85	$277	$240
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $11 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $5 million for the third quarter of 2014 compared to the prior period.
In the current period, we converted to calendar year reporting for certain of our subsidiaries, which increased operating earnings by $5 million. In addition, the current period includes a $4 million increase in operating earnings due to a one-time benefit related to the pension reform in Poland. A $5 million increase in operating earnings was the result of a prior period tax charge in Slovakia.
An increase in sales over the prior period, primarily in the Middle East and Central and Eastern Europe, was partially offset by the impact of regulatory changes in the United Kingdom (“U.K.”). Net investment income also increased driven by an increase in average invested assets from business growth in Egypt and the Persian Gulf, as well as a slight increase in yields from the lengthening of the Ireland and Greece shorter-term portfolios into higher yielding longer duration fixed maturity securities. The amortization, or release, of negative VOBA associated with the conversion of certain policies generally results in an increase in operating earnings. In the current period, the number of policies converted declined and so, relative to the prior period, this reduced operating earnings. The combined impact of the items discussed above decreased operating earnings by $4 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings increase of $6 million.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $37 million over the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $7 million for the first nine months of 2014 compared to the prior period.

The Company received tax benefits of $17 million and $47 million in the current and prior periods, respectively, as a result of its decision to permanently reinvest certain foreign earnings. Prior period operating earnings were negatively impacted as a result of a $30 million tax charge related to the write-off of a U.K. tax loss carryforward and by a $26 million write-down of DAC and VOBA related to pension reform in Poland. This was partially offset by the prior period impact of a change in the local corporate tax rate in Greece, which increased operating earnings by $4 million in the first quarter of 2013. Operating earnings in the prior period were also higher due to liability refinements totaling $4 million in our ordinary and deferred annuity businesses in Greece. In addition, in the current period, we converted to calendar year reporting for certain of our subsidiaries, which resulted in a $10 million increase to operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings increase of $6 million.
An increase in sales over the prior period, primarily in the Middle East and Central Europe, was partially offset by the impact of regulatory changes in the U.K. and pension reform in Poland. An increase in average invested assets from business growth in Egypt, the Persian Gulf and Russia was offset by the unfavorable impact of the sustained low interest rate environment on our fixed maturity securities. The amortization, or release, of negative VOBA associated with the conversion of certain policies generally results in an increase in operating earnings. In the current period, the number of policies converted declined and so, relative to the prior period, this reduced operating earnings. Operating earnings in the current period benefited as a result of a review of certain tax liabilities. The combined impact of the items discussed above increased operating earnings by $10 million.
Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$41	$30	$116	$84
Universal life and investment-type product policy fees	29	34	96	105
Net investment income	37	53	152	266
Other revenues	13	5	39	22
Total operating revenues	120	122	403	477
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	31	25	91	52
Interest credited to policyholder account balances	8	10	26	33
Capitalization of DAC	(15)	(5)	(41)	(14)
Amortization for DAC and VOBA	1	1	4	1
Interest expense on debt	291	286	880	855
Other expenses	177	179	586	489
Total operating expenses	493	496	1,546	1,416
Provision for income tax expense (benefit)	(330)	(241)	(756)	(641)
Operating earnings	(43)	(133)	(387)	(298)
Less: Preferred stock dividends	30	30	91	91
Operating earnings available to common shareholders	$(73)	$(163)	$(478)	$(389)

The table below presents operating earnings available to common shareholders by source on an after-tax basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Various business activities	$11	$7	$34	$40
Other net investment income	24	35	99	174
Interest expense on debt	(189)	(186)	(572)	(556)
Preferred stock dividends	(30)	(30)	(91)	(91)
Acquisition costs	—	(5)	(5)	(17)
Corporate initiatives and projects	(38)	(24)	(106)	(68)
Incremental tax benefit	199	110	356	312
Other	(50)	(70)	(193)	(183)
Operating earnings available to common shareholders	$(73)	$(163)	$(478)	$(389)
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings available to common shareholders and operating earnings each increased by $90 million, primarily due to higher incremental tax benefits.
Operating earnings from various business activities increased by $4 million primarily as a result of higher returns from the assumed reinsurance from our former operating joint venture in Japan.
Other net investment income decreased by $11 million. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, lower mark-to-market income on trading securities and the adverse impact of the sustained low interest rate environment on yields from our fixed maturity securities. These decreases were partially offset by improved returns on other limited partnership interests and higher mark-to-market income on residential mortgage loans carried at fair value.
Expenses related to corporate initiatives and projects increased by $14 million, primarily due to higher relocation costs, severance and consulting expenses.
Other expenses in the current period decreased by $20 million, primarily driven by lower employee-related costs and lower interest on uncertain tax positions totaling $13 million.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The third quarter of 2014 includes a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return, as well as additional tax benefits of $27 million related to the separate account dividends received deduction and $12 million relating to the timing of certain tax credits. In addition, we had higher utilization of tax preferenced investments and other benefits which increased our operating earnings by $12 million over the prior period.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings available to common shareholders and operating earnings each decreased by $89 million, primarily due to lower net investment income, higher interest on debt and higher expenses related to corporate initiatives and projects, partially offset by higher incremental tax benefits.
Operating earnings from various business activities decreased by $6 million. Lower operating earnings from the assumed reinsurance from our former operating joint venture in Japan, primarily due to lower returns in the current period, were partially offset by higher operating earnings from start-up operations.

Other net investment income decreased by $75 million. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, the adverse impact of the sustained low interest rate environment on yields from our fixed maturity securities and lower returns on real estate investments. These decreases were partially offset by improved returns on other limited partnership interests and higher mark-to-market income on residential mortgage loans carried at fair value.
Interest expense on debt increased by $16 million, mainly due to the issuance of $1.0 billion of senior notes in April 2014 and the recognition of issuance costs related to the early redemption of senior notes in May 2014.
Acquisition costs decreased by $12 million due to lower internal resource costs for associates committed to certain acquisition activities.
Expenses related to corporate initiatives and projects increased by $38 million, primarily due to higher relocation costs, severance and consulting expenses. These expenses include an $8 million decrease in restructuring charges, the majority of which related to severance.
Our results for the current period include charges totaling $57 million related to the aforementioned settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. This was partially offset by an $18 million increase in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities. In addition, declines in interest on uncertain tax positions and employee-related costs, totaling $21 million, improved operating earnings.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The tax benefit in 2014 includes a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return, additional tax benefits relating to the separate account dividends received deduction, an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter that was not deductible for income tax purposes and a $16 million tax charge related to the timing of certain tax credits. In addition, we had higher utilization of tax preferenced investments and other benefits which increased our operating earnings by $18 million over the prior period.

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, have contributed to global market volatility. As a global insurance company, we are also affected by the monetary policy of central banks around the world. Financial markets have also been affected by concerns over the direction of U.S. fiscal policy. See “— Industry Trends — Financial and Economic Environment.” The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and, more recently, through its asset purchase programs. The ECB has also recently adopted an array of stimulus measures, including a negative rate on bank deposits. In October 2014, the ECB commenced a program to purchase covered bank bonds and expects to begin purchases of asset-backed securities in November 2014. These actions are intended to lessen the risk of a prolonged period of deflation and support economic recovery in the Euro zone. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information on actions taken by the Federal Reserve Board and central banks around the world to support the economic recovery. See “— Industry Trends — Financial and Economic Environment” for information on actions taken by Japan’s central government and the Bank of Japan to boost inflation expectations and achieve sustainable economic growth in Japan. The Federal Reserve and other central banks around the world may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments
Excluding Europe’s perimeter region and Cyprus which is discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. Sovereign debt issued by countries outside of Europe’s perimeter region and Cyprus comprised $9.0 billion, or 99% of our European Region sovereign fixed maturity securities, at estimated fair value, at September 30, 2014. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $23.6 billion, or 73% of European Region total corporate securities, at estimated fair value, at September 30, 2014. Of these European Region sovereign fixed maturity and corporate securities, 92% were investment grade and, for the 8% that were below investment grade, the majority was comprised of non-financial services corporate securities at September 30, 2014. European Region financial services corporate securities, at estimated fair value, were $8.6 billion, including $6.2 billion within the banking sector, with 95% invested in investment grade corporate securities, at September 30, 2014.
Selected Country Investments
Concerns about the economic conditions, capital markets and the solvency of certain EU member states, including Europe’s perimeter region and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility, and has affected the performance of various asset classes in recent years. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. This, combined with greater ECB support and gradually improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of certain countries in Europe’s perimeter region and Cyprus and the risk of possible withdrawal of one or more countries from the Euro zone.

As presented in the table below, our exposure to the sovereign debt of Europe’s perimeter region and Cyprus is not significant. Accordingly, we do not expect such investments to have a material adverse effect on our results of operations or financial condition. We manage direct and indirect investment exposure in these countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure in these countries. The following table presents a summary of investments by invested asset class across Europe’s perimeter region, by country, and Cyprus. The Company has written credit default swaps where the underlying is an index comprised of companies across various sectors in the European Region. At September 30, 2014, the written credit default swaps exposure to Europe’s perimeter region and Cyprus was $68 million in notional amount and less than $1 million in estimated fair value. The information below is presented at carrying value and on a country of risk basis (i.e. the country where the issuer primarily conducts business).

	Summary of Selected European Country Investment Exposure at September 30, 2014
	Fixed Maturity Securities (1)
	Sovereign	Financial Services	Non-Financial Services	Total	All Other General Account Investment Exposure (2)	Total Exposure (3)%
	(In millions)
Europe’s perimeter region:
Portugal	$—	$—	$—	$—	$6	$6	—%
Italy	35	148	578	761	75	836	31
Ireland	—	12	50	62	838	900	33
Greece	—	—	—	—	152	152	6
Spain	25	101	531	657	72	729	27
Total Europe’s perimeter region	60	261	1,159	1,480	1,143	2,623	97
Cyprus	44	—	11	55	20	75	3
Total	$104	$261	$1,170	$1,535	$1,163	$2,698	100%
As percent of total cash and invested assets	0.0%	0.1%	0.2%	0.3%	0.2%	0.5%
Investment grade %	58%	91%	81%	81%
Non-investment grade %	42%	9%	19%	19%
__________________

(1)	The par value and amortized cost of the fixed maturity securities were $1.3 billion and $1.4 billion, respectively, at September 30, 2014.

(2)
Comprised of equity securities, mortgage loans, real estate and real estate joint ventures, other limited partnership interests, cash, cash equivalents and short-term investments, and other invested assets at carrying value. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for an explanation of the carrying value for these invested asset classes. Excludes FVO contractholder-directed unit-linked investments of $907 million. See “— FVO and Trading Securities.”

(3)	We had $1 million of commitments to fund partnership investments in Greece at September 30, 2014.
Recently there have been concerns about the political and economic stability of Ukraine, Russia and Argentina. We maintain general account investments in Ukraine, Russia and Argentina to support our insurance operations and related policyholder liabilities in these countries. As of September 30, 2014, cash, cash equivalents, short-term investments and available-for-sale (“AFS”) securities invested in Ukraine, Russia and Argentina, at estimated fair value, were $97 million, $680 million and $727 million, respectively, which were comprised primarily of local sovereign debt and corporate debt securities. We manage direct and indirect investment exposure in these countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure in these countries. We do not expect exposure to the general account investments in these countries to have a material adverse effect on our results of operations or financial condition.

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

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2014		2013		2014		2013
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
		(In millions)		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2)(3)	4.73%	$3,704	4.92%	$3,792	4.80%	$11,185	4.82%	$11,312
Mortgage loans (3)	5.44%	774	5.34%	725	5.19%	2,191	5.42%	2,179
Real estate and real estate joint ventures	3.69%	94	3.09%	77	3.88%	297	3.25%	243
Policy loans	5.37%	158	5.38%	158	5.36%	473	5.26%	465
Equity securities	3.95%	31	3.87%	28	4.18%	98	4.14%	88
Other limited partnerships	14.77%	299	7.95%	144	14.14%	834	12.50%	665
Cash and short-term investments	1.06%	40	0.97%	39	1.09%	124	0.98%	126
Other invested assets		233		217		653		618
Total before investment fees and expenses	5.03%	5,333	4.98%	5,180	5.02%	15,855	4.97%	15,696
Investment fees and expenses	(0.13)	(137)	(0.13)	(137)	(0.13)	(412)	(0.13)	(411)
Net investment income including divested businesses (4), (5)	4.90%	5,196	4.85%	5,043	4.89%	15,443	4.84%	15,285
Less: net investment income from divested businesses (4), (5)		3		45		70		148
Net investment income (6)		$5,193		$4,998		$15,373		$15,137
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

(2)
Investment income (loss) includes amounts for FVO and trading securities of $14 million and $95 million for the three months and nine months ended September 30, 2014, respectively, and $14 million and $24 million for the three months and nine months ended September 30, 2013, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Yield calculations include the net investment income and ending carrying values of the divested businesses. The net investment income adjustment for divested businesses for the three months and nine months ended September 30, 2014 was $3 million and $70 million, respectively, and $45 million and $148 million for the three months and nine months ended September 30, 2013, respectively. The net investment income adjustment includes scheduled periodic settlement payments on derivatives not qualifying for hedge accounting adjustment that are excluded in the scheduled periodic settlement payments on derivatives not qualifying for hedge accounting line in the GAAP net investment income reconciliation presented below. The scheduled periodic settlement payments excluded were $0 and $1 million for the three months and nine months ended September 30, 2014, respectively, and $1 million and $8 million for the three months and nine months ended September 30, 2013, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net investment income — in the above yield table	$5,193	$4,998	$15,373	$15,137
Real estate discontinued operations	—	(3)	(1)	(7)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(169)	(175)	(513)	(473)
Equity method operating joint ventures	1	—	2	(1)
Contractholder-directed unit-linked investments	379	132	739	1,485
Divested businesses	3	45	70	148
Incremental net investment income from CSEs	3	29	34	96
Net investment income — GAAP consolidated statements of operations	$5,410	$5,026	$15,704	$16,385
See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013” and “— Results of Operations — Consolidated Results — Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013” for an analysis of the period over period changes in net investment income.
Fixed Maturity and Equity Securities Available-for-Sale
Fixed maturity securities AFS, which consisted principally of publicly-traded and privately-placed fixed maturity securities and redeemable preferred stock, were $368.1 billion and $350.2 billion, at estimated fair value, at September 30, 2014 and December 31, 2013, respectively, or 71% of total cash and invested assets at both September 30, 2014 and December 31, 2013. Publicly-traded fixed maturity securities represented $317.7 billion and $302.3 billion, at estimated fair value, at September 30, 2014 and December 31, 2013, respectively, or 86% of total fixed maturity securities at both September 30, 2014 and December 31, 2013. Privately placed fixed maturity securities represented $50.4 billion and $47.9 billion, at estimated fair value, at September 30, 2014 and December 31, 2013, respectively, or 14% of total fixed maturity securities at both September 30, 2014 and December 31, 2013.
Equity securities AFS, which consisted principally of publicly-traded and privately-held common and non-redeemable preferred stock, including certain perpetual hybrid securities and mutual fund interests, were $3.7 billion and $3.4 billion, at estimated fair value, at September 30, 2014 and December 31, 2013, respectively, or 0.7% of total cash and invested assets at both September 30, 2014 and December 31, 2013. Publicly-traded equity securities represented $2.6 billion and $2.4 billion, at estimated fair value, or 70% and 71% of total equity securities, at September 30, 2014 and December 31, 2013, respectively. Privately-held equity securities represented $1.1 billion and $1.0 billion, at estimated fair value, or 30% and 29% of total equity securities, at September 30, 2014 and December 31, 2013, respectively.

Included within fixed maturity and equity securities were $1.0 billion and $1.1 billion of perpetual securities, at estimated fair value, at September 30, 2014 and December 31, 2013, respectively. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Included within fixed maturity securities were $1.2 billion and $1.5 billion of redeemable preferred stock with a stated maturity, at estimated fair value, at September 30, 2014 and December 31, 2013, respectively. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.
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

	September 30, 2014
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1
Quoted prices in active markets for identical assets	$35,663	9.7%	$1,606	43.5%
Level 2
Independent pricing source	272,862	74.1	764	20.7
Internal matrix pricing or discounted cash flow techniques	36,771	10.0	971	26.3
Significant other observable inputs	309,633	84.1	1,735	47.0
Level 3
Independent pricing source	5,847	1.6	231	6.3
Internal matrix pricing or discounted cash flow techniques	13,792	3.7	101	2.7
Independent broker quotations	3,135	0.9	16	0.5
Significant unobservable inputs	22,774	6.2	348	9.5
Total estimated fair value	$368,070	100.0%	$3,689	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2014 are as follows:

•
The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in four sectors: U.S. and foreign corporate securities, residential mortgage-backed securities (“RMBS”), and asset-backed securities (“ABS”).

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: alternative residential mortgage loan (“Alt-A”) and sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities); less liquid collateralized debt obligation ABS and foreign government securities.

•
During the three months ended September 30, 2014, Level 3 fixed maturity securities decreased by $1.6 billion, or 6%. The decrease was driven by net transfers out of Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss) (“OCI”), partially offset by purchases in excess of sales. The net transfers out of Level 3 were concentrated in ABS, U.S. and foreign corporate securities, foreign government securities and RMBS and the decrease in estimated fair value recognized in OCI was concentrated in foreign corporate securities. The purchases in excess of sales were concentrated in ABS, U.S. and foreign corporate securities and RMBS.

•
During the nine months ended September 30, 2014, Level 3 fixed maturity securities decreased by $1.5 billion, or 6%. The decrease was driven by net transfers out of Level 3, partially offset by purchases in excess of sales and an increase in estimated fair value recognized in OCI. The net transfers out of Level 3 were concentrated in ABS, U.S. and foreign corporate securities and foreign government securities. The purchases in excess of sales were concentrated in ABS, U.S. and foreign corporate securities and RMBS and the increase in estimated fair value recognized in OCI were concentrated in U.S. and foreign corporate securities.

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
The NAIC has adopted revised methodologies for certain structured securities comprised of non-agency RMBS, commercial mortgage-backed securities (“CMBS”) and ABS. The NAIC’s objective with the revised methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities. We apply the revised NAIC methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC methodologies on an annual basis. If MetLife, Inc.’s insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.

The following table presents total fixed maturity securities by Nationally Recognized Statistical Ratings Organizations (“NRSRO”) rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		September 30, 2014				December 31, 2013
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(In millions)				(In millions)
1	Aaa/Aa/A	$237,340	$19,780	$257,120	69.9%	$230,429	$11,640	$242,069	69.1%
2	Baa	79,045	6,640	85,685	23.3	79,732	4,382	84,114	24.0
	Subtotal investment grade	316,385	26,420	342,805	93.2	310,161	16,022	326,183	93.1
3	Ba	14,790	255	15,045	4.1	13,239	358	13,597	3.9
4	B	8,553	36	8,589	2.3	9,216	162	9,378	2.7
5	Caa and lower	1,426	109	1,535	0.4	932	23	955	0.3
6	In or near default	44	52	96	—	51	23	74	—
	Subtotal below investment grade	24,813	452	25,265	6.8	23,438	566	24,004	6.9
	Total fixed maturity securities	$341,198	$26,872	$368,070	100.0%	$333,599	$16,588	$350,187	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
September 30, 2014
U.S. corporate	$46,480	$45,602	$9,879	$5,495	$502	$16	$107,974
Foreign corporate	25,792	31,187	3,270	1,522	105	1	61,877
Foreign government	48,299	6,011	671	865	490	60	56,396
U.S. Treasury and agency	56,862	—	—	—	—	—	56,862
RMBS	36,948	1,594	953	691	418	15	40,619
CMBS	14,474	58	99	14	4	—	14,649
ABS	13,950	738	143	2	16	4	14,853
State and political subdivision	14,315	495	30	—	—	—	14,840
Total fixed maturity securities	$257,120	$85,685	$15,045	$8,589	$1,535	$96	$368,070
Percentage of total	69.9%	23.3%	4.1%	2.3%	0.4%	—%	100.0%

December 31, 2013
U.S. corporate	$46,038	$45,639	$9,349	$4,998	$415	$30	$106,469
Foreign corporate	27,957	30,477	2,762	1,910	45	1	63,152
Foreign government	47,767	4,481	648	1,363	178	—	54,437
U.S. Treasury and agency	45,123	—	—	—	—	—	45,123
RMBS	31,385	1,657	753	974	248	38	35,055
CMBS	16,393	47	45	14	51	—	16,550
ABS	14,184	1,215	30	119	18	5	15,571
State and political subdivision	13,222	598	10	—	—	—	13,830
Total fixed maturity securities	$242,069	$84,114	$13,597	$9,378	$955	$74	$350,187
Percentage of total	69.1%	24.0%	3.9%	2.7%	0.3%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both September 30, 2014 and December 31, 2013. The tables below present our U.S. and foreign corporate securities holdings at:

	September 30, 2014		December 31, 2013
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$61,877	36.4%	$63,152	37.2%
U.S. corporate fixed maturity securities — by industry:
Consumer	28,068	16.5	27,953	16.5
Industrial	28,056	16.5	27,462	16.2
Finance	20,062	11.8	20,135	11.9
Utility	19,702	11.6	19,066	11.2
Communications	8,041	4.8	8,074	4.8
Other	4,045	2.4	3,779	2.2
Total	$169,851	100.0%	$169,621	100.0%
__________________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
We held $70.1 billion and $67.2 billion of structured securities, at estimated fair value, at September 30, 2014 and December 31, 2013, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	September 30, 2014			December 31, 2013
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$19,977	49.2%	$1,107	$19,046	54.3%	$705
Pass-through securities	20,642	50.8	501	16,009	45.7	183
Total RMBS	$40,619	100.0%	$1,608	$35,055	100.0%	$888
By risk profile:
Agency	$28,068	69.1%	$1,229	$23,686	67.6%	$762
Prime	2,796	6.9	77	2,935	8.4	71
Alt-A	5,480	13.5	130	4,986	14.2	(25)
Sub-prime	4,275	10.5	172	3,448	9.8	80
Total RMBS	$40,619	100.0%	$1,608	$35,055	100.0%	$888
Ratings profile:
Rated Aaa/AAA	$28,825	71.0%		$24,764	70.6%
Designated NAIC 1	$36,948	91.0%		$31,385	89.5%
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Structured Securities” included in the 2013 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, Alt-A and sub-prime RMBS.

The Company’s Alt-A RMBS portfolio has performed within our expectations and is comprised primarily of fixed rate mortgage loans (95% and 94% at September 30, 2014 and December 31, 2013, respectively) and has an insignificant amount of option adjustable rate mortgage loans ($235 million and $34 million, at estimated fair value, or 4% and less than 1%, at September 30, 2014 and December 31, 2013, respectively). These option adjustable rate mortgage loans backing these securities are past the initial period that allowed negative amortization of principal and are now traditional amortizing adjustable rate mortgage loans.
Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The sub-prime RMBS purchases since 2012 of $3.4 billion and $2.5 billion, at estimated fair value, are performing within our expectations and were in an unrealized gain position of $144 million and $96 million at September 30, 2014 and December 31, 2013, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	September 30, 2014
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2004	$540	$550	$101	$104	$72	$75	$41	$41	$17	$17	$771	$787
2005	2,827	2,884	419	436	273	284	111	117	12	16	3,642	3,737
2006	2,036	2,121	121	126	95	98	44	51	22	22	2,318	2,418
2007	717	742	64	68	195	207	71	76	121	118	1,168	1,211
2008 - 2011	570	604	24	24	89	90	—	—	4	4	687	722
2012	447	504	228	232	921	928	—	—	4	4	1,600	1,668
2013	740	759	409	425	1,512	1,533	12	12	—	—	2,673	2,729
2014	288	289	475	478	589	597	13	13	—	—	1,365	1,377
Total	$8,165	$8,453	$1,841	$1,893	$3,746	$3,812	$292	$310	$180	$181	$14,224	$14,649
Ratings Distribution		57.7%		12.9%		26.0%		2.1%		1.3%		100.0%

	December 31, 2013
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2004	$2,483	$2,522	$227	$236	$118	$124	$92	$95	$22	$21	$2,942	$2,998
2005	3,294	3,442	363	387	372	393	102	110	29	36	4,160	4,368
2006	2,355	2,466	246	260	145	156	16	21	36	37	2,798	2,940
2007	782	814	65	70	208	220	184	187	75	69	1,314	1,360
2008 - 2011	587	613	25	24	142	139	1	1	13	13	768	790
2012	439	477	271	264	937	892	—	—	17	51	1,664	1,684
2013	719	715	396	384	1,354	1,311	—	—	—	—	2,469	2,410
Total	$10,659	$11,049	$1,593	$1,625	$3,276	$3,235	$395	$414	$192	$227	$16,115	$16,550
Ratings Distribution		66.8%		9.8%		19.5%		2.5%		1.4%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs including Moody’s Investors Service, Standard & Poor’s Ratings Services, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 98.8% and 99.1% of total CMBS at September 30, 2014 and December 31, 2013, respectively.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	September 30, 2014			December 31, 2013
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Foreign residential loans	$2,516	16.9%	$79	$3,415	21.9%	$80
Collateralized loan obligations	5,031	33.9	(13)	2,960	19.0	(6)
Automobile loans	1,755	11.8	12	2,635	16.9	12
Student loans	2,042	13.8	51	2,332	15.0	17
Credit card loans	1,489	10.0	51	2,187	14.1	20
Equipment loans	289	1.9	4	427	2.7	6
Other loans	1,731	11.7	13	1,615	10.4	(16)
Total	$14,853	100.0%	$197	$15,571	100.0%	$113
Ratings profile:
Rated Aaa/AAA	$8,726	58.7%		$9,616	61.8%
Designated NAIC 1	$13,950	93.9%		$14,184	91.1%
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $32 million and $91 million for the three months and nine months ended September 30, 2014, respectively, and $34 million and $155 million for the three months and nine months ended September 30, 2013, respectively. Impairments of fixed maturity securities were $31 million and $56 million for the three months and nine months ended September 30, 2014, respectively, and $34 million and $133 million for the three months and nine months ended September 30, 2013, respectively. Impairments of equity securities were $1 million and $35 million for the three months and nine months ended September 30, 2014, respectively, and less than $1 million and $22 million for the three months and nine months ended September 30, 2013, respectively.
Credit-related impairments of fixed maturity securities were $31 million and $56 million for the three months and nine months ended September 30, 2014, respectively, and $33 million and $114 million for the three months and nine months ended September 30, 2013, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $32 million for the three months ended September 30, 2014 as compared to $34 million in the prior period. The most significant decreases were in RMBS and U.S. and foreign corporate securities, which comprised $18 million for the three months ended September 30, 2014, as compared to $34 million for the three months ended September 30, 2013. A decrease of $9 million in OTTI losses on RMBS and $7 million on U.S. and foreign corporate securities reflect improving economic fundamentals. The $7 million decrease on U.S. and foreign corporate securities was concentrated in the consumer and transportation services industries. These decreases were partially offset by an increase in OTTI losses of $13 million on CMBS.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $91 million for the nine months ended September 30, 2014 as compared to $155 million in the prior period. The most significant decreases were in U.S. and foreign corporate securities and RMBS, which comprised $36 million for the nine months ended September 30, 2014, as compared to $133 million for the nine months ended September 30, 2013. A decrease of $50 million in OTTI losses on U.S. and foreign corporate securities and a $47 million decrease on RMBS reflect improving economic fundamentals. The $50 million decrease on U.S. and foreign corporate securities was concentrated in the utility and financial services industries.
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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $17.2 and $17.4 billion at estimated fair value, or 3.3% and 3.5% of total cash and invested assets, at September 30, 2014 and December 31, 2013, respectively. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program.
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial real estate, agricultural real estate and residential properties. Mortgage loans held-for-investment and related valuation allowances are summarized as follows at:

	September 30, 2014				December 31, 2013
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$40,540	70.2%	$227	0.6%	$40,926	73.0%	$258	0.6%
Agricultural	11,929	20.7	38	0.3%	12,391	22.1	44	0.4%
Residential	5,265	9.1	42	0.8%	2,772	4.9	20	0.7%
Total	$57,734	100.0%	$307	0.5%	$56,089	100.0%	$322	0.6%

Excluded from the table above are mortgage loans for which the FVO has been elected and mortgage loans held-for-sale. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about these mortgage loans.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 86% are collateralized by properties located in the U.S., with the remaining 14% collateralized by properties located outside the U.S., calculated as a percent of the total commercial and agricultural mortgage loans held-for-investment at September 30, 2014. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 12% and 8%, respectively, of total commercial and agricultural mortgage loans held-for-investment at September 30, 2014. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 70% of total mortgage loans held-for-investment at both September 30, 2014 and December 31, 2013. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment:

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region
Pacific	$8,815	21.7%	$8,961	21.9%
Middle Atlantic	7,582	18.7	7,367	18.0
South Atlantic	6,705	16.5	6,977	17.1
International	6,636	16.4	6,709	16.4
West South Central	3,763	9.3	3,619	8.8
East North Central	2,589	6.4	2,717	6.6
New England	1,197	3.0	1,404	3.4
Mountain	933	2.3	834	2.0
East South Central	384	0.9	471	1.2
West North Central	142	0.4	148	0.4
Multi-Region and Other	1,794	4.4	1,719	4.2
Total recorded investment	40,540	100.0%	40,926	100.0%
Less: valuation allowances	227		258
Carrying value, net of valuation allowances	$40,313		$40,668
Property Type:
Office	$21,160	52.2%	$20,629	50.4%
Retail	9,263	22.8	9,245	22.6
Hotel	4,317	10.6	4,219	10.3
Apartment	3,392	8.4	3,724	9.1
Industrial	2,178	5.4	2,897	7.1
Other	230	0.6	212	0.5
Total recorded investment	40,540	100.0%	40,926	100.0%
Less: valuation allowances	227		258
Carrying value, net of valuation allowances	$40,313		$40,668
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 53% and 55% at September 30, 2014 and December 31, 2013, respectively, and our average debt service coverage ratio was 2.5x and 2.4x at September 30, 2014 and December 31, 2013, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. The loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolios. For our agricultural mortgage loans, our average loan-to-value ratio was 44% and 45% at September 30, 2014 and December 31, 2013, respectively. The values utilized in calculating the loan-to-value ratio are developed in connection with the ongoing review of the agricultural mortgage loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowances” included in the 2013 Annual Report for further information on our mortgage loan valuation allowance policy.
See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about activity in and balances of the valuation allowance and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the three months and nine months ended September 30, 2014 and 2013.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 83% were located in the United States, with the remaining 17% located outside the United States at September 30, 2014. The three locations with the largest real estate investments were California, Japan and Florida at 16%, 14% and 10%, respectively, at September 30, 2014.
Real estate investments by type consisted of the following at:

	September 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$9,100	87.6%	$9,312	86.9%
Real estate joint ventures and funds	691	6.6	769	7.2
Subtotal	9,791	94.2	10,081	94.1
Foreclosed (commercial, agricultural and residential)	429	4.1	445	4.2
Real estate held-for-investment	10,220	98.3	10,526	98.3
Real estate held-for-sale	173	1.7	186	1.7
Total real estate and real estate joint ventures	$10,393	100.0%	$10,712	100.0%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2013 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $12.8 billion and $12.5 billion at September 30, 2014 and December 31, 2013, respectively.
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

Other Limited Partnership Interests
The carrying value of other limited partnership interests was $8.2 billion and $7.4 billion at September 30, 2014 and December 31, 2013, respectively, which included $2.4 billion and $1.9 billion of hedge funds, at September 30, 2014 and December 31, 2013, respectively.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	September 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$10,171	56.8%	$8,595	53.0%
Tax credit and renewable energy partnerships	2,702	15.1	2,657	16.3
Leveraged leases, net of non-recourse debt	1,816	10.1	1,946	12.0
Funds withheld	694	3.9	649	4.0
Joint venture investments	415	2.3	113	0.7
Other	2,107	11.8	2,269	14.0
Total	$17,905	100.0%	$16,229	100.0%
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $12.2 billion and $14.0 billion, or 2.4% and 2.8% of total cash and invested assets, at September 30, 2014 and December 31, 2013, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $3.7 billion and $3.8 billion at September 30, 2014 and December 31, 2013, respectively, or 0.7% and 0.8% of total cash and invested assets, at September 30, 2014 and December 31, 2013, respectively.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2014 and December 31, 2013.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and nine months ended September 30, 2014 and 2013.
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

Derivatives categorized as Level 3 at September 30, 2014 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity options with unobservable correlation inputs. At both September 30, 2014 and December 31, 2013, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Level 3 derivatives had a ($38) million and ($95) million gain (loss) recognized in net income (loss) for the three months and nine months ended September 30, 2014, respectively. This gain (loss) primarily relates to certain purchased equity options that are valued using models dependent on an unobservable market correlation input, equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread and foreign currency swaps and forwards that are valued using unobservable swap yield curve. The unobservable equity variance spread is calculated from a comparison between broker offered variance swap volatility and observable equity option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations. The primary drivers of the net loss during the three months ended September 30, 2014 were strengthening of U.S. dollar versus foreign currencies on receive-foreign, pay-U.S. dollar forwards and swaps, largely offset by increases in equity volatility which, in total, accounted for 296% of the loss. Changes in the unobservable inputs accounted for an offsetting reduction in the loss of 196%. The primary drivers of the loss during the nine months ended September 30, 2014 were strengthening of U.S. dollar versus foreign currencies on receive-foreign, pay-U.S. dollar forwards and swaps, and decreases in equity volatility which, in total, accounted for 136% of the loss. Changes in the unobservable inputs accounted for an offsetting reduction in the loss of 36%.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2014		December 31, 2013
Credit Default Swaps	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$2,773	$(24)	$3,725	$(44)
Written (2)	10,929	147	9,055	165
Total	$13,702	$123	$12,780	$121
__________________

(1)
The notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $245 million and ($5) million, respectively, at September 30, 2014 and $355 million and ($10) million, respectively, at December 31, 2013.

(2)
The notional amount and estimated fair value for written credit default swaps in the trading portfolio were $45 million and $2 million, respectively, at September 30, 2014 and $10 million and $0, respectively, at December 31, 2013.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$6	$—	$6	$2	$(10)	$(8)	$18	$(18)	$—	$12	$(29)	$(17)
Written (3), (4)	(15)	(17)	(32)	43	3	46	20	(39)	(19)	95	(22)	73
Total	$(9)	$(17)	$(26)	$45	$(7)	$38	$38	$(57)	$(19)	$107	$(51)	$56
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $1 million and $0, respectively, for the three months ended September 30, 2014 and $4 million and ($3) million, respectively, for the nine months ended September 30, 2014. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $0 and ($5) million, respectively, for the three months ended September 30, 2013 and $2 million and ($11) million, respectively, for the nine months ended September 30, 2013.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were not significant for both the three months and nine months ended September 30, 2014. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $1 million and $0, respectively, for both the three months and nine months ended September 30, 2013.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
The favorable change in net gains (losses) on purchased credit default swaps of $14 million was due to credit spreads widening in the current period as compared to credit spreads narrowing in the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of ($78) million was due to certain credit spreads being mixed in the current period compared to credit spreads narrowing in the prior period on certain credit default swaps used as replications.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
The favorable change in net gains (losses) on purchased credit default swaps of $17 million was due to credit spreads widening in the current period as compared to credit spreads narrowing in the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of ($92) million was due to certain credit spreads being mixed in the current period compared to credit spreads narrowing in the prior period on certain credit default swaps used as replications.
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
Collateral for Securities Lending, Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $67 million at estimated fair value at September 30, 2014. We had no such collateral as of December 31, 2013. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $764 million and $231 million at September 30, 2014 and December 31, 2013, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $832 million and $256 million at September 30, 2014 and December 31, 2013, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $3.3 billion and $2.3 billion at September 30, 2014 and December 31, 2013, respectively. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but ring-fenced for the benefit of the Company). The amount of this cash collateral was $249 million at September 30, 2014. No cash collateral of this type was held at December 31, 2013. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

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
See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale,” “— Investments — Mortgage Loans,” “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our investments in fixed maturity and equity securities, mortgage loans and partnerships.
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
Policyholder Account Balances
PABs are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Interest Rate Stress Scenario” included in the 2013 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for additional information. A discussion of PABs by segment (as well as Corporate & Other) follows.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	September 30, 2014
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other
Greater than 0% but less than 2%	$121	$121
Equal to 2% but less than 4%	$11,798	$4,935
Equal to or greater than 4%	$10,721	$6,767
Annuities
Greater than 0% but less than 2%	$3,291	$2,715
Equal to 2% but less than 4%	$32,720	$26,917
Equal to or greater than 4%	$2,578	$2,532
__________________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At September 30, 2014, excess interest reserves were $124 million and $352 million for Life & Other and Annuities, respectively.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	September 30, 2014
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$4,915	$4,913
Equal to 2% but less than 4%	$2,195	$2,173
Equal to or greater than 4%	$646	$620
__________________

(1)	These amounts are not adjusted for policy loans.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	September 30, 2014
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities
Greater than 0% but less than 2%	$25,741	$2,644
Equal to 2% but less than 4%	$1,064	$329
Equal to or greater than 4%	$2	$2
Life & Other
Greater than 0% but less than 2%	$6,350	$5,939
Equal to 2% but less than 4%	$17,933	$8,709
Equal to or greater than 4%	$265	$—
__________________

(1)
Excludes negative VOBA liabilities of $1.8 billion at September 30, 2014, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities in the acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”). These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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

Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in PABs. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In millions)
Americas
GMDB	$677	$495	$—	$—
GMIB	1,920	1,608	(1,717)	(1,904)
GMAB	—	—	2	2
GMWB	97	62	(172)	(441)
Asia
GMDB	35	33	—	—
GMAB	—	—	11	3
GMWB	205	204	149	129
EMEA
GMDB	(5)	6	—	—
GMAB	—	—	13	11
GMWB	30	19	(113)	(102)
Corporate & Other
GMDB	13	11	—	—
GMAB	—	—	50	83
GMWB	89	109	1,184	1,179
Total	$3,061	$2,547	$(593)	$(1,040)
The carrying amounts for guarantees included in PABs above include nonperformance risk adjustments of $262 million and $267 million at September 30, 2014 and December 31, 2013, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at September 30, 2014:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$105,268	$14,261
Annual step-up	31,184	—
Roll-up and step-up combination	39,655	—
Total	$176,107	$14,261
__________________

(1)	Total contract account value excludes $2.2 billion for contracts with no GMDBs and $11.6 billion of total contract account value in the EMEA and Asia segments.
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
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total contract account values at September 30, 2014:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
GMIB	$98,374	$—
GMWB - non-life contingent	6,713	3,576
GMWB - life-contingent	20,945	9,034
GMAB	257	1,651
	$126,289	$14,261
__________________

(1)	Total contract account value excludes $52.1 billion for contracts with no living benefit guarantees and $9.4 billion of total contract account value in the EMEA and Asia segments.
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

The table below presents our GMIBs, by their guaranteed payout basis, at September 30, 2014:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$36,148
7-year setback, 1.5% interest rate	6,055
10-year setback, 1.5% interest rate	20,233
10-year mortality projection, 10-year setback, 1.0% interest rate	31,360
10-year mortality projection, 10-year setback, 0.5% interest rate	4,578
$98,374
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.
Additionally, 32% of the $98.4 billion of GMIB total contract account value has been invested in managed volatility funds as of September 30, 2014. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIB are required to invest in these funds.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of September 30, 2014, only 10% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of seven years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at September 30, 2014:

	In-the- Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30% +	$1,204	1.2%
	20% to 30%	974	1.0%
	10% to 20%	2,171	2.2%
	0% to 10%	4,780	4.9%
		9,129
Out-of-the-money	-10% to 0%	8,473	8.6%
	-20% to -10%	17,932	18.2%
	-20% +	62,840	63.9%
		89,245
Total GMIBs		$98,374

Derivatives Hedging Variable Annuity Guarantees
In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various OTC and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	September 30, 2014			December 31, 2013
Primary Underlying Risk Exposure		Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$25,473	$1,546	$693	$25,474	$1,108	$669
	Interest rate futures	5,503	4	5	5,888	9	9
	Interest rate options	32,260	451	94	17,690	131	236
Foreign currency exchange rate	Foreign currency forwards	2,293	5	56	2,324	1	171
	Foreign currency futures	455	—	2	365	1	1
Equity market	Equity futures	6,000	24	5	5,144	1	43
	Equity options	35,919	1,345	1,063	35,445	1,344	1,068
	Variance swaps	22,272	195	643	21,636	174	577
	Total rate of return swaps	3,496	73	13	3,802	—	179
	Total	$133,671	$3,643	$2,574	$117,768	$2,769	$2,953
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $15.4 billion and $15.8 billion at September 30, 2014 and December 31, 2013, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $239.4 billion and $240.9 billion at September 30, 2014 and December 31, 2013, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, in regulatory custodial accounts or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
Capital Management
We have established several senior management committees as part of our capital management process. These committees, including the Capital Management Committee and the Enterprise Risk Committee (“ERC”), regularly review actual and projected capital levels (under a variety of scenarios including stress scenarios) and our annual capital plan in accordance with our capital policy. The Capital Management Committee is comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, Treasurer and Chief Risk Officer (“CRO”). The ERC is also comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer, CRO and Chief Investment Officer.
Our Board and senior management are directly involved in the development and maintenance of our capital policy. The capital policy sets forth, among other things, minimum and target capital levels and the governance of the capital management process. All capital actions, including proposed changes to the annual capital plan, capital targets or capital policy, are reviewed by the Finance and Risk Committee of the Board prior to obtaining full Board approval. The Board approves the capital policy and the annual capital plan and authorizes capital actions, as required.
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

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Sources:
Operating activities, net	$10,950	$9,984
Changes in policyholder account balances, net	2,554	—
Changes in payables for collateral under securities loaned and other transactions, net	3,481	—
Changes in bank deposits, net	—	8
Long-term debt issued	1,000	—
Common stock issued, net of issuance costs	—	1,000
Total sources	17,985	10,992
Uses:
Investing activities, net	11,669	6,575
Changes in policyholder account balances, net	—	4,973
Changes in payables for collateral under securities loaned and other transactions, net	—	1,821
Short-term debt repayments, net	75	—
Long-term debt repaid	2,802	765
Treasury stock acquired in connection with share repurchases	443	—
Dividends on preferred stock	91	91
Dividends on common stock	1,101	808
Other, net	546	134
Effect of change in foreign currency exchange rates on cash and cash equivalents	60	187
Total uses	16,787	15,354
Net increase (decrease) in cash and cash equivalents	$1,198	$(4,362)
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
Common Stock
During the nine months ended September 30, 2014 and 2013, MetLife, Inc. issued 5,225,340 and 6,478,671 new shares of its common stock for $196 million and $209 million, respectively, to satisfy various stock option exercises and other stock-based awards. See “— Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts” for information regarding the issuance of common stock in October 2014 in connection with the remarketing of the senior debt securities underlying MetLife, Inc.’s common equity units issued in November 2010.
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
Federal Home Loan Bank Funding Agreements, Reported in PABs
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the nine months ended September 30, 2014 and 2013, we issued $9.3 billion and $10.5 billion, respectively, and repaid $9.3 billion and $10.9 billion, respectively, under funding agreements with certain regional FHLBs. At both September 30, 2014 and December 31, 2013, total obligations outstanding under these funding agreements were $15.0 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Special Purpose Entity Funding Agreements, Reported in PABs
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the nine months ended September 30, 2014 and 2013, we issued $38.4 billion and $27.4 billion, respectively, and repaid $35.0 billion and $27.3 billion, respectively, under such funding agreements. At September 30, 2014 and December 31, 2013, total obligations outstanding under these funding agreements were $34.5 billion and $31.2 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in PABs
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the nine months ended September 30, 2014 and 2013, we issued $200 million and $0, respectively, and repaid $200 million and $0, respectively, under such funding agreements. At both September 30, 2014 and December 31, 2013, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
Debt Issuance
In April 2014, MetLife, Inc. issued $1.0 billion of senior notes due in April 2024 which bear interest at a fixed rate of 3.60%, payable semi-annually.

Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts
In October 2014, MetLife, Inc. closed the successful remarketing of the Series E portion of the senior debt securities underlying common equity units issued in November 2010 in connection with the acquisition of ALICO. The Series E senior debt securities were remarketed as 1.903% Series E senior debt securities Tranche 1 and 4.721% Series E senior debt securities Tranche 2, which are due December 2017 and 2044, respectively. MetLife, Inc. did not receive any proceeds from the remarketing. Most common equity unit holders used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts provided proceeds to MetLife, Inc. of $1.0 billion in exchange for shares of MetLife, Inc.’s common stock. MetLife, Inc. delivered 22,907,960 shares of its newly issued common stock to settle the stock purchase contracts. See Notes 12 and 15 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for additional information.
Credit and Committed Facilities
 At September 30, 2014, we maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $12.1 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
In May 2014, MetLife, Inc. and MetLife Funding entered into a $4.0 billion five-year unsecured credit agreement, which amended and restated both the five-year $3.0 billion and the five-year $1.0 billion unsecured credit agreements in their entireties into a single agreement (the “2014 Five-Year Credit Agreement”). The facility made available by the 2014 Five-Year Credit Agreement may be used for general corporate purposes (including, in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). All borrowings under the 2014 Five-Year Credit Agreement must be repaid by May 30, 2019, except that letters of credit outstanding on that date may remain outstanding until no later than May 30, 2020. MetLife, Inc. incurred costs of $6 million related to the 2014 Five-Year Credit Agreement, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the 2014 Five-Year Credit Agreement. At September 30, 2014, we had outstanding $364 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.6 billion at September 30, 2014.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At September 30, 2014, $6.6 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding against these facilities. Remaining availability was $2.7 billion at September 30, 2014.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	September 30, 2014	December 31, 2013
	(In millions)
Short-term debt	$100	$175
Long-term debt (1)	$16,203	$17,198
Collateral financing arrangements	$4,196	$4,196
Junior subordinated debt securities	$3,193	$3,193
__________________

(1)
Excludes $186 million and $1.5 billion at September 30, 2014 and December 31, 2013, respectively, of long-term debt relating to CSEs — FVO (see Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements).

Dispositions
Cash proceeds from dispositions during the nine months ended September 30, 2014 and 2013 were $714 million and $399 million, respectively. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the disposition of MAL. During the nine months ended September 30, 2013, the sale of MetLife Bank’s depository business resulted in cash outflows of $6.4 billion as a result of the buyer’s assumption of the bank deposits liability in exchange for our cash payment. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for information regarding the sale of MetLife Bank’s depository business.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
In June 2014, MetLife, Inc. announced its plans to resume common stock repurchases and repurchase up to $1.0 billion of MetLife, Inc. common stock. It is utilizing existing authorizations from the MetLife, Inc. Board of Directors to repurchase its common stock. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”)) and in privately negotiated transactions. See “Unregistered Sales of Equity Securities and Use of Proceeds — Issuer Purchases of Equity Securities.”
During the nine months ended September 30, 2014, MetLife, Inc. repurchased 8,168,318 shares through open market purchases for $443 million. MetLife, Inc. did not repurchase shares during the nine months ended September 30, 2013.
At September 30, 2014, MetLife, Inc. had $818 million remaining under its common stock repurchase authorization. Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock was as follows for the nine months ended September 30, 2014 and 2013:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)

August 15, 2014	August 31, 2014	September 15, 2014	$0.256	$6	$0.406	$24
May 15, 2014	May 31, 2014	June 16, 2014	$0.256	7	$0.406	24
March 5, 2014	February 28, 2014	March 17, 2014	$0.250	6	$0.406	24
				$19		$72

August 15, 2013	August 31, 2013	September 16, 2013	$0.256	$6	$0.406	$24
May 15, 2013	May 31, 2013	June 17, 2013	$0.256	7	$0.406	24
March 5, 2013	February 28, 2013	March 15, 2013	$0.250	6	$0.406	24
				$19		$72
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B.

Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the nine months ended September 30, 2014 and 2013:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
July 7, 2014	August 8, 2014	September 12, 2014	$0.350	$395
April 22, 2014	May 9, 2014	June 13, 2014	$0.350	395
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	311
				$1,101

June 25, 2013	August 9, 2013	September 13, 2013	$0.275	$303
April 23, 2013	May 9, 2013	June 13, 2013	$0.275	302
January 4, 2013	February 6, 2013	March 13, 2013	$0.185	203
				$808
The declaration and payment of common stock dividends are subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends to MetLife, Inc. by its insurance subsidiaries and other factors deemed relevant by the Board. On October 28, 2014, MetLife, Inc.’s Board of Directors declared a fourth quarter 2014 common stock dividend of $0.35 per share payable on December 12, 2014 to shareholders of record as of November 7, 2014. The Company estimates the aggregate dividend payment to be $399 million.
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
Debt and Facility Covenants
Certain of our debt instruments, committed facilities and our credit facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at September 30, 2014.
Debt Repurchases
We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, and applicable regulatory, legal and accounting factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.

Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of MetLife, Inc. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands. In November 2014, certain foreign risks reinsured by Exeter were recaptured and then reinsured to a new insurance affiliate in Bermuda. At that time, MetLife, Inc.’s guarantee of Exeter’s former reinsurance obligations was replaced by a guarantee of the Bermuda insurance affiliate’s reinsurance obligations. Further, MetLife, Inc. now also guarantees obligations of the new Bermuda insurance affiliate arising from derivatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” included in the 2013 Annual Report.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the nine months ended September 30, 2014 and 2013, general account surrenders and withdrawals from annuity products were $3.0 billion and $2.9 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $1.2 billion at September 30, 2014 of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $135 million were subject to a notice period of 90 days. The remaining liabilities are subject to a notice period of five months or greater.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2014 and December 31, 2013, we were obligated to return cash collateral under our control of $3.0 billion and $2.0 billion, respectively. At September 30, 2014 and December 31, 2013, we had pledged cash collateral of $97 million and $3 million, respectively, for OTC bilateral derivative contracts between two counterparties in a net liability position. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would require $12 million of additional collateral be provided to our counterparties as of September 30, 2014. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions. In addition, we have pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block liabilities and universal life secondary guarantee liabilities.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $30.9 billion and $28.3 billion at September 30, 2014 and December 31, 2013, respectively. Of these amounts, $7.7 billion and $6.0 billion at September 30, 2014 and December 31, 2013, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2014 was $7.5 billion, of which $6.9 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See “— Investments — Securities Lending” for further information.

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
Acquisitions
During the nine months ended September 30, 2014 and 2013, there were $277 million and $0 cash outflows for acquisitions, respectively.
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
Liquid Assets
At September 30, 2014 and December 31, 2013, MetLife, Inc. and other MetLife holding companies had $6.0 billion and $5.9 billion, respectively, in liquid assets. Of these amounts, $5.6 billion and $5.5 billion were held by MetLife, Inc. and $422 million and $453 million were held by other MetLife holding companies, at September 30, 2014 and December 31, 2013, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; and (iii) investments pledged in support of derivatives.

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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
Potential Restrictions and Limitations on Non-Bank SIFIs and Global Systemically Important Insurers
MetLife Bank terminated its FDIC insurance and MetLife, Inc. de-registered as a bank holding company. As a result, MetLife, Inc. is no longer subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank SIFI, it could once again be subject to regulation by the Federal Reserve Board and enhanced supervision and prudential standards. In addition, if MetLife, Inc. is designated as a non-bank SIFI or if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be reduced by any such additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Potential Regulation as a Non-Bank SIFI” and “— Industry Trends — Regulatory Developments — International Regulatory Developments — Global Systemically Important Insurers.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding the resumption of our common stock repurchase program.
Liquidity and Capital Sources
In addition to the description of liquidity and capital sources in “— The Company — Summary of Primary Sources and Uses of Liquidity and Capital” and “— The Company — Liquidity and Capital Sources,” the following additional information is provided regarding MetLife, Inc.’s primary sources of liquidity and capital:
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

The table below sets forth the dividends permitted to be paid in 2014 by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid during the nine months ended September 30, 2014:

	2014
Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$558	$1,163
MetLife Insurance Company of Connecticut (2)	$—	$1,013
Metropolitan Property and Casualty Insurance Company	$—	$218
MetLife Investors Insurance Company	$—	$120
Metropolitan Tower Life Insurance Company	$—	$73
Delaware American Life Insurance Company	$—	$16
American Life Insurance Company	$—	$—
__________________

(1)
Reflects dividend amounts that may be paid during 2014 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2014, some or all of such dividends may require regulatory approval.

(2)
We do not expect MICC to pay any dividends during 2014. See “— Liquidity and Capital Uses — Affiliated Capital Transactions” for information regarding MICC’s redemption and retirement of its common stock formerly held by MetLife Investors Group, LLC (“MLIG”) and MLIG’s $1.4 billion dividend to MetLife, Inc. in connection with the Mergers.

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
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both September 30, 2014 and December 31, 2013.
Credit and Committed Facilities
At September 30, 2014, MetLife, Inc., along with MetLife Funding, maintained a $4.0 billion unsecured credit facility, the proceeds of which are available for general corporate purposes (including, in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). At September 30, 2014, MetLife, Inc. had outstanding $364 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.6 billion at September 30, 2014.

In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $12.1 billion at September 30, 2014. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities,” as well as Note 12 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information regarding these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2014	December 31, 2013
	(In millions)
Long-term debt — unaffiliated	$15,363	$15,938
Long-term debt — affiliated (1)	$3,600	$3,600
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748
__________________

(1)
In June 2014, a $500 million senior note issued by MetLife, Inc. to MLIC matured and a new $500 million senior note was issued by MetLife, Inc. to MLIC. The new senior note matures in June 2019 and bears interest at a fixed rate of 3.54%, payable semi-annually.

Dispositions
Cash proceeds from dispositions during the nine months ended September 30, 2014 and 2013, were $0 and $17 million, respectively.
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
Affiliated Capital Transactions
During the nine months ended September 30, 2014 and 2013, MetLife, Inc. invested an aggregate of $520 million and $835 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $2.2 billion and $2.3 billion at September 30, 2014 and December 31, 2013, respectively.
In anticipation of the Mergers, in August 2014, MICC paid to MLIG $1.4 billion to redeem and retire MICC’s common stock owned by MLIG; as a result, all of the outstanding shares of common stock of MICC are now directly held by MetLife, Inc. Following the redemption, in August 2014, MLIG paid a dividend of $1.4 billion to MetLife, Inc., and MetLife, Inc. made a capital contribution to MICC of $231 million.
In August 2014, American Life issued a $120 million short-term note to MetLife, Inc. The short-term note bears interest at six-month LIBOR plus 0.875% and matures in June 2015.
In June 2014, MetLife Ireland Treasury Limited made a payment of the Chilean peso equivalent of $69 million on a loan issued by MetLife, Inc. which bears interest at a fixed rate of 8.5%. At September 30, 2014, the remaining balance on the loan was $1.0 billion.

In February 2014, American Life issued a $150 million short-term note to MetLife, Inc. which was repaid in June 2014. The short-term note bore interest at six-month LIBOR plus 0.875%.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments, committed facilities and our credit facility contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at September 30, 2014.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See “— The Company — Liquidity and Capital Uses — Support Agreements.”
Acquisitions
During each of the nine months ended September 30, 2014 and 2013, there were no cash outflows from MetLife, Inc. for acquisitions.
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
Operating earnings also excludes the recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance. In addition to the tax impact of the adjustments mentioned above, provision for income tax expense (benefit) also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.
We believe the presentation of operating earnings and operating earnings available to common shareholders as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses, operating earnings, and operating earnings available to common shareholders should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses, income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”
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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at September 30, 2014. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at September 30, 2014:

September 30, 2014
(In millions)
Non-trading:
Interest rate risk	$5,819
Foreign currency exchange rate risk	$6,577
Equity market risk	$31
Trading:
Interest rate risk	$5
Foreign currency exchange rate risk	$—

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments at September 30, 2014 by type of asset or liability:

	September 30, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$368,070	$(5,885)
Equity securities		$3,689	—
Fair value option and trading securities:
Actively Traded Securities		$672	(9)
Fair value option general account securities		$690	(1)
Total fair value option and trading securities		$1,362	(10)
Mortgage loans		$60,226	(392)
Policy loans		$13,428	(114)
Short-term investments		$12,240	(1)
Other invested assets		$909	—
Cash and cash equivalents		$8,783	—
Accrued investment income		$4,380	—
Premiums, reinsurance and other receivables		$3,782	(155)
Other assets		$700	(4)
Net embedded derivatives within asset host contracts (2)		$361	(23)
Total assets			$(6,584)
Liabilities (3)
Policyholder account balances		$139,111	$630
Payables for collateral under securities loaned and other transactions		$33,776	—
Short-term debt		$100	—
Long-term debt		$18,042	333
Collateral financing arrangements		$3,993	—
Junior subordinated debt securities		$4,176	118
Other liabilities:
Trading liabilities		$196	4
Other		$6,275	124
Net embedded derivatives within liability host contracts (2)		$(497)	493
Total liabilities			$1,702
Derivative Instruments
Interest rate swaps	$103,719	$4,026	$(663)
Interest rate floors	$62,645	$177	(26)
Interest rate caps	$36,605	$116	32
Interest rate futures	$5,503	$(1)	3
Interest rate options	$44,701	$539	(186)
Interest rate forwards	$280	$49	(19)
Synthetic GICs	$4,315	$—	—
Foreign currency swaps	$30,309	$(211)	(16)
Foreign currency forwards	$19,412	$(39)	(7)
Currency futures	$455	$(2)	—
Currency options	$14,705	$311	(13)
Credit default swaps	$13,702	$123	—
Equity futures	$6,010	$19	—
Equity options	$37,892	$286	(50)
Variance swaps	$22,272	$(448)	3
Total rate of return swaps	$3,496	$60	—
Total derivative instruments			$(942)
Net Change			$(5,824)
__________________

(1)
Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans, FVO and trading securities and long-term debt exclude $313 million, $18 million and $186 million, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $204.3 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk decreased by $964 million, or 14%, to $5.8 billion at September 30, 2014 from $6.8 billion at December 31, 2013. This change was primarily due to a decrease in interest rates across the swap and U.S. Treasury curves of $289 million, a change in the asset base of $329 million and a change in duration of $157 million. Additionally, the use of derivatives by the Company, primarily due to the sale of MAL, contributed to the decline by $202 million.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at September 30, 2014 by type of asset or liability:

	September 30, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$368,070	$(8,628)
Equity securities		$3,689	(104)
Fair value option and trading securities:
Actively Traded Securities		$672	—
Fair value option general account securities		$690	(78)
Total fair value option and trading securities		$1,362	(78)
Mortgage loans		$60,226	(626)
Policy loans		$13,428	(164)
Short-term investments		$12,240	(201)
Other invested assets		$909	(127)
Cash and cash equivalents		$8,783	(427)
Accrued investment income		$4,380	(100)
Premiums, reinsurance and other receivables		$3,782	(64)
Other assets		$700	(7)
Net embedded derivatives within asset host contracts (2)		$361	(13)
Total assets			$(10,539)
Liabilities (3)
Policyholder account balances		$139,111	$3,272
Payables for collateral under securities loaned and other transactions		$33,776	107
Long-term debt		$18,042	139
Other liabilities		$6,471	19
Net embedded derivatives within liability host contracts (2)		$(497)	129
Total liabilities			$3,666
Derivative Instruments
Interest rate swaps	$103,719	$4,026	$(26)
Interest rate floors	$62,645	$177	—
Interest rate caps	$36,605	$116	—
Interest rate futures	$5,503	$(1)	1
Interest rate options	$44,701	$539	(20)
Interest rate forwards	$280	$49	—
Synthetic GICs	$4,315	$—	—
Foreign currency swaps	$30,309	$(211)	435
Foreign currency forwards	$19,412	$(39)	(366)
Currency futures	$455	$(2)	(119)
Currency options	$14,705	$311	404
Credit default swaps	$13,702	$123	(1)
Equity futures	$6,010	$19	2
Equity options	$37,892	$286	(16)
Variance swaps	$22,272	$(448)	2
Total rate of return swaps	$3,496	$60	—
Total derivative instruments			$296
Net Change			$(6,577)
__________________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans, fair value option and trading securities and long-term debt exclude $313 million, $18 million and $186 million, respectively, related to CSEs. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $204.3 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in foreign currency exchange rates.

Foreign currency exchange rate risk was $6.6 billion at both September 30, 2014 and December 31, 2013.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at September 30, 2014 by type of asset or liability:

	September 30, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$3,689	$369
Net embedded derivatives within asset host contracts (2)		$361	(19)
Total assets			$350
Liabilities
Policyholder account balances		$139,111	$—
Net embedded derivatives within liability host contracts (2)		$(497)	747
Total liabilities			$747
Derivative Instruments
Interest rate swaps	$103,719	$4,026	$—
Interest rate floors	$62,645	$177	—
Interest rate caps	$36,605	$116	—
Interest rate futures	$5,503	$(1)	—
Interest rate options	$44,701	$539	—
Interest rate forwards	$280	$49	—
Synthetic GICs	$4,315	$—	—
Foreign currency swaps	$30,309	$(211)	—
Foreign currency forwards	$19,412	$(39)	—
Currency futures	$455	$(2)	—
Currency options	$14,705	$311	—
Credit default swaps	$13,702	$123	—
Equity futures	$6,010	$19	(537)
Equity options	$37,892	$286	(259)
Variance swaps	$22,272	$(448)	11
Total rate of return swaps	$3,496	$60	(343)
Total derivative instruments			$(1,128)
Net Change			$(31)
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

Equity price risk decreased by $64 million to $31 million at September 30, 2014 from $95 million at December 31, 2013. This decline was due to the use of derivatives by the Company and a change in equity securities.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”); (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Report on Form 10‑Q for the quarters ended March 31, 2014 and June 30, 2014; and (iii) Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company (“MLIC”) is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2013 Annual Report, MLIC received approximately 5,898 asbestos-related claims in 2013. During the nine months ended September 30, 2014 and 2013, MLIC received approximately 3,641 and 4,256 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2014.
Regulatory Matters
Mortgage Regulatory and Law Enforcement Authorities’ Inquiries
In April and May 2012, MetLife Bank, National Association (“MetLife Bank”) received two subpoenas issued by the Office of Inspector General for the U.S. Department of Housing and Urban Development regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. MetLife Bank has met with the U.S. Department of Justice to discuss the allegations and possible resolution of the FHA False Claims Act investigation. The Company believes that, although the matter may settle for an amount that could exceed the current accrued liability, the estimated amount of any such potential additional liability is included in the aggregate estimate of reasonably possible loss provided above, and the Company believes that any such potential additional amount would not have a material impact on the Company’s consolidated financial statements.
Unclaimed Property Litigation
Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that MLIC violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“Relator”) brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The Relator alleged that the aggregate damages attributable to MLIC, including statutory damages and treble damages, were $767 million. On August 20, 2013, the court granted MLIC’s motion to dismiss the action. On September 19, 2014, the District Court of Appeal affirmed the decision granting the dismissal.

Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that Employee Retirement Income Security Act (“ERISA”) prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied MLIC’s motion to dismiss the complaint. The trial has been scheduled for February 2015.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2013 Annual Report, as supplemented and amended by the information under “Risk Factors” in Part II, Item 1A of MetLife, Inc.’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, which are incorporated herein by reference.
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
Insurance Regulation - U.S.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risk. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede most of the variable annuity guarantee risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for information regarding MetLife, Inc.’s plans to merge three U.S.-based life insurance companies and a former offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. If state insurance regulators restrict the use of such captive reinsurers by following the lead of the New York State Department of Financial Services which has recommended a moratorium on such transactions, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report. For more information on our use of captive reinsurers, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”
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

Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank subjects any entity designated as a non-bank systemically important financial institution (“non-bank SIFI”) to enhanced prudential supervision and authorizes the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to impose additional capital requirements. In addition, under the so-called Volcker Rule, the Federal Reserve Board could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Potential Regulation as a Non-Bank SIFI” included elsewhere herein.
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
Federal Regulatory Agencies
Dodd-Frank established the Consumer Financial Protection Bureau (“CFPB”), which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife. See “Business — U.S. Regulation — Consumer Protection Laws” included in the 2013 Annual Report. MetLife, Inc.’s subsidiary, MetLife Home Loans LLC, which merged with MetLife, Inc.’s former subsidiary, MetLife Bank, is regulated by the CFPB.
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Potential Regulation as a Non-Bank SIFI” included elsewhere herein.
On September 4, 2014, the FSOC notified MetLife, Inc. that it has been preliminarily designated as a non-bank SIFI. On October 3, 2014, MetLife, Inc. delivered notice to the FSOC requesting a written and oral evidentiary hearing to contest the FSOC’s proposed determination. In accordance with its regulations, the FSOC held an evidentiary hearing on November 3, 2014 and will make a final determination on MetLife, Inc.’s status as a non-bank SIFI within 60 days after the hearing.

Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not, but the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, the business and competitive position of such insurer non-bank SIFIs could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Potential Regulation as a Non-Bank SIFI” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs” included elsewhere herein. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. Legislation that would clarify that the Federal Reserve Board may tailor capital rules for insurer member bank systemically important financial institutions has been adopted by the U.S. Senate and the House of Representatives; however, the bills passed by the Senate and House of Representatives differ, and Congress must take action to reconcile the bills before they can be sent to the President for signature.
In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the International Association of Insurance Supervisors (“IAIS”) is participating in the Financial Stability Board’s (“FSB”) initiative to identify global systemically important financial institutions. To this end, the IAIS devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB will update the list annually beginning in November 2014. For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate the HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). On October 23, 2014, the IAIS released the final BCR approved by the FSB for submission to the Group of Twenty (20 major world economies) leaders in November 2014. The BCR will apply to G-SIIs in 2015. Work on HLA development is in very early stages and how the HLA requirements will be computed remains unclear. The HLA requirements are required to be finalized by the end of 2015. From 2015 to 2018, reporting will be on a confidential basis and subject to refinement by the IAIS. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, the IAIS proposes to develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulatory Developments — Global Systemically Important Insurers.”
If such measures were adopted, including as a result of our potential designation as a non-bank SIFI, they could materially adversely affect our ability to conduct business, our results of operations and financial condition and our ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect our capital. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Further, counterparty exposure limits could affect our ability to engage in hedging activities. The Federal Reserve Board would also have the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.

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
Regulation of Brokers and Dealers
Dodd-Frank also authorizes the U.S. Securities and Exchange Commission (the “SEC”) to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — U.S. Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” included in the 2013 Annual Report.
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
The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and individual retirement accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2015. See “Business — U.S. Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2013 Annual Report.

International Regulation
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability (including any resulting economic or trade sanctions), dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities or regulators. This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally, to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulatory Developments,” as well as “Business — International Regulation” and “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2013 Annual Report.
We are also subject to the evolving Solvency II insurance regulatory directive established by the European Parliament in 2009 for our insurance business throughout the European Economic Area, and may be subject to similar solvency regulations in other regions, such as Mexico, Chile and China. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulatory Developments — Solvency II.” As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.
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
On July 14, 2014, the District of Columbia (“DC”) adopted a law that imposes an assessment on health insurers doing business in DC, including those that issue policies covering the Health Insurance Portability and Accountability Act excepted benefits (which includes critical illness, accident, dental, vision, disability income, long-term care and hospital indemnity insurance, among other products the Company sells). This assessment will spread the funding of the DC public healthcare exchange’s $26 million budget across all health insurers, including those that do not and/or could not sell insurance on the exchange. An insurance trade group has filed suit on behalf of the industry challenging this assessment, arguing that it is preempted by the Health Care Act, and that it is unconstitutional. The Company has received assessments totaling approximately $433,000. The court has not yet ruled on this matter and the assessments were paid on September 30, 2014. While the financial impact to the Company of DC’s action will be minimal, if other states successfully adopt this model, there could be an impact on product pricing and sales.
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

Investments-Related Risks
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for over-the-counter (“OTC”) derivatives that are cleared and settled through central clearing counterparties (“OTC-cleared”) transactions entered into after June 10, 2013 and for OTC derivatives that are bilateral contracts between two counterparties (“OTC-bilateral”) transactions entered into after the phase-in period, which would be applicable to us in 2019 if the Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”), U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. Each of these items could also adversely affect our liquidity. The Prudential Regulators, CFTC, central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity or charge us to pledge such collateral which would increase our costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulatory Developments — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral,” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2014 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2014	2,022,996	$55.61	2,022,996	$1,143,732,756
August 1 — August 31, 2014	3,576,783	$52.85	3,576,058	$954,733,156
September 1 — September 30, 2014	2,490,172	$54.96	2,488,602	$817,953,610
__________________

(1)
During the periods July 1 through July 31, 2014, August 1 through August 31, 2014 and September 1 through September 30, 2014, separate account and other affiliates of MetLife, Inc. purchased 0 shares, 725 shares and 1,570 shares, respectively, of common stock on the open market in nondiscretionary transactions by index funds. Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc. other than through a publicly announced plan or program.

(2)
At September 30, 2014, MetLife, Inc. had $818 million remaining under its common stock repurchase program authorization. In January 2008, MetLife, Inc.’s Board of Directors authorized a $1.0 billion common stock repurchase program, which was completed in August 2014. In April 2008, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion common stock repurchase program under which purchases commenced in August 2014. Under this authorization, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions. Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and Note 16 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.

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
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 6, 2014

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