Form 10-K
period 2014-12-31
METLIFE INC
filed 2015-02-27
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2014 was approximately $62.6 billion. At February 23, 2015 1,117,440,997 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2015, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2014.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us, as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) a deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (26) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (27) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (28) changes in accounting standards, practices and/or policies; (29) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (30) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (31) inability to attract and retain sales representatives; (32) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (33) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (34) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (35) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the U.S. Securities and Exchange Commission.
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
We have grown to become a global provider of life insurance, annuities, employee benefits and asset management. Through our subsidiaries and affiliates, we hold leading market positions in the United States, Japan, Latin America, Asia, Europe and the Middle East. Over the past several years, we have grown our core businesses, as well as successfully executed on our growth strategy. This has included completing a number of transactions that have resulted in the acquisition and, in some cases, divestiture of certain businesses while also further strengthening our balance sheet to position MetLife for continued growth.
MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MetLife Home Loans LLC (“MLHL”), the surviving, non-bank entity of the merger of MetLife Bank, National Association (“MetLife Bank”) with and into MLHL, and other business activities. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See “— Segments and Corporate & Other,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Consolidated Company Outlook” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
In November 2014, MetLife Insurance Company of Connecticut (“MICC”), a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company (“MLI-USA”), and its affiliate, MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a former offshore, reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife Insurance Company USA (“MetLife USA”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Other Key Information — Significant Events” for further information on the Mergers.
In the first quarter of 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). The sale of MAL was completed in May 2014. As a result, the operations of MAL have been classified as divested business for all periods presented. See Note 3 of the Notes to the Consolidated Financial Statements.
In the fourth quarter of 2013, MetLife, Inc. completed its acquisition of Administradora de Fondos de Pensiones Provida S.A. (“ProVida”), the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of ProVida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. See Note 3 of the Notes to the Consolidated Financial Statements.
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2014 and 2013 and the operating results of such subsidiaries for the years ended November 30, 2014, 2013 and 2012. The Company is in the process of converting to calendar year reporting for these subsidiaries. We expect to substantially complete these conversions by 2016. The impact of the conversions on our financial statements to date has been de minimis and, therefore, has been reported in net income in the quarter of conversion.
In the U.S., we provide a variety of insurance and financial services products, including life, dental, disability, property & casualty, guaranteed interest, stable value and annuities, through both proprietary and independent retail distribution channels, as well as at the workplace.
Outside the U.S., we provide life, medical, dental, credit and other accident & health insurance, as well as annuities, endowment and retirement & savings products to both individuals and groups. We believe these businesses will continue to grow more quickly than our U.S. businesses.
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2014, 2013 and 2012. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.

For financial information related to revenues, total assets, and goodwill balances by geographic region, see Notes 2 and 11 of the Notes to the Consolidated Financial Statements.
We are one of the largest institutional investors in the U.S. with a $516.8 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, commercial and agricultural mortgage loans, U.S. Treasury and agency securities, as well as real estate and corporate equity at December 31, 2014. Over the past several years, we have taken a number of actions to further diversify and strengthen our general account portfolio.
Our well-recognized brand, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value, building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue the following objectives to position the Company for continued growth and achieve our vision of being recognized as the leading global life insurance and employee benefits provider:

●	Refocus the U.S. businesses

–	Shift product mix away from capital intensive products

–	Invest in growth initiatives for the voluntary/worksite, accident & health, and direct channels

–	Drive margin improvement

●	Build the Global Employee Benefits business

–	Accelerate our local employee benefits businesses in key markets outside the U.S.

–	Grow our global benefits businesses through multinational and expatriate solutions

●	Grow emerging markets presence

–	Accelerate earnings in emerging markets in which we already have a strong presence

–	Seek opportunistic mergers and acquisitions to complement our organic growth

●	Drive toward customer centricity and a global brand

–	Further institutionalize customer centric actions and culture at MetLife

–	Grow consideration and preference for MetLife’s brand in key markets

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
Property & Casualty. These products include personal lines property & casualty insurance offered to individuals through a variety of retail distribution channels, including independent agents, property & casualty specialists, and the MetLife Premier Client Group.
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
Our Group, Voluntary & Worksite Benefits insurance products and services include life, dental, group short- and long-term disability, property & casualty, long-term care (“LTC”), accidental death and dismemberment (“AD&D”), critical illness and accident & health coverages, as well as prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers. Under such ASO arrangements, the employer is at risk, as we have not issued an insurance policy. We pay claims funded by the employer and perform other administrative services on behalf of the employer.
The major products within Group, Voluntary & Worksite Benefits are as follows:
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
Property & Casualty. These products include personal lines property & casualty insurance offered directly to employees at their employer’s worksite through a variety of distribution channels, including independent agents, property & casualty specialists and direct marketing. The property & casualty products offered by the Group, Voluntary & Worksite business are the same products offered by the Retail property & casualty business.

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
Pension Closeouts. We offer general account and separate account annuity products, generally in connection with the termination of defined benefit pension plans. These risk transfer products include single premium buyouts that allow for full or partial transfers of pension liabilities.
General account annuity products include nonparticipating closeout contracts and terminal funding annuity contracts. Under nonparticipating closeout contracts, group annuity benefits may be purchased for retired and terminated employees or employees covered under terminating or ongoing pension plans. Both immediate and deferred annuities may be purchased by a single premium at issue. There are generally no cash surrender rights, with some exceptions including certain contracts that include liabilities for cash balance pension plans. A terminal funding contract is a nonparticipating group annuity contract that is available for purchasing guaranteed payout annuities for employees upon retirement or termination of employment. These annuities can be either life contingent or non-life contingent. These annuities are nonparticipating, do not provide for any loan or cash surrender value and, with few exceptions, do not permit future considerations.
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
Capital Markets Investment Products. Products we offer include funding agreements, funding agreement-backed notes and funding agreement-backed commercial paper. We also issue funding agreements to receive Federal Home Loan Bank (“FHLB”) advances and through a program with the Federal Agricultural Mortgage Corporation (“Farmer Mac”).

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
Funding agreement-backed commercial paper is issued by a special purpose limited liability company which deposits the proceeds under a master funding agreement issued to it by Metropolitan Life Insurance Company (“MLIC”) or MetLife USA. The commercial paper receives the same short-term credit rating as MLIC or MetLife USA and is marketed by major investment banks’ broker-dealer operations. The program allows for funding agreement-backed commercial paper to be issued in U.S. dollars or foreign currencies.
Through the Farmer Mac program, funding agreements have been issued by MLIC to Farmer Mac, as well as to certain special purpose entities (“SPEs”) that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac.
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
ProVida. We offer a savings oriented pension product under a mandatory privatized social security system. See Note 3 of the Notes to the Consolidated Financial Statements.
Asia
We operate in 10 countries in Asia, with our largest operations in Japan and Korea. Other operations in Asia include Australia, Bangladesh, Hong Kong and Nepal, as well as unconsolidated operating joint ventures in China, Malaysia and Vietnam, the results of which are reflected in net investment income, and a consolidated operating joint venture in India. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions and Dispositions” for information regarding our operations in Malaysia and Vietnam.
Our Asia segment engages in the following businesses:
Life insurance. We offer both traditional and non-traditional life insurance products, such as whole life, term life, endowments, universal life and variable life products. We offer group life programs in most markets.
Accident & health insurance. We offer individual and group personal accident and supplemental health products, including AD&D, hospital indemnity, scheduled medical reimbursement plans, and coverage for serious medical conditions. In addition, we offer individual and group major medical coverage in select markets.
Retirement and savings products. We offer both fixed and variable annuity products in select markets, with our largest markets in Japan, Korea and China.
Credit insurance. We offer credit insurance policies designed to fulfill certain obligations in the event of the policyholder’s death in select markets, including Japan, Australia and Bangladesh.

EMEA
We operate in 29 countries across EMEA, with our largest operations in Poland, the Persian Gulf and Russia.
Our EMEA segment engages in the following businesses:
Life insurance. We offer both traditional and non-traditional life insurance products, such as whole life, term life, endowments, universal life and variable life products. We offer group term life programs in most markets.
Accident & health insurance. We offer individual and group personal accident and supplemental health products, including AD&D, hospital indemnity, scheduled medical reimbursement plans, and coverage for serious medical conditions. In addition, we offer individual and group major medical coverage in select markets.
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
Corporate & Other
The Company reports certain of its results of operations in Corporate & Other, which includes MLHL and other business activities. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company’s exit from the MetLife Bank businesses. Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, various start-up businesses (including expatriate benefits insurance, our investment management business through which we offer fee-based investment management services to institutional clients, as well as direct and digital marketing products) and certain run-off businesses. Corporate & Other also includes assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. Under this in-force reinsurance agreement, we reinsure living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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
In Asia, Latin America, and EMEA, we market our products and services through a multi-distribution strategy which varies by geographic region and stage of market development. The various distribution channels include: career agency, bancassurance, direct marketing, brokerage, other third-party distribution, and e-commerce. In developing countries, the career agency channel covers the needs of the emerging middle class with primarily traditional products (e.g., whole life, term, endowment and accident & health). In more developed and mature markets, career agents, while continuing to serve their existing customers to keep pace with their developing financial needs, also target upper middle class and mass affluent customer bases with a more sophisticated product set including more investment-sensitive products, such as universal life insurance, unit-linked life insurance, mutual funds and single premium deposit insurance. In the bancassurance channel, we have leveraged partnerships and developed extensive and far reaching capabilities in all regions. Our direct marketing operations, the largest of which is in Japan, deploy both broadcast marketing approaches (e.g. direct response TV, web-based lead generation) and traditional direct marketing techniques such as inbound and outbound telemarketing.

Americas
Retail Distribution
Retail products are sold through a diverse set of distribution networks in order to maximize penetration in the market place. These include our MetLife Premier Client Group, third-party organizations and property & casualty specialists.
Our MetLife Premier Client Group targets the middle to upper income consumer market, including the executives of small- to medium-sized companies and small business owners. As of January 1, 2015, three formerly separate distribution channels, MetLife, New England Financial, and MetLife Resources, were unified under the MetLife Premier Client Group, which, consolidated, consisted of approximately 75 agencies and 4,000 career financial service representatives as of December 31, 2014.
We also sell Retail products through various third-party organizations. We distribute products through wholesalers working directly with high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.
We market and sell property & casualty products through independent agents, property & casualty specialists, and the MetLife Premier Client Group. In recent years, we have increased the number of independent agents appointed to sell these products.
Group, Voluntary & Worksite Benefits Distribution
Group, Voluntary & Worksite Benefits distributes its products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. In addition, voluntary products are sold by specialists. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products. At December 31, 2014, the Group, Voluntary & Worksite Benefits sales channels had more than 300 marketing representatives.
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
Corporate Benefit Funding Distribution
Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in 10 offices in the U.S. Products may be sold directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual, group and global distribution areas to better reach and service customers, brokers, consultants and other intermediaries.
Latin America Distribution
Latin America’s distribution channels include captive agents, direct marketing, bancassurance, large multinational brokers and small and medium-sized brokers, direct and group sales forces (mostly for group policies without broker intermediation), and worksite marketing. The region has an exclusive and captive agency distribution network with more than 4,200 agents also selling a variety of individual life, accident & health, and pension products. In the direct marketing channel, we work with 100 sponsors and have a network of more than 1,200 telesales representatives selling mainly accident & health and individual life products directly to consumers. We currently work with approximately 2,800 active brokers with registered sales of group and individual life, accident & health, group medical, dental and pension products. Worksite marketing in Mexico has over 3,300 agents.

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
Our Japan operation has approximately 4,500 captive agents, 7,800 independent agents, 110 bancassurance relationships, including Japan Post, and 170 direct marketing sponsors.
Elsewhere in Asia, distribution strategies differ by country but generally utilize a combination of captive agents, bancassurance relationships and direct marketing. Agency sales are achieved through a force of approximately 47,700 agents and managers (which includes approximately 2,900 agents and managers related to our operating joint venture in China) and a growing force of independent general agents. Bancassurance is a growing channel with access to thousands of bank customers.
Throughout the region, our Asia operation leverages its expertise in direct marketing operations management to conduct its own campaigns and provide those direct marketing capabilities to third-party sponsors.
While not a significant part of the region’s overall business, sales of group life and pension business are primarily achieved through independent brokers and an employee sales force.
EMEA
Our EMEA operations cover a wide geographical region from the developed markets of western Europe to the emerging markets of central, eastern and southern Europe, the Middle East and Africa.
Our businesses in western Europe have a multi-channel distribution strategy, including independent financial advisors, brokers, captive agents, direct marketing, banks and financial institutions. Our United Kingdom (“U.K.”) operation has built a strong position in the U.K. independent advisor sector with a focus on variable annuities. Our U.K. operation also has a growing group risk business serving small and medium sized employers.
Our operations in central, eastern and southern Europe employ a multi-channel distribution strategy, which includes significant face-to-face channels, built on a strong captive agency force of nearly 7,000 agents, and relationships with approximately 4,200 active brokers and third-party multi-level agency networks. We have distribution relationships with over 80 banks and other financial and non-financial institutions, as well as a fast growing direct marketing channel. This business also has a group/corporate direct sales force of more than 145 agents spanning all geographies.
Similarly, in the Middle East and Africa, we distribute products via a variety of channels, including approximately 1,825 agents, bancassurance, group brokers and direct marketing. Agency is our primary distribution channel, but bancassurance is growing, with over 50 relationships providing access to thousands of bank customers.
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
Pursuant to applicable insurance laws and regulations, MetLife, Inc.’s insurance subsidiaries establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.
U.S. state insurance laws and regulations require certain MetLife entities to submit to superintendents of insurance, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— Regulation — U.S. Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”
Insurance regulators in many of the non-U.S. countries in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “— Regulation — International Regulation.”

Underwriting and Pricing
Underwriting
Our Global Risk Management Department (“GRM”) contains a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for MetLife’s insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate. See “─ Reinsurance Activity.”
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
Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk or group has been examined and approved in accordance with our underwriting guidelines.
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
Pricing
Product pricing reflects our corporate underwriting standards, which are consistent for our global businesses. GRM and regional product teams are responsible for product pricing oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain products, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and we bear all prior year gains and losses. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

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
Rates for individual life insurance products are highly regulated and generally must be approved by the regulators of the jurisdictions in which the product is sold. Generally, such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Individual disability income products are based on anticipated results for the occupation being underwritten. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.
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
Americas - Excluding Latin America
For our Retail Life & Other insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. We currently reinsure 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.
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
Corporate & Other
We reinsure through 100% quota share reinsurance agreements certain run-off LTC and workers’ compensation business written by MetLife USA.
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

Regulation

Overview
In the U.S., our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. As a non-bank systemically important financial institution (“non-bank SIFI”), MetLife, Inc. is also subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”). Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). See “─ U.S. Regulation.”
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the countries in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. As a global systemically important insurer (“G-SII”), MetLife, Inc. may also become subject to additional capital requirements. See “─ International Regulation.”
U.S. Regulation
Insurance Regulation
State insurance regulation generally aims at supervising and regulating insurers individually rather than on a group-wide basis, with the goal of protecting policyholders and ensuring that each insurance company remains solvent. However, see “— Holding Company Regulation — NAIC” for information regarding group-wide supervision.
Each of MetLife’s insurance subsidiaries operating in the United States is licensed and regulated in each U.S. jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving certain policy forms;

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
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.”
NAIC
The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation in December 2010. The revised models include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, several states where MetLife has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. In December 2014, the NAIC adopted amendments to the Model Holding Company Act authorizing NAIC commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers who choose to opt in for the group-wide supervision. The amendments create a selection process for the group-wide supervisor, extend confidentiality protection to communications with the group-wide supervisor, and outline the duties of the group-wide supervisor.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, many of which remain to be completed.

Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. Many of these recommendations urged the states to take action to achieve greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations favored a greater federal role in certain aspects of insurance regulation to promote uniformity, such as FIO participation in supervisory colleges to monitor financial stability and identify issues or gaps in the regulation of large national and internationally active insurers.
Dodd-Frank also includes provisions that impact the investments and investment activities of MetLife, Inc. and its subsidiaries, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the potential application of enhanced prudential standards and other restrictions, including the regulation of proprietary trading and sponsoring or investing in hedge funds or private equity funds, to non-bank SIFIs, all of which affect MetLife, Inc. as the FSOC has designated it as a non-bank SIFI. See “— Regulation as a Non-Bank SIFI.”
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
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 21 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2014, 2013 and 2012, MetLife did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (“SEC”), have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife USA, New England Life Insurance Company, General American Life Insurance Company, and broker-dealer, MetLife Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.

The Company entered into a consent order with the New York State Department of Financial Services (the “Department of Financial Services “) to resolve its inquiry into whether American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) conducted business in New York without a license and whether representatives acting on behalf of these companies solicited, sold or negotiated insurance products in New York without a license. The Company entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. The Department of Financial Services consent order allows certain activities in New York related to American Life and other entities to continue through June 30, 2015. The Company is seeking legislation to allow for such activities to continue beyond that date. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding the consent order and the deferred prosecution agreement.
State insurance regulators and the NAIC are also investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks. The NAIC contracted with Rector & Associates to study captives and recommend additional regulation. Rector & Associates issued recommendations in June 2014, modifying its report which was released for comment in late February 2014 (as modified, the “Rector Report”). The Rector Report was adopted by an NAIC task force on June 30, 2014 and by an NAIC executive committee on August 17, 2014. As a result, a number of NAIC working groups have adopted and may continue to adopt additional regulations on captives. It is premature to project the impact, if any, of any such regulations on MetLife.
Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If additional state insurance regulators restrict the use of such captive reinsurers, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves. We expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. As a result of the Mergers, we no longer cede any variable annuity guarantee risks to a captive reinsurer.  Instead, our reinsured U.S. variable annuity risks are now reinsured by MLIC, MetLife USA, or third parties. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” and Note 16 of the Notes to the Consolidated Financial Statements.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators in January 2013 and March 2014. The next meeting is scheduled for April 2015. Because MetLife, Inc. is now regulated as a non-bank SIFI, we expect that representatives from the Federal Reserve will attend this meeting. We have not received any report or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
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
In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. Insurance commissioners of certain states (e.g., New York) oppose or do not actively support the principles-based reserve approach.
We cannot predict the additional capital requirements or compliance costs, if any, that may result from the above initiatives.
See “— Holding Company Regulation — NAIC” for information regarding the Model Holding Company Act and associated regulation.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of our U.S. insurance subsidiaries, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Most of our U.S. insurance subsidiaries are subject to RBC requirements and report their RBC ratios based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our subsidiaries subject to these requirements was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Statutory Capital and Dividends.”

Effective December 31, 2013, the Department of Financial Services discontinued its most recent amendment to Regulation 147 which governed the valuation of life insurance policies. The amendment reflected changes made in 2013 by the NAIC to Actuarial Guideline 38 (which impacts the valuation of universal and variable life policies with secondary guarantees (“ULSG”)). As a result of this action, New York licensed insurers are required to comply with a prior version of the regulation. MLIC is grading into the new level of required reserves over a three-year period (2013-2015). Under this level grade-in, statutory reserves on in-force ULSG policies increased by the following amounts, net of reinsurance, as of December 31, 2013: $55 million for MLIC, $28 million for Exeter (which was merged into MetLife USA as part of the Mergers) and $25 million for MetLife Reinsurance Company of Vermont (“MRV”); and, as of December 31, 2014, $83 million for MLIC (which includes reserves for risks recaptured from Exeter), and $22 million for MRV. The change in the regulation is expected to have a minimal reserve impact on new sales of our one remaining ULSG product.
The Department of Financial Services issues an annual “Special Considerations” circular letter to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. The Department of Financial Services issued its 2014 Special Considerations letter on October 10, 2014, which was substantially similar to the 2013 letter. The letter mandates the use of certain assumptions in asset adequacy testing. In 2013, MLIC established a three-year grade-in schedule for the amount of LTC reserves required as a result of the new assumptions. In 2014, MLIC established an additional schedule, reflecting current economic conditions, liabilities and assets. The following table summarizes the two schedules of strengthening:

	2013 Schedule	2014 Schedule	Combined Schedule
	(In millions)
2013 Strengthening	$300	N/A	$300
2014 Strengthening	$200	$100	$300
2015 Strengthening	$100	$100	$200*
2016 Strengthening	N/A	$100	$100*
_______________
* The actual 2015 and 2016 amounts may differ from those originally estimated in 2013 and 2014 due to changes in economic conditions, regulation, or policyholder behavior.
We are not aware of any other potential NAIC actions that would have a material impact on the RBC of our U.S. insurance subsidiaries.
Regulation of Investments
Each of our U.S. insurance subsidiaries is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such nonqualifying investments. We believe that the investments made by each of MetLife, Inc.’s U.S. insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2014. See “— Holding Company Regulation — Federal Initiatives” for information regarding the impact on our investments of Dodd-Frank.
Regulation as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.”
On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, although the Federal Reserve Board has not yet determined the enhanced capital requirements that will apply to MetLife, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, as a non-bank SIFI, MetLife, Inc. needs to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, is subject to additional restrictions regarding its ability to merge. The Federal Reserve also has the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.

As a non-bank SIFI, MetLife, Inc. is subject to a number of Dodd-Frank requirements including responsibility to pay, beginning in 2015, certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system. MetLife, Inc. was subject to and paid such assessments in 2012 and 2013 when it was a bank holding company.
Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule (“Regulation YY”) that would have applied a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplated that these standards could be tailored for different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. In February 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. However, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear.
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, our business and competitive position could be materially and adversely affected. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed might constrain its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — U.S. Regulation — Regulation of MetLife as a Non-Bank SIFI.” On September 30, 2014, the Federal Reserve Board announced that it will begin a quantitative impact study (“QIS”) to evaluate the potential effects of its revised regulatory capital framework on savings and loan holding companies and non-bank financial companies supervised by the Federal Reserve that are substantially engaged in insurance underwriting activity (insurance holding companies). The Federal Reserve Board is conducting the QIS in order to enable it to design a capital framework for insurance holding companies it supervises.
The stress testing requirements have been implemented and require non-bank SIFIs that are subject to capital requirements imposed by the Federal Reserve Board (as well as bank holding companies with $50 billion or more of assets) to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. As a non-bank SIFI, MetLife, Inc.’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. As a non-bank SIFI, MetLife, Inc. will be required to submit a resolution plan by July 1, 2016, unless the Federal Reserve Board and Federal Deposit Insurance Corporation (“FDIC”) require a different due date.

In addition, if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s level of risk.
Orderly Liquidation Authority
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as MetLife, Inc.), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority.
Volcker Rule
Under the Volcker Rule, Dodd-Frank authorizes through rulemaking additional capital requirements and quantitative limits on proprietary trading and sponsoring or investing in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”), by a non-bank SIFI. MetLife, Inc. and its affiliates are now subject to such requirements and limits. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, Inc., as a non-bank SIFI, may have to alter any of its future activities to comply.
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

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on the Company, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements would be applicable to us in 2019 if the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”), U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. These increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Securities, Broker-Dealer and Investment Adviser Regulation
Some of our subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933. Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”), and are members of, and subject to regulation by, FINRA. Further, some of our subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended, and are also registered as investment advisers in various states, as applicable. Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws.
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
Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our broker-dealers. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2015.
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon us, resulting in increased costs.
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
The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.
We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

International Regulation
Regulation of our insurance operations outside of the U.S. includes minimum capital, solvency and operational requirements. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by regulators to supervise our non-U.S. insurance businesses. We also have investment and pension companies in certain foreign jurisdictions that provide mutual fund, pension and other financial products and services. Those entities are subject to securities, investment, pension and other laws and regulations. In some jurisdictions, some of our insurance products are considered “securities” under local law and may be subject to local securities regulations and oversight by local securities regulators.
Our international operations are exposed to increased political, legal, financial, operational and other risks. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability (including any resulting economic or trade sanctions), dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators. Changes in the laws and regulations that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions. For example, legislation in Poland became effective on February 1, 2014, enacting significant changes to the country’s pension system, including redemption of Polish government bonds held by pension funds. This legislation has had a negative impact on our pension business in Poland, but has not had and is not expected to have a material impact on our overall pension business. In addition, a tax reform bill was enacted in Chile on September 29, 2014 which includes, among other things, a gradual increase in the corporate tax rate from 20% to 27%, with a taxpayer election that limits the corporate tax rate to 25% but eliminates the taxable profits fund, an exemption on taxes on corporate income that is reinvested. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results and Corporate & Other — EMEA” for a discussion of a write-down of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) associated with our EMEA business and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results and Corporate & Other — Latin America” for information regarding the impact on our Latin America business of the new tax legislation in Chile. Also pending in Chile are changes to its pension system: a bill to create a state-owned pension company was introduced and a Presidential Advisory Committee was created to draft a reform proposal of the pension system. Both proposals are not finalized and may still change further if a bill results from their recommendations. It is premature to predict the impact of such reforms on our pension business in Chile.
Part of our international insurance operations may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations to policyholders and claimants resulting from the insolvency of insurance companies. We cannot predict the timing and scope of any assessments that may be made in the future, which may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Annually, many of our international insurance operations are required to conduct an analysis of the sufficiency of all statutory reserves. In most of those cases, a locally qualified actuary must submit an analysis of the likelihood that the reserves make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. Local regulatory and actuarial standards for this vary widely; the required implied certainty of the signing actuary’s opinion varies equally widely.
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

Solvency Regimes
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
Other Solvency Regimes
In addition, our insurance business in Mexico will be impacted by Mexico’s insurance law reform, adopted in February 2013. The reform envisions a Solvency II-type regulatory framework, instituting changes to reserve and capital requirements and corporate governance and fostering greater transparency. While originally scheduled to be effective in April 2015, in October 2014, the grace period for implementation of certain legal requirements related to RBC and assets and liabilities valuation was extended to January 2016. During this extended consultation period, two new quantitative impact studies will be performed. Other requirements, such as governance, risk and control requirements, will retain the original April 2015 deadline.
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
In China, the business of our joint venture (as well as the industry) will be impacted by a new risk-based solvency regime which will be published by the China Insurance Regulatory Commission in 2015 and is expected to be implemented at the end of 2015 or in early 2016, although it is likely there will be transitional arrangements applying from 2015. Like Solvency II, the new regime focuses on risk management and has three pillars (strengthened quantitative capital requirements, enhanced qualitative supervision and establishing a governance and market discipline process).
Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. In July 2013 and November 2014, the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. The FSB will continue to update the list annually.

For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR until fully adopted and implemented in 2019. Work on HLA development is in early stages and how the HLA requirements will be computed remains unclear. It is expected that the IAIS will publish an exposure draft of HLA requirements in June 2015; they are required to be finalized by the end of 2015. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. The IAIS expects to finalize the ICS by 2016, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain.
Japan
Our operations in Japan are subject to regulation and examination by Japan’s Financial Services Agency (“FSA”). Our operations in Japan are required to file with the FSA annual reports for each fiscal year (ending March 31) which include financial statements. These annual reports are not prepared on a U.S. GAAP basis. Similar to the U.S., Japanese law provides that insurers in Japan must maintain specified solvency standards for the protection of policyholders and to support the financial strength of licensed insurers. As of December 31, 2014, the date of our most recent regulatory filing in Japan, the solvency margin ratio of our Japan operations was in excess of four times the 200% solvency margin ratio that would require corrective action. Most Japanese life insurers maintain a solvency margin ratio well in excess of the legally mandated minimum.
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

Insurer Financial Strength Ratings
The following insurer financial strength ratings represent each rating agency’s opinion of MetLife, Inc.’s insurance subsidiaries’ ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in MetLife, Inc.’s securities. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating. Additional information about financial strength ratings can be found on the respective websites of the rating agencies.
Our insurer financial strength ratings at the date of this filing are as follows:

	A.M. Best	Fitch	Moody's	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
American Life Insurance Company	NR	NR	A1	AA-
			5th of 21	4th of 22
First MetLife Investors Insurance Company	A+	NR	NR	AA-
	2nd of 16			4th of 22
General American Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
MetLife Insurance Company USA*	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
MetLife Insurance K.K. (MetLife Japan)**	NR	NR	NR	AA-
4th of 22
New England Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
______________
NR = Not rated

*
Formerly known as MetLife Insurance Company of Connecticut. Effective November 14, 2014, MetLife Investors Insurance Company and MetLife Investors USA Insurance Company merged into MetLife Insurance Company USA.

**	Negative outlook by S&P effective May 2, 2012, reflects S&P’s sovereign ratings on Japan.
See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Rating Agencies” for an in depth description of the impact of a ratings downgrade.

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
Numerous aspects of our business are subject to regulation. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. See “— Regulation.”
Employees
At December 31, 2014, we had approximately 68,000 employees. We believe that our relations with our employees are satisfactory.

Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Steven A. Kandarian	62	•	Chairman of the Board of MetLife, Inc. (January 2012-present) (Director of MetLife, Inc. since 2011)
		•	President and Chief Executive Officer (May 2011-present) of MetLife, Inc.
		•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (April 2005-April 2011)
Ricardo A. Anzaldua	61	•	Executive Vice President and General Counsel of MetLife, Inc. (December 2012-present)
		•	The Hartford Financial Services Group, Inc., an insurance and financial services company (February 2007-December 2012)
			• Associate general counsel and senior vice president, director of commercial and consumer markets law (October 2010-December 2012)
			• Associate general counsel and senior vice president, director of corporate law (February 2007-October 2010); corporate secretary (February 2008-October 2010)
Steven J. Goulart	56	•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (May 2011-present)
		•	Head of the Portfolio Management Unit as Senior Managing Director of MLIC (January 2011-April 2011)
		•	Senior Vice President and Treasurer, MetLife, Inc. (July 2009-April 2011)
John C.R. Hele	56	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (September 2012-present)
		•	Executive vice president, chief financial officer and treasurer, Arch Capital Group Ltd., an insurance and reinsurance company (April 2009-August 2012)
Frans Hijkoop	54	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (August 2011-present)
		•	Chief personnel officer and senior vice president of human resources, American Foods division of PepsiCo Inc., a food and beverage company (January 2008-August 2011)
Michel Khalaf	51	•	President, EMEA of MetLife, Inc. (November 2011-present)
		•	Executive Vice President of MLIC (January 2011-November 2011)
		•	Regional President, Middle East, Africa and South Asia, Alico (November 2008-November 2011) (Mr. Khalaf joined MetLife as a result of the acquisition of ALICO)
Esther Lee	51	•	Executive Vice President and Global Chief Marketing Officer of MetLife, Inc. (January 2015-present)
		•	Senior Vice President, Brand Marketing, Advertising and Sponsorships of AT&T, Inc., a communications company (August 2011-December 2014)
		•	Senior Vice President, Brand Marketing and Advertising of AT&T, Inc., a communications company (June 2009-July 2011)
Martin J. Lippert	55	•	Executive Vice President and Head of Global Technology and Operations of MetLife, Inc. (November 2011-present)
		•	Executive Vice President and Head of Global Technology of MetLife, Inc. (September 2011-November 2011)
Maria R. Morris	52	•	Executive Vice President and Head of Global Employee Benefits of MetLife, Inc. (November 2011-present)
		•	Executive Vice President, Global Operations, Integration of MetLife, Inc. (September 2011-November 2011)
		•	Executive Vice President, Technology and Operations of MetLife, Inc. (January 2008-September 2011)
Christopher G. Townsend	46	•	President, Asia of MetLife, Inc. (August 2012-present)
		•	Chief executive officer of the Asia Pacific region, Chartis, a unit of AIG, an insurance and financial services company (January 2010-April 2012)
		•	Chief executive officer, Chartis Australasia (February 2007-January 2010)
William J. Wheeler	53	•	President, Americas of MetLife, Inc. (November 2011-present)
		•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (December 2003-November 2011)

Trademarks
We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have the exclusive global license to use the Peanuts® characters in the area of financial services and healthcare benefit services under an advertising and premium agreement with Peanuts Worldwide, LLC up to December 31, 2019. We also have a non-exclusive license to use certain Citigroup-owned trademarks in connection with the marketing, distribution or sale of life insurance and annuity products under a licensing agreement with Citigroup until June 30, 2015. As a result of the acquisition of American Life and DelAm (collectively, “ALICO”), we acquired trademarks of American Life, including the “ALICO” trademark. In addition, as a result of our acquisition of ProVida, we acquired “PROVIDA” and other trademarks. We believe that our rights in our trademarks and under our Peanuts® characters license and our Citigroup license are well protected.
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
MetLife makes available, free of charge, on its website (www.metlife.com) through the Investor Relations web page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports, as soon as reasonably practicable after filing (furnishing) such reports to the SEC. MetLife encourages investors to visit the Investor Relations web page from time to time, where it announces additional financial and other information about it to its investors, including in press releases, public conference calls and webcasts. The information found on MetLife’s website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document MetLife files with the SEC, and any references to MetLife’s website are intended to be inactive textual references only.
Item 1A. Risk Factors
Economic Environment and Capital Markets-Related Risks
If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect our financial condition, as well as the volume, profitability and results of our business operations, either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification.
At times throughout the past few years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about global economic conditions, capital markets and the solvency of certain EU member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have caused elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” The financial markets have also been affected periodically by concerns over U.S. fiscal policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” Any of these concerns could have significant adverse effects on the economic and financial markets generally.

To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.” Also, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees, capital maintenance obligations and/or collateral requirements associated with our affiliated reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility, which may also increase the cost and limit the availability of the hedging instruments and other protective measures we take to mitigate such risk.
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
The financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” below.
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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital needed to operate our business, most significantly in our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital necessary to grow our business. As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
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
Our expectation for future spreads is an important component in the amortization of DAC and VOBA. Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
As a global insurance company, we are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity, by keeping interest rates low and through its asset purchase programs, and may take further action to influence rates in the future. Such actions may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. Central banks in other parts of the world have also pursued accommodative monetary policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” For a discussion of the impact of the low interest rate environment on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA, which reduces net income and may also cause us to accelerate the amortization of negative VOBA, which increases net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds. However, this increase in interest rates would typically cause any guaranteed living benefits to decline in value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
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
Obligor-Related Risks
Our investment portfolio contains investments in government bonds issued by certain EU member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Recently, the EU member states have experienced above average public debt and unemployment and lower than targeted inflation. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany, and financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Concerns regarding these difficulties could disrupt the functioning of the financial markets.
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
Regulatory and Legal Risks
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”

U.S Regulation
Insurance Regulation
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
State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risk. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If additional state insurance regulators restrict the use of such captive reinsurers, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products and/or our RBC ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See Note 16 of the Notes to the Consolidated Financial Statements. For more information on our use of captive reinsurers, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Holding Company Regulation — Federal Initiatives.”
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
Regulation of MetLife as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI. As a non-bank SIFI, MetLife, Inc. is subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. Many of the regulatory requirements that will apply to us have not been specified. The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI.”
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold.
If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, our business and competitive position could be materially and adversely affected. The capital requirements that apply to us could also constrain our ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect our capital. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed might constrain its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI.”

Additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs will likely include leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board also has the right to require any of MetLife, Inc.’s insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, under the so-called Volcker Rule, the Federal Reserve Board could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. As a result of our designation as a non-bank SIFI, MetLife, Inc. will be subject to such requirements and limits as the Federal Reserve Board may impose.
Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company. In addition, as a non-bank SIFI, MetLife, Inc. must pay, beginning in 2015, certain assessments and other charges. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI.”
Other Federal Regulatory Agencies
As part of Dodd-Frank, Congress established the CFPB, which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife. See “Business — Regulation — U.S. Regulation — Consumer Protection Laws.” MetLife, Inc.’s subsidiary, MLHL, which merged with MetLife, Inc.’s former subsidiary, MetLife Bank, is regulated by the CFPB.
Mortgage and Foreclosure-Related Exposures
State and federal regulatory and law enforcement authorities have initiated various inquiries and investigations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry, mortgage origination and mortgage servicing practices. Although we have reached settlements with some regulators relating to our mortgage servicing activities, pending or additional inquiries, investigations or examinations may result in further monetary payments or other measures against us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Mortgage and Foreclosure-Related Exposures.”
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
The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2015. See “Business — Regulation — U.S. Regulation — ERISA Considerations.”

International Regulation
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability (including any resulting economic or trade sanctions), dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities or regulators. This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally, to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Business — Regulation — International Regulation” and “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”
Solvency Regimes
We are subject to the evolving Solvency II insurance regulatory directive established by the European Parliament in 2009 for our insurance business throughout the European Economic Area, and may be subject to similar solvency regulations in other regions, such as Mexico, Chile and China. See “Business — Regulation — International Regulation — Solvency Regimes.” As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.
Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify global systemically important financial institutions. To this end, the IAIS devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. In July 2013 and November 2014 the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. While the regulatory regime that would apply to G-SIIs is still being developed, it is expected to include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain. See “Business — Regulation — International Regulation — Global Systemically Important Insurers.”
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

The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as Such a Financial Institution and as an Investor in Other Such Financial Institutions, as well as Our Investors
Under provisions of Dodd-Frank, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the United States. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were appointed as the receiver for another type of a company (including an insurance holding company such as MetLife, Inc.), liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies and other financial companies with assets of $50 billion or more, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase our funding costs. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI — Orderly Liquidation Authority.”
Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products
The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefits and other products and on the purchasers of certain of these products. In 2014, we became subject to a new excise tax called the “health insurer fee,” the cost of which will primarily be passed on to group purchasers of certain of our dental and vision insurance products. Additionally, with respect to dental insurance products sold to groups with fifty or fewer employees, we have changed certain of our product offerings. The cost of these product changes will also be reflected in our pricing of such products. The Health Care Act or any other related regulations or regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.
On July 14, 2014, the District of Columbia (“DC”) adopted a law that imposes an assessment on health insurers doing business in DC, including those that issue policies covering the Health Insurance Portability and Accountability Act excepted benefits (which includes critical illness, accident, dental, vision, disability income, LTC and hospital indemnity insurance, among other products the Company sells). This assessment will spread the funding of the DC public healthcare exchange’s $26 million budget across all health insurers, including those that do not and/or could not sell insurance on the exchange. An insurance trade group has filed suit on behalf of the industry challenging this assessment, arguing that it is preempted by the Health Care Act, and that it is unconstitutional. On November 13, 2014, the court granted DC’s motion to dismiss the complaint, which is being appealed by the insurance trade group. The Company has received assessments totaling approximately $433,000. A number of other states are also considering levying assessments on insurers, other than health insurers, to fund their healthcare exchanges. While the financial impact to the Company of DC’s action will be minimal, if other states successfully adopt this model, there could be an impact on product pricing and sales.
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
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could change the way we conduct our business and the products we sell. This may adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs. See “Business — Regulation — U.S. Regulation — Securities, Broker-Dealer and Investment Adviser Regulation.” We also may be subject to similar laws and regulations in the foreign countries in which we offer products or conduct other activities similar to those described above. See “Business — Regulation — International Regulation.”
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
Investments-Related Risks
Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate joint ventures and funds. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our net income and financial position.
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

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for OTC derivatives that are cleared and settled through central clearing counterparties (“OTC-cleared”) transactions entered into after June 10, 2013 and for OTC derivatives that are bilateral contracts between two counterparties (“OTC-bilateral”) entered into after the phase-in period, which would be applicable to us in 2019 if the Prudential Regulators, the CFTC and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. Each of these items could also adversely affect our liquidity. The Prudential Regulators, CFTC, central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity, or charge us to pledge such collateral, which would increase our costs. See “Business — Regulation — U.S. Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral,” and Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity securities represented 71% of our total cash and invested assets at December 31, 2014. Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have far exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale.”
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

Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition
Fixed maturity, equity, fair value option (“FVO”) and trading securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” and Notes 1 and 10 of the Notes to the Consolidated Financial Statements.
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
Risks Related to Our Business
Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability
Our international operations face political, legal, financial, operational and other risks. These operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability (including any resulting economic or trade sanctions), dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations and the imposition of regulations limiting our ability to distribute our products. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Business — Regulation — International Regulation” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
We have operations in regions where the legal and political systems and regulatory frameworks are subject to instability and disruptions. For example, instability has increased in many parts of the Middle East as well as Argentina, Ukraine and Russia. Lack of legal certainty and stability in these regions exposes our operations there to increased risk of disruption and to adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business in these regions.
We have market presence in nearly 50 different countries and increased exposure to risks posed by local and regional economic conditions. Europe continues to experience a recession and overall sluggish economic performance, with concerns over low inflation becoming more pronounced. Unfavorable economic conditions in Europe could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments, all of which could have a material adverse effect on our business, results of operations and financial condition. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.” Countries in Europe’s perimeter region have been particularly affected by the recession, resulting in increased national debts and depressed economic activity. We have significant operations and investments in these countries which could be adversely affected by economic developments such as higher taxes, growing inflation, deflation, decreasing government spending, rising unemployment and currency instability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”

In addition, we face substantial exposure to the Japanese economy given our operations there. Despite some recovery in gross domestic product (“GDP”) growth and rising inflation in the first half of 2014, momentum has slowed and structural weaknesses and debt sustainability have yet to be addressed effectively. This leaves the economy vulnerable to further disruption, which may have an adverse effect on our results of operations and financial condition. See “— Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.”
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
Lastly, we are continuing to expand our international operations in certain markets where we operate and in selected new markets. This may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. The prospects of our business also may be materially and adversely affected if we are not able to manage the growth of such international operations successfully. There can be no assurance that we will be successful in managing such future growth. Further, operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local political, economic and market conditions. Therefore, as we expand internationally, we may not achieve expected operating margins and our results of operations may be negatively impacted.
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
Historically, we have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with investments denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our U.S. dollar basis consolidated financial statements. Although we take certain actions to address this risk, including entering into foreign currency derivatives, foreign currency exchange rate fluctuation could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. Our reported results could also be adversely affected if the economy of one or more of our foreign subsidiaries is determined to be “highly inflationary,” generally defined by a cumulative inflation rate of approximately 100% or more over a three-year period. See “Quantitative and Qualitative Disclosures About Market Risk.”
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
We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies
MLIC’s plan of reorganization, as amended, established in connection with its demutualization (the “Plan of Reorganization”), required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own individual participating whole life insurance policies of MLIC in force at the time of the demutualization are met. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.
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
The assets and liabilities of the closed block were $42.8 billion and $46.2 billion, respectively, at December 31, 2014. See Note 7 of the Notes to the Consolidated Financial Statements.
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

Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:
•reducing new sales of insurance products, annuities and other investment products;
•adversely affecting our relationships with our sales force and independent sales intermediaries;
•materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;
•requiring us to post additional collateral under certain of our financing and derivative transactions;
•requiring us to reduce prices for many of our products and services to remain competitive ; and
•adversely affecting our ability to obtain reinsurance at reasonable prices or at all.
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
We have hurricane exposure in coastal sections of the northeastern U.S. (including lower New York, New Jersey, Connecticut, Rhode Island and Massachusetts), the south Atlantic states (including Virginia, North Carolina, South Carolina, Georgia and Florida) and the Gulf Coast (including Alabama, Mississippi, Louisiana and Texas). We also have some earthquake exposure, primarily along the New Madrid fault line in the central U.S. and in the Pacific Northwest.
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
Most of the jurisdictions in which our U.S. insurance subsidiaries are admitted to transact business require life and property & casualty insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, who may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life and property & casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” and “Business — Regulation — International Regulation.”
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
Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life and ULSG, as well as MLIC’s closed block. While we have financing facilities in place for certain previously written business, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.

Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, the use of captive reinsurers is being studied by the Department of Financial Services and the NAIC. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If other state insurance regulators determine to restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, thereby hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.
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
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation,” “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”
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
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.”
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
If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” for a discussion of how significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
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
Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Certain of our variable annuity products include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”), and guaranteed minimum income benefits (“GMIBs”). These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.

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
Acquisition-Related Risks
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from joint venture or legal entity reorganization activities.
The valuation and structure for any transaction reflect our financial projections and other qualitative and quantitative factors. Every transaction exposes us to the risk that actual results may materially differ from what we have projected. Factors that can cause our financial projections to vary materially from ultimate experience include, but are not limited to, macroeconomic, business growth, demographic, policyholder behavior, regulatory and political conditions.
In addition, our ability to achieve certain financial benefits we anticipate from any acquisitions of businesses will depend in part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations and differences in operational culture may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.

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

•	If the acquired business relies on continued distribution access with another party, we are also exposed to the risk of loss of exclusivity or change in access due to regulatory changes.

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

•
In cases where we or an acquired business operates in certain markets through joint ventures, the acquisition may affect the continued success and prospects of the joint venture. Our ability to exercise management control or influence over these joint venture operations and our investment in them will depend on the continued cooperation between the joint venture participants and on the terms of the joint venture agreements, which allocate control among the joint venture participants. We may face financial or other exposure in the event that any of these joint venture partners fail to meet their respective obligations under the joint venture, encounter financial difficulty or elect to alter, modify or terminate the relationship.

•
We may incur significant costs in connection with any acquisition and the related integration. The costs and liabilities actually incurred in connection with an acquisition and subsequent integration process may exceed those anticipated.

There could be unforeseen liabilities or asset impairments, including goodwill impairments, which arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.
In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses. Although we generally have rights to indemnification for certain losses, our rights are limited by survival periods for bringing claims and limitations on the nature and amount of losses we may recover, and we cannot be certain that indemnification will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any loss we may suffer. For example, we are indemnified under the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., American International Group, Inc. (“AIG”) and ALICO Holdings, LLC (now AM Holdings, LLC (“AM Holdings”)), a subsidiary of AIG, for various tax matters, including U.S. federal income taxes attributable to periods during which the ALICO business was included in AIG’s consolidated federal income tax return. It is possible, however, that any such indemnification may not be fully collectible.
Likewise, when we dispose of subsidiaries or operations, we may remain liable to the acquiror or to third parties for certain losses or costs arising from the divested business. We may also incur a loss on the disposition.
The use of our own funds as consideration in any acquisition would consume capital resources, which could affect our capital plan and render those funds unavailable for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries. There could also be changes in regulatory requirements that could impact our operations or capital requirements in unanticipated ways. Changes in statutory or U.S. GAAP accounting principles, practices or policies could also create unforeseen difficulties.

We may also participate in joint ventures with other companies or government enterprises in various international markets, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for capital, product distribution, local market knowledge, or other resources. Limits on our ownership levels under local laws or regulations may increase our dependence on joint venture counterparties. A joint venture may require an investment of considerable management, financial and operational resources to establish sufficient infrastructure such as underwriting, actuarial, risk management, compliance or other processes. If we are unable to effectively cooperate with joint venture counterparties, or any joint venture counterparty fails to meets its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to achieve our objectives and our results of operations may be negatively impacted.
In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in November 2014, the Company completed the Mergers. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Executive Summary — Other Key Information — Significant Events.” The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those that are present in the case of an acquisition. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. We may also incur additional expenses in connection with planning and effectuating these mergers and related transactions. We may encounter delays or unforeseen problems in making changes to our information technology systems that are needed to reflect the mergers. Loss of key personnel could adversely affect our ability to carry out these transactions. In addition, these transactions may absorb significant attention from our management, which could reduce management’s focus on other aspects of our business. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
Capital-Related Risks
Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish
The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. There is no requirement or assurance that we will declare and pay any dividends. In addition, as a result of MetLife, Inc.’s designation as a non-bank SIFI, we may be subject to restrictions arising from Federal Reserve regulation, including capital planning and stress testing requirements. The capital requirements that will apply to non-bank SIFIs are unclear. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” In addition, our ability to pay dividends on our common stock and repurchase our common stock is subject to restrictions arising from the terms of our preferred stock, junior subordinated debentures and trust securities, so called “dividend stopper” provisions, in situations where we may be experiencing financial stress. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife’s Fixed-to-Floating Exchangeable Surplus Trust Securities, which are exchangeable for junior subordinated debentures, and which contain terms with the same substantive effects in this discussion as the terms of MetLife, Inc.’s junior subordinated debentures. In addition, our ability to pay dividends on our preferred stock and interest on our junior subordinated debentures are also restricted by the terms of those securities.
Regulatory Restrictions
The Federal Reserve Board is required under Dodd-Frank to adopt enhanced prudential standards, including heightened capital requirements and stress testing requirements, for non-bank SIFIs. However, it has not yet done so, but it has indicated that it intends to apply enhanced prudential standards to non-bank SIFIs by rule or order. The manner in which these proposed standards might apply to MetLife, Inc., as a non-bank SIFI, remains unclear. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI.” It is possible that these requirements, or any others adopted, could restrict our ability to pay dividends and repurchase our common stock. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. See “— Capital-Related Risks — As A Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends.”

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

As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends
MetLife, Inc. is a holding company for its insurance and financial subsidiaries and does not have any significant operations of its own. Dividends from its subsidiaries and permitted payments to it under its tax sharing agreement with its subsidiaries are its principal sources of cash to meet its obligations and to pay preferred and common stock dividends. If the cash MetLife, Inc. receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, MetLife, Inc. may be required to raise cash through the incurrence of debt, the issuance of additional equity or the sale of assets.
The payment of dividends and other distributions to MetLife, Inc. by its U.S. insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. The payment of dividends and other distributions by insurance companies is also influenced by business conditions and rating agency considerations. See “Business — Regulation — U.S. Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” See also “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
Any payment of interest, dividends, distributions, loans or advances by our foreign subsidiaries and branches to MetLife, Inc. could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which such foreign subsidiaries operate. See “Business — Regulation — International Regulation” and “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”
Operational Risks
Our Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
We have devoted significant resources to develop and periodically update our risk management policies and procedures to reflect ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under pending regulations. See “Business —Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” and “Quantitative and Qualitative Disclosures About Market Risk.”
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
The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third-parties that provide operational or information technology services to us to confirm compliance with MetLife’s information security standards, the failure of such third-parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $210 million.
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

General Risks
MetLife, Inc.’s Board of Directors May Influence the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust
Under the Plan, we established the MetLife Policyholder Trust to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of February 23, 2015, the Trust held 179,156,108 shares, or 16.0%, of the outstanding shares of MetLife, Inc. common stock. Because of voting provisions of the Trust and the number of shares held by it, the Trust may affect the outcome of matters brought to a stockholder vote. Except on votes regarding certain fundamental corporate actions described below, the trustee will vote all of the shares of common stock held in the Trust in accordance with the recommendations given by MetLife, Inc.’s Board of Directors to its stockholders or, if the Board gives no such recommendations, as directed by the Board. As a result of the voting provisions of the Trust, the Board of Directors may be able to influence the outcome of votes on matters submitted to a vote of stockholders, excluding certain fundamental corporate actions, so long as the Trust holds a substantial number of shares of common stock.
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
The MetLife Policyholder Trust Agreement provides that we may terminate the Trust once the percentage of outstanding shares held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after we provide the trustee with notice that the percentage of outstanding shares held in the Trust is 10% or less. In connection with any termination of the Trust, all of the shares of common stock then held in the Trust will need to be distributed to the respective Trust beneficiaries, unless we offer to purchase all or a portion of such Trust shares. In connection with the termination of the Trust and such a distribution, we may incur costs related to regulatory filings, mailings to Trust beneficiaries or others, and costs related to an increase in the number of shareholders, which may include increased mailing and proxy solicitation expenses. After such a distribution, the addition of the respective Trust beneficiaries to our shareholder base with full voting rights may have a significant impact on matters brought to a stockholder vote and other aspects of our corporate governance.
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

Changes in Our Assumptions Regarding the Discount Rate, Expected Rate of Return, Mortality Rates and Expected Increase in Compensation Used for Our Pension and Other Postretirement Benefit Plans May Result in Increased Expenses and Reduce Our Profitability
We determine our pension and other postretirement benefit plan costs based on our best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets, mortality rates, expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability. See Note 18 of the Notes to the Consolidated Financial Statements for details on how changes in these assumptions would affect plan costs.
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

•
Dodd-Frank provisions that restrict or impede consolidations, mergers and acquisitions by systemically significant firms. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs.”

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

In addition, MetLife, Inc.’s certificate of incorporation and by-laws also contain provisions that may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests or may otherwise adversely affect prevailing market prices for MetLife, Inc.’s common stock. These provisions include: a prohibition on the calling of special meetings by stockholders; and advance notice procedures for the nomination of candidates to the Board of Directors and stockholder proposals to be considered at stockholder meetings. MetLife, Inc.’s certificate of incorporation and by-laws also contain supermajority voting requirements for the amendment of certain provisions of the certificate of incorporation and shareholder amendment of the by-laws. The Board of Directors has proposed that shareholders change these voting requirements to a majority voting standard, and anticipates that shareholders will vote on these changes at MetLife, Inc.’s 2015 annual shareholder meeting.
Item 1B. Unresolved Staff Comments
MetLife has no unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2. Properties
We lease 410,000 rentable square feet in an office building in Manhattan, New York, which is occupied by all of our segments, as well as Corporate & Other. The term of that lease commenced in February 2008 and continues until April 2029. In August 2009, we subleased 32,000 rentable square feet of that space to a subtenant, which has met our standards of review with respect to creditworthiness.
We lease 400,000 rentable square feet in Charlotte, North Carolina, which is predominantly occupied by the Retail segment, as well as Corporate & Other. The term of that lease commenced in April 2013 and continues until September 2026. We leased an additional 30,000 rentable square feet in Charlotte, North Carolina which commenced in May 2014 and continues until December 31, 2015. We have entered into a lease agreement to occupy 425,000 rentable square feet in two buildings in Cary, North Carolina, which will be occupied by Global Technology & Operations, which supports all of our segments, as well as Corporate & Other. The lease for one building commenced in February 2015. The lease for the remaining building is anticipated to commence in April 2015, which coincides with the anticipated completion of construction of the building. The lease for both buildings will continue until April 2030.
We also lease space at 200 Park Avenue, which houses MetLife, Inc.’s boardroom and is occupied by all of our segments and Corporate & Other. We have retained rights to existing signage and are leasing space for associates in the property for 20 years with optional renewal periods through 2205.
We own 14 buildings in the U.S. that we use in the operation of our business. These buildings contain 3.3 million rentable square feet and are located in the following states: Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Rhode Island. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. In addition to the aforementioned leases in New York and North Carolina, we lease space in 300 other locations throughout the U.S. Including our Long Island City, New York facility, these leased facilities consist of 5.5 million rentable square feet. Of these leases, 265 are occupied as sales offices while the balance of the space is utilized for corporate functions supporting business activities. We also own 95 properties and lease close to 1,000 sites in various locations outside the U.S. We believe that these properties are suitable and adequate for our current and anticipated business operations.
We arrange for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, we have arranged $500 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2015, its renewal date.
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
The following table presents high and low closing prices for our common stock on the NYSE for the periods indicated:

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$54.55	$56.55	$57.22	$56.36
Low	$47.06	$49.19	$51.08	$47.71

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$40.20	$46.10	$51.47	$54.02
Low	$34.64	$35.53	$45.85	$46.38
At February 23, 2015, there were 83,607 stockholders of record of our common stock.
The following table presents common stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the years ended December 31, 2014 and 2013:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
October 28, 2014	November 7, 2014	December 12, 2014	$0.350	$398
July 7, 2014	August 8, 2014	September 12, 2014	$0.350	$395
April 22, 2014	May 9, 2014	June 13, 2014	$0.350	$395
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	$311
				$1,499

October 22, 2013	November 8, 2013	December 13, 2013	$0.275	$311
June 25, 2013	August 9, 2013	September 13, 2013	$0.275	$303
April 23, 2013	May 9, 2013	June 13, 2013	$0.275	$302
January 4, 2013	February 6, 2013	March 13, 2013	$0.185	$203
				$1,119

The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to approval of the Federal Reserve as a result of MetLife, Inc.’s designation as a non-bank SIFI. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in the event we are experiencing financial stress. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Dividends” and Note 23 of the Notes to the Consolidated Financial Statements for further information regarding preferred and common stock dividends.
See Item 12 for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2014 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2014	6,058,834	$50.28	6,058,834	$513,303,009
November 1 - November 30, 2014	2,900,038	$54.35	2,900,038	$355,696,325
December 1 - December 31, 2014	1,751,972	$54.29	1,749,173	$1,260,735,176
______________

(1)
During the periods October 1 through October 31, 2014, November 1 through November 30, 2014, and December 1 through December 31, 2014, separate account index funds purchased 0 shares, 0 shares and 2,799 shares, respectively, of common stock on the open market in nondiscretionary transactions. Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc. other than through a publicly announced plan or program.

(2)
On January 15, 2008, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of common stock repurchases. On April 22, 2008, MetLife, Inc. announced that its Board of Directors authorized an additional $1.0 billion of common stock repurchases. MetLife, Inc. completed purchases under the January 2008 authorization in August 2014. MetLife, Inc. commenced purchases under the April 2008 authorization in August 2014 and, at December 31, 2014, $261 million remained unutilized under this authorization. On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized an additional $1.0 billion of common stock repurchases. MetLife, Inc. made no purchases under that authorization in 2014 and, at December 31, 2014, an aggregate of $1.3 billion remained unutilized under the April 2008 and December 2014 repurchase authorizations. MetLife, Inc. completed purchases under the April 2008 authorization in January 2015, and commenced purchases under the December 2014 authorization. In 2015, through February 23, 2015, MetLife, Inc. repurchased 15,081,322 shares of its common stock in the open market for $739 million under these authorizations and, at February 23, 2015, MetLife, Inc. had $522 million remaining under the December 2014 repurchase authorization. The April 2008 and December 2014 authorizations permit MetLife, Inc. to purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of transactions meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI,” “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements.

.

Item 6. Selected Financial Data
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data at December 31, 2014 and 2013 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data at December 31, 2012, 2011 and 2010 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Statement of Operations Data (1)
Revenues
Premiums	$39,067	$37,674	$37,975	$36,361	$27,071
Universal life and investment-type product policy fees	9,946	9,451	8,556	7,806	6,028
Net investment income	21,153	22,232	21,984	19,585	17,493
Other revenues	2,030	1,920	1,906	2,532	2,328
Net investment gains (losses)	(197)	161	(352)	(867)	(408)
Net derivative gains (losses)	1,317	(3,239)	(1,919)	4,824	(265)
Total revenues	73,316	68,199	68,150	70,241	52,247

Expenses
Policyholder benefits and claims	39,102	38,107	37,987	35,471	29,187
Interest credited to policyholder account balances	6,943	8,179	7,729	5,603	4,919
Policyholder dividends	1,376	1,259	1,369	1,446	1,485
Goodwill impairment	—	—	1,868	—	—
Other expenses	17,091	16,602	17,755	18,537	12,927
Total expenses	64,512	64,147	66,708	61,057	48,518
Income (loss) from continuing operations before provision for income tax	8,804	4,052	1,442	9,184	3,729
Provision for income tax expense (benefit)	2,465	661	128	2,793	1,110
Income (loss) from continuing operations, net of income tax	6,339	3,391	1,314	6,391	2,619
Income (loss) from discontinued operations, net of income tax	(3)	2	48	24	44
Net income (loss)	6,336	3,393	1,362	6,415	2,663
Less: Net income (loss) attributable to noncontrolling interests	27	25	38	(8)	(4)
Net income (loss) attributable to MetLife, Inc.	6,309	3,368	1,324	6,423	2,667
Less: Preferred stock dividends	122	122	122	122	122
Preferred stock redemption premium	—	—	—	146	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$6,187	$3,246	$1,202	$6,155	$2,545

EPS Data (1), (2)
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$5.48	$2.94	$1.08	$5.79	$2.83
Diluted	$5.42	$2.91	$1.08	$5.74	$2.81
Income (loss) from discontinued operations, net of income tax, per common share:
Basic	$—	$—	$0.04	$0.02	$0.05
Diluted	$—	$—	$0.04	$0.02	$0.05
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$5.48	$2.94	$1.12	$5.81	$2.88
Diluted	$5.42	$2.91	$1.12	$5.76	$2.86
Cash dividends declared per common share	$1.33	$1.01	$0.74	$0.74	$0.74

	December 31,
	2014	2013	2012	2011	2010
	(In millions)
Balance Sheet Data (1)
Separate account assets	$316,994	$317,201	$235,393	$203,023	$183,138
Total assets	$902,337	$885,296	$836,781	$796,226	$728,249
Policyholder liabilities and other policy-related balances (3)	$417,141	$418,487	$438,191	$421,267	$399,135
Short-term debt	$100	$175	$100	$686	$306
Long-term debt	$16,286	$18,653	$19,062	$23,692	$27,586
Collateral financing arrangements	$4,196	$4,196	$4,196	$4,647	$5,297
Junior subordinated debt securities	$3,193	$3,193	$3,192	$3,192	$3,191
Separate account liabilities	$316,994	$317,201	$235,393	$203,023	$183,138
Accumulated other comprehensive income (loss)	$10,649	$5,104	$11,397	$6,083	$1,145
Total MetLife, Inc.’s stockholders’ equity	$72,053	$61,553	$64,453	$57,519	$46,853
Noncontrolling interests	$507	$543	$384	$370	$365

	Years Ended December 31,
	2014	2013	2012	2011	2010
Other Data (1), (4)
Return on MetLife, Inc.’s common stockholders’ equity	9.4%	5.4%	2.0%	12.2%	6.9%
Return on MetLife, Inc.’s common stockholders’ equity, excluding accumulated other comprehensive income (loss)	10.9%	6.2%	2.4%	13.2%	7.0%
_____________

(1)	On November 1, 2010, MetLife, Inc. acquired ALICO. Results of such acquisition are reflected in the selected financial data since the acquisition date.

(2)
For the years ended December 31, 2012 and 2010, all shares related to the assumed issuance of shares in settlement of the applicable purchase contracts have been excluded from the calculation of diluted earnings per common share, as these assumed shares are anti-dilutive.

(3)
Policyholder liabilities and other policy-related balances include future policy benefits, policyholder account balances (“PABs”), other policy-related balances, policyholder dividends payable and the policyholder dividend obligation.

(4)	Return on MetLife, Inc.’s common stockholders’ equity is defined as net income (loss) available to MetLife, Inc.’s common shareholders divided by MetLife, Inc.’s average common stockholders’ equity.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, operating earnings and operating earnings available to common shareholders, that are not based on GAAP. Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. See “— Non-GAAP and Other Financial Disclosures” for definitions of these and other measures.
Executive Summary
Overview
MetLife is a global provider of life insurance, annuities, employee benefits and asset management. MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and EMEA. In addition, the Company reports certain of its results of operations in Corporate & Other, which includes MLHL and other business activities. See “Business — Segments and Corporate & Other,” “— Consolidated Company Outlook” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
During 2014, we experienced solid sales growth across all of our regions with strong sales of group life, dental and disability products, as well as new product offerings. As a result of our continued focus on pricing discipline and risk management, sales of our variable annuity products declined. During 2014, we benefited from higher investment income, driven by growth in our investment portfolio, as well as higher fee income, primarily the result of improved equity market performance. Lower investment yields were driven by the sustained low interest rate environment; however, we did benefit from a decrease in interest credited expenses. Derivative gains in 2014 were driven by changes in foreign currency exchange rates and interest rates.

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Income (loss) from continuing operations, net of income tax	$6,339	$3,391	$1,314
Less: Net investment gains (losses)	(197)	161	(352)
Less: Net derivative gains (losses)	1,317	(3,239)	(1,919)
Less: Goodwill impairment	—	—	(1,868)
Less: Other adjustments to continuing operations (1)	(1,376)	(1,597)	(2,492)
Less: Provision for income tax (expense) benefit	(87)	1,683	2,174
Operating earnings	6,682	6,383	5,771
Less: Preferred stock dividends	122	122	122
Operating earnings available to common shareholders	$6,560	$6,261	$5,649
______________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
During the year ended December 31, 2014, income (loss) from continuing operations, net of income tax, increased $2.9 billion over 2013. The increase was predominantly due to a favorable change in net derivative gains (losses) of $4.6 billion ($3.0 billion, net of income tax) driven by changes in interest rates and foreign currency exchange rates. This was offset by an unfavorable change in net investment gains (losses) of $358 million ($233 million, net of income tax) primarily driven by a loss on the disposition of MAL. Income (loss) from continuing operations, before provision for income tax also reflects a $262 million ($174 million, net of income tax) favorable change as a result of our annual assumption reviews related to reserves and DAC.
Operating earnings available to common shareholders increased $299 million over 2013. This increase reflects higher net investment income from portfolio growth, higher asset-based fee revenues and a decrease in interest credited expense, partially offset by unfavorable mortality, morbidity and claims experience, as well as the impact of decreasing investment yields on net investment income. A tax reform bill was enacted in Chile on September 29, 2014 which includes, among other things, a gradual increase in the corporate tax rate. Our Chilean businesses, including ProVida, incurred a one-time tax charge of $41 million as a result of this legislation. Excluding the impact of this tax reform, the fourth quarter 2013 acquisition of ProVida increased operating earnings available to common shareholders by $166 million, net of income tax. Our 2014 results also include:

•	$104 million, net of income tax, of favorable reserve adjustments related to disability premium waivers in our retail life business;

•	a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return;

•	a $117 million, net of income tax, increase in our litigation reserve related to asbestos;

•
a $58 million non-tax deductible charge related to the Patient Protection and Affordable Care Act (“PPACA”), which, effective January 1, 2014, mandated that an annual fee be imposed on health insurers;

•	a charge of $57 million, net of income tax, related to delayed settlement interest on unclaimed funds held by state governments in our retail life business; and

•
charges totaling $57 million, net of income tax, related to a settlement with the Department of Financial Services and the District Attorney, New York County, regarding their respective inquiries into whether American Life and DelAm conducted business in New York without a license and whether representatives acting on behalf of the companies solicited, sold or negotiated insurance products in New York without a license.

Our 2013 results include:

•	a $101 million, net of income tax, increase in our litigation reserve related to asbestos; and

•	a $57 million, net of income tax, reserve strengthening in Australia.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
During the year ended December 31, 2013, income (loss) from continuing operations, net of income tax, increased $2.1 billion over 2012. The change was predominantly due to a non-cash charge in 2012 of $1.9 billion ($1.6 billion, net of income tax) for goodwill impairment associated with our U.S. Retail annuities business. In addition, operating earnings available to common shareholders increased by $612 million and net investment gains (losses) increased by $513 million ($333 million, net of income tax) primarily due to an increase in net gains on sales of fixed maturity securities in 2013 coupled with a decrease in impairments of fixed maturity securities. These increases were partially offset by an unfavorable change in net derivatives gains (losses) of $1.3 billion ($858 million, net of income tax) driven by changes in interest rates and foreign currency exchange rates. Also included in income (loss) from continuing operations, net of income tax, were the results of divested businesses, which improved $448 million ($290 million, net of income tax) over 2012.
The increase in operating earnings available to common shareholders was primarily driven by higher asset-based fee revenues due to growth in our average separate account assets and an increase in net investment income due to growth in our investment portfolio. The sustained low interest rate environment negatively impacted investment yields; however, it also resulted in lower crediting rates. These favorable results were partially offset by an increase in expenses. During the fourth quarter of 2013, we increased our litigation reserve related to asbestos by $101 million, net of income tax. During 2013, we also increased our other litigation reserves by $46 million, net of income tax. The fourth quarter 2013 acquisition of ProVida in Chile increased operating earnings available to common shareholders by $48 million, net of income tax. In addition, results for 2012 included a $52 million, net of income tax, charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the acceleration of benefit payments to policyholders under the settlements of such claims.
Consolidated Company Outlook
As part of an enterprise-wide strategic initiative, we announced that, by 2016, we expected to increase our operating return on common stockholders’ equity (“operating ROE”), excluding accumulated other comprehensive income (“AOCI”), to the 12% to 14% range, driven by higher operating earnings. This target assumes that regulatory capital rules appropriately reflect the life insurance business model and that we have clarity on the rules in a reasonable time frame, allowing for meaningful share repurchases prior to 2016. However, due to substantially lower share repurchases, regulatory uncertainty regarding the designation of MetLife, Inc. as a non-bank SIFI, lower investment margins (primarily in the U.S.) as a result of the sustained low interest rate environment and the impact on our foreign operations of the strengthening of the U.S. dollar, we expect to be at the lower end of the 12% to 14% range.
Since we announced this strategic initiative, we have continued to expand our business outside of the U.S., thereby continuing to increase our exposure to foreign currency fluctuations. In order to enhance the understanding of our performance in light of such expansion, we have developed an additional method of calculating operating ROE that includes the impact of foreign currency translation adjustments (“FCTA”) in both components of the ratio (operating earnings and equity). The original method of calculating operating ROE excludes all components of AOCI, including FCTA; the new method refines the calculation by excluding AOCI other than FCTA. FCTA can have a positive or negative impact on operating ROE depending on the strength of the U.S. dollar compared to other currencies. Reflecting FCTA in both components of the ratio eliminates volatility in the ratio due to foreign currency fluctuations.

We expect to achieve our operating ROE target by primarily focusing on the following:

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

•
Expanding our presence in emerging markets, including potential merger and acquisition activity. We expect that by 2016, 20% or more of our operating earnings will come from emerging markets, with the acquisition of ProVida contributing to this increase. However, we expect that the strengthening of the U.S. dollar and the increased earnings from the favorable U.S. equity markets could negatively impact this ratio.

•	Disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results; however, unanticipated catastrophes could result in a high volume of claims.

•	Expense management in the light of the low interest rate environment, and continued expense control throughout the Company.

•	Continued disciplined approach to investing and asset/liability management (“ALM”), through our enterprise risk and ALM governance process.
Part of this strategic initiative has been to leverage our scale to improve the value we provide to customers and shareholders and achieve $1 billion in annual efficiencies, up to $400 million of which will be reinvested in technology, platforms and functionality to improve our current operations and develop new capabilities. We also continue to balance our product mix between protection products and more capital-intensive products in order to maintain predictable operating earnings and cash flows. To this end, we introduced new variable annuity products and/or enhancements in late 2014 and early 2015. We believe that 2014 will prove to be an inflection point for annuity sales and anticipate profitable growth in 2015 and beyond.
Finally, effective January 1, 2015, we implemented certain segment reporting changes related to the measurement of segment operating earnings. The changes will be applied retrospectively beginning with the first quarter of 2015 and will not impact total consolidated operating earnings or net income. These changes include the following:

•	Revise our capital allocation methodology. We expect this to have an impact on net investment income at the segment level, as well as Corporate & Other;

•	Move certain tax benefits from Corporate & Other to the business segments. The impact will be almost entirely in the Retail segment;

•	Move our consumer direct business from Corporate & Other to the Latin America segment, which is where we report our sponsor direct business; and

•	Change our expense allocation. This will primarily impact Corporate & Other and the EMEA segment.
Other Key Information
Basis of Presentation
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2014 and 2013 and the operating results of such subsidiaries for the years ended November 30, 2014, 2013 and 2012. The Company is in the process of converting to calendar year reporting for these subsidiaries. We expect to substantially complete these conversions by 2016. The impact of the conversions on our financial statements to date has been de minimis and, therefore, has been reported in net income in the quarter of conversion.

Segment Information
In the first quarter of 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MAL. The sale of MAL was completed in May 2014. As a result, the operations of MAL have been classified as divested business for all periods presented. See Note 3 of the Notes to the Consolidated Financial Statements. Consequently, the results for Corporate Benefit Funding decreased by $12 million, net of $8 million of income tax, and $21 million, net of $13 million of income tax, for the years ended December 31, 2013 and 2012, respectively. Also, the results for Corporate & Other decreased by $14 million, net of $7 million of income tax, and $16 million, net of $8 million of income tax, for the years ended December 31, 2013 and 2012, respectively.
Significant Events
In November 2014, MICC, a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MLI-USA, and its affiliate, MLIIC, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter, a former offshore, reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products. The surviving entity of the Mergers was MetLife USA. The Mergers have provided increased transparency relative to our capital allocation and variable annuity risk management. In addition, the Company expects that the Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by insurance regulators by reducing our exposure to and use of captive reinsurers; and (ii) will reduce the reliance on MetLife, Inc. to fund derivatives collateral requirements. See Note 8 of the Notes to the Consolidated Financial Statements for further information on the Mergers, and see “Business — Regulation — U.S. Regulation — Insurance Regulation — Insurance Regulatory Examinations and Other Activities” and “— Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” for information on our use of captive reinsurers.
In the fourth quarter of 2013, MetLife, Inc. completed its acquisition of ProVida, the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of ProVida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. See Note 3 of the Notes to the Consolidated Financial Statements.
In 2012, Superstorm Sandy made landfall in the northeastern United States causing extensive property damage. MetLife’s property & casualty business’ gross losses from Superstorm Sandy were approximately $150 million, before income tax. As of December 31, 2012, we recognized total net losses related to the catastrophe of $90 million, net of income tax and reinsurance recoverables and including reinstatement premiums, which impacted the Retail and Group, Voluntary & Worksite Benefits segments. The Retail and Group, Voluntary & Worksite Benefits segments recorded net losses related to the catastrophe of $49 million and $41 million, each net of income tax reinsurance recoverables and reinstatement premiums, respectively. We did not incur any losses related to Superstorm Sandy in 2014 or 2013.
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

Concerns about the economic conditions, capital markets and the solvency of certain EU member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. More recently, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. However, the election of a new government in Greece in January 2015 has renewed fears about the possibility of an exit of Greece from the Euro zone. Such an event would have uncertain impacts on interest rates and risk markets. Greater European Central Bank (“ECB”) support, stronger liquidity facilities and gradually improving macroeconomic conditions may mitigate the consequences of such exit on the rest of Europe. See “— Investments — Current Environment” for information regarding our exposure to obligations of European governments and private obligors.
The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles or that some countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of sovereign bonds with maturities of one to three years. The OMT has not been activated to date, but the possibility of its use by the ECB helped to lower sovereign yields in Europe’s perimeter region. However, in October 2014, the Court of Justice of the European Union (“ECJ”) heard arguments relating to a lawsuit challenging the legality of the OMT. On January 14, 2015, the Advocate General of the ECJ issued his opinion that the OMT is not necessarily outside of the mandate of the ECB; this opinion, however, is not binding on the ECJ. While the ECJ’s decision is not expected until later in 2015, the outcome could affect the ECB’s ability and willingness to purchase sovereign bonds and strain economic stability in Europe.
In the second half of 2014, the ECB cut interest rates further, imposing a negative rate on bank deposits, and announcing additional accommodative monetary policy measures in an effort to lessen the risk of deflation in the Euro zone. These measures included incentivizing banks to extend loans and, in November 2014, buying private sector asset-backed securities and covered bonds. At its meeting on January 22, 2015, the ECB expanded its current asset purchase program to €60 billion per month in bond purchases commencing in March 2015 through September 2016. These initiatives are intended to counter the threat of deflation, lower borrowing costs in the Euro zone, encourage corporations to issue more asset-backed securities and place pressure on the euro/U.S. dollar exchange rate. Economic growth in the Euro zone continues to be weak, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region in particular continue to pursue policies to reduce their relative cost of production and reduce macroeconomic imbalances. In addition, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.” See also “— Investments — Current Environment — Selected Country and Sector Investments” for information regarding our investments in Ukraine, Russia, and Argentina.

We face substantial exposure to the Japanese economy given our operations there. Despite some recovery in GDP growth and rising inflation in the first half of 2014, momentum has slowed. Meanwhile, structural weaknesses and debt sustainability have yet to be addressed effectively, which leaves the economy vulnerable to further disruption. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other developed country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the announcement of a supplementary budget stimulus program totaling 2% of GDP and the adoption of a 2% inflation target by the Bank of Japan. In early April 2013, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. In October 2013, the government agreed to raise the consumption tax from 5% to 8% effective April 1, 2014. This contributed to a decrease in the growth rate of the economy to a recessionary level, causing the government to delay a planned increase in the consumption tax to 10% until 2017. On October 31, 2014, the Bank of Japan announced a program to purchase larger quantities of government bonds. Such purchases are intended to keep borrowing costs low and the yen weak thereby supporting economic growth. Despite continued weakness in the yen, inflation is not expected to rise materially given still weak GDP growth. Japan’s public debt trajectory could continue to rise until a strategy to consolidate public finances and growth-enhancing reforms are implemented. On December 30, 2014, the government of Japan proposed a tax reform plan that, if enacted, would lower the Japanese tax rate by approximately 2% effective April 1, 2015. If the tax reform plan is enacted in its current form, we expect to reflect the effects of the rate reduction, currently estimated as $170 to $180 million, in our financial results in the period of enactment, most likely the second quarter of 2015. In addition, we expect this tax law change will favorably affect our estimated annual effective tax rate for 2015 by approximately 0.2% as compared to 2014.
Impact of a Sustained Low Interest Rate Environment
As a global insurance company, we are affected by the monetary policy of central banks around the world, as well as the monetary policy of the Federal Reserve Board in the United States. While the Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low, the Federal Reserve Board may reverse this policy and begin raising rates sometime over the next two years, at a pace which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales.
On October 29, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing sufficient underlying strength in the economy to support progress toward maximum employment and the substantial improvement in the outlook for labor market conditions since the inception of its asset purchase program, decided to conclude the program. Most recently, on January 28, 2015, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to 0.25%, subject to labor market conditions and inflation indicators and expectations. The possibility of the Federal Reserve Board increasing the federal funds rate in the future may affect interest rates and risk markets in the U.S. and other developed and emerging economies. However, the timing of any increases of the federal funds rate by the Federal Reserve Board is uncertain and subject to change depending on the Federal Reserve Board’s assessment of economic growth, inflation and other risks.
Despite the end of the Federal Reserve Board’s quantitative easing program and the potential for future raises in interest rates in the U.S., central banks in other parts of the world, including the ECB and the Bank of Japan, have pursued accommodative monetary policies. See “— Financial and Economic Environment.” However, we cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”
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
Our expectations regarding future margins are an important component impacting the amortization of certain intangible assets such as DAC and VOBA. Significantly lower margins may cause us to accelerate the amortization, thereby reducing net income in the affected reporting period. Additionally, lower margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. We review this long-term margin assumption, along with other assumptions, as part of our annual assumption review.

Mitigating Actions
The Company continues to be proactive in its investment and interest crediting rate strategies, as well as its product design and product mix. To mitigate the risk of unfavorable consequences from the low interest rate environment in the U.S., the Company applies disciplined ALM strategies, including the use of derivatives, primarily interest rate swaps, floors and swaptions. A significant portion of these derivatives were entered into prior to the onset of the current low U.S. interest rate environment. In some cases, the Company has entered into offsetting positions as part of its overall ALM strategy and to reduce volatility in net income. Lowering interest crediting rates on some products, or adjusting the dividend scale on traditional products, can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, requirements to obtain regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our margins could decrease or potentially become negative. We are able to limit or close certain products to new sales in order to manage exposures. Business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. In addition, the Company is well diversified across product, distribution, and geography. Certain of our non-U.S. businesses, reported within our Latin America and EMEA segments, which accounted for approximately 16% of our operating earnings in 2014, are not significantly interest rate or market sensitive; in particular, they do not have any direct sensitivity to U.S. interest rates. The Company’s primary exposure within these segments is insurance risk. We expect our non-U.S. businesses to grow faster than our U.S. businesses and, over time, to become a larger percentage of our total business. As a result of the foregoing, the Company expects to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on the Company’s profitability. Based on a near to intermediate term analysis of a sustained lower interest rate environment in the U.S., the Company anticipates operating earnings will continue to increase, although at a slower growth rate.
Interest Rate Stress Scenario
The following summarizes the impact of a hypothetical interest rate stress scenario on our operating earnings and the mark-to-market of our derivative positions that do not qualify as accounting hedges assuming a continued low interest rate environment in the U.S.
The hypothetical interest rate stress scenario is based on a constant set of U.S. interest rates and credit spreads in the U.S., as compared to our business plan interest rates and credit spreads, which are based on consensus interest rate view and credit spreads as of December 2014. For example, our business plan assumes a 10-year U.S. treasury rate of 2.17% at December 31, 2014 to rise during 2015 to 2.80% by December 31, 2015 and rise to 3.52% by December 31, 2016. The hypothetical interest rate stress scenario assumes the 10-year treasury rate to be 2.00% at December 31, 2014 and remain constant at that level until December 31, 2016. We make similar assumptions for interest rates at other maturities, and hold this interest rate curve constant through December 31, 2016. In addition, in the interest rate stress scenario, we assume credit spreads remain constant from December 2014 through the end of 2016, as compared to our business plan which assumes rising credit spreads through 2015 and thereafter remaining constant through the end of 2016. Further, we also include the impact of low interest rates on our pension and postretirement plan expenses. We allocate this impact across our segments and it is included in the segment discussion below. The discount rate used to value these plans is tied to high quality corporate bond yields. Accordingly, an extended low interest rate environment will result in increased pension and other postretirement benefit liabilities and expenses. Higher total return on the fixed income portfolio of pension and other postretirement benefit plan assets will partially offset this increase in pension and other postretirement plan liabilities.
Based on the above assumptions, we estimate an unfavorable impact on our consolidated operating earnings from the hypothetical U.S. interest rate stress scenario of approximately $5 million in each of 2015 and 2016.
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
Based on these additional assumptions, we estimate the impact of the hypothetical U.S. interest rate stress scenario on the mark-to-market of our derivative positions that do not qualify as accounting hedges to be an increase in net income of $425 million and $300 million in 2015 and 2016, respectively.

Segments and Corporate & Other
The following discussion summarizes the impact of the above hypothetical U.S. interest rate stress scenario on the operating earnings of our segments, as well as Corporate & Other. See also “— Policyholder Liabilities — Policyholder Account Balances” for information regarding the account values subject to minimum guaranteed crediting rates.
Retail
Life & Other – Our interest rate sensitive products include traditional life, universal life, and retained asset accounts. Because the majority of our traditional life insurance business is participating, we can largely offset lower investment returns on assets backing our traditional life products through adjustments to the applicable dividend scale. In our universal life products, we manage interest rate risk through a combination of product design features and ALM strategies, including the use of hedges such as interest rate swaps and floors. While we have the ability to lower crediting rates on certain in-force universal life policies to mitigate margin compression, such actions would be partially offset by increases in our liabilities related to policies with secondary guarantees. Our retained asset accounts have minimum interest crediting rate guarantees which range from 0.5% to 4.0%, all of which are currently at their respective minimum interest crediting rates. While we expect to experience margin compression as we re-invest at lower rates, the interest rate derivatives held in this portfolio will partially mitigate this risk.
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
Reinvestment risk is defined for this purpose as the amount of reinvestment in 2015 and 2016 that would impact operating earnings due to reinvesting cash flows in the hypothetical U.S. interest rate stress scenario. For the deferred annuities business, $2.8 billion and $2.6 billion in 2015 and 2016, respectively, of the asset base will be subject to reinvestment risk on an average asset base of $35.3 billion and $36.0 billion in 2015 and 2016, respectively.
We estimate an unfavorable operating earnings impact on our Retail segment from the hypothetical U.S. interest rate stress scenario discussed above of $5 million and $15 million in 2015 and 2016, respectively.
Group, Voluntary & Worksite Benefits
Group – In general, most of our group life insurance products in this segment are renewable term insurance and, therefore, have significant repricing flexibility. Interest rate risk arises mainly from minimum interest rate guarantees on retained asset accounts. These accounts have minimum interest crediting rate guarantees which range from 0.5% to 3.0%. All of these account balances are currently at their respective minimum interest crediting rates and we would expect to experience margin compression as we reinvest at lower interest rates. We have used interest rate floors to partially mitigate the risks of a sustained U.S. low interest rate environment. We also have exposure to interest rate risk in this business arising from our group disability policy claim reserves. For these products, lower reinvestment rates cannot be offset by a reduction in liability crediting rates for established claim reserves. Group disability policies are generally renewable term policies. Rates may be adjusted on in-force policies at renewal based on the retrospective experience rating and current interest rate assumptions. We review the discount rate assumptions and other assumptions associated with our long-term disability claim reserves no less frequently than annually. Our most recent review at the end of 2014 resulted in no change to the applicable discount rates.
Voluntary & Worksite – We have exposure to interest rate risk in this business arising mainly from our LTC policy reserves. For these products, lower reinvestment rates cannot be offset by a reduction in liability crediting rates for established claim reserves. LTC policies are guaranteed renewable, and rates may be adjusted on a class basis with regulatory approval to reflect emerging experience. Our LTC block is closed to new business. The Company makes use of derivative instruments to more closely match asset and liability duration and immunize the portfolio against changes in interest rates. Reinvestment risk is defined for this purpose as the amount of reinvestment in 2015 and 2016 that would impact operating earnings due to reinvesting cash flows in the hypothetical U.S. interest rate stress scenario. For the LTC portfolio, $1.9 billion of the asset base in both 2015 and 2016 will be subject to reinvestment risk on an average asset base of $9.8 billion and $10.5 billion in 2015 and 2016, respectively.

We estimate a favorable operating earnings impact on our Group, Voluntary & Worksite Benefits segment from the hypothetical U.S. interest rate stress scenario discussed above of $5 million and $25 million in 2015 and 2016, respectively.
Corporate Benefit Funding
This segment contains both short and long duration products consisting of capital market products, pension closeouts, structured settlements, and other benefit funding products. The majority of short duration products are managed on a floating rate basis, which mitigates the impact of the low interest rate environment in the U.S. The long duration products have very predictable cash flows and we have matched these cash flows through our ALM strategies. We also use interest rate swaps to help protect income in this segment against a low interest rate environment in the U.S. Based on the cash flow estimates, only a small component is subject to reinvestment risk. Reinvestment risk is defined for this purpose as the amount of reinvestment in 2015 and 2016 that would impact operating earnings due to reinvesting cash flows in the hypothetical interest rate stress scenario. For the long duration business, none of the asset base in 2015 will be subject to reinvestment risk on an average asset base of $58.6 billion. In 2016, $1 billion of the asset base will be subject to reinvestment risk on an average asset base of $60.6 billion.
We estimate a favorable operating earnings impact on our Corporate Benefit Funding segment from the hypothetical U.S. interest rate stress scenario discussed above of $25 million and $80 million in 2015 and 2016, respectively.
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
We estimate an unfavorable operating earnings impact on our Asia segment from the hypothetical U.S. interest rate stress scenario discussed above of $10 million and $25 million in 2015 and 2016, respectively.
Corporate & Other
Corporate & Other contains the surplus portfolios for the enterprise, the portfolios used to fund the capital needs of the Company and various reinsurance agreements. The surplus portfolios are subject to reinvestment risk; however, lower net investment income is significantly offset by lower interest expense on both fixed and variable rate debt. Under a lower interest rate environment, fixed rate debt is assumed to be either paid off when it matures or refinanced at a lower interest rate resulting in lower overall interest expense. Variable rate debt is indexed to the three-month LIBOR, which results in lower interest expense incurred.
We estimate an unfavorable operating earnings impact on Corporate & Other from the hypothetical U.S. interest rate stress scenario discussed above of $20 million and $70 million in 2015 and 2016, respectively.
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

Regulatory Developments
The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers and offshore entities to reinsure insurance risks.
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.” For example, Dodd-Frank, which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.
Mortgage and Foreclosure-Related Exposures
MetLife no longer engages in the origination, sale and servicing of forward and reverse residential mortgage loans. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company’s exit from MetLife Bank businesses and Note 21 of the Notes to the Consolidated Financial Statements for further information regarding our mortgage and foreclosure-related exposures.
Notwithstanding MetLife Bank’s exit from the origination and servicing businesses, MLHL remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $85 million and $104 million at December 31, 2014 and 2013, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $38 million and $46 million at December 31, 2014 and 2013, respectively. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.
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
Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for ULSG and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the S&P 500 Index.
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
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in our security impairment process. See “— Investment Impairments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in force at the acquisition date. For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability included in other policy-related balances. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization of approximately $198 million, with an offset to our unearned revenue liability of approximately $22 million for this factor. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25%.
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
At December 31, 2014, 2013 and 2012, DAC and VOBA for the Company was $24.4 billion, $26.7 billion and $24.8 billion, respectively. Amortization of DAC and VOBA associated with the variable and universal life and the annuity contracts was significantly impacted by movements in equity markets. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2014, 2013 and 2012. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Investment return	$(45)	$(66)	$(161)
Separate account balances	43	157	39
Net investment gain (loss)	(42)	195	(44)
Guaranteed minimum income benefits	(63)	337	23
Expense	24	36	10
In-force/Persistency	94	72	368
Policyholder dividends and other	(74)	8	(4)
Total	$(63)	$739	$231
The following represent significant items contributing to the changes to DAC and VOBA amortization in 2014:

•
The increase in equity markets during the year increased separate account balances, which led to higher actual and expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in a decrease of $43 million in DAC and VOBA amortization.

•Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization.

–
Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $118 million, excluding the impact from our nonperformance risk and risk margins, which are described below. This decrease in actual gross profits was more than offset by freestanding derivative gains associated with the hedging of such guarantee obligations, which resulted in an increase in DAC and VOBA amortization of $219 million.

–
The widening of the Company’s nonperformance risk adjustment decreased the valuation of guaranteed liabilities, increased actual gross profits and increased DAC and VOBA amortization by $44 million. This was more than offset by the higher risk margins, which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $53 million.

–	The remainder of the impact of net investment gains (losses), which decreased DAC and VOBA amortization by $50 million, was primarily attributable to 2014 investment activities.

•	The change in current and future projected guaranteed minimum income benefits (“GMIBs”) liability resulted in an increase to DAC amortization of $63 million.

•
Better than expected persistency and changes in assumptions regarding persistency caused an increase in actual and expected future gross profits resulting in a net decrease in DAC and VOBA amortization of $94 million.

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

–	The remainder of the impact of net investment gains (losses), which decreased DAC and VOBA amortization by $72 million, was primarily attributable to 2013 investment activities.

•	The hedging and reinsurance losses associated with the insurance liabilities of the GMIBs decreased actual gross profits and decreased DAC and VOBA amortization by $349 million.
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

Our DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been realized. The increase in unrealized investment gains (losses) decreased the DAC and VOBA balance by $702 million in 2014, while the change in unrealized investment gains increased the DAC and VOBA balance by $1.3 billion and decreased the DAC and VOBA balance by $713 million in 2013 and 2012, respectively. See Notes 5 and 8 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment losses.
Estimated Fair Value of Investments
In determining the estimated fair value of our investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments.
The methodologies, assumptions and inputs utilized are described in Note 10 of the Notes to the Consolidated Financial Statements.
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell investments, or the price ultimately realized for investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments.

Investment Impairments
One of the significant estimates related to AFS securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity and equity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.
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
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates. The valuation of these embedded derivatives also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

	Changes in Balance Sheet Carrying Value At December 31, 2014
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$(413)	$(593)
As reported	$(146)	$(557)
50% decrease in our credit spread (1)	$—	$(537)
_______________
(1) Results in less than a $1 million impact to policyholder account balances.
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
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The Company tests goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all of its reporting units and instead perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, the Company may use a market multiple valuation approach and a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.

Effective January 1, 2015, the Company implemented certain segment reporting changes, which were approved by the chief operating decision maker in the fourth quarter of 2014. As a result, goodwill was re-tested for impairment during the fourth quarter of 2014 using estimated revised carrying amounts of the reporting units. The Company concluded that the fair values of all reporting units were in excess of their carrying value and, therefore, goodwill was not impaired. See Note 2 of the Notes to the Consolidated Financial Statements.
During the 2014 and 2013 annual goodwill impairment tests, we concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.
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
We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2013, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $92 million and an increase of $92 million, respectively, in 2014. This considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

We determine the discount rates used to value the pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2013, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $130 million and an increase of $144 million, respectively, in 2014. This considers only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including:

(i)	the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

(ii)	the jurisdiction in which the deferred tax asset was generated;

(iii)	the length of time that carryforwards can be utilized in the various taxing jurisdiction;

(iv)	future taxable income exclusive of reversing temporary differences and carryforwards;

(v)	future reversals of existing taxable temporary differences;

(vi)	taxable income in prior carryback years; and

(vii)	tax planning strategies.
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
MetLife management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. See “— Executive Summary — Consolidated Company Outlook” for information regarding the change in our capital allocation methodology.
Acquisitions and Dispositions
In July 2014, all regulatory approvals necessary to establish the previously announced life insurance joint venture in Vietnam among MetLife, Inc. (through MetLife Limited), Joint Stock Commercial Bank for Investment & Development of Vietnam and Bank for Investment & Development of Vietnam Insurance Joint Stock Corporation were received. Operations of the joint venture (BIDV MetLife Life Insurance Limited Liability Company) commenced in the fourth quarter of 2014.
In April 2014, MetLife, Inc. and Malaysia’s AMMB Holdings Bhd (“AMMB”) successfully completed the formation of their previously announced strategic partnership, in which each now holds approximately 50% of both AmMetLife Insurance Berhad and AmMetTakaful Berhad, each of which became parties to exclusive 20-year distribution agreements with AMMB bank affiliates.
See Note 3 of the Notes to the Consolidated Financial Statements for further information regarding the Company’s acquisitions and dispositions.

Results of Operations
Consolidated Results
Sales experience was mixed across our businesses for the year ended December 31, 2014 as compared to 2013. With the slow and steady economic recovery in the U.S., our group term life, dental and disability businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. The introduction of new products also drove growth in our voluntary benefits business. The sustained low interest rate environment has contributed to the underfunding of pension plans; as a result, we experienced a decrease in sales of pension closeouts. Competitive pricing and a relative increase in participation drove an increase in structured settlement sales. Sales of domestic variable annuities declined as we continued to focus on pricing discipline and risk management. Sales in the majority of our other businesses abroad improved. In our Retail segment, higher fixed and indexed annuity sales were partially offset by lower sales of life products, mainly driven by the discontinuance of our lifetime secondary guarantees on universal life products.

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Revenues
Premiums	$39,067	$37,674	$37,975
Universal life and investment-type product policy fees	9,946	9,451	8,556
Net investment income	21,153	22,232	21,984
Other revenues	2,030	1,920	1,906
Net investment gains (losses)	(197)	161	(352)
Net derivative gains (losses)	1,317	(3,239)	(1,919)
Total revenues	73,316	68,199	68,150
Expenses
Policyholder benefits and claims and policyholder dividends	40,478	39,366	39,356
Interest credited to policyholder account balances	6,943	8,179	7,729
Goodwill impairment	—	—	1,868
Capitalization of DAC	(4,183)	(4,786)	(5,289)
Amortization of DAC and VOBA	4,132	3,550	4,199
Amortization of negative VOBA	(442)	(579)	(622)
Interest expense on debt	1,216	1,282	1,356
Other expenses	16,368	17,135	18,111
Total expenses	64,512	64,147	66,708
Income (loss) from continuing operations before provision for income tax	8,804	4,052	1,442
Provision for income tax expense (benefit)	2,465	661	128
Income (loss) from continuing operations, net of income tax	6,339	3,391	1,314
Income (loss) from discontinued operations, net of income tax	(3)	2	48
Net income (loss)	6,336	3,393	1,362
Less: Net income (loss) attributable to noncontrolling interests	27	25	38
Net income (loss) attributable to MetLife, Inc.	6,309	3,368	1,324
Less: Preferred stock dividends	122	122	122
Net income (loss) available to MetLife, Inc.’s common shareholders	$6,187	$3,246	$1,202
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
During the year ended December 31, 2014, income (loss) from continuing operations, before provision for income tax, increased $4.8 billion ($2.9 billion, net of income tax) from 2013 primarily driven by a favorable change in net derivative gains (losses), partially offset by an unfavorable change in net investment gains (losses). Income (loss) from continuing operations, before provision for income tax also reflects a $262 million ($174 million, net of income tax) favorable change as a result of our annual assumption reviews related to reserves and DAC.

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

	Years Ended December 31,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$927	$(1,609)
Foreign currency exchange rate	(25)	(1,225)
Credit	89	187
Equity	(62)	(61)
Non-VA embedded derivatives	(99)	123
Total non-VA program derivatives	830	(2,585)
VA program derivatives
Market risks in embedded derivatives	31	6,101
Nonperformance risk on embedded derivatives	13	(952)
Other risks in embedded derivatives	(266)	(169)
Total embedded derivatives	(222)	4,980
Freestanding derivatives hedging embedded derivatives	709	(5,634)
Total VA program derivatives	487	(654)
Net derivative gains (losses)	$1,317	$(3,239)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $3.4 billion ($2.2 billion, net of income tax). This was primarily due to long-term interest rates decreasing in 2014 and increasing in 2013, favorably impacting receive-fixed interest rate swaps and interest rate swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. The strengthening of the U.S. dollar relative to other key currencies, as well as the Japanese yen weakening less against the U.S. dollar in 2014 versus 2013, favorably impacted foreign currency swaps and forwards that primarily hedge foreign denominated fixed maturity securities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $1.1 billion ($742 million, net of income tax). This was due to a favorable change of $965 million ($627 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and a favorable change of $273 million ($178 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $97 million ($63 million, net of income tax) on other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $965 million ($627 million, net of income tax) favorable change in the nonperformance risk adjustment was due to a favorable change of $629 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as a favorable change of $336 million, before income tax, related to changes in our own credit spread.
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
When the risk free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free interest rate, thus creating a gain from including an adjustment for nonperformance risk.
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.
The foregoing $273 million ($178 million, net of income tax) favorable change was comprised of a $6.3 billion ($4.1 billion, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives, which was largely offset by a $6.1 billion ($3.9 billion, net of income tax) unfavorable change in market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in 2014 and increased in 2013, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 31% in 2014 and increased by 40% in 2013.

•
Key equity index levels increased less in 2014 than in 2013, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 increased by 11% in 2014 and increased by 30% in 2013.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the U.S. dollar strengthened against the Japanese yen by 14% in 2014 as compared with 22% in 2013.

The foregoing $97 million ($63 million, net of income tax) unfavorable change in other risks in embedded derivatives was primarily due to an increase in the risk margin adjustment caused by higher policyholder behavior risks, along with updates to the actuarial assumptions, partially offset by favorable changes in all other risk factors.
The unfavorable change in net investment gains (losses) of $358 million ($233 million, net of income tax) primarily reflects a 2014 loss on the disposition of MAL, partially offset by 2014 gains on sales of real estate and real estate joint ventures.

Our 2014 results include a $161 million ($105 million, net of income tax) benefit associated with our annual assumption review related to reserves and DAC, of which $137 million ($89 million, net of income tax) was recognized in net derivative gains (losses). Of the $161 million benefit, $82 million ($53 million, net of income tax) was related to DAC and $79 million ($52 million, net of income tax) was associated with reserves.
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
Income (loss) from continuing operations, before provision for income tax, related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), improved $156 million to a loss of $13 million in 2014 from a loss of $169 million in 2013. Included in this improvement was a decrease in total revenues of $142 million, before income tax, and a decrease in total expenses of $298 million, before income tax. The divested businesses include certain MetLife Bank businesses and MAL.
Income tax expense for the year ended December 31, 2014 was $2.5 billion, or 28% of income (loss) from continuing operations before provision for income tax, compared with $661 million, or 16% of income (loss) from continuing operations before provision for income tax, for the year ended December 31, 2013. The Company’s 2014 and 2013 effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The Company’s 2013 effective tax rate also reflected tax benefits in Japan related to the 2012 branch restructuring and the estimated reversal of temporary differences. Our 2014 results include a $38 million tax charge related to a portion of the aforementioned settlement of a licensing matter, and the PPACA fee, both of which were not deductible for income tax purposes, as well as a $54 million tax charge related to tax reform in Chile and a $45 million tax charge related to the repatriation of earnings from Japan. These charges were partially offset by a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return. In addition, in 2013, the Company received an income tax refund from the Japanese tax authority and recorded a $119 million reduction to income tax expense.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $299 million, net of income tax, to $6.6 billion, net of income tax, for the year ended December 31, 2014 from $6.3 billion, net of income tax, for the year ended December 31, 2013.

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
The nonperformance risk adjustment loss of $952 million ($619 million, net of income tax) in 2013 was comprised of a loss of $337 million due to a decrease in our own credit spread, as well as a loss of $615 million due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate.

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
Income (loss) from continuing operations, before provision for income tax, related to divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $448 million to a loss of $169 million in 2013 from a loss of $617 million in 2012. Included in this improvement was a decrease in total revenues of $970 million, before income tax, and a decrease in total expenses of $1.4 billion, before income tax.

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
Operating earnings available to common shareholders increased $612 million, net of income tax, to $6.3 billion, net of income tax, for the year ended December 31, 2013 from $5.6 billion, net of income tax, in 2012.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders
Year Ended December 31, 2014

	Retail	Group, Voluntary& Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$2,574	$1,073	$1,371	$457	$1,181	$407	$(724)	$6,339
Less: Net investment gains (losses)	(7)	(39)	(432)	30	512	(17)	(244)	(197)
Less: Net derivative gains (losses)	564	525	352	(60)	(532)	114	354	1,317
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to continuing operations (1)	(671)	(167)	(112)	(243)	(122)	36	(97)	(1,376)
Less: Provision for income tax (expense) benefit	42	(111)	52	48	35	(88)	(65)	(87)
Operating earnings	$2,646	$865	$1,511	$682	$1,288	$362	(672)	6,682
Less: Preferred stock dividends							122	122
Operating earnings available to common shareholders							$(794)	$6,560
Year Ended December 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,498	$397	$1,192	$666	$582	$349	$(1,293)	$3,391
Less: Net investment gains (losses)	70	(21)	(8)	20	343	(16)	(227)	161
Less: Net derivative gains (losses)	(724)	(676)	(235)	(24)	(1,057)	(6)	(517)	(3,239)
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to continuing operations (1)	(926)	(172)	87	167	(435)	75	(393)	(1,597)
Less: Provision for income tax (expense) benefit	554	304	53	(71)	487	(33)	389	1,683
Operating earnings	$2,524	$962	$1,295	$574	$1,244	$329	(545)	6,383
Less: Preferred stock dividends							122	122
Operating earnings available to common shareholders							$(667)	$6,261
Year Ended December 31, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$(44)	$824	$1,220	$479	$976	$293	$(2,434)	$1,314
Less: Net investment gains (losses)	212	(7)	107	(2)	(342)	31	(351)	(352)
Less: Net derivative gains (losses)	162	(63)	(157)	38	(170)	61	(1,790)	(1,919)
Less: Goodwill impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Less: Other adjustments to continuing operations (1)	(1,260)	(141)	77	(193)	(32)	(22)	(921)	(2,492)
Less: Provision for income tax (expense) benefit	532	75	(10)	53	483	(48)	1,089	2,174
Operating earnings	$2,002	$960	$1,203	$583	$1,037	$271	(285)	5,771
Less: Preferred stock dividends							122	122
Operating earnings available to common shareholders							$(407)	$5,649
______________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Year Ended December 31, 2014

	Retail	Group, Voluntary& Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$21,843	$19,278	$9,016	$5,598	$12,583	$4,307	$691	$73,316
Less: Net investment gains (losses)	(7)	(39)	(432)	30	512	(17)	(244)	(197)
Less: Net derivative gains (losses)	564	525	352	(60)	(532)	114	354	1,317
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	11	10	—	20
Less: Other adjustments to revenues (1)	(79)	(167)	17	41	371	857	56	1,096
Total operating revenues	$21,366	$18,959	$9,079	$5,587	$12,221	$3,343	$525	$71,080
Total expenses	$17,929	$17,630	$6,885	$5,033	$10,862	$3,744	$2,429	$64,512
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	26	—	—	—	(3)	12	—	35
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to expenses (1)	565	—	129	284	507	819	153	2,457
Total operating expenses	$17,338	$17,630	$6,756	$4,749	$10,358	$2,913	$2,276	$62,020
Year Ended December 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$19,574	$17,343	$8,967	$5,165	$13,204	$3,937	$9	$68,199
Less: Net investment gains (losses)	70	(21)	(8)	20	343	(16)	(227)	161
Less: Net derivative gains (losses)	(724)	(676)	(235)	(24)	(1,057)	(6)	(517)	(3,239)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(9)	—	—	—	2	14	—	7
Less: Other adjustments to revenues (1)	(119)	(172)	297	85	1,386	667	110	2,254
Total operating revenues	$20,356	$18,212	$8,913	$5,084	$12,530	$3,278	$643	$69,016
Total expenses	$17,316	$16,762	$7,132	$4,285	$12,552	$3,477	$2,623	$64,147
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(197)	—	—	—	(15)	16	—	(196)
Less: Goodwill impairment	—	—	—	—	—	—	—	—
Less: Other adjustments to expenses (1)	995	—	210	(82)	1,838	590	503	4,054
Total operating expenses	$16,518	$16,762	$6,922	$4,367	$10,729	$2,871	$2,120	$60,289
Year Ended December 31, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$19,939	$17,436	$9,460	$4,845	$12,793	$4,279	$(602)	$68,150
Less: Net investment gains (losses)	212	(7)	107	(2)	(342)	31	(351)	(352)
Less: Net derivative gains (losses)	162	(63)	(157)	38	(170)	61	(1,790)	(1,919)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—	15	—	15
Less: Other adjustments to revenues (1)	(77)	(140)	803	232	549	813	616	2,796
Total operating revenues	$19,642	$17,646	$8,707	$4,577	$12,756	$3,359	$923	$67,610
Total expenses	$19,483	$16,206	$7,584	$4,289	$11,746	$3,792	$3,608	$66,708
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	19	—	—	—	4	18	—	41
Less: Goodwill impairment	1,692	—	—	—	—	—	176	1,868
Less: Other adjustments to expenses (1)	1,164	1	726	425	577	832	1,537	5,262
Total operating expenses	$16,608	$16,205	$6,858	$3,864	$11,165	$2,942	$1,895	$59,537
______________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Consolidated Results — Operating

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Operating revenues
Premiums	$39,022	$37,583	$37,355
Universal life and investment-type product policy fees	9,541	9,085	8,212
Net investment income	20,484	20,394	20,287
Other revenues	2,033	1,954	1,756
Total operating revenues	71,080	69,016	67,610
Operating expenses
Policyholder benefits and claims and policyholder dividends	39,478	37,746	37,105
Interest credited to policyholder account balances	5,661	6,015	6,242
Capitalization of DAC	(4,182)	(4,786)	(5,284)
Amortization of DAC and VOBA	4,027	4,083	4,177
Amortization of negative VOBA	(396)	(524)	(555)
Interest expense on debt	1,178	1,159	1,190
Other expenses	16,254	16,596	16,662
Total operating expenses	62,020	60,289	59,537
Provision for income tax expense (benefit)	2,378	2,344	2,302
Operating earnings	6,682	6,383	5,771
Less: Preferred stock dividends	122	122	122
Operating earnings available to common shareholders	$6,560	$6,261	$5,649
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the increase in operating earnings were higher net investment income from portfolio growth, higher asset-based fee income and a decrease in interest credited expense, partially offset by unfavorable mortality, morbidity and claims experience and the impact of decreasing investment yields on net investment income. Excluding the impact of the aforementioned tax reform charge in Chile, the fourth quarter 2013 acquisition of ProVida increased operating earnings by $166 million. Changes in foreign currency exchange rates had a $127 million negative impact on results compared to 2013.
We benefited from strong sales and business growth across many of our products as evidenced by higher asset-based fee income from growth in our businesses abroad. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity products. This decline in sales, in combination with surrenders and withdrawals, resulted in negative net flows, which caused lower average separate account assets and, consequently, lower asset-based fee income in our Retail segment. Excluding the impact of the divested businesses and the acquisition of ProVida, growth in our investment portfolios in the majority of our segments generated higher net investment income. Our property & casualty businesses benefited from an increase in average premium per policy. These positive results were partially offset by an associated increase in DAC amortization. The changes in business growth discussed above resulted in a $409 million increase in operating earnings.

Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Excluding the results of the divested businesses, the acquisition of ProVida and the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans yields, lower returns on our hedge funds, as well as increased holdings of lower yielding Japanese government securities in the Japan fixed annuity business. These decreases were partially offset by higher returns on interest rate derivatives, real estate joint ventures and private equity investments. Yields were also favorably impacted by increased sales of foreign currency-denominated fixed annuities in Japan, resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities. The sustained low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balances grew with the equity markets driving higher fee income in our annuity business. However, this was partially offset by higher DAC amortization due to the significant prior period equity market increase, as well as higher asset-based commissions and costs associated with our variable annuity GMDBs. The changes in market factors discussed above resulted in a $147 million decrease in operating earnings.
Less favorable mortality and morbidity was driven by our Group, Voluntary & Worksite Benefits segment. In addition, in our property & casualty businesses, catastrophe-related losses increased due to severe storm activity in 2014. Non-catastrophe related claim costs also increased as a result of severe winter weather in 2014. Claims experience in our Latin America segment was also unfavorable. The combined impact of mortality, morbidity and claims experience decreased operating earnings by $146 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both years, resulted in a $12 million decrease in operating earnings in 2014 as compared to 2013. In addition to our annual updates, refinements to DAC and certain insurance-related liabilities that were recorded in both years increased operating earnings by $75 million. Such refinements include favorable reserve adjustments in 2014 related to disability premium waivers and a 2014 charge related to delayed settlement interest on unclaimed funds held by state governments, both in our life business within our Retail segment, as well as a write-down of DAC and VOBA in 2013 related to pension reform in Poland within our EMEA segment. Also, our 2013 results include a reserve strengthening in Australia within our Asia segment of $57 million, net of reinsurance.
A $112 million decrease in expenses was primarily driven by lower employee-related costs. In addition, our 2014 results include charges totaling $57 million related to the aforementioned settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. The PPACA fee reduced operating earnings by $58 million in 2014. We increased our litigation reserves related to asbestos more in 2014 than in 2013 resulting in a $16 million decline in operating earnings.
The Company’s 2014 and 2013 effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In 2014, the Company realized a $32 million tax benefit related to the filing of the Company’s U.S. federal tax return, as well as additional tax benefits of $36 million related to the separate account dividends received deduction and $58 million primarily related to foreign earnings taxed at rates lower than the U.S. and other tax preference items. However, this was partially offset by a $38 million tax charge related to a portion of the aforementioned settlement of a licensing matter and the PPACA fee, both of which were not deductible for income tax purposes.
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

In 2013, we made additional changes to variable annuity guarantee features which, in combination with product changes made in 2012, resulted in a significant decrease in variable annuity sales in our Retail segment. The demand for foreign currency-denominated fixed annuity products in Japan also declined as a result of a weakening yen and a sharp increase in equity markets, which decreased sales. However, as a result of significant positive net flows in our Retail segment since 2012, we experienced growth in our average separate account assets. This, combined with an increase in surrenders in Japan driven by market conditions, generated higher policy fee income of $382 million. Deposits and funding agreement issuances in 2013 in our Corporate Benefit Funding segment, combined with positive net flows from our universal life business resulted in growth in our investment portfolio which generated higher net investment income of $394 million. This increase in net investment income was partially offset by a $138 million corresponding increase in interest credited on certain liabilities, most notably in the Corporate Benefit Funding segment. A decrease in commissions, which was primarily driven by the decline in annuity sales, was partially offset by a decrease in related DAC capitalization, which combined, resulted in a $103 million increase in operating earnings. An increase in average premium per policy, coupled with an increase in exposures in our property & casualty businesses resulted in a $106 million increase in operating earnings. Overall business growth was the primary driver of higher DAC amortization of $302 million in 2013. In our international segments, higher premiums were more than offset by higher policyholder benefits and operating expenses, resulting in a $123 million decrease in operating earnings.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Excluding the results of the divested businesses and the impact of inflation-indexed investments in the Latin America segment, investment yields declined. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. Yield changes were primarily driven by the impact of the low interest rate environment on fixed maturity securities and mortgage loans and from lower returns on real estate joint ventures. These declines were partially offset by higher income on interest rate derivatives, improved returns on other limited partnership interests and the favorable impact of the continued repositioning of the Japan portfolio to higher yielding investments. A significant portion of these derivatives was entered into prior to the onset of the current low interest rate environment to mitigate the risk of low interest rates in the U.S. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. This continued positive equity market performance also resulted in lower DAC amortization. The changes in market factors discussed above resulted in a $256 million increase in operating earnings.
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
Our annual assumption updates resulted in a $20 million increase in operating earnings primarily driven by the Asia segment. In addition to our annual updates, other adjustments and DAC refinements were recorded in both 2013 and 2012 and resulted in a $21 million decrease in operating earnings. Also, as a result of a review of our own recent claims experience, and in consideration of the worsening trend for the industry in Australia, we strengthened our group total and permanent disability claim reserves in Australia, which reduced operating earnings by $57 million.
In addition, an increase in operating expenses, primarily employee-related costs, was partially offset by a decline in expenses, most notably in our Retail segment, primarily driven by savings from the Company’s enterprise-wide strategic initiative and resulted in an $82 million decrease in operating earnings.
In 2013, the Company realized additional tax benefits of $187 million compared to 2012, primarily from the higher utilization of tax preferenced investments and the Company’s decision to permanently reinvest certain foreign earnings.

Segment Results and Corporate & Other
Retail

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Operating revenues
Premiums	$7,280	$6,528	$6,532
Universal life and investment-type product policy fees	5,074	4,912	4,561
Net investment income	7,953	7,898	7,670
Other revenues	1,059	1,018	879
Total operating revenues	21,366	20,356	19,642
Operating expenses
Policyholder benefits and claims and policyholder dividends	9,851	9,028	9,010
Interest credited to policyholder account balances	2,245	2,331	2,375
Capitalization of DAC	(969)	(1,309)	(1,753)
Amortization of DAC and VOBA	1,515	1,384	1,607
Interest expense on debt	1	—	—
Other expenses	4,695	5,084	5,369
Total operating expenses	17,338	16,518	16,608
Provision for income tax expense (benefit)	1,382	1,314	1,032
Operating earnings	$2,646	$2,524	$2,002
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Changes to our guarantee features since 2012, along with continued management of sales in 2014 by focusing on pricing discipline and risk management, drove a $4.5 billion, or 41%, decrease in variable annuity sales. Life sales were also lower, mainly driven by the discontinuance of our lifetime secondary guarantees on universal life products. These declines were partially offset by an increase in fixed and indexed annuity sales. We expect our sales of annuities to increase in the future. To this end, we introduced new variable annuity products and/or enhancements in late 2014 and early 2015.  A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances increased over 2013 as a result of continued strong market performance, partially offset by negative net flows as surrenders and withdrawals exceeded sales.
A $124 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows, despite a decline in universal life sales, which resulted in higher net investment income. This favorable impact was partially offset by increases in DAC amortization and interest credited expenses, as well as lower fees, as 2013 benefited from the first year fees received on the now discontinued lifetime secondary guarantees on our universal life products. In our deferred annuities business, the impact of negative net flows contributed to a decrease in asset-based fee income, partially offset by a reduction in interest credited expenses in the general account. Additionally, costs associated with our variable annuity GMDBs were lower. In our property & casualty business, an increase in average premium per policy in both our auto and homeowners businesses contributed to the increase in operating earnings. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to 2013.

A $48 million decrease in operating earnings was attributable to market factors, including equity markets and interest rates. Strong equity market performance led to higher asset-based commissions, which were, in part, driven by separate account balances, higher DAC amortization and costs associated with our GMDBs. The more favorable separate account returns in 2013 drove lower DAC amortization in 2013 as compared to 2014 where equity returns were much less favorable. These negative impacts were partially offset by higher asset-based fee income in 2014 due to increased average separate account balances. This positive equity market performance also drove higher net investment income from private equity investments. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This negative interest rate impact was partially offset by lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions, and lower DAC amortization in our life business. Lower returns in our hedge funds also decreased operating earnings and were partially offset by higher income from real estate joint ventures and increased prepayment fees.
Less favorable mortality experience in our variable and universal life business, primarily driven by three large, unreinsured claims, partially offset by favorable experience in the traditional life and immediate annuities businesses, resulted in a $40 million decrease in operating earnings. In our property & casualty business, non-catastrophe claim costs increased by $8 million as a result of higher frequencies in our auto business offset by lower frequencies in our homeowners business. Catastrophe-related losses increased $5 million as compared to 2013. In addition, favorable morbidity experience in our individual disability income business resulted in a $6 million increase in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both years, resulted in a net operating earnings decrease of $11 million and were primarily related to unfavorable DAC unlockings in the variable annuity business, partially offset by favorable DAC unlockings in our traditional and universal life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $7 million increase in operating earnings, which included $104 million of favorable reserve adjustments in 2014 related to disability premium waivers and a 2014 charge of $57 million related to delayed settlement interest on unclaimed funds held by state governments, both in our life business. Operating earnings increased due to a decline in expenses of $109 million, mainly the result of lower employee-related costs and the 2013 increase in litigation reserves.
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts (with the exception of sales data) discussed below are net of income tax.
A $245 million increase in operating earnings was largely attributable to business growth. This growth was generated, in part, in the life and annuity businesses, despite sales declines in those businesses. Our life businesses had positive net flows, mainly in the universal life business, which is reflected in higher net investment income, partially offset by an increase in DAC amortization. On the annuities side, average separate account assets grew, driven by strong sales in 2012, resulting in an increase in asset-based fees. In our property & casualty business, an increase in average premium per policy in both our auto and homeowners businesses contributed to the increase in operating earnings. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity in the business as compared to 2012.
The rising equity markets increased our average separate account balances driving an increase in asset-based fee income. This continued positive equity market performance also drove higher net investment income from other limited partnership interests and resulted in lower DAC amortization. These positive impacts were partially offset by higher asset-based commissions, which are also, in part, determined by separate account balances and higher costs associated with our variable annuity GMDBs. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. Additionally, we had a lower interest crediting rate on allocated equity in 2013, which resulted in lower net investment income. These negative interest rate impacts were partially offset by higher income earned on interest rate derivatives and lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Lower returns on real estate joint ventures also decreased operating earnings. The net impact of these items resulted in a $174 million increase in operating earnings. Also, the impact of the sustained low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, mainly within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $61 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by other unfavorable earnings drivers that also affected the closed block and have been incorporated in these discussions.

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
The combined impact of the 2013 and 2012 annual assumption updates resulted in a net operating earnings decrease of $55 million. This unfavorable impact was primarily related to 2012 DAC unlockings in the variable annuity business, partially offset by less unfavorable life business unlockings in 2013. In addition to our annual updates, certain insurance-related liabilities and DAC refinements recorded in both 2013 and 2012 resulted in a $76 million increase in operating earnings.
Also contributing to the increase in operating earnings was a decline in expenses of $30 million, primarily driven by $100 million of savings from the Company’s enterprise-wide strategic initiative, partially offset by an increase of $61 million related to increases in litigation reserves and postretirement benefit obligations.
Group, Voluntary & Worksite Benefits

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Operating revenues
Premiums	$15,979	$15,250	$14,794
Universal life and investment-type product policy fees	716	688	662
Net investment income	1,844	1,856	1,768
Other revenues	420	418	422
Total operating revenues	18,959	18,212	17,646
Operating expenses
Policyholder benefits and claims and policyholder dividends	14,897	14,227	13,691
Interest credited to policyholder account balances	156	155	167
Capitalization of DAC	(143)	(141)	(138)
Amortization of DAC and VOBA	149	140	133
Interest expense on debt	1	1	1
Other expenses	2,570	2,380	2,351
Total operating expenses	17,630	16,762	16,205
Provision for income tax expense (benefit)	464	488	481
Operating earnings	$865	$962	$960
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The macroeconomic environment is demonstrating steady growth and instilling further confidence in the U.S. economy. The improvement in the U.S. economy and overall employment remain slow and steady. In 2014, premiums increased across the segment. Our term life, dental and disability businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from pricing actions on existing business. In addition, premiums in our term life business increased due to the impact of experience adjustments on our participating contracts; however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. The introduction of new products also drove growth in the voluntary benefits business. Although we have discontinued selling our LTC product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment.

Our life business experienced less favorable mortality in 2014, mainly due to an increase in claims severity in the term life business and increased claims incidence in the group universal life business, which resulted in a $48 million decrease in operating earnings. Unfavorable claims experience in our disability business, driven by higher approvals, was partially offset by higher net closures. In addition, increased utilization of services across the channels of our dental business was partially offset by the impact of lapses on certain insurance liabilities, higher net closures in our LTC business and favorable claims incidence in our AD&D business. Our overall net unfavorable claims experience resulted in a $14 million decrease in operating earnings. The impact of favorable refinements to certain insurance and other liabilities in 2014 resulted in an increase in operating earnings of $27 million. In our property & casualty business, catastrophe-related losses increased by $21 million as compared to 2013, mainly due to severe storm activity in 2014. In addition, severe winter weather in 2014 increased non-catastrophe claim costs by $18 million, which was the result of higher frequencies in both our auto and homeowners businesses, as well as higher severities in our homeowners business, partially offset by lower severities in our auto business. These unfavorable results were partially offset by additional favorable development of prior year non-catastrophe losses, which improved operating earnings by $15 million.
The impact of changes in market factors, including lower yields on our fixed maturity securities and mortgage loans, and decreased income on alternative investments, partially offset by higher returns on our real estate joint ventures and private equity investments, resulted in lower investment yields. Unlike in the Retail and Corporate Benefit Funding segments, in the Group Voluntary & Worksite Benefits segment, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decrease in investment yields, slightly offset by lower crediting rates in 2014, reduced operating earnings by $35 million.
The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $42 million. Growth in premiums and deposits in 2014, partially offset by a reduction in other liabilities, PABs and allocated equity, resulted in an increase in our average invested assets, increasing operating earnings by $30 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $24 million. The PPACA fee increased other expenses by $58 million in 2014; however, the impact of the assessment was significantly offset by a related increase in premiums in the dental business. The remaining increase in other operating expenses, including higher marketing and sales support costs in our property & casualty business, was partially offset by the remaining increase in premiums, fees and other revenues.
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $44 million. In addition, an increase in exposures resulted in an $11 million increase in operating earnings. The positive impact from higher premiums on this increase in exposures exceeded the negative impact from the related claims. Exposures are defined generally as each automobile for the auto line of business and each residence for the homeowners line of business. An increase in allocated equity and growth in premiums and deposits in 2013, partially offset by a reduction in other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $34 million. Consistent with the growth in average invested assets from 2013 premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and policyholder account balances increased by $19 million. In the fourth quarter of 2012, we recorded a $50 million impairment charge on an intangible asset related to a previously acquired dental business. The favorable impact of this 2012 charge was almost entirely offset by higher operating expenses in 2013, primarily from postretirement benefit costs across the segment and an increase in marketing, advertising and sales-related expenses in our property & casualty business.
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

Corporate Benefit Funding

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Operating revenues
Premiums	$2,768	$2,767	$2,681
Universal life and investment-type product policy fees	226	247	225
Net investment income	5,799	5,621	5,542
Other revenues	286	278	259
Total operating revenues	9,079	8,913	8,707
Operating expenses
Policyholder benefits and claims and policyholder dividends	5,106	5,180	5,039
Interest credited to policyholder account balances	1,140	1,233	1,358
Capitalization of DAC	(31)	(27)	(29)
Amortization of DAC and VOBA	19	23	22
Interest expense on debt	9	9	8
Other expenses	513	504	460
Total operating expenses	6,756	6,922	6,858
Provision for income tax expense (benefit)	812	696	646
Operating earnings	$1,511	$1,295	$1,203
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has contributed to the underfunding of pension plans, which limits our customers’ ability to engage in full pension plan closeout terminations. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. Lower pension plan closeouts in 2014 resulted in a decrease in premiums. However, competitive pricing and a relative increase in participation drove an increase in structured settlement sales in 2014. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits.
The sustained low interest rate environment impacted our interest credited rates, as well as our investment yields. Many of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The sustained low interest rate environment drove lower investment yields on mortgage loans and fixed maturity securities. In addition, hedge fund income declined. These unfavorable changes were partially offset by the impact of changes in market factors that drove higher income on interest rate derivatives and improved returns on real estate joint ventures. The impact of lower interest credited expense offset by lower investment returns resulted in an increase in operating earnings of $34 million.
The impact of 2014 deposits and funding agreement issuances, as well as increases in allocated equity and other liabilities, resulted in higher invested assets, which drove an increase in net investment income that was partially offset by the related increase in interest credited expense and resulted in a $122 million increase in operating earnings. In addition, strong investment performance and large case sales for our separate account products drove higher average account balances which resulted in an increase in separate account fees of $8 million.
Favorable mortality in 2014, primarily in our structured settlements business, resulted in a $24 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both years increased operating earnings by $28 million.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The impact of 2013 deposits and funding agreement issuances contributed to an increase in invested assets, resulting in an increase of $164 million in operating earnings. Growth in deposits and funding agreement issuances generally results in a corresponding increase in interest credited on certain insurance liabilities; this decreased operating earnings by $118 million compared to 2012.
The sustained low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities, mortgage loans and real estate joint ventures were partially offset by increased earnings on interest rate derivatives and our securities lending program. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense was partially offset by lower investment returns and resulted in a net increase in operating earnings of $81 million.
Mortality results were mixed across our products and resulted in a slight increase in operating earnings. The net impact of insurance liability refinements in both 2013 and 2012 decreased operating earnings by $25 million.
Higher costs associated with technology initiatives and pension and postretirement benefit plans, as well as an increase in litigation reserves, were partially offset by lower employee-related expenses realized through operating efficiencies. This increase in operating expenses was slightly offset by higher fees earned on our separate account balances, which grew during 2013 as a result of an increase in average separate account deposits. The net impact of these items was a $10 million decrease in operating earnings.
Latin America

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Operating revenues
Premiums	$2,967	$2,824	$2,578
Universal life and investment-type product policy fees	1,239	991	785
Net investment income	1,347	1,246	1,198
Other revenues	34	23	16
Total operating revenues	5,587	5,084	4,577
Operating expenses
Policyholder benefits and claims and policyholder dividends	2,743	2,454	2,231
Interest credited to policyholder account balances	394	417	393
Capitalization of DAC	(385)	(424)	(353)
Amortization of DAC and VOBA	321	310	224
Amortization of negative VOBA	(1)	(2)	(5)
Interest expense on debt	—	—	(1)
Other expenses	1,677	1,612	1,375
Total operating expenses	4,749	4,367	3,864
Provision for income tax expense (benefit)	156	143	130
Operating earnings	$682	$574	$583

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $108 million over 2013. The impact of changes in foreign currency exchange rates decreased operating earnings by $57 million compared to 2013.
A tax reform bill was enacted in Chile on September 29, 2014 which includes, among other things, a gradual increase in the corporate tax rate. Our Chilean businesses, including ProVida, incurred a one-time tax charge of $41 million as a result of this legislation. Excluding the aforementioned tax reform, our operating earnings increased by $166 million in 2014 due to the fourth quarter 2013 acquisition of ProVida.
Latin America experienced organic growth and increased sales of life products in several countries, as well as in our U.S. sponsored direct business. This was partially offset by decreased pension and accident & health sales in Mexico and Brazil. The resulting increase in premiums was partially offset by related changes in policyholder benefits. Growth in our businesses and the impact of inflation drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. Increases in marketing costs and commissions resulted in higher operating expenses. Business growth also drove an increase in DAC amortization. The items discussed above were the primary drivers of an $80 million increase in operating earnings.
The net impact of changes in market factors resulted in a $21 million decrease in operating earnings. This decrease was primarily driven by higher interest credited expense, the unfavorable impact of inflation, and lower yields from alternative investments and mortgage loans in Chile, partially offset by higher investment yields on fixed income securities in Chile and Brazil.
Tax-related adjustments in both 2014 and 2013 increased operating earnings by $47 million, excluding the aforementioned tax reform. These tax-related adjustments include 2014 tax benefits related to the devaluation of the peso in Argentina, inflation in Argentina and Chile, and a 2013 tax rate change in Mexico. These increases were partially offset by unfavorable claims experience, primarily due to increased claims severity and frequency in Mexico, Chile and Brazil, which decreased operating earnings by $32 million. In addition, higher expenses, primarily generated by employee- and information technology-related costs across several countries, decreased operating earnings by $19 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC, which resulted in a net operating earnings decrease of $7 million. In addition to our annual updates, other refinements to DAC and other adjustments recorded in both 2014 and 2013 resulted in a $7 million decrease in operating earnings.
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
Higher premiums from sales growth in several countries were partially offset by the related changes in policyholder benefits. The growth in our businesses drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. However, the increase in sales also generated a more significant increase in operating expenses, including commissions, which were partially offset by a corresponding increase in DAC capitalization. The items discussed above were the primary drivers of a $2 million decrease in operating earnings.
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

The 2013 annual assumption update resulted in a net operating earnings increase of $7 million. In addition to our annual updates, other refinements to DAC and other adjustments recorded in both 2013 and 2012 resulted in a $14 million decrease in operating earnings. In addition, operating earnings increased by $11 million due to favorable claims experience in Mexico.
Asia

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Operating revenues
Premiums	$7,566	$7,801	$8,344
Universal life and investment-type product policy fees	1,693	1,722	1,491
Net investment income	2,856	2,915	2,895
Other revenues	106	92	26
Total operating revenues	12,221	12,530	12,756
Operating expenses
Policyholder benefits and claims and policyholder dividends	5,724	5,755	5,819
Interest credited to policyholder account balances	1,544	1,690	1,784
Capitalization of DAC	(1,914)	(2,143)	(2,288)
Amortization of DAC and VOBA	1,397	1,542	1,563
Amortization of negative VOBA	(364)	(427)	(456)
Interest expense on debt	—	—	5
Other expenses	3,971	4,312	4,738
Total operating expenses	10,358	10,729	11,165
Provision for income tax expense (benefit)	575	557	554
Operating earnings	$1,288	$1,244	$1,037
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $44 million over 2013. The impact of changes in foreign currency exchange rates reduced operating earnings by $52 million for 2014 as compared with 2013 and resulted in significant variances in the financial statement line items. For example, while premiums, fees and other revenues decreased 3% on a reported basis, they increased 3% on a constant currency basis.
Asia’s premiums, fees and other revenues increased over 2013 primarily driven by broad based in-force growth across the region, including in our ordinary life business in Japan and our group insurance business in Australia. Positive net flows in Korea and Japan, combined with growth in our life business in India and Bangladesh, resulted in higher average invested assets and generated an increase in net investment income. Changes in premiums for these businesses were offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $83 million.
Investment returns were negatively affected by the adverse impact of the sustained low interest rate environment on mortgage loans and an increase in lower yielding Japanese government securities, combined with lower returns on our other limited partnership interests and decreased prepayment fee income. These declines in yields were partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. Declines in yields, combined with the impact of foreign currency hedges, resulted in a $41 million decrease in operating earnings.
Our 2013 results include a strengthening of group and permanent disability claim reserves of $57 million, net of reinsurance, in Australia. In addition, refinements to DAC and certain insurance-related liabilities that were recorded in both years resulted in a $14 million increase in operating earnings. Our 2014 results for Korea decreased $5 million as a result of unfavorable claims experience, primarily in our life business, and regulatory changes.

Our 2014 results include a $9 million tax benefit related to U.S. taxation of dividends from Japan and a $4 million tax benefit resulting from a tax rate change in Japan. Our 2013 results include a $17 million tax benefit in Japan related to the estimated reversal of temporary differences and a one-time tax benefit of $10 million related to the disposal of our interest in a Korean asset management company at the beginning of 2013.
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
The combined impact of the 2013 and 2012 annual assumption updates resulted in a net operating earnings increase of $56 million. Also in 2013, as a result of a review of our own recent claims experience, and in consideration of the worsening trend for the industry in Australia, we strengthened our group total and permanent disability claim reserves in Australia, which reduced operating earnings by $57 million, net of reinsurance.
The 2013 results include a $17 million tax benefit recorded in Japan related to the reversal of temporary differences. The 2013 results also include a $10 million one-time tax benefit related to the release of certain reserves and the disposal of our interest in a Korea asset management company at the beginning of 2013. In addition, 2012 results include a one-time tax expense of $16 million, including the adjustment of net operating loss carryforwards in Hong Kong.

EMEA

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Operating revenues
Premiums	$2,309	$2,297	$2,370
Universal life and investment-type product policy fees	466	386	333
Net investment income	508	498	535
Other revenues	60	97	121
Total operating revenues	3,343	3,278	3,359
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,053	1,039	1,196
Interest credited to policyholder account balances	148	147	126
Capitalization of DAC	(680)	(714)	(723)
Amortization of DAC and VOBA	613	683	626
Amortization of negative VOBA	(31)	(95)	(94)
Interest expense on debt	—	1	1
Other expenses	1,810	1,810	1,810
Total operating expenses	2,913	2,871	2,942
Provision for income tax expense (benefit)	68	78	146
Operating earnings	$362	$329	$271
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $33 million over 2013. The impact of changes in foreign currency exchange rates reduced operating earnings by $18 million for 2014 as compared to 2013.
In 2014, we converted to calendar year reporting for certain of our subsidiaries, which resulted in a $17 million increase to operating earnings. This was partially offset by a refinement in DAC in the U.K., which resulted in a $5 million decrease to operating earnings. Our 2013 results were negatively impacted as a result of a $30 million tax charge related to the write-off of a U.K. tax loss carryforward and by a $26 million write-down of DAC and VOBA related to pension reform in Poland. The Company received tax benefits in both years following its decision to permanently reinvest certain foreign earnings outside of the U.S., however, since the 2013 benefit was larger, operating earnings decreased by $18 million. In addition, our 2013 results benefited by $8 million due to liability refinements and a change in the local corporate tax rate in Greece.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC, which resulted in a net operating earnings increase of $6 million for 2014 as compared to 2013. The amortization, or release, of negative VOBA associated with the conversion of certain policies generally results in an increase in operating earnings. In 2014, the number of policies converted declined and so, relative to 2013, this reduced operating earnings by $11 million.
An increase in sales over 2013, primarily in the Middle East and central, eastern and southern Europe, was partially offset by the impact of regulatory changes in the U.K. Net investment income increased, driven by an increase in average invested assets from business growth in Egypt, the Persian Gulf and Russia, in addition to a slight increase in yields from the lengthening of the Ireland and Greece shorter-term portfolios into higher yielding longer duration fixed maturity securities. Our 2014 results also included certain legal and re-branding expenses, while operating earnings benefited as a result of a review of certain tax liabilities. The combined impact of the items discussed above increased operating earnings by $13 million.

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
The 2013 and 2012 annual assumption updates resulted in a net operating earnings increase of $12 million, primarily related to assumption updates in the Persian Gulf and Greece.
Corporate & Other

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Operating revenues
Premiums	$153	$116	$56
Universal life and investment-type product policy fees	127	139	155
Net investment income	177	360	679
Other revenues	68	28	33
Total operating revenues	525	643	923
Operating expenses
Policyholder benefits and claims and policyholder dividends	104	63	119
Interest credited to policyholder account balances	34	42	39
Capitalization of DAC	(60)	(28)	—
Amortization of DAC and VOBA	13	1	2
Interest expense on debt	1,167	1,148	1,176
Other expenses	1,018	894	559
Total operating expenses	2,276	2,120	1,895
Provision for income tax expense (benefit)	(1,079)	(932)	(687)
Operating earnings	(672)	(545)	(285)
Less: Preferred stock dividends	122	122	122
Operating earnings available to common shareholders	$(794)	$(667)	$(407)

The table below presents operating earnings available to common shareholders by source net of income tax:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Other business activities	$47	$62	$46
Other net investment income	122	234	444
Interest expense on debt	(759)	(747)	(764)
Preferred stock dividends	(122)	(122)	(122)
Acquisition costs	(5)	(18)	(37)
Corporate initiatives and projects	(183)	(134)	(114)
Incremental tax benefit	466	415	347
Other (including asbestos litigation)	(360)	(357)	(207)
Operating earnings available to common shareholders	$(794)	$(667)	$(407)
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings available to common shareholders and operating earnings each decreased by $127 million, primarily due to lower net investment income and higher expenses related to corporate initiatives and projects, partially offset by higher incremental tax benefits.
Operating earnings from other business activities decreased by $15 million. Lower operating earnings from the assumed reinsurance from our former operating joint venture in Japan, primarily due to lower returns in 2014, were partially offset by higher operating earnings from start-up operations.
Other net investment income decreased by $112 million. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, the adverse impact of the sustained low interest rate environment on yields from our fixed maturity securities and lower returns on real estate investments. These decreases were partially offset by improved returns on other limited partnership interests and higher mark-to-market income on residential mortgage loans carried at fair value.
Interest expense on debt increased by $12 million, mainly due to the issuance of $1.0 billion of senior notes in April 2014 and the recognition of issuance costs related to the early redemption of senior notes in May 2014.
Acquisition costs decreased by $13 million due to lower internal resource costs for associates committed to certain acquisition activities.
Expenses related to corporate initiatives and projects increased by $49 million, primarily due to higher relocation costs, severance and consulting expenses. These expenses include a $16 million decrease in restructuring charges, the majority of which related to severance.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The tax benefit in 2014 included additional tax benefits of $36 million relating to the separate account dividends received deduction and a $16 million tax benefit related to the timing of certain tax credits. In addition, we received tax benefits of $32 million in 2014 and $10 million in 2013 related to the filing of the Company’s U.S. federal tax returns. These benefits were offset by an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter that was not deductible for income tax purposes. In addition, we had lower utilization of tax preferenced investments and other benefits which decreased our operating earnings by $5 million from 2013.
Our results for 2014 include charges totaling $57 million related to the settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. In addition, we increased our litigation reserves related to asbestos more in 2014 than in 2013 resulting in a $16 million decline in operating earnings. This was partially offset by a $31 million decline in expenses which included decreases in interest on uncertain tax positions and an adjustment on certain reinsurance assets and liabilities. In addition, declines in employee-related costs and lower software amortization totaling $15 million, improved operating earnings.

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
Other net investment income decreased $183 million, excluding the FHLB advances and the divested MetLife Bank operations. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and lower returns on our fixed maturity securities, real estate joint ventures and alternative investments, partially offset by higher income on our credit derivatives and real estate investments.
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
In 2013, we benefited from the impact of certain permanent tax differences, primarily higher utilization of tax preferenced investments, which improved operating earnings by $68 million from 2012.
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

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee, chaired by GRM, reviews and monitors investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

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

We generally enter into market standard purchased and written credit default swap contracts. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring, and may include governmental intervention. With respect to credit default contracts on Western European sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association deems that a credit event has occurred.
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, have contributed to global market volatility. As a global insurance company, we are also affected by the monetary policy of central banks around the world. Financial markets have also been affected by concerns over the direction of U.S. fiscal policy, although these concerns have abated since late 2013. See “— Industry Trends — Financial and Economic Environment.” The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and through its asset purchase programs. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment.” The ECB has also recently adopted an array of stimulus measures, including an expanded asset purchase program and a negative rate on bank deposits, which are intended to lessen the risk of a prolonged period of deflation and support economic recovery in the Euro zone. See “— Industry Trends — Financial and Economic Environment” for further information on such measures, as well as for information regarding actions taken by central banks around the world to support the economic recovery, including actions taken by Japan’s central government and the Bank of Japan to boost inflation expectations and achieve sustainable economic growth in Japan. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments
Excluding Europe’s perimeter region and Cyprus which are discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. We maintain general account investments in the European Region to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European Region operations invest in the European Region for diversification. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. Sovereign debt issued by countries outside of Europe’s perimeter region and Cyprus comprised $8.1 billion, or 99% of our European Region sovereign fixed maturity securities, at estimated fair value, at December 31, 2014. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $22.3 billion, or 72% of European Region total corporate securities, at estimated fair value, at December 31, 2014. Of these European Region sovereign fixed maturity and corporate securities, 92% were investment grade and, for the 8% that were below investment grade, the majority were non-financial services corporate securities at December 31, 2014. European Region financial services corporate securities, at estimated fair value, were $8.9 billion, including $6.4 billion within the banking sector, with 96% invested in investment grade rated corporate securities, at December 31, 2014.
Selected Country and Sector Investments
Concerns about the economic conditions, capital markets and the solvency of certain EU member states, including Europe’s perimeter region and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility, and has affected the performance of various asset classes in recent years. More recently, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. This, combined with greater ECB support and gradually improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of certain countries in Europe’s perimeter region and Cyprus and, with the exception of Greece, the risk of possible withdrawal of one or more countries from the Euro zone. See “— Industry Trends — Financial and Economic Environment.”
In addition to Europe’s perimeter region and Cyprus, other countries, including Ukraine, Russia and Argentina, have experienced market volatility due to economic and/or political concerns. We maintain general account investments in these countries to support our insurance operations and related policyholder liabilities in these countries.

There also has been an increased focus on energy sector investments as a result of declining oil prices. Our net exposure to energy sector fixed maturity securities was $15.3 billion (inclusive of net written credit default swaps with a notional value of $285 million), of which 84% were investment grade, with an unrealized gain of $1.1 billion at December 31, 2014.
We manage direct and indirect investment exposure in both countries and sectors through fundamental credit analysis and we continually monitor and adjust our level of investment exposure in response to current market conditions. We do not expect such general account investments to have a material adverse effect on our results of operations or financial condition.
The following table presents, by country, a summary of fixed maturity securities in these selected countries. The Company has written credit default swaps where the underlying is an index comprised of companies across various sectors in the European Region. At December 31, 2014, the written credit default swaps exposure to Europe’s perimeter region and Cyprus was $119 million in notional amount and $1 million in estimated fair value. The information below is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities at December 31, 2014
	Sovereign	Financial Services	Non-Financial Services	Total (1)
	(In millions)
Europe’s perimeter region:
Italy	$38	$167	$490	$695
Ireland	—	10	47	57
Spain	30	261	483	774
Total Europe’s perimeter region	68	438	1,020	1,526
Cyprus	40	—	—	40
Ukraine	22	—	—	22
Russia	292	10	36	338
Argentina	403	6	147	556
Total	$825	$454	$1,203	$2,482
Investment grade %	43%	92%	68%	64%
______________

(1)	The par value and amortized cost of the fixed maturity securities were $2.2 billion and $2.3 billion, respectively, at December 31, 2014.
Current Environment - Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), and level of unrealized gains (losses) within the various asset classes in our investment portfolio, as well as our level of investment in lower yielding cash equivalents and short-term investments and government securities. See “— Industry Trends” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

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

	For the Years Ended December 31,
	2014		2013		2012
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2) (3)	4.81%	$14,946	4.84%	$15,098	4.85%	$15,243
Mortgage loans (3)	5.15%	2,928	5.58%	3,020	5.64%	3,190
Real estate and real estate joint ventures	3.67%	376	3.44%	347	4.59%	401
Policy loans	5.36%	629	5.26%	620	5.25%	626
Equity securities	4.30%	133	4.44%	127	4.60%	133
Other limited partnership interests	13.01%	1,033	13.35%	955	12.76%	845
Cash and short-term investments	1.07%	161	0.98%	168	0.69%	143
Other invested assets		906		819		595
Total before investment fees and expenses	5.01%	21,112	5.03%	21,154	4.96%	21,176
Investment fees and expenses	(0.13)	(556)	(0.13)	(563)	(0.13)	(554)
Net investment income including Divested Businesses (4), (5)	4.88%	20,556	4.90%	20,591	4.83%	20,622
Less: net investment income from Divested Businesses (4), (5)		(72)		(197)		(336)
Net investment income (6)		$20,484		$20,394		$20,286
______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects GAAP adjustments presented in footnote (6) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”), contractholder-directed unit-linked investments and securitized reverse residential mortgage loans. A yield is not presented for other invested assets as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income (loss) includes amounts for FVO and trading securities of $103 million, $65 million and $88 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Yield calculations include the net investment income and ending carrying values of the divested businesses. The net investment income adjustment for the divested businesses for the years ended December 31, 2014, 2013 and 2012 was $72 million, $197 million and $336 million, respectively. The net investment income adjustment includes scheduled periodic settlement payments on derivatives not qualifying for hedge accounting adjustment that are excluded in the scheduled periodic settlement payments on derivatives not qualifying for hedge accounting line in the GAAP net investment income reconciliation presented below. The scheduled periodic settlement payments excluded were $1 million, $10 million and $16 million for the years ended December 31, 2014, 2013, and 2012, respectively. For the year ended December 31, 2012, the net investment income adjustment for divested businesses of $336 million excluded $177 million of securitized reverse residential mortgage loans that were included in the divested businesses adjustment of $513 million presented below.

(5)
In the first quarter of 2014, MetLife, Inc. began reporting the operations of MAL as divested business. As a result, certain amounts in the prior periods have been reclassified to conform with the current period segment presentation. See “— Executive Summary.”

(6)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs and contractholder-directed unit-linked investments. Such reclassifications are presented in the table below.

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net investment income — in the above yield table	$20,484	$20,394	$20,286
Real estate discontinued operations	(1)	(9)	(3)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(705)	(643)	(448)
Equity method operating joint ventures	(1)	(2)	—
Contractholder-directed unit-linked investments	1,266	2,172	1,473
Divested Businesses	72	197	513
Incremental net investment income from CSEs	38	123	163
Net investment income — GAAP consolidated statements of operations	$21,153	$22,232	$21,984
See “— Results of Operations — Consolidated Results — Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013” and “— Results of Operations — Consolidated Results —Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012,” for an analysis of the year over year changes in net investment income.
Fixed Maturity and Equity Securities Available-for-Sale
Fixed maturity securities AFS, which consisted principally of publicly-traded and privately-placed fixed maturity securities and redeemable preferred stock, were $365.4 billion and $350.2 billion, at estimated fair value, at December 31, 2014 and 2013, respectively, or 71% of total cash and invested assets at both December 31, 2014 and 2013. Publicly-traded fixed maturity securities represented $315.2 billion and $302.3 billion, at estimated fair value, at December 31, 2014 and 2013, respectively, or 86% of total fixed maturity securities at both December 31, 2014 and 2013. Privately-placed fixed maturity securities represented $50.2 billion and $47.9 billion, at estimated fair value, at December 31, 2014 and 2013, respectively, or 14% of total fixed maturity securities at both December 31, 2014 and 2013.
Equity securities AFS, which consisted principally of publicly-traded and privately-held common and non-redeemable preferred stock, including certain perpetual hybrid securities and mutual fund interests, were $3.6 billion and $3.4 billion, at estimated fair value, at December 31, 2014 and 2013, respectively, or 0.7% of total cash and invested assets at both December 31, 2014 and 2013. Publicly-traded equity securities represented $2.5 billion and $2.4 billion, at estimated fair value, or 69% and 71% of total equity securities, at December 31, 2014 and 2013, respectively. Privately-held equity securities represented $1.1 billion and $1.0 billion, at estimated fair value, or 31% and 29% of total equity securities, at December 31, 2014 and 2013, respectively.
Included within fixed maturity and equity securities were $1.0 billion and $1.1 billion of perpetual securities, at estimated fair value, at December 31, 2014 and 2013, respectively. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Included within fixed maturity securities were $1.3 billion and $1.5 billion of redeemable preferred stock with a stated maturity, at estimated fair value, at December 31, 2014 and 2013, respectively. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.

Valuation of Securities. We are responsible for the determination of estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2014.
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

	December 31, 2014
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1:
Quoted prices in active markets for identical assets	$36,879	10.1%	$1,558	42.9%
Level 2:
Independent pricing source	269,667	73.8	768	21.2
Internal matrix pricing or discounted cash flow techniques	36,744	10.1	960	26.4
Significant other observable inputs	306,411	83.9	1,728	47.6
Level 3:
Independent pricing source	5,500	1.5	220	6.1
Internal matrix pricing or discounted cash flow techniques	14,070	3.8	103	2.8
Independent broker quotations	2,565	0.7	22	0.6
Significant unobservable inputs	22,135	6.0	345	9.5
Total estimated fair value	$365,425	100.0%	$3,631	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2014 are as follows:

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

•
During the year ended December 31, 2014, Level 3 fixed maturity securities decreased by $2.2 billion or 9%. The decrease was driven by net transfers out of Level 3, partially offset by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”). The net transfers out of Level 3 of fixed maturity securities were concentrated in ABS, U.S. and foreign corporate securities, and foreign government securities. The purchases in excess of sales were concentrated in RMBS, U.S. and foreign corporate securities, and ABS, and the increase in estimated fair value recognized in OCI for fixed maturity securities was concentrated in U.S. corporate securities.

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

Fixed Maturity Securities Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. The NAIC designations are generally similar to the credit quality ratings of the NRSRO for fixed maturity securities, except for certain structured securities as described below. Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s, S&P, Fitch, Dominion Bond Rating Service, A.M. Best, Kroll Bond Rating Agency, Egan Jones Ratings Company and Morningstar, Inc. (“Morningstar”). If no rating is available from a rating agency, then an internally developed rating is used.
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
The following table presents total fixed maturity securities by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		December 31,
		2014				2013
NAIC Designation	Rating Agency Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
			(In millions)				(In millions)
1	Aaa/Aa/A	$233,246	$23,837	$257,083	70.4%	$230,429	$11,640	$242,069	69.1%
2	Baa	76,754	6,654	83,408	22.8	79,732	4,382	84,114	24.0
	Subtotal investment grade	310,000	30,491	340,491	93.2	310,161	16,022	326,183	93.1
3	Ba	14,967	178	15,145	4.1	13,239	358	13,597	3.9
4	B	8,481	(96)	8,385	2.3	9,216	162	9,378	2.7
5	Caa and lower	1,296	44	1,340	0.4	932	23	955	0.3
6	In or near default	36	28	64	—	51	23	74	—
	Subtotal below investment grade	24,780	154	24,934	6.8	23,438	566	24,004	6.9
	Total fixed maturity securities	$334,780	$30,645	$365,425	100.0%	$333,599	$16,588	$350,187	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2014
U.S. corporate	$46,043	$44,174	$9,627	$5,602	$497	$11	$105,954
Foreign corporate	25,368	31,084	3,775	1,358	89	1	61,675
U.S. Treasury and agency	61,516	—	—	—	—	—	61,516
Foreign government	44,837	5,763	744	863	418	41	52,666
RMBS	37,156	1,049	766	551	318	6	39,846
State and political subdivision	14,656	501	30	—	—	—	15,187
CMBS	14,124	30	166	9	3	—	14,332
ABS	13,383	807	37	2	15	5	14,249
Total fixed maturity securities	$257,083	$83,408	$15,145	$8,385	$1,340	$64	$365,425
Percentage of total	70.4%	22.8%	4.1%	2.3%	0.4%	—%	100.0%
December 31, 2013
U.S. corporate	$46,038	$45,639	$9,349	$4,998	$415	$30	$106,469
Foreign corporate	27,957	30,477	2,762	1,910	45	1	63,152
U.S. Treasury and agency	45,123	—	—	—	—	—	45,123
Foreign government	47,767	4,481	648	1,363	178	—	54,437
RMBS	31,385	1,657	753	974	248	38	35,055
State and political subdivision	13,222	598	10	—	—	—	13,830
CMBS	16,393	47	45	14	51	—	16,550
ABS	14,184	1,215	30	119	18	5	15,571
Total fixed maturity securities	$242,069	$84,114	$13,597	$9,378	$955	$74	$350,187
Percentage of total	69.1%	24.0%	3.9%	2.7%	0.3%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
 We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both December 31, 2014 and 2013. The tables below present our U.S. and foreign corporate securities holdings at:

	December 31,
	2014		2013
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$61,675	36.8%	$63,152	37.2%
U.S. corporate fixed maturity securities — by industry:
Consumer	27,808	16.6	27,953	16.5
Industrial	27,221	16.2	27,462	16.2
Utility	20,029	12.0	19,066	11.2
Finance	18,688	11.1	20,135	11.9
Communications	8,071	4.8	8,074	4.8
Other	4,137	2.5	3,779	2.2
Total	$167,629	100.0%	$169,621	100.0%
______________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
 We held $68.4 billion and $67.2 billion of structured securities, at estimated fair value, at December 31, 2014 and 2013, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	December 31,
	2014			2013
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$20,269	50.9%	$1,083	$19,046	54.3%	$705
Pass-through securities	19,577	49.1	699	16,009	45.7	183
Total RMBS	$39,846	100.0%	$1,782	$35,055	100.0%	$888
By risk profile:
Agency	$26,818	67.3%	$1,469	$23,686	67.6%	$762
Prime	2,648	6.6	68	2,935	8.4	71
Alt-A	5,540	13.9	85	4,986	14.2	(25)
Sub-prime	4,840	12.2	160	3,448	9.8	80
Total RMBS	$39,846	100.0%	$1,782	$35,055	100.0%	$888
Ratings profile:
Rated Aaa/AAA	$27,362	68.7%		$24,764	70.6%
Designated NAIC 1	$37,156	93.2%		$31,385	89.5%

Collateralized mortgage obligations are structured by dividing the cash flows of mortgages into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments and, for a fee, remits or passes these payments through to the holders of the pass-through securities.
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2014 and 2013. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Included within prime and Alt-A RMBS are re-securitization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the re-securitization. Our Alt-A RMBS portfolio has performed within our expectations and is comprised primarily of fixed rate mortgage loans (95% and 94% at December 31, 2014 and 2013, respectively) and has an insignificant amount of option adjustable rate mortgage loans.
Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we have increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The estimated fair value of our sub-prime RMBS purchased since 2012 was $3.9 billion and $2.5 billion with unrealized gains of $130 million and $96 million at December 31, 2014 and 2013, respectively, and they are performing within our expectations.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	December 31, 2014
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2004	$251	$258	$25	$27	$54	$56	$40	$40	$17	$17	$387	$398
2005	2,278	2,300	412	426	243	253	111	115	9	13	3,053	3,107
2006	1,983	2,056	103	106	107	110	66	73	—	—	2,259	2,345
2007	694	720	64	67	195	205	41	43	129	131	1,123	1,166
2008 - 2010	5	5	—	—	25	25	—	—	—	—	30	30
2011	561	603	23	24	63	65	—	—	4	4	651	696
2012	467	559	245	255	842	866	—	—	3	3	1,557	1,683
2013	802	854	467	505	1,330	1,393	13	11	—	—	2,612	2,763
2014	466	480	883	900	652	677	13	14	76	73	2,090	2,144
Total	$7,507	$7,835	$2,222	$2,310	$3,511	$3,650	$284	$296	$238	$241	$13,762	$14,332
Ratings Distribution		54.7%		16.1%		25.5%		2.0%		1.7%		100.0%

	December 31, 2013
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2004	$2,483	$2,522	$227	$236	$118	$124	$92	$95	$22	$21	$2,942	$2,998
2005	3,294	3,442	363	387	372	393	102	110	29	36	4,160	4,368
2006	2,355	2,466	246	260	145	156	16	21	36	37	2,798	2,940
2007	782	814	65	70	208	220	184	187	75	69	1,314	1,360
2008 - 2010	—	—	—	—	55	52	1	1	8	9	64	62
2011	587	613	25	24	87	87	—	—	5	4	704	728
2012	439	477	271	264	937	892	—	—	17	51	1,664	1,684
2013	$719	$715	$396	$384	$1,354	$1,311	$—	$—	$—	$—	$2,469	$2,410
Total	$10,659	$11,049	$1,593	$1,625	$3,276	$3,235	$395	$414	$192	$227	$16,115	$16,550
Ratings Distribution		66.8%		9.8%		19.5%		2.5%		1.4%		100.0%
The tables above reflect ratings assigned by NRSROs including Moody’s, S&P, Fitch and Morningstar. CMBS designated NAIC 1 were 98.5% and 99.1% of total CMBS at December 31, 2014 and 2013, respectively.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31,
	2014			2013
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized debt obligations	$5,262	36.9%	$(46)	$2,960	19.0%	$(6)
Foreign residential loans	2,146	15.1	63	3,415	21.9	80
Student loans	1,997	14.0	42	2,332	15.0	17
Automobile loans	1,625	11.4	10	2,635	16.9	12
Credit card loans	1,195	8.4	44	2,187	14.1	20
Other loans	2,024	14.2	15	2,042	13.1	(10)
Total	$14,249	100.0%	$128	$15,571	100.0%	$113
Ratings profile:
Rated Aaa/AAA	$7,950	55.8%		$9,616	61.8%
Designated NAIC 1	$13,383	93.9%		$14,184	91.1%
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $96 million, $192 million and $351 million for the years ended December 31, 2014, 2013 and 2012, respectively. Impairments of fixed maturity securities were $60 million, $166 million and $317 million for the years ended December 31, 2014, 2013 and 2012, respectively. Impairments of equity securities were $36 million, $26 million and $34 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Credit-related impairments of fixed maturity securities were $60 million, $147 million and $223 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $96 million for the year ended December 31, 2014 as compared to $192 million for the year ended December 31, 2013. The most significant decreases were in U.S. and foreign corporate securities and RMBS, which comprised $40 million for the year ended December 31, 2014, as compared to $154 million for the year ended December 31, 2013. A decrease of $65 million in OTTI losses on U.S. and foreign corporate securities and a $49 million decrease in OTTI losses on RMBS reflected improving economic fundamentals. The $65 million decrease in OTTI losses on U.S. and foreign corporate securities was concentrated in the utility and financial services industries.
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $192 million for the year ended December 31, 2013 as compared to $351 million for the year ended December 31, 2012. The most significant decreases were in U.S. and foreign corporate securities and CMBS, which comprised $86 million for the year ended December 31, 2013, as compared to $210 million for the year ended December 31, 2012. A decrease of $85 million in OTTI losses on U.S and foreign corporate securities was concentrated in financial services, communications, transportation and utility industries and was primarily attributable to intent-to-sell impairments in 2012, while a $39 million decrease in OTTI losses on CMBS reflected improving economic fundamentals.
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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $16.7 billion and $17.4 billion at estimated fair value, or 3.2% and 3.5% of total cash and invested assets, at December 31, 2014 and 2013, respectively. See Note 10 of the Notes to the Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
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

Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial real estate, agricultural real estate and residential properties. Mortgage loans held-for-investment and related valuation allowances are summarized as follows at:

	December 31,
	2014				2013
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$41,088	68.7%	$224	0.5%	$40,926	73.0%	$258	0.6%
Agricultural	12,378	20.7	39	0.3%	12,391	22.1	44	0.4%
Residential	6,369	10.6	42	0.7%	2,772	4.9	20	0.7%
Total	$59,835	100.0%	$305	0.5%	$56,089	100.0%	$322	0.6%
The information presented in the tables herein exclude mortgage loans held-for-investment where we elected the FVO and mortgage loans held-for-sale. Such amounts are presented in Note 8 of the Notes to the Consolidated Financial Statements.
We originated $11.1 billion and $10.5 billion of commercial mortgage loans during the years ended December 31, 2014 and 2013, respectively. We originated $3.5 billion and $3.3 billion of agricultural mortgage loans during the years ended December 31, 2014 and 2013, respectively. While we originate some residential mortgage loans, a substantial amount of residential mortgage loans acquired during the years ended December 31, 2014 and 2013, was purchased on the secondary market. See Note 8 of the Notes to the Consolidated Financial Statements for further information on mortgage loan purchases.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our mortgage loan portfolios, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located outside the U.S., calculated as a percent of the total mortgage loans held-for-investment, as presented above, at December 31, 2014. The carrying value of our mortgage loans located in California, New York and Texas were 20%, 11% and 7%, respectively, of total mortgage loans held-for-investment, as presented above, at December 31, 2014. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 65% of total mortgage loans held-for-investment, as presented above, at both December 31, 2014 and 2013. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment:

	December 31,
	2014		2013
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
Pacific	$8,620	21.0%	$8,961	21.9%
Middle Atlantic	7,689	18.7	7,367	18.0
International	7,251	17.7	6,709	16.4
South Atlantic	6,384	15.5	6,977	17.1
West South Central	3,990	9.7	3,619	8.8
East North Central	2,430	5.9	2,717	6.6
New England	1,155	2.8	1,404	3.4
Mountain	932	2.3	834	2.0
East South Central	424	1.0	471	1.2
West North Central	140	0.3	148	0.4
Multi-Region and Other	2,073	5.1	1,719	4.2
Total recorded investment	41,088	100.0%	40,926	100.0%
Less: valuation allowances	224		258
Carrying value, net of valuation allowances	$40,864		$40,668
Property Type:
Office	$21,400	52.1%	$20,629	50.4%
Retail	9,389	22.9	9,245	22.6
Hotel	4,196	10.2	4,219	10.3
Apartment	3,786	9.2	3,724	9.1
Industrial	2,133	5.2	2,897	7.1
Other	184	0.4	212	0.5
Total recorded investment	41,088	100.0%	40,926	100.0%
Less: valuation allowances	224		258
Carrying value, net of valuation allowances	$40,864		$40,668
______________
Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including reviewing loans that are current, past due, restructured and under foreclosure. See Note 8 of the Notes to the Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans. See “— Real Estate and Real Estate Joint Ventures” for real estate acquired through foreclosure.
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% and 55% at December 31, 2014 and 2013, respectively, and our average debt service coverage ratio was 2.6x and 2.4x at December 31, 2014 and 2013, respectively. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 44% and 45% at December 31, 2014 and 2013, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the years ended December 31, 2014, 2013 and 2012.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 84% were located in the United States, with the remaining 16% located outside the United States, at December 31, 2014. The carrying value of our real estate investments located in California, Japan and Florida were 19%, 13% and 9%, respectively, of total real estate investments at December 31, 2014.
Real estate investments by type consisted of the following at:

	December 31,
	2014		2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$9,386	89.2%	$9,312	86.9%
Real estate joint ventures and funds	647	6.2	769	7.2
Subtotal	10,033	95.4	10,081	94.1
Foreclosed (commercial, agricultural and residential)	320	3.0	445	4.2
Real estate held-for-investment	10,353	98.4	10,526	98.3
Real estate held-for-sale	172	1.6	186	1.7
Total real estate and real estate joint ventures	$10,525	100.0%	$10,712	100.0%

We classify within traditional real estate our investment in income-producing real estate, which is comprised primarily of wholly-owned real estate and, to a much lesser extent, joint ventures with interests in single property income-producing real estate. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $13.3 billion and $12.5 billion at December 31, 2014 and 2013, respectively. We classify within real estate joint ventures and funds, our investments in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as our investments in real estate private equity funds. From time to time, we transfer investments from these joint ventures to traditional real estate after the completed property commences operations and, if we intend to retain an interest in the property.
In connection with our investment management business, in the fourth quarter of 2013, we contributed real estate investments with an estimated fair value of $1.4 billion to the MetLife Core Property Fund, our newly formed open ended core real estate fund, in return for the issuance of ownership interests in that fund. As part of the initial closing on December 31, 2013, we redeemed 76% of our interest in this fund as new third party investors were admitted. The MetLife Core Property Fund was consolidated as of December 31, 2013. However, as a result of our quarterly reassessment in the first quarter of 2014, we no longer consolidate the MetLife Core Property Fund, effective March 31, 2014. See Note 8 of the Notes to Consolidated Financial Statements for further information.
Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2014		2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Office	$5,574	53.0%	$5,440	50.8%
Apartment	1,684	16.0	2,176	20.3
Retail	782	7.4	684	6.4
Industrial	614	5.8	696	6.5
Hotel	554	5.3	429	4.0
Land	432	4.1	333	3.1
Real estate investment funds	351	3.3	394	3.7
Agriculture	37	0.4	35	0.3
Other	497	4.7	525	4.9
Total real estate and real estate joint ventures	$10,525	100.0%	$10,712	100.0%
We committed to acquire interests in real estate property with a gross value of $3.5 billion and $2.9 billion for the years ended December 31, 2014 and 2013, respectively. The Company's authorized equity investment in such properties was $1.7 billion and $1.9 billion during the same periods, respectively. Impairments recognized on real estate and real estate joint ventures were $20 million, $10 million and $20 million for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation expense on real estate investments was $199 million, $179 million and $168 million for the years ended December 31, 2014, 2013 and 2012, respectively. Real estate investments are net of accumulated depreciation of $1.2 billion and $1.3 billion at December 31, 2014 and 2013, respectively.
Other Limited Partnership Interests
The carrying value of other limited partnership interests was $8.1 billion and $7.4 billion at December 31, 2014 and 2013, respectively, which included $2.4 billion and $1.9 billion of hedge funds, at December 31, 2014 and 2013, respectively.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	December 31,
	2014		2013
	Carrying Value	% of Total	Carrying Value	% of Total

	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$13,452	63.2%	$8,595	53.0%
Tax credit and renewable energy partnerships	2,752	12.9	2,657	16.3
Leveraged leases, net of non-recourse debt	1,785	8.4	1,946	12.0
Direct financing leases	1,119	5.3	1,100	6.8
Funds withheld	763	3.6	649	4.0
Operating joint ventures	513	2.4	113	0.7
Other	899	4.2	1,169	7.2
Total	$21,283	100.0%	$16,229	100.0%
Leveraged lease impairments were $80 million, $26 million and $203 million for the years ended December 31, 2014, 2013 and 2012, respectively.
See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding leveraged and direct financing leases and freestanding derivatives with positive estimated fair values, respectively. Tax credit and renewable energy partnerships are established for the purpose of investing in low-income housing, other social causes and renewable energy generation facilities, where a significant source of the return on investment is in the form of income tax credits or other tax incentives, and are accounted for under the equity method or under the effective yield method. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. Operating joint ventures are accounted for under the equity method and represent our investment in insurance underwriting joint ventures.
Our private placement unit originated $8.4 billion and $6.7 billion of private investments, comprised primarily of certain privately placed fixed maturity securities, tax credit and renewable energy partnerships and lease investments, during the years ended December 31, 2014 and 2013, respectively. The carrying value of such private investments included within our consolidated balance sheets was $51.9 billion and $50.6 billion at December 31, 2014 and 2013, respectively.
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $8.6 billion and $14.0 billion, or 1.7% and 2.8% of total cash and invested assets, at December 31, 2014 and 2013, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $4.5 billion and $3.8 billion, or 0.9% and 0.8% of total cash and invested assets, at December 31, 2014 and 2013, respectively.

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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2014 and 2013.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2014, 2013 and 2012.
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
Derivatives categorized as Level 3 at December 31, 2014 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At both December 31, 2014 and 2013, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.
See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to certain purchased equity index options that are valued using models dependent on an unobservable market correlation input, equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread and foreign currency swaps and forwards that are valued using an unobservable portion of the swap yield curve. The unobservable equity variance spread is calculated from a comparison between broker offered equity variance swap volatility and observable equity index option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations.

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Year Ended December 31, 2014
Gain (loss) recognized in net income (loss)	($83) million
Percentage of gain (loss) attributable to observable inputs	189%
Primary drivers of observable gain (loss)
Strengthening of U.S. dollar versus foreign currencies on receive foreign, pay-U.S. dollar forwards and swaps; decreases in equity volatility; partially offset by decreases in equity index levels; and decreases in long-term interest rates.

Percentage of gain (loss) attributable to unobservable inputs	(89)%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31, 2014		December 31, 2013
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$2,830	$(26)	$3,725	$(44)
Written (2)	10,527	175	9,055	165
Total	$13,357	$149	$12,780	$121
__________________

(1)
The gross notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $250 million and ($6) million, respectively, at December 31, 2014 and $355 million and ($10) million, respectively, at December 31, 2013.

(2)
The gross notional amount and estimated fair value for written credit default swaps in the trading portfolio were $15 million and $1 million, respectively, at December 31, 2014 and $10 million and $0, respectively, at December 31, 2013.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Years Ended December 31,
	2014			2013
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$30	$(42)	$(12)	$13	$(48)	$(35)
Written (3), (4)	65	(44)	21	157	(26)	131
Total	$95	$(86)	$9	$170	$(74)	$96
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $5 million and ($5) million, respectively, for the year ended December 31, 2014 and $2 million and ($16) million, respectively, for the year ended December 31, 2013.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were not significant for the year ended December 31, 2014 and $1 million and $0, respectively, for the year ended December 31, 2013.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $23 million was due to credit spreads widening in the current period as compared to credit spreads narrowing in the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of ($110) million was due to certain credit spreads being mixed in the current period compared to credit spreads narrowing in the prior period on certain credit default swaps used as replications.
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. The increase in the gross notional amount of written credit default swaps is primarily a result of our decision to add to our credit replication holdings within the Company. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by insurance regulators and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we will seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, at times, can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.
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

Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain unsecured credit facilities and committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements. See also Note 12 of the Notes to the Consolidated Financial Statements, as well as “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities.
Collateral for Securities Lending, Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $83 million at estimated fair value at December 31, 2014. We had no such collateral as of December 31, 2013. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $642 million and $231 million at December 31, 2014 and 2013, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $682 million and $256 million at December 31, 2014 and 2013, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $4.2 billion and $2.3 billion at December 31, 2014 and 2013, respectively. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this cash collateral was $263 million and $0 at December 31, 2014 and 2013, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and “Derivatives” in Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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

Other than the commitments disclosed in Note 21 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, bridge loans, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments. See “— Liquidity and Capital Resources — The Company — Contractual Obligations.”
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
Insurance regulators in many of the non-U.S. countries in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “Business — Regulation — International Regulation.”
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
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements, “— Industry Trends — Impact of a Sustained Low Interest Rate Environment — Interest Rate Stress Scenario” and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment (as well as Corporate & Other) follows.
Retail
Future policy benefits for the life business are comprised mainly of liabilities for traditional life and for universal and variable life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. We have entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For our property & casualty business, future policy benefits include unearned premium reserves and liabilities for unpaid claims and claim expenses and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. For the annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Group, Voluntary & Worksite Benefits
With the exception of our property & casualty business, future policy benefits for our Group and Voluntary & Worksite businesses are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, LTC policies, active life policies and premium stabilization and other contingency liabilities held under life insurance contracts. The future policy benefits for the property & casualty products offered by the Voluntary & Worksite and Retail property & casualty businesses are the same. Liabilities for unpaid claims are estimated based upon assumptions such as rates of claim frequencies, levels of severities, inflation, judicial trends, legislative changes or regulatory decisions. Assumptions are based upon our historical experience and analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business, and consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.
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
EMEA
Future policy benefits for this segment include unearned premium reserves for group life and credit insurance contracts. Future policy benefits are also held for traditional life, endowment and annuity contracts with significant mortality risk and accident & health contracts. Factors impacting these liabilities include lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by having premiums which are adjustable or cancellable in some cases, and by applying various ALM strategies.
Corporate & Other
Future policy benefits primarily include liabilities for certain run-off LTC and workers’ compensation business written by MetLife USA. Additionally, future policy benefits include liabilities for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as insurance.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	December 31, 2014
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other
Greater than 0% but less than 2%	$116	$116
Equal to 2% but less than 4%	$11,930	$4,997
Equal to or greater than 4%	$10,687	$6,441
Annuities
Greater than 0% but less than 2%	$3,252	$2,799
Equal to 2% but less than 4%	$32,003	$26,525
Equal to or greater than 4%	$2,527	$2,483
______________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At December 31, 2014, excess interest reserves were $121 million and $346 million for Life & Other and Annuities, respectively.
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

	December 31, 2014
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	December 31, 2014
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities
Greater than 0% but less than 2%	$23,233	$2,715
Equal to 2% but less than 4%	$1,057	$305
Equal to or greater than 4%	$2	$2
Life & Other
Greater than 0% but less than 2%	$5,799	$5,444
Equal to 2% but less than 4%	$17,394	$8,020
Equal to or greater than 4%	$265	$—
______________

(1)
Excludes negative VOBA liabilities of $1.6 billion at December 31, 2014, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities associated with the acquisition of ALICO. These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of certain GMWBs, and the portion of GMIBs that requires annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.
Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in PABs. Guarantees accounted for as embedded derivatives include GMABs, the non-life contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 10 of the Notes to the Consolidated Financial Statements.

The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	December 31,		December 31,
	2014	2013	2014	2013
	(In millions)
Americas
GMDB	$710	$495	$—	$—
GMIB	1,993	1,608	(1,278)	(1,904)
GMAB	—	—	2	2
GMWB	104	62	38	(441)
Asia
GMDB	29	33	—	—
GMAB	—	—	22	3
GMWB	91	204	129	129
EMEA
GMDB	2	6	—	—
GMAB	—	—	23	11
GMWB	26	19	(61)	(102)
Corporate & Other
GMDB	17	11	—	—
GMAB	—	—	23	83
GMWB	74	109	949	1,179
Total	$3,046	$2,547	$(153)	$(1,040)
The carrying amounts for guarantees included in PABs above include nonperformance risk adjustments of $299 million and $267 million at December 31, 2014 and 2013, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
The carrying values of these guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign currency exchange rates. Carrying values are also impacted by our assumptions around mortality, separate account returns and policyholder behavior, including lapse rates.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at December 31, 2014:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$105,767	$13,179
Annual step-up	31,011	—
Roll-up and step-up combination	39,681	—
Total	$176,459	$13,179
______________

(1)	Total contract account value excludes $2.3 billion for contracts with no GMDBs and $11.2 billion of total contract account value in the EMEA and Asia segments.
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
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total contract account values at December 31, 2014:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
GMIB	$98,436	$—
GMWB - non-life contingent	6,553	3,274
GMWB - life-contingent	21,426	8,514
GMAB	226	1,391
	$126,641	$13,179
______________

(1)	Total contract account value excludes $52.1 billion for contracts with no living benefit guarantees and $9.2 billion of total contract account value in the EMEA and Asia segments.
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

The table below presents our GMIBs, by their guaranteed payout basis, at December 31, 2014:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$35,997
7-year setback, 1.5% interest rate	6,088
10-year setback, 1.5% interest rate	20,128
10-year mortality projection, 10-year setback, 1.0% interest rate	31,659
10-year mortality projection, 10-year setback, 0.5% interest rate	4,564
$98,436
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.
Additionally, 32% of the $98.4 billion of GMIB total contract account value has been invested in managed volatility funds as of December 31, 2014. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIB are required to invest in these funds.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of December 31, 2014, only 11% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of seven years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the money at December 31, 2014:

	In-the-Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30% +	$1,428	1.5%
	20% to 30%	1,154	1.2%
	10% to 20%	2,591	2.6%
	0% to 10%	5,216	5.3%
		10,389
Out-of-the-money	-10% to 0%	8,906	9%
	-20% to 10%	19,689	20%
	-20% +	59,452	60.4%
		88,047
Total GMIBs		$98,436

Derivatives Hedging Variable Annuity Guarantees
In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various OTC and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

		December 31,
		2014			2013
Primary Underlying Risk Exposure		Gross Notional	Estimated Fair Value		Gross Notional	Estimated Fair Value
	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$22,794	$1,881	$834	$25,474	$1,108	$669
	Interest rate futures	2,707	3	9	5,888	9	9
	Interest rate options	36,510	908	26	17,690	131	236
Foreign currency exchange rate	Foreign currency forwards	2,241	1	137	2,324	1	171
	Foreign currency futures	522	2	—	365	1	1
Equity market	Equity futures	6,065	65	2	5,144	1	43
	Equity index options	37,427	1,422	1,035	35,445	1,344	1,068
	Equity variance swaps	24,598	196	639	21,636	174	577
	Total rate of return swaps	3,297	22	101	3,802	—	179
	Total	$136,161	$4,500	$2,783	$117,768	$2,769	$2,953
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

Liquidity Management
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of market conditions, as well as changing needs and opportunities.
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $14.0 billion and $15.8 billion at December 31, 2014 and 2013, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $237.4 billion and $240.9 billion at December 31, 2014 and 2013, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, in regulatory custodial accounts or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
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
See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
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
Rating Agencies
Rating agencies assign insurer financial strength ratings to MetLife, Inc.’s domestic life insurance subsidiaries and credit ratings to MetLife, Inc. and certain of its subsidiaries. Financial strength ratings indicate the rating agency’s opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations. Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital at the subsidiary level and our equity capital are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. See “Business — Company Ratings” for further information on our insurer financial strength ratings.
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
A downgrade in the credit ratings or insurer financial strength ratings of MetLife, Inc. or its subsidiaries would likely impact us in the following ways, including:

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

Statutory Capital and Dividends
Our domestic insurance subsidiaries have statutory surplus well above levels to meet current regulatory requirements.
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
As a Delaware corporation, American Life is subject to Delaware law; however, because it does not conduct insurance business in Delaware or any other domestic state, it is exempt from RBC requirements under Delaware law. American Life’s operations are also regulated by applicable authorities of the countries in which it operates and is subject to capital and solvency requirements in those countries.
The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or to other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. and other parent entities by their respective insurance subsidiaries is governed by insurance laws and regulations. See “Business — Regulation — U.S. Regulation — Insurance Regulation,” “Business — Regulation — International Regulation,” “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 16 of the Notes to the Consolidated Financial Statements.
Affiliated Captive Reinsurance Transactions
Various subsidiaries of MetLife, Inc. cede specific policy classes, including term and universal life insurance, participating whole life insurance, long term disability insurance, group life insurance and other business, to various wholly-owned captive reinsurers. The reinsurance activities among these affiliated companies are eliminated within our consolidated results of operations. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld receivable assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of several of the domestic affiliated captive reinsurers, as well as provided guarantees of the captive reinsurers’ repayment obligations on the letters of credit. MetLife, Inc. has also provided guarantees of reinsurers’ repayment obligations on derivative and certain reinsurance agreements entered into by the captives. See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” for further details on certain of these guarantees. Various subsidiaries of MetLife, Inc. enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.
Recently, the NAIC and the Department of Financial Services have been scrutinizing insurance companies’ use of affiliated captive reinsurers and off-shore entities. One of the recommendations of the Department of Financial Services is that state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers, until their inquiries are complete. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratios and ability to deploy excess capital in the future. This may result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We will evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.

Our variable annuity guaranteed minimum benefit risk and certain other risks were previously ceded to an affiliated captive reinsurer. In November 2014, this captive reinsurer merged with and into MetLife USA as part of the Mergers, further reducing the Company’s exposure to and use of captive reinsurers. See “— Executive Summary — Other Key Information — Significant Events” for further information on the Mergers. See also “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — U.S. Regulation — Insurance Regulation” and Note 6 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.
Summary of the Company’s Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Sources:
Operating activities, net	$16,376	$16,131	$17,160
Changes in policyholder account balances, net	1,483	—	4,290
Changes in payables for collateral under securities loaned and other transactions, net	5,031	—	—
Changes in bank deposits, net	—	8	—
Short-term debt issuances, net	—	75	—
Long-term debt issued	1,000	1,372	750
Net change in liability for securitized reverse residential mortgage loans	—	—	1,198
Cash received in connection with redeemable noncontrolling interests	—	774	—
Common stock issued, net of issuance costs	1,000	1,000	1,000
Other, net	—	—	609
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	11
Total sources	24,890	19,360	25,018
Uses:
Investing activities, net	15,055	15,165	11,929
Changes in policyholder account balances, net	—	5,681	—
Changes in payables for collateral under securities loaned and other transactions, net	—	3,276	29
Changes in bank deposits, net	—	—	4,169
Short-term debt repayments, net	75	—	586
Long-term debt repaid	2,862	1,746	1,702
Collateral financing arrangements repaid	—	—	349
Cash paid in connection with collateral financing arrangements	—	—	44
Treasury stock acquired in connection with share repurchases	1,000	—	—
Dividends on preferred stock	122	122	122
Dividends on common stock	1,499	1,119	811
Other, net	700	192	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	354	212	—
Total uses	21,667	27,513	19,741
Net increase (decrease) in cash and cash equivalents	$3,223	$(8,153)	$5,277

Cash Flows from Operations
The principal cash inflows from our insurance activities come from insurance premiums, annuity considerations and deposit funds. The principal cash outflows relate to various life insurance, property & casualty, annuity and pension products, operating expenses and income tax, as well as interest expense. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.
Cash Flows from Investments
The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments, settlements of freestanding derivatives and net investment income. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. Additional cash outflows relate to purchases of businesses. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
Cash Flows from Financing
The principal cash inflows from our financing activities come from issuances of debt and other securities, deposits of funds associated with PABs and lending of securities. The principal cash outflows come from repayments of debt, payments of dividends on and repurchases of MetLife, Inc.’s securities, withdrawals associated with PABs and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contractholder and policyholder withdrawal.
Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:
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
Common Stock
In October 2014, September 2013 and October 2012, MetLife, Inc. issued 22,907,960 new shares, 22,679,955 new shares and 28,231,956 new shares, respectively, of its common stock, each for $1.0 billion, in connection with the remarketing of senior debt securities and settlement of stock purchase contracts. See “— Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts.”
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs supported by a $4.0 billion general corporate credit facility (see “— Credit and Committed Facilities”). MetLife Funding, a subsidiary of MLIC, serves as our centralized finance unit. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper programs fluctuate in line with changes to affiliates’ financing arrangements.
Federal Home Loan Bank Funding Agreements, Reported in PABs
Certain of our domestic insurance subsidiaries are members of a regional FHLB. During the years ended December 31, 2014, 2013 and 2012, we issued $13.9 billion, $11.5 billion and $17.4 billion, respectively, and repaid $14.0 billion, $11.8 billion and $14.8 billion, respectively, under funding agreements with certain regional FHLBs. At both December 31, 2014 and 2013, total obligations outstanding under these funding agreements were $15.0 billion. See Note 4 of the Notes to the Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in PABs
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain SPEs that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2014, 2013 and 2012, we issued $48.9 billion, $37.7 billion and $35.1 billion, respectively, and repaid $45.6 billion, $36.8 billion and $31.1 billion, respectively, under such funding agreements. At December 31, 2014 and 2013, total obligations outstanding under these funding agreements were $33.9 billion and $31.2 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in PABs
We have issued funding agreements to Farmer Mac, as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the year ended December 31, 2014, we issued $200 million and repaid $200 million, under such funding agreements. During the years ended December 31, 2013 and 2012, there were no issuances or repayments under such funding agreements. At both December 31, 2014 and 2013, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Debt Issuances and Other Borrowings
See Note 12 of the Notes to the Consolidated Financial Statements for further information on the following issuances of debt and other borrowings:

•
In April 2014, MetLife, Inc. issued $1.0 billion of senior notes for general corporate purposes, which included repayment of certain senior notes upon their maturity in 2014 and the redemption of certain senior notes due in 2033.

•	In November 2013, MetLife, Inc. issued $1.0 billion of senior notes for general corporate purposes, which included repayment of certain senior notes upon their maturity in 2014;

•	In August 2012, MetLife, Inc. issued $750 million of senior notes for general corporate purposes, which included repayment of certain senior notes upon their maturity in 2013;

•	During the year ended December 31, 2012, MetLife Bank received advances related to short-term borrowings totaling $150 million from the FHLB of New York (“FHLB of NY”).
Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts
In each of October 2014, September 2013 and October 2012, MetLife, Inc. closed the successful remarketings of $1.0 billion of senior debt securities underlying the common equity units which were issued in November 2010 in connection with the acquisition of ALICO. MetLife, Inc. did not receive any proceeds from the remarketings. Most common equity unit holders used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts provided proceeds to MetLife, Inc. of $1.0 billion in each of October 2014, September 2013 and October 2012 in exchange for newly issued shares of MetLife, Inc.’s common stock as described in “— Common Stock” above.
See Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding the remarketings.
Credit and Committed Facilities
At December 31, 2014, we maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $12.2 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

In May 2014, MetLife, Inc. and MetLife Funding entered into a $4.0 billion five-year unsecured credit agreement, which amended and restated both the five-year $3.0 billion and the five-year $1.0 billion unsecured credit agreements in their entireties into a single agreement (the “2014 Five-Year Credit Agreement”). The credit facility made available by the 2014 Five-Year Credit Agreement may be used for general corporate purposes (including, in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). All borrowings under the 2014 Five-Year Credit Agreement must be repaid by May 30, 2019, except that letters of credit outstanding on that date may remain outstanding until no later than May 30, 2020. MetLife, Inc. incurred costs of $6 million related to the 2014 Five-Year Credit Agreement, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the 2014 Five-Year Credit Agreement. At December 31, 2014, we had outstanding $684 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.3 billion at December 31, 2014.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At December 31, 2014, $6.6 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding against these facilities. Remaining availability was $2.9 billion at December 31, 2014.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	December 31,
	2014	2013
	(In millions)
Short-term debt	$100	$175
Long-term debt (1)	$16,135	$17,198
Collateral financing arrangements (2)	$4,196	$4,196
Junior subordinated debt securities (2)	$3,193	$3,193
______________

(1)
Excludes $151 million and $1.5 billion at December 31, 2014 and 2013, respectively, of long-term debt relating to CSEs — FVO (see Note 8 of the Notes to the Consolidated Financial Statements). For more information regarding long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements.

(2)	For information regarding collateral financing arrangements and junior subordinated debt securities, see Notes 13 and 14 of the Notes to the Consolidated Financial Statements, respectively.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at December 31, 2014.
Dispositions
Cash proceeds from dispositions during the years ended December 31, 2014, 2013 and 2012 were $759 million, $407 million and $605 million, respectively. During the year ended December 31, 2013, the sale of MetLife Bank’s depository business resulted in cash outflows of $6.4 billion as a result of the buyer’s assumption of the bank deposits liability in exchange for our cash payment.
See Note 3 of the Notes to the Consolidated Financial Statements for additional information.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:

Common Stock Repurchases
On January 15, 2008. MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of common stock repurchases. On April 22, 2008, MetLife, Inc. announced that its Board of Directors authorized an additional $1.0 billion of common stock repurchases. MetLife, Inc. completed purchases under the January 2008 authorization in August 2014. MetLife, Inc. commenced purchases under the April 2008 authorization in August 2014 and, at December 31, 2014, $261 million remained unutilized under this authorization. On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized an additional $1.0 billion of common stock repurchases. MetLife, Inc. made no purchases under that authorization in 2014 and, at December 31, 2014, an aggregate of $1.3 billion remained unutilized under the April 2008 and December 2014 repurchase authorizations. MetLife, Inc. completed purchases under the April 2008 authorization in January 2015, and commenced purchases under the December 2014 authorization. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of transactions meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.
During the year ended December 31, 2014, MetLife, Inc. repurchased 18,876,363 shares of common stock in the open market for $1.0 billion utilizing the January 2008 and April 2008 authorizations. MetLife, Inc. did not repurchase any shares of common stock during the years ended December 31, 2013 or 2012. In 2015, through February 23, 2015, MetLife, Inc. repurchased 15,081,322 shares of its common stock in the open market for $739 million utilizing the April 2008 and December 2014 authorizations. See “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI,” “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements.
Dividends
During the years ended December 31, 2014, 2013 and 2012, MetLife, Inc. paid dividends on its common stock of $1.5 billion, $1.1 billion and $811 million, respectively. During each of the years ended December 31, 2014, 2013 and 2012, MetLife, Inc. paid dividends on its preferred stock of $122 million. See Note 16 of the Notes to the Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. On January 6, 2015, the MetLife, Inc. Board of Directors declared a first quarter 2015 common stock dividend of $0.35 per share payable on March 13, 2015 to shareholders of record as of February 6, 2015. The Company estimates the aggregate dividend payment will be $394 million.
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B.
The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve as a result of MetLife, Inc.’s designation as a non-bank SIFI. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI.” In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “Business — Regulation — International Regulation — Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks —Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements.

Debt Repayments
See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt and collateral financing arrangements, respectively, including:

•	In June and February 2014, MetLife, Inc. repaid at maturity its $350 million and $1.0 billion senior notes, respectively.

•	In May 2014, MetLife, Inc. redeemed $200 million aggregate principal amount of its 5.875% senior notes due in November 2033 at par.

•	In November and August 2013, MetLife, Inc. repaid at maturity its $500 million and $250 million senior notes, respectively;

•	In December and June 2012, MetLife, Inc. repaid at maturity its $400 million and $397 million senior notes, respectively;

•	During the year ended December 31, 2012, MetLife Bank repaid to the FHLB of NY long-term debt of $374 million and short-term debt of $735 million; and

•
In June 2012, following regulatory approval, MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $451 million in aggregate principal amount of surplus notes.

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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands. In November 2014, prior to the Mergers, certain foreign reinsurance risks reinsured by Exeter were recaptured and then reinsured to a new insurance affiliate in Bermuda. At that time, MetLife, Inc.’s guarantee of Exeter’s former reinsurance obligations was replaced by a guarantee of the Bermuda insurance affiliate’s reinsurance obligations. Further, MetLife, Inc. now also guarantees obligations of the new Bermuda insurance affiliate arising from derivatives. Certain other MetLife, Inc. and Obligor contingent commitments were also terminated or canceled in connection with the Mergers. See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements.”
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2014 and 2013, general account surrenders and withdrawals from annuity products were $4.5 billion and $4.3 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $135 million at December 31, 2014 of funding agreements and other capital market products that could be put back to the Company after a period of notice of 90 days. See “— Contractual Obligations.”

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2014 and 2013, we were obligated to return cash collateral under our control of $4.6 billion and $2.0 billion, respectively. At December 31, 2014 and 2013, we had pledged cash collateral of $133 million and $3 million, respectively, for OTC-bilateral derivatives in a net liability position. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would require $5 million of additional collateral be provided to our counterparties as of December 31, 2014. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block and ULSG liabilities. See Note 13 of the Notes to the Consolidated Financial Statements.
We pledged collateral from time to time in connection with funding agreements. See Notes 4 and 12 of the Notes to the Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $30.8 billion and $28.3 billion at December 31, 2014 and 2013, respectively. Of these amounts, $10.7 billion and $6.0 billion at December 31, 2014 and 2013, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2014 was $10.5 billion, of which $9.5 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See “— Investments — Securities Lending” for further information.
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
Acquisitions
Cash outflows for acquisitions and investments in strategic partnerships during the years ended December 31, 2014, 2013 and 2012 were $277 million, $1.9 billion and $49 million, respectively. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding acquisitions.

Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2014:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$366,039	$21,855	$18,798	$18,957	$306,429
Policyholder account balances	299,597	36,960	34,405	24,911	203,321
Payables for collateral under securities loaned and other transactions	35,326	35,326	—	—	—
Debt	40,247	2,455	4,310	3,890	29,592
Investment commitments	9,323	8,022	1,299	2	—
Operating leases	1,771	308	437	295	731
Other	19,008	18,508	19	22	459
Total	$771,311	$123,434	$59,268	$48,077	$540,532
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
The sum of the estimated cash flows shown for all years of $365.0 billion exceeds the liability amounts of $207.8 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; and (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and are partially offset by liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
The sum of the estimated cash flows shown for all years of $299.5 billion exceeds the liability amount of $209.3 billion included on the consolidated balance sheets principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability in the consolidated balance sheet of $4.2 billion at December 31, 2014.
Debt
Amounts presented for debt include short-term debt, long-term debt, collateral financing arrangements and junior subordinated debt securities, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet due to the following: (i) the amounts presented herein do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) the amounts presented herein include future interest on such obligations for the period from January 1, 2015 through maturity; and (iii) the amounts presented herein do not include $151 million at December 31, 2014 of long-term debt relating to CSEs — FVO as such debt does not represent our contractual obligations. Future interest on variable rate debt was computed using prevailing rates at December 31, 2014 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2014 through maturity, except with respect to junior subordinated debt which was computed using the stated rates through the scheduled redemption dates as it is our expectation that such obligations will be redeemed at that time. Inclusion of interest payments on junior subordinated debt securities through the final maturity dates would increase the contractual obligation by $7.7 billion. Pursuant to collateral financing arrangements, MetLife, Inc. may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See Note 13 of the Notes to the Consolidated Financial Statements.
Investment Commitments
To enhance the return on our investment portfolio, we commit to lend funds under mortgage loans, bank credit facilities, bridge loans and private corporate bond investments and we commit to fund partnership investments. In the table, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to fund partnerships and bank credit facilities, we anticipate that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are generally presented in the one year or less category. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category. See Note 21 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”
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

Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheets. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheets that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $1.1 billion was excluded as the timing of payment cannot be reliably determined.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2014.
Additionally, we have agreements in place for services we conduct, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization. Intercompany transactions have been eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate insurance regulators as required.
MetLife, Inc.
Liquidity and Capital Management
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a non-bank SIFI and G-SII, see “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” and “Business — Regulation — International Regulation — Global Systemically Important Insurers.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding the resumption of MetLife, Inc.’s common stock repurchases.

Liquid Assets
At December 31, 2014 and 2013, MetLife, Inc. and other MetLife holding companies had $6.1 billion and $5.9 billion, respectively, in liquid assets. Of these amounts, $5.4 billion and $5.5 billion were held by MetLife, Inc. and $681 million and $453 million were held by other MetLife holding companies at December 31, 2014 and 2013, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; and (iii) investments pledged in support of derivatives.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have been reinvested indefinitely in such non-U.S. operations, as described in Note 19 of the Notes to the Consolidated Financial Statements. Under current tax laws, should we repatriate such earnings, we may be subject to additional U.S. income taxes and foreign withholding taxes.
Summary of MetLife, Inc.’s Sources and Uses of Liquid Assets
MetLife, Inc.’s sources and uses of liquid assets are summarized as follows.

	Years Ended December 31,
	2014	2013
	(In millions)
Sources:
Dividends and returns of capital from subsidiaries (1)	$2,388	$3,301
Long-term debt issued	1,000	994
Common stock issued, net of issuance costs	1,000	1,000
Repayments on and issuances of loans to subsidiaries and related interest, net (2)	597	—
Proceeds from stock-based compensation and exercise of stock options	156	202
Other, net (3)	1,177	—
Total sources	6,318	5,497
Uses:
Capital contributions to subsidiaries (4)	1,262	748
Long-term debt repaid - unaffiliated	1,550	750
Interest paid on debt and financing arrangements - unaffiliated	968	946
Dividends on common stock	1,499	1,119
Treasury stock acquired in connection with share repurchases	1,000	—
Dividends on preferred stock	122	122
Issuances of and repayments on loans to subsidiaries and related interest, net (2) (4)	—	1,223
Other, net (3)	—	79
Total uses	6,401	4,987
Net increase (decrease) in liquid assets	(83)	510
Liquid assets, beginning of year	5,486	4,976
Liquid assets, end of year	$5,403	$5,486
______________

(1)	All dividends and returns of capital to MetLife, Inc., were from operating subsidiaries and none were from other MetLife holding companies during the years ended December 31, 2014 and 2013.

(2)
See MetLife, Inc. (Parent Company Only) Condensed Statements of Cash Flows included in Schedule II of the Financial Statement Schedules for the source of liquid assets from receipts on loans to subsidiaries (excluding interest) and for the use of liquid assets for the issuances of loans to subsidiaries (excluding interest).

(3)
Other, net includes $862 million of net receipts and $69 million of net payments by MetLife, Inc. to and from subsidiaries under a tax sharing agreement and tax payments to tax agencies during the years ended December 31, 2014 and 2013, respectively.

(4)
Amounts to fund business acquisitions and strategic insurance partnerships were $251 million and $150 million (included in capital contributions to subsidiaries) and $0 and $1.5 billion (included in issuance of and repayments on loans to subsidiaries and related interest, net) during the years ended December 31, 2014 and 2013, respectively.

The primary sources of MetLife, Inc.’s liquid assets are dividends and returns of capital from subsidiaries, long-term debt issued, common stock issued, and net receipts from subsidiaries under a tax sharing agreement. MetLife, Inc.’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. See “— Liquidity and Capital Sources — Dividends from Subsidiaries.”
The primary uses of MetLife, Inc.’s liquid assets are principal and interest payments on long-term debt, dividends on or repurchases of common and preferred stock, capital contributions to subsidiaries, funding of business acquisitions, income taxes and operating expenses. MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. See “— Liquidity and Capital Uses — Support Agreements.”
In addition, MetLife, Inc. issues loans to subsidiaries or subsidiaries issue loans to MetLife, Inc. Accordingly, changes in MetLife, Inc. liquid assets include issuances of loans to subsidiaries, proceeds of loans from subsidiaries and the related repayment of principal and payment of interest on such loans. See “— Liquidity and Capital Sources — Debt Issuances and Other Borrowings — Issuances of Affiliated Long-term Debt” and “— Liquidity and Capital Uses — Affiliated Capital Transactions.”
Sources and Uses of Liquid Assets of Other MetLife Holding Companies
The primary sources of liquid assets of other MetLife holding companies are dividends, returns of capital and remittances from their subsidiaries and branches, principally non-U.S. insurance companies; capital contributions received; receipts of principal and interest on loans to affiliates and borrowings from affiliates. MetLife, Inc.’s non-U.S. operations are subject to regulatory restrictions of the payment of dividends imposed by local regulators. See “— Liquidity and Capital Sources — Dividends from Subsidiaries.” The primary uses of liquid assets of other MetLife holding companies are capital contributions paid to their subsidiaries and branches, principally non-U.S. insurance companies; dividends and returns of capital paid; loans to affiliates; principal and interest paid on loans from affiliates; business acquisitions; and operating expenses.
Liquid assets of other MetLife holding companies were $681 million and $453 million at December 31, 2014 and 2013, respectively. The net change in liquid assets of other MetLife holding companies was $228 million and ($266) million during the years ended December 31, 2014 and 2013, respectively. The net change in liquid assets included (after elimination of transactions between all holding companies including MetLife, Inc.) the following: (i) receipt of dividends, returns of capital and remittances from subsidiaries and branches totaling $1.3 billion and $822 million during the years ended December 31, 2014 and 2013, respectively; and (ii) net sources (uses) of liquid assets totaling ($1.1) billion for each of the years ended December 31, 2014 and 2013. Included in the above amounts for other MetLife holding companies were uses of liquid assets of $0 and $400 million to fund business acquisitions during the years ended December 31, 2014 and 2013, respectively.
Liquidity and Capital Sources
In addition to the description of liquidity and capital sources in “— The Company — Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” and “— The Company — Liquidity and Capital Sources,” the following additional information is provided regarding MetLife, Inc.’s primary sources of liquidity and capital:

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
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid:

	2015	2014			2013			2012
Company	Permitted without Approval (1)	Paid (2)		Permitted without Approval (3)	Paid (2)		Permitted without Approval (3)	Paid (2)		Permitted without Approval (3)
	(In millions)
Metropolitan Life Insurance Company	$1,200	$821	(4)	$1,163	$1,428		$1,428	$1,023		$1,350
American Life Insurance Company	$—	$—		$—	$—		$523	$1,300	(5)	$168
MetLife Insurance Company USA (6)	$3,056	$155	(7)	$1,013	$1,000	(8)	$1,330	$706	(9)	$504
Metropolitan Property and Casualty Insurance Company	$239	$200		$218	$100		$74	$100		$—
Metropolitan Tower Life Insurance Company	$102	$73		$73	$109	(10)	$77	$82		$82
MetLife Investors Insurance Company (6)	N/A	N/A		$120	$129		$129	$18		$18
______________

(1)
Reflects dividend amounts that may be paid during 2015 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2015, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	During December 2014, MLIC distributed shares of an affiliate to MetLife, Inc. as an in-kind dividend of $113 million.

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

(6)	See Note 8 for a discussion of the Mergers.

(7)
Prior to the Mergers, Exeter paid dividends of $155 million on its preferred stock. See “— Debt Issuances and Other Borrowings — Issuances of Affiliated Long-term Debt.” In August 2014, MICC redeemed for $1.4 billion and retired 4,595,317 shares of its common stock owned by MetLife Investors Group, LLC (“MLIG”). Following the redemption, in August 2014, MLIG paid a dividend of $1.4 billion to MetLife, Inc. See “—Liquidity and Capital Uses — Affiliated Capital Transactions” for additional information. MetLife USA did not pay dividends in 2014.

(8)	During the year ended December 31, 2013, MICC paid dividends of $1.0 billion.

(9)
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

(10)
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

In addition to the amounts presented in the table above, for the years ended December 31, 2014, 2013 and 2012, cash dividends in the aggregate amount of $17 million, $0 and $150 million, respectively, were paid to MetLife, Inc. by certain of its other subsidiaries. Additionally, for the years ended December 31, 2014, 2013 and 2012, MetLife, Inc. received cash of $0, $267 million and $9 million, respectively, representing returns of capital from certain subsidiaries.
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
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both December 31, 2014 and 2013.
Debt Issuances and Other Borrowings
For information on MetLife, Inc.’s unaffiliated debt issuances and other borrowings, see “— The Company — Liquidity and Capital Sources — Global Funding Sources — Debt Issuances and Other Borrowings.”
Issuances of Affiliated Long-term Debt
In December 2013, MetLife, Inc. issued a $350 million senior note to MetLife Reinsurance Company of Delaware (“MRD”) due December 2033. The senior note bears interest at a fixed rate of 5.10%, payable semi-annually. MRD issued a $350 million surplus note to MetLife, Inc. in exchange for the senior note.
In December 2012, Exeter reassigned $1.25 billion of its affiliated senior notes to MetLife, Inc. These senior notes included (i) a $250 million senior note maturing on September 30, 2016 and bearing interest at a fixed rate of 7.44%, payable semi-annually, (ii) a $500 million senior note maturing on July 15, 2021 and bearing interest at a fixed rate of 5.64%, payable semi-annually, and (iii) a $500 million senior note maturing on December 16, 2021 and bearing interest at a fixed rate of 5.86%, payable semi-annually. MetLife, Inc. received, in exchange for the assumption of this affiliated debt, $1.25 billion of preferred stock of Exeter. In November 2014, upon the consummation of the Mergers, the outstanding preferred stock of Exeter was canceled. Consequently, MetLife, Inc.’s investment in this Exeter preferred capital stock was added to its common capital stock investment in MetLife USA.
In December 2012, MetLife, Inc. issued a $750 million senior note to MRD due September 30, 2032. The senior note bears interest at a fixed rate of 4.21%, payable semi-annually. MRD issued a $750 million surplus note to MetLife, Inc. in exchange for the senior note.

In September 2012, Exeter reassigned $750 million of its affiliated senior notes to MetLife, Inc. MetLife, Inc. received, in exchange for the assumption of this affiliated debt, $750 million of preferred stock of Exeter. In November 2014, upon the consummation of the Mergers, the outstanding preferred stock of Exeter was canceled. Consequently, MetLife, Inc.’s investment in this Exeter preferred capital stock was added to its common capital stock investment in MetLife USA. On September 30, 2012, $250 million of the assumed senior notes matured and, subsequently, in October 2012, MetLife, Inc. issued a $250 million senior note to MLIC. The $250 million senior note matures in October 2019 and bears interest at a fixed rate of 3.57%, payable semi-annually. The remaining $500 million senior note matured and, subsequently, in June 2014, MetLife, Inc. issued a new $500 million senior note to MLIC. The $500 million senior note matures in June 2019 and bears interest at a fixed rate of 3.54%, payable semi-annually.
Collateral Financing Arrangements and Junior Subordinated Debt Securities
For information on MetLife, Inc.’s collateral financing arrangements and junior subordinated debt securities, see Notes 13 and 14 of the Notes to the Consolidated Financial Statements, respectively.
Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for information about MetLife, Inc.’s credit facility.
MetLife, Inc. maintains a committed facility with a capacity of $520 million. At December 31, 2014, MetLife, Inc. had outstanding $470 million in letters of credit and no drawdowns against this facility. Remaining availability was $50 million at December 31, 2014. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $11.7 billion at December 31, 2014. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities,” as well as Note 12 of the Notes to the Consolidated Financial Statements for further information regarding these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2014	2013
	(In millions)
Long-term debt — unaffiliated	$15,317	$15,938
Long-term debt — affiliated	$3,600	$3,600
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at December 31, 2014.
Dispositions
Cash proceeds from dispositions during the years ended December 31, 2014 and 2013 were $7 million and $17 million, respectively. During the year ended December 31, 2012, there were no cash proceeds from dispositions. See Note 3 of the Notes to the Consolidated Financial Statements.

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
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses” and “— The Company — Contractual Obligations,” the following additional information is provided regarding MetLife, Inc.’s primary uses of liquidity and capital:
Affiliated Capital Transactions
During the years ended December 31, 2014, 2013 and 2012, MetLife, Inc. invested an aggregate of $1.8 billion, $934 million and $3.5 billion, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $1.7 billion and $2.3 billion at December 31, 2014 and 2013, respectively.
In December 2014, MetLife, Inc. entered into a five-year agreement with MetLife Reinsurance Company of Bermuda, Ltd. (“MrB”), a Bermuda insurance affiliate and an indirect, wholly-owned subsidiary of MetLife, Inc., to lend up to $500 million to MrB on a revolving basis. There were no loans outstanding at December 31, 2014.
In August 2014, MICC paid to MLIG $1.4 billion to redeem and retire its common stock owned by MLIG; as a result, all of the outstanding shares of common stock of MICC were directly held by MetLife, Inc. Following the redemption, in August 2014, MLIG paid a dividend of $1.4 billion to MetLife, Inc., and MetLife, Inc. made a capital contribution to MICC of $231 million.
In December 2014, American Life issued a $100 million surplus note to MetLife, Inc. The surplus note bears interest at a fixed rate of 3.17%, payable semi-annually and matures in June 2020.
In August 2014, American Life issued a $120 million short-term note to MetLife, Inc. which was repaid in December 2014. In February 2014, American Life issued a $150 million short-term note to MetLife, Inc. which was repaid in June 2014. Both short-term notes bore interest at six-month LIBOR plus 0.875%.
In December 2013, MRD issued a $350 million surplus note to MetLife, Inc. due December 2033. The surplus note bears interest at a fixed rate of 6.00%, payable semi-annually. MetLife, Inc. issued a $350 million senior note to MRD in exchange for the surplus note.
In July 2013, MetLife Ireland Treasury Limited (“MITL”) borrowed the Chilean peso equivalent of $1.5 billion from MetLife, Inc., which is due July 2023. The loan bears interest at a fixed rate of 8.5%, payable annually. In each of December 2014, June 2014, and December 2013, MITL made a payment of the Chilean peso equivalent of $493 million, $69 million and $245 million, respectively. At December 31, 2014, the remaining balance on the loan was $509 million.
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
Debt Repayments
For information on MetLife, Inc.’s debt repayments, see “— The Company — Liquidity and Capital Uses — Debt Repayments.” MetLife, Inc. intends to repay or refinance, in whole or in part, all the debt that is due in 2015.

Maturities of Senior Notes
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity through 2019 and 2020 to 2045, excluding any premium or discount, at December 31, 2014:

Year of Maturity	Principal	Interest Rate
	(In millions)
2015	$1,000	5.00%
2016	$1,250	6.75%
2016	$250	7.44%
2017	$500	1.76%
2017	$500	1.90%
2018	$1,035	6.82%
2019	$1,035	7.72%
2019	$500	3.54%
2019	$250	3.57%
2020 - 2044	$12,119	Ranging from 3.05% - 6.50%
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See “— The Company — Liquidity and Capital Uses — Support Agreements.”
In October 2013, MetLife, Inc. guaranteed two 2.47% two-year notes totaling $500 million issued by Exeter to its affiliates, MICC and MLI-USA. In November 2014, upon consummation of the Mergers, the notes were canceled. Consequently, the related MetLife, Inc. guarantee is no longer in effect.
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
MetLife, Inc., in connection with MRD’s reinsurance of certain universal life and term life risks, entered into capital maintenance agreements pursuant to which MetLife, Inc. agreed, without limitation as to amount, to cause the first and second protected cells of MRD to maintain total adjusted capital equal to or greater than 200% of each such protected cell’s company action level RBC, as defined in state insurance statutes. In addition, MetLife, Inc. expects to enter into an agreement with the Delaware Department of Insurance to increase such capital maintenance threshold to 300% of each such protected cell’s company action level RBC, in the event of specified downgrades in the senior unsecured debt ratings of MetLife, Inc.
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
Prior to the sale in April 2011 of its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”) to a third party, MetLife, Inc. guaranteed the obligations of its subsidiary, Exeter, under a reinsurance agreement with MSI MetLife, under which Exeter reinsured variable annuity business written by MSI MetLife. This guarantee remained in place following the April 2011 disposition of MetLife, Inc.’s interest in MSI MetLife, now known as Mitsui Sumitomo Primary Life Insurance Company Limited (“Mitsui”). In November 2014, in order to remove foreign reinsurance risks from Exeter prior to the Mergers, Mitsui recaptured this business from Exeter and then reinsured it with MrB. The MetLife, Inc. guarantee of Exeter’s former reinsurance obligations to Mitsui was replaced by a MetLife, Inc. guarantee of MrB’s reinsurance obligations to Mitsui.

MetLife, Inc. had guaranteed the obligations of Exeter in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which Exeter reinsured the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL. In November 2014, in order to remove foreign reinsurance risks from Exeter prior to the Mergers, MEL recaptured this business from Exeter and then reinsured it with MrB. The MetLife, Inc. guarantee of Exeter’s former reinsurance obligations to MEL was replaced by a MetLife, Inc. guarantee of MrB’s reinsurance obligations to MEL.
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
MetLife, Inc., in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of South Carolina’s (“MRSC”) reinsurance of ULSG, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain the greater of capital and surplus of $250,000 or total adjusted capital in an amount that is equal to or greater than 100% of authorized control level RBC, as defined in South Carolina state insurance statutes. See Note 13 of the Notes to the Consolidated Financial Statements.
MetLife, Inc. has a net worth maintenance agreement with its insurance subsidiary, First MetLife Investors Insurance Company (“First MetLife”). Under this agreement, as amended, MetLife, Inc. agreed, without limitation as to the amount, to cause First MetLife to have capital and surplus of $10 million, total adjusted capital in an amount that is equal to or greater than 150% of the company action level RBC, as defined by applicable state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. A similar net worth maintenance agreement between MetLife, Inc. and its former subsidiary, MLIIC, was terminated in accordance with its terms following the Mergers.
MetLife, Inc. guarantees obligations arising from derivatives of the following subsidiaries: MrB, MetLife International Holdings, Inc. and MetLife Worldwide Holdings, Inc. Prior to the Mergers, MetLife, Inc. guaranteed obligations arising from derivatives of Exeter. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2014 and 2013, derivative transactions with positive mark-to-market values (in-the-money) were $499 million and $568 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $102 million and $734 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $96 million and $651 million at December 31, 2014 and 2013, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $6 million and $83 million at December 31, 2014 and 2013, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 12 of the Notes to the Consolidated Financial Statements.
Acquisitions
During the years ended December 31, 2014, 2013 and 2012, there were no cash outflows for acquisitions. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company’s acquisitions.
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
In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. The following additional information is relevant to an understanding of our financial results:

•	Operating ROE is defined as operating earnings available to common shareholders, divided by average GAAP common stockholders’ equity;

•	Operating ROE, excluding AOCI other than FCTA, is defined as operating earnings available to common shareholders divided by average GAAP common stockholders’ equity, excluding AOCI other than FCTA;

•	The impact of changes in our foreign currency exchange rates is calculated using the average foreign currency exchange rates for the current year and is applied to each of the comparable years; and

•	Asymmetrical GAAP accounting treatment for insurance contracts refers to Inflation and Pass Through Adjustments as noted above within the definition of operating expenses.
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

•
reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MetLife, Inc.’s Board of Directors; and (iii) the financial and non-financial senior management committees on various aspects of risk.

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
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through our investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. Selectively, we use U.S. dollar assets to support certain long duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the Euro, the Polish zloty, the Australian dollar, the Mexican peso, the Chilean peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits and certain PABs. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
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

•
The GRM’s Foreign Exchange Committee, in coordination with the Treasury Department, is responsible for managing our exposure to investments in foreign subsidiaries. Exposure limits are established by the Treasury Department and monitored by GRM. The Investments Department manages such exposure.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2014. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2014
(In millions)
Non-trading:
Interest rate risk	$5,231
Foreign currency exchange rate risk	$5,756
Equity market risk	$78
Trading:
Interest rate risk	$3
Foreign currency exchange rate risk	$—

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments by type of asset or liability at:

	December 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$365,425	$(5,223)
Equity securities		$3,631	—
Fair value option and trading securities:
Actively Traded Securities		$654	(7)
Fair value option general account securities		704	(1)
Total fair value option and trading securities		$1,358	(8)
Mortgage loans		$62,554	(369)
Policy loans		$13,934	(145)
Short-term investments		$8,621	(1)
Other invested assets		$826	—
Cash and cash equivalents		$10,808	—
Accrued investment income		$4,120	—
Premiums, reinsurance and other receivables		$3,157	(156)
Other assets		$243	(4)
Net embedded derivatives within asset host contracts (2)		$377	(23)
Total assets			$(5,929)
Liabilities (3)
Policyholder account balances		$133,387	$587
Payables for collateral under securities loaned and other transactions		$35,326	—
Short-term debt		$100	—
Long-term debt		$18,357	316
Collateral financing arrangements		$3,961	—
Junior subordinated debt securities		$4,173	103
Other liabilities:
Trading liabilities		$239	4
Other		$2,546	127
Net embedded derivatives within liability host contracts (2)		$(46)	467
Total liabilities			$1,604
Derivative Instruments
Interest rate swaps	$101,870	$5,090	$(615)
Interest rate floors	$55,645	$241	(25)
Interest rate caps	$49,128	$144	41
Interest rate futures	$2,707	$(5)	4
Interest rate options	$48,078	$1,166	(217)
Interest rate forwards	$225	$63	(15)
Synthetic GICs	$4,298	$—	—
Foreign currency swaps	$32,074	$(340)	(21)
Foreign currency forwards	$19,638	$(671)	(6)
Currency futures	$522	$2	—
Currency options	$14,743	$660	(15)
Credit default swaps	$13,357	$149	—
Equity futures	$6,073	$63	—
Equity index options	$39,345	$390	(43)
Equity variance swaps	$24,598	$(443)	3
Total rate of return swaps	$3,297	$(79)	—
Total derivative instruments			$(909)
Net Change			$(5,234)
______________

(1)
Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans, FVO and trading securities and long-term debt exclude $280 million, $15 million and $151 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $204.0 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk decreased by $1.6 billion, or 23%, to $5.2 billion at December 31, 2014 from $6.8 billion at December 31, 2013. This change was primarily due to a decrease in interest rates across the swap and U.S. Treasury curves of $1.1 billion and a change in the asset base of $296 million. Additionally, the use of derivatives by the Company, primarily due to the sale of MAL, contributed to the decline by $235 million.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates by type of asset or liability at:

	December 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$365,425	$(8,103)
Equity securities		$3,631	(98)
Fair value option and trading securities:
Actively Traded Securities		$654	—
Fair value option general account securities		704	(28)
Total fair value option and trading securities		$1,358	(28)
Mortgage loans		$62,554	(694)
Policy loans		$13,934	(151)
Short-term investments		$8,621	(176)
Other invested assets		$826	(62)
Cash and cash equivalents		$10,808	(380)
Accrued investment income		$4,120	(75)
Premiums, reinsurance and other receivables		$3,157	(61)
Other assets		$243	(8)
Net embedded derivatives within asset host contracts (2)		$377	(12)
Total assets			$(9,848)
Liabilities (3)
Policyholder account balances		$133,387	$3,276
Payables for collateral under securities loaned and other transactions		$35,326	110
Long-term debt		$18,357	138
Other liabilities		$2,785	16
Net embedded derivatives within liability host contracts (2)		$(46)	109
Total liabilities			$3,649
Derivative Instruments
Interest rate swaps	$101,870	$5,090	$(33)
Interest rate floors	$55,645	$241	—
Interest rate caps	$49,128	$144	—
Interest rate futures	$2,707	$(5)	1
Interest rate options	$48,078	$1,166	(40)
Interest rate forwards	$225	$63	—
Synthetic GICs	$4,298	$—	—
Foreign currency swaps	$32,074	$(340)	356
Foreign currency forwards	$19,638	$(671)	(133)
Currency futures	$522	$2	(117)
Currency options	$14,743	$660	431
Credit default swaps	$13,357	$149	(2)
Equity futures	$6,073	$63	(1)
Equity index options	$39,345	$390	(20)
Equity variance swaps	$24,598	$(443)	1
Total rate of return swaps	$3,297	$(79)	—
Total derivative instruments			$443
Net Change			$(5,756)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated PABs, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans, FVO and trading securities and long-term debt exclude $280 million, $15 million and $151 million, respectively, related to CSEs. See Note 8 of the Notes to Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $204.0 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in foreign currency exchange rates.

Foreign currency exchange rate risk decreased by $811 million, or 12%, to $5.8 billion at December 31, 2014 from $6.6 billion at December 31, 2013. This change was primarily due to a net decrease in exchange risk relating to PABs, fixed maturities, cash and cash equivalents and the use of derivatives by the Company.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity by type of asset or liability at:

	December 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$3,631	$363
Net embedded derivatives within asset host contracts (2)		$377	(19)
Total assets			344
Liabilities
Policyholder account balances		$133,387	—
Net embedded derivatives within liability host contracts (2)		$(46)	741
Total liabilities			$741
Derivative Instruments
Interest rate swaps	$101,870	$5,090	$—
Interest rate floors	$55,645	$241	—
Interest rate caps	$49,128	$144	—
Interest rate futures	$2,707	$(5)	—
Interest rate options	$48,078	$1,166	—
Interest rate forwards	$225	$63	—
Synthetic GICs	$4,298	$—	—
Foreign currency swaps	$32,074	$(340)	—
Foreign currency forwards	$19,638	$(671)	—
Currency futures	$522	$2	—
Currency options	$14,743	$660	—
Credit default swaps	$13,357	$149	—
Equity futures	$6,073	$63	(577)
Equity index options	$39,345	$390	(266)
Equity variance swaps	$24,598	$(443)	17
Total rate of return swaps	$3,297	$(79)	(337)
Total derivative instruments			$(1,163)
Net Change			$(78)
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
Equity price risk decreased by $17 million to $78 million at December 31, 2014 from $95 million at December 31, 2013. This decrease was primarily due to the use of derivatives by the Company and an increase in equity securities holdings.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetLife, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2015

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2014 and 2013
(In millions, except share and per share data)

	2014	2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $334,780 and $333,599, respectively; includes $4,266 and $4,005, respectively, relating to variable interest entities)	$365,425	$350,187
Equity securities available-for-sale, at estimated fair value (cost: $3,076 and $3,012, respectively)	3,631	3,402
Fair value option and trading securities, at estimated fair value (includes $704 and $662, respectively, of actively traded securities; and $60 and $92, respectively, relating to variable interest entities)	16,689	17,423
Mortgage loans (net of valuation allowances of $305 and $322, respectively; includes $280 and $1,621, respectively, at estimated fair value, relating to variable interest entities; includes $308 and $338, respectively, under the fair value option)	60,118	57,706
Policy loans (includes $3 and $2, respectively, relating to variable interest entities)	11,618	11,764
Real estate and real estate joint ventures (includes $8 and $1,141, respectively, relating to variable interest entities; includes $172 and $186, respectively, of real estate held-for-sale)	10,525	10,712
Other limited partnership interests (includes $34 and $53, respectively, relating to variable interest entities)	8,085	7,401
Short-term investments, principally at estimated fair value (includes $20 and $8, respectively, relating to variable interest entities)	8,621	13,955
Other invested assets, principally at estimated fair value (includes $56 and $78, respectively, relating to variable interest entities)	21,283	16,229
Total investments	505,995	488,779
Cash and cash equivalents, principally at estimated fair value (includes $57 and $70, respectively, relating to variable interest entities)	10,808	7,585
Accrued investment income (includes $21 and $26, respectively, relating to variable interest entities)	4,120	4,255
Premiums, reinsurance and other receivables (includes $21 and $22, respectively, relating to variable interest entities)	22,244	21,859
Deferred policy acquisition costs and value of business acquired (includes $235 and $255, respectively, relating to variable interest entities)	24,442	26,706
Goodwill	9,872	10,542
Other assets (includes $134 and $152, respectively, relating to variable interest entities)	7,862	8,369
Separate account assets (includes $1,128 and $1,033, respectively, relating to variable interest entities)	316,994	317,201
Total assets	$902,337	$885,296
Liabilities and Equity
Liabilities
Future policy benefits (includes $579 and $516, respectively, relating to variable interest entities)	$189,586	$187,942
Policyholder account balances (includes $33 and $56, respectively, relating to variable interest entities)	209,294	212,885
Other policy-related balances (includes $198 and $123, respectively, relating to variable interest entities)	14,422	15,214
Policyholder dividends payable	684	675
Policyholder dividend obligation	3,155	1,771
Payables for collateral under securities loaned and other transactions	35,326	30,411
Short-term debt	100	175
Long-term debt (includes $151 and $1,868, respectively, at estimated fair value, relating to variable interest entities)	16,286	18,653
Collateral financing arrangements	4,196	4,196
Junior subordinated debt securities	3,193	3,193
Current income tax payable	184	186
Deferred income tax liability	11,821	6,643
Other liabilities (includes $80 and $88, respectively, relating to variable interest entities)	24,437	23,168
Separate account liabilities (includes $1,128 and $1,033, respectively, relating to variable interest entities)	316,994	317,201
Total liabilities	829,678	822,313
Contingencies, Commitments and Guarantees (Note 21)
Redeemable noncontrolling interests	99	887
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,153,998,144 and 1,125,224,024 shares issued, respectively; 1,131,927,894 and 1,122,030,137 shares outstanding, respectively	12	11
Additional paid-in capital	30,543	29,277
Retained earnings	32,020	27,332
Treasury stock, at cost; 22,070,250 and 3,193,887 shares, respectively	(1,172)	(172)
Accumulated other comprehensive income (loss)	10,649	5,104
Total MetLife, Inc.’s stockholders’ equity	72,053	61,553
Noncontrolling interests	507	543
Total equity	72,560	62,096
Total liabilities and equity	$902,337	$885,296
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012
(In millions, except per share data)

	2014	2013	2012
Revenues
Premiums	$39,067	$37,674	$37,975
Universal life and investment-type product policy fees	9,946	9,451	8,556
Net investment income	21,153	22,232	21,984
Other revenues	2,030	1,920	1,906
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(43)	(106)	(346)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(17)	(60)	29
Other net investment gains (losses)	(137)	327	(35)
Total net investment gains (losses)	(197)	161	(352)
Net derivative gains (losses)	1,317	(3,239)	(1,919)
Total revenues	73,316	68,199	68,150
Expenses
Policyholder benefits and claims	39,102	38,107	37,987
Interest credited to policyholder account balances	6,943	8,179	7,729
Policyholder dividends	1,376	1,259	1,369
Goodwill impairment	—	—	1,868
Other expenses	17,091	16,602	17,755
Total expenses	64,512	64,147	66,708
Income (loss) from continuing operations before provision for income tax	8,804	4,052	1,442
Provision for income tax expense (benefit)	2,465	661	128
Income (loss) from continuing operations, net of income tax	6,339	3,391	1,314
Income (loss) from discontinued operations, net of income tax	(3)	2	48
Net income (loss)	6,336	3,393	1,362
Less: Net income (loss) attributable to noncontrolling interests	27	25	38
Net income (loss) attributable to MetLife, Inc.	6,309	3,368	1,324
Less: Preferred stock dividends	122	122	122
Net income (loss) available to MetLife, Inc.’s common shareholders	$6,187	$3,246	$1,202

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$5.48	$2.94	$1.08
Diluted	$5.42	$2.91	$1.08
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$5.48	$2.94	$1.12
Diluted	$5.42	$2.91	$1.12
Cash dividends declared per common share	$1.33	$1.01	$0.74
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Net income (loss) (1)	$6,336	$3,393	$1,353
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	10,103	(8,086)	9,394
Unrealized gains (losses) on derivatives	1,386	(899)	(239)
Foreign currency translation adjustments	(1,444)	(975)	(139)
Defined benefit plans adjustment	(970)	1,292	(842)
Other comprehensive income (loss), before income tax	9,075	(8,668)	8,174
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3,528)	2,329	(2,851)
Other comprehensive income (loss), net of income tax	5,547	(6,339)	5,323
Comprehensive income (loss)	11,883	(2,946)	6,676
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	29	(21)	38
Comprehensive income (loss) attributable to MetLife, Inc.	$11,854	$(2,925)	$6,638
_______________

(1)
Net income (loss) attributable to noncontrolling interests excludes gains of redeemable noncontrolling interests of less than $1 million for each of the years ended December 31, 2014 and 2013, and $9 million for the year ended December 31, 2012.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2011	$1	$11	$26,782	$24,814	$(172)	$6,083	$57,519	$370	$57,889
Common stock issuance			1,000				1,000		1,000
Stock-based compensation			229				229		229
Dividends on preferred stock				(122)			(122)		(122)
Dividends on common stock				(811)			(811)		(811)
Change in equity of noncontrolling interests							—	(24)	(24)
Net income (loss)				1,324			1,324	29	1,353
Other comprehensive income (loss), net of income tax						5,314	5,314	9	5,323
Balance at December 31, 2012	1	11	28,011	25,205	(172)	11,397	64,453	384	64,837
Common stock issuance			1,000				1,000		1,000
Stock-based compensation			305				305		305
Dividends on preferred stock				(122)			(122)		(122)
Dividends on common stock				(1,119)			(1,119)		(1,119)
Change in equity of noncontrolling interests			(39)				(39)	180	141
Net income (loss)				3,368			3,368	25	3,393
Other comprehensive income (loss), net of income tax						(6,293)	(6,293)	(46)	(6,339)
Balance at December 31, 2013	1	11	29,277	27,332	(172)	5,104	61,553	543	62,096
Treasury stock acquired in connection with share repurchases					(1,000)		(1,000)		(1,000)
Common stock issuance		1	999				1,000		1,000
Stock-based compensation			267				267		267
Dividends on preferred stock				(122)			(122)		(122)
Dividends on common stock				(1,499)			(1,499)		(1,499)
Change in equity of noncontrolling interests							—	(65)	(65)
Net income (loss)				6,309			6,309	27	6,336
Other comprehensive income (loss), net of income tax						5,545	5,545	2	5,547
Balance at December 31, 2014	$1	$12	$30,543	$32,020	$(1,172)	$10,649	$72,053	$507	$72,560
______________

(1)
Net income (loss) attributable to noncontrolling interests excludes gains of redeemable noncontrolling interests of less than $1 million for each of the years ended December 31, 2014 and 2013, and $9 million for the year ended December 31, 2012.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$6,336	$3,393	$1,362
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	713	714	596
Amortization of premiums and accretion of discounts associated with investments, net	(611)	(167)	(426)
(Gains) losses on investments and from sales of businesses, net	202	(155)	332
(Gains) losses on derivatives, net	(21)	5,122	3,187
(Income) loss from equity method investments, net of dividends or distributions	327	99	108
Interest credited to policyholder account balances	6,943	8,179	7,729
Interest credited to bank deposits	—	2	78
Universal life and investment-type product policy fees	(9,946)	(9,451)	(8,556)
Goodwill impairment	—	—	1,868
Change in fair value option and trading securities	(739)	(1,433)	1,900
Change in residential mortgage loans held-for-sale, net	—	373	3,370
Change in mortgage servicing rights	—	—	153
Change in accrued investment income	207	293	219
Change in premiums, reinsurance and other receivables	(650)	(582)	(109)
Change in deferred policy acquisition costs and value of business acquired, net	1,134	(920)	(1,139)
Change in income tax	2,075	871	(883)
Change in other assets	2,573	1,767	2,951
Change in insurance-related liabilities and policy-related balances	5,847	6,897	5,918
Change in other liabilities	1,885	1,008	(1,699)
Other, net	101	121	201
Net cash provided by (used in) operating activities	16,376	16,131	17,160
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	118,526	117,523	103,823
Equity securities	490	725	1,140
Mortgage loans	14,128	12,881	14,673
Real estate and real estate joint ventures	1,012	356	1,018
Other limited partnership interests	823	807	974
Purchases of:
Fixed maturity securities	(130,197)	(117,826)	(115,793)
Equity securities	(530)	(943)	(627)
Mortgage loans	(17,464)	(14,677)	(11,442)
Real estate and real estate joint ventures	(2,282)	(1,880)	(1,942)
Other limited partnership interests	(1,764)	(1,356)	(1,323)
Cash received in connection with freestanding derivatives	1,760	1,567	1,933
Cash paid in connection with freestanding derivatives	(4,003)	(6,710)	(3,258)
Net change in securitized reverse residential mortgage loans	—	—	(1,198)
Sales of businesses, net of cash and cash equivalents disposed of $323, $14 and $29, respectively	436	393	576
Sale of bank deposits	—	(6,395)	—
Purchases of businesses, net of cash and cash equivalents acquired of $0, $20 and $33, respectively	—	(1,840)	(16)
Purchases of investments in insurance joint ventures	(277)	—	—
Net change in policy loans	(27)	(112)	(111)
Net change in short-term investments	5,167	2,955	593
Net change in other invested assets	(512)	(547)	(791)
Other, net	(341)	(86)	(158)
Net cash provided by (used in) investing activities	$(15,055)	$(15,165)	$(11,929)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Cash flows from financing activities
Policyholder account balances:
Deposits	$89,520	$79,193	$91,284
Withdrawals	(88,037)	(84,874)	(86,994)
Net change in payables for collateral under securities loaned and other transactions	5,031	(3,276)	(29)
Net change in bank deposits	—	8	(4,169)
Net change in short-term debt	(75)	75	(586)
Long-term debt issued	1,000	1,372	750
Long-term debt repaid	(2,862)	(1,746)	(1,702)
Collateral financing arrangements repaid	—	—	(349)
Cash received (paid) in connection with collateral financing arrangements	—	—	(44)
Net change in liability for securitized reverse residential mortgage loans	—	—	1,198
Cash received in connection with redeemable noncontrolling interests	—	774	—
Common stock issued, net of issuance costs	1,000	1,000	1,000
Treasury stock acquired in connection with share repurchases	(1,000)	—	—
Dividends on preferred stock	(122)	(122)	(122)
Dividends on common stock	(1,499)	(1,119)	(811)
Other, net	(700)	(192)	609
Net cash provided by (used in) financing activities	2,256	(8,907)	35
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(354)	(212)	11
Change in cash and cash equivalents	3,223	(8,153)	5,277
Cash and cash equivalents, beginning of year	7,585	15,738	10,461
Cash and cash equivalents, end of year	$10,808	$7,585	$15,738
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$1,213	$1,270	$1,335
Income tax	$748	$677	$554
Non-cash transactions:
Business acquisitions:
Assets acquired	$—	$2,988	$595
Liabilities assumed	—	(972)	(579)
Noncontrolling interests assumed	—	(176)	—
Cash paid, excluding transaction costs of $0, $17 and $0, respectively	$—	$1,840	$16
Real estate and real estate joint ventures acquired in satisfaction of debt	$3	$59	$553
Collateral financing arrangements repaid	$—	$—	$102
Redemption of advances agreements in long-term debt	$—	$—	$3,806
Issuance of funding agreements in policyholder account balances	$—	$—	$3,806
Deconsolidation of MetLife Core Property Fund (see Note 8):
Reduction of redeemable noncontrolling interests	$774	$—	$—
Reduction of long-term debt	$413	$—	$—
Reduction of real estate and real estate joint ventures	$1,132	$—	$—
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Notes to the Consolidated Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” and the “Company” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is a global provider of life insurance, annuities, employee benefits and asset management. MetLife is organized into six segments: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”).
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
Certain international subsidiaries have a fiscal year cutoff of November 30. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2014 and 2013 and the operating results of such subsidiaries for the years ended November 30, 2014, 2013 and 2012.
Discontinued Operations
The results of operations of a component of the Company that has either been disposed of or is classified as held-for-sale are reported in discontinued operations if certain criteria are met. Effective January 1, 2014, the Company early adopted new guidance regarding reporting of discontinued operations for disposals or classifications as held-for-sale that have not been previously reported in the consolidated financial statements. A disposal of a component is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. See “— Adoption of New Accounting Pronouncements.”
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Reclassifications
Amounts in the prior years’ consolidated financial statements have been reclassified to conform with the 2014 presentation. Certain derivatives (gains) losses were previously reported in: (i) (gains) losses on investments and sales of businesses, net; and (ii) other, net and were reclassified to (gains) losses on derivatives, net. The following table presents such reclassifications, all within cash flows from operating activities, in the consolidated statements of cash flows:

	Years Ended December 31,
	2013	2012
	(In millions)
(Gains) losses on investments and sales of businesses, net	$(4,166)	$(2,865)
Other, net	$(956)	$(322)
(Gains) losses on derivatives, net	$5,122	$3,187
Additionally, certain amounts in the prior years’ footnotes have been reclassified to conform with the current year presentation as discussed throughout the Notes to the Consolidated Financial Statements.
Summary of Significant Accounting Policies
The following are the Company’s significant accounting policies with references to notes providing additional information on such policies and critical accounting estimates relating to such policies.

Accounting Policy	Note
Insurance	4
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	5
Reinsurance	6
Investments	8
Derivatives	9
Fair Value	10
Goodwill	11
Employee Benefit Plans	18
Income Tax	19
Litigation Contingencies	21
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
Liabilities for universal and variable life policies with secondary guarantees (“ULSG”) and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”), and are thus subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance and applies the cash received to premiums when due.
See “— Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles” for a discussion of negative value of business acquired.
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life, annuity policies with life contingencies, long-duration accident & health, and credit insurance policies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.
Premiums related to short-duration non-medical health and disability, accident & health, and certain credit insurance contracts are recognized on a pro rata basis over the applicable contract term.
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
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. Such costs include:

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
• Term insurance
• Nonparticipating whole life insurance
• Traditional group life insurance
• Non-medical health insurance
• Accident & health insurance
•	Participating, dividend-paying traditional contracts	Actual and expected future gross margins.
•	Fixed and variable universal life contracts	Actual and expected future gross profits.
•	Fixed and variable deferred annuity contracts
•	Credit insurance contracts	Historic and future earned premiums.
•	Property and casualty insurance contracts
•	Other short-duration contracts
See Note 5 for additional information on DAC and VOBA amortization.
The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset.
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
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
Fixed Maturity and Equity Securities
The majority of the Company’s fixed maturity and equity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recognized when declared.

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
For fixed maturity securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
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
FVO and Trading Securities
FVO and trading securities are stated at estimated fair value and include investments for which the FVO has been elected (“FVO Securities”) and investments that are actively purchased and sold (“Actively Traded Securities”). FVO Securities include:

•
fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts (“FVO general account securities”); and

•
contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances (“FVO contractholder-directed unit-linked investments”).

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
Also included in mortgage loans held-for-investment are commercial mortgage loans held by consolidated securitization entities (“CSEs”) and residential mortgage loans for which the FVO was elected, which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment gains (losses) for commercial mortgage loans held by CSEs — FVO, and net investment income for residential mortgage loans — FVO.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Mortgage Loans Held-For-Sale
Mortgage loans held-for-sale that were previously designated as held-for-investment and mortgage loans originated with the intent to sell for which FVO was not elected, are stated at the lower of amortized cost or estimated fair value.
Policy Loans
Policy loans are stated at unpaid principal balances. Interest income is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal and accrued interest is deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
Real Estate
Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.
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
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other Invested Assets
Other invested assets consist principally of the following:

•	Freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.

•
Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method.

•
Leveraged leases which are recorded net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values for impairment.

•
Direct financing leases gross investment is equal to the minimum lease payments plus the unguaranteed residual value.  Income is recorded by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews lease receivables for impairment. Certain direct financing leases are linked to inflation.

•
Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.

•	Investments in operating joint ventures that engage in insurance underwriting activities are accounted for under the equity method.
Securities Lending Program
Securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the Company’s financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Employee Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees and sales representatives. Measurement dates used for all of the subsidiaries’ defined benefit pension and other postretirement benefit plans correspond with the fiscal year ends of sponsoring subsidiaries, which are December 31 for U.S. and most non-U.S. subsidiaries and November 30 for certain non-U.S. subsidiaries.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination the Company considers many factors, including:

•	the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

•	the jurisdiction in which the deferred tax asset was generated;

•	the length of time that carryforward can be utilized in the various taxing jurisdiction;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	future reversals of existing taxable temporary differences;

•	taxable income in prior carryback years; and

•	tax planning strategies.
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
Stock-Based Compensation
The Company grants certain employees and directors stock-based compensation awards under various plans that are subject to specific vesting conditions. With the exception of performance shares granted in 2014 and 2013 which are re-measured quarterly, the cost of all stock-based transactions is measured at fair value at grant date and recognized over the period during which a grantee is required to provide services in exchange for the award. Although the terms of the Company’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.
Cash and Cash Equivalents
The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates estimated fair value.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.0 billion at both December 31, 2014 and 2013. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.0 billion at both December 31, 2014 and 2013. Related depreciation and amortization expense was $182 million, $183 million and $208 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.9 billion and $1.7 billion at December 31, 2014 and 2013, respectively. Accumulated amortization of capitalized software was $1.3 billion and $1.1 billion at December 31, 2014 and 2013, respectively. Related amortization expense was $212 million, $216 million and $221 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Adoption of New Accounting Pronouncements
Effective November 18, 2014, the Company adopted new guidance on when, if ever, the cost of acquiring an entity should be used to establish a new accounting basis (“pushdown”) in the acquired entity’s separate financial statements. The guidance provides an acquired entity and its subsidiaries with an irrevocable option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If a reporting entity elects to apply pushdown accounting, its stand-alone financial statements would reflect the acquirer’s new basis in the acquired entity’s assets and liabilities. The election to apply pushdown accounting should be determined by an acquired entity for each individual change-in-control event in which an acquirer obtains control of the acquired entity; however, an entity that does not elect to apply pushdown accounting in the period of a change-in-control can later elect to retrospectively apply pushdown accounting to the most recent change-in-control transaction as a change in accounting principle. The new guidance did not have a material impact on the financial statements upon adoption.
Effective January 1, 2014, the Company early adopted new guidance regarding reporting of discontinued operations and disclosures of disposals of components of an entity. The guidance increases the threshold for a disposal to qualify as a discontinued operation, expands the disclosures for discontinued operations and requires new disclosures for certain disposals that do not meet the definition of a discontinued operation. Disposals must now represent a strategic shift that has or will have a major effect on the entity’s operations and financial results to qualify as discontinued operations.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2014, the Company adopted new guidance on other expenses. The objective of this standard is to address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. In accordance with the adoption of the new accounting pronouncement on January 1, 2014, the Company recorded $57 million in other liabilities, and a corresponding deferred cost, in other assets.
Effective July 17, 2013, the Company adopted guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate (“LIBOR”). Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the financial statements upon adoption.
Effective January 1, 2013, the Company adopted guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 16.
Effective January 1, 2013, the Company adopted guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives in Note 9.
On January 1, 2012, the Company adopted guidance regarding accounting for DAC, which was retrospectively applied. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. Under the new guidance, advertising costs may only be included in DAC if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, are met. As a result, certain direct marketing, sales manager compensation and administrative costs previously capitalized by the Company will no longer be deferred.
On January 1, 2012, the Company adopted guidance regarding comprehensive income, which was retrospectively applied, that provides companies with the option to present the total of comprehensive income, components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements in annual financial statements. The standard eliminates the option to present components of OCI as part of the statement of changes in stockholders’ equity. The Company adopted the two-statement approach for annual financial statements.
Effective January 1, 2012, the Company adopted guidance on goodwill impairment testing that simplifies how an entity tests goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The qualitative assessment is optional and the Company is permitted to bypass it for any reporting unit in any period and begin its impairment analysis with the quantitative calculation. The Company is permitted to perform the qualitative assessment in any subsequent period.
Effective January 1, 2012, the Company adopted guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s financial statements other than the expanded disclosures in Note 10.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In June 2014, the FASB issued new guidance on transfers and servicing ASU 2014‑11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees. Group, Voluntary & Worksite Benefits insurance products and services include life, dental, group short- and long-term disability and accidental death and dismemberment (“AD&D”) coverages. In addition, the Group, Voluntary & Worksite Benefits segment offers property & casualty insurance,

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

including private passenger automobile, homeowners and personal excess liability, which is offered to employees on a voluntary basis, LTC, critical illness and accident & health coverages, as well as prepaid legal plans.
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
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, various start-up businesses (including expatriate benefits insurance, the investment management business through which we offer fee-based investment management services to institutional clients, as well as direct and digital marketing products) and certain run-off businesses. Corporate & Other also includes assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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
The sale of MetLife Assurance Limited (“MAL”) was completed in May 2014. As a result, the operations of MAL have been classified as divested business for all periods presented. See Note 3. Consequently, the results for Corporate Benefit Funding decreased by $12 million, net of $8 million of income tax, and $21 million, net of $13 million of income tax, for the years ended December 31, 2013 and 2012, respectively. Also, the results for Corporate & Other decreased by $14 million, net of $7 million of income tax, and $16 million, net of $8 million of income tax, for the years ended December 31, 2013 and 2012, respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2014, 2013 and 2012 and at December 31, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business.
The Company’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. The Company’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.

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
Effective January 1, 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, as well as the realignment of consumer direct business from Corporate & Other to Latin America. The changes will be applied retrospectively beginning with the first quarter of 2015. The changes will not impact total consolidated operating earnings or net income.

	Operating Results
	Americas
Year Ended December 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$7,280	$15,979	$2,768	$2,967	$28,994	$7,566	$2,309	$153	$39,022	$45	$39,067
Universal life and investment-type product policy fees	5,074	716	226	1,239	7,255	1,693	466	127	9,541	405	9,946
Net investment income	7,953	1,844	5,799	1,347	16,943	2,856	508	177	20,484	669	21,153
Other revenues	1,059	420	286	34	1,799	106	60	68	2,033	(3)	2,030
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(197)	(197)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	1,317	1,317
Total revenues	21,366	18,959	9,079	5,587	54,991	12,221	3,343	525	71,080	2,236	73,316
Expenses
Policyholder benefits and claims and policyholder dividends	9,851	14,897	5,106	2,743	32,597	5,724	1,053	104	39,478	1,000	40,478
Interest credited to policyholder account balances	2,245	156	1,140	394	3,935	1,544	148	34	5,661	1,282	6,943
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(969)	(143)	(31)	(385)	(1,528)	(1,914)	(680)	(60)	(4,182)	(1)	(4,183)
Amortization of DAC and VOBA	1,515	149	19	321	2,004	1,397	613	13	4,027	105	4,132
Amortization of negative VOBA	—	—	—	(1)	(1)	(364)	(31)	—	(396)	(46)	(442)
Interest expense on debt	1	1	9	—	11	—	—	1,167	1,178	38	1,216
Other expenses	4,695	2,570	513	1,677	9,455	3,971	1,810	1,018	16,254	114	16,368
Total expenses	17,338	17,630	6,756	4,749	46,473	10,358	2,913	2,276	62,020	2,492	64,512
Provision for income tax expense (benefit)	1,382	464	812	156	2,814	575	68	(1,079)	2,378	87	2,465
Operating earnings	$2,646	$865	$1,511	$682	$5,704	$1,288	$362	$(672)	6,682
Adjustments to:
Total revenues									2,236
Total expenses									(2,492)
Provision for income tax (expense) benefit									(87)
Income (loss) from continuing operations, net of income tax									$6,339		$6,339

At December 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other	Total
	(In millions)
Total assets	$359,173	$45,434	$230,124	$71,419	$116,915	$27,698	$51,574	$902,337
Separate account assets	$171,726	$669	$81,150	$50,301	$9,078	$4,070	$—	$316,994
Separate account liabilities	$171,726	$669	$81,150	$50,301	$9,078	$4,070	$—	$316,994
______________

(1)	Total assets includes $93.8 billion of assets from the Japan operations which represents 10% of total consolidated assets. See Note 11 for information regarding goodwill.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Year Ended December 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,528	$15,250	$2,767	$2,824	$27,369	$7,801	$2,297	$116	$37,583	$91	$37,674
Universal life and investment-type product policy fees	4,912	688	247	991	6,838	1,722	386	139	9,085	366	9,451
Net investment income	7,898	1,856	5,621	1,246	16,621	2,915	498	360	20,394	1,838	22,232
Other revenues	1,018	418	278	23	1,737	92	97	28	1,954	(34)	1,920
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	161	161
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(3,239)	(3,239)
Total revenues	20,356	18,212	8,913	5,084	52,565	12,530	3,278	643	69,016	(817)	68,199
Expenses
Policyholder benefits and claims and policyholder dividends	9,028	14,227	5,180	2,454	30,889	5,755	1,039	63	37,746	1,620	39,366
Interest credited to policyholder account balances	2,331	155	1,233	417	4,136	1,690	147	42	6,015	2,164	8,179
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(1,309)	(141)	(27)	(424)	(1,901)	(2,143)	(714)	(28)	(4,786)	—	(4,786)
Amortization of DAC and VOBA	1,384	140	23	310	1,857	1,542	683	1	4,083	(533)	3,550
Amortization of negative VOBA	—	—	—	(2)	(2)	(427)	(95)	—	(524)	(55)	(579)
Interest expense on debt	—	1	9	—	10	—	1	1,148	1,159	123	1,282
Other expenses	5,084	2,380	504	1,612	9,580	4,312	1,810	894	16,596	539	17,135
Total expenses	16,518	16,762	6,922	4,367	44,569	10,729	2,871	2,120	60,289	3,858	64,147
Provision for income tax expense (benefit)	1,314	488	696	143	2,641	557	78	(932)	2,344	(1,683)	661
Operating earnings	$2,524	$962	$1,295	$574	$5,355	$1,244	$329	$(545)	6,383
Adjustments to:
Total revenues									(817)
Total expenses									(3,858)
Provision for income tax (expense) benefit									1,683
Income (loss) from continuing operations, net of income tax									$3,391		$3,391

At December 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other	Total
	(In millions)
Total assets	$349,516	$43,404	$220,612	$69,874	$119,717	$33,382	$48,791	$885,296
Separate account assets	$172,382	$644	$77,023	$49,660	$8,996	$8,496	$—	$317,201
Separate account liabilities	$172,382	$644	$77,023	$49,660	$8,996	$8,496	$—	$317,201
______________

(1)	Total assets includes $98.4 billion of assets from the Japan operations which represents 11% of total consolidated assets. See Note 11 for information regarding goodwill.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Year Ended December 31, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,532	$14,794	$2,681	$2,578	$26,585	$8,344	$2,370	$56	$37,355	$620	$37,975
Universal life and investment-type product policy fees	4,561	662	225	785	6,233	1,491	333	155	8,212	344	8,556
Net investment income	7,670	1,768	5,542	1,198	16,178	2,895	535	679	20,287	1,697	21,984
Other revenues	879	422	259	16	1,576	26	121	33	1,756	150	1,906
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(352)	(352)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(1,919)	(1,919)
Total revenues	19,642	17,646	8,707	4,577	50,572	12,756	3,359	923	67,610	540	68,150
Expenses
Policyholder benefits and claims and policyholder dividends	9,010	13,691	5,039	2,231	29,971	5,819	1,196	119	37,105	2,251	39,356
Interest credited to policyholder account balances	2,375	167	1,358	393	4,293	1,784	126	39	6,242	1,487	7,729
Goodwill impairment	—	—	—	—	—	—	—	—	—	1,868	1,868
Capitalization of DAC	(1,753)	(138)	(29)	(353)	(2,273)	(2,288)	(723)	—	(5,284)	(5)	(5,289)
Amortization of DAC and VOBA	1,607	133	22	224	1,986	1,563	626	2	4,177	22	4,199
Amortization of negative VOBA	—	—	—	(5)	(5)	(456)	(94)	—	(555)	(67)	(622)
Interest expense on debt	—	1	8	(1)	8	5	1	1,176	1,190	166	1,356
Other expenses	5,369	2,351	460	1,375	9,555	4,738	1,810	559	16,662	1,449	18,111
Total expenses	16,608	16,205	6,858	3,864	43,535	11,165	2,942	1,895	59,537	7,171	66,708
Provision for income tax expense (benefit)	1,032	481	646	130	2,289	554	146	(687)	2,302	(2,174)	128
Operating earnings	$2,002	$960	$1,203	$583	$4,748	$1,037	$271	$(285)	5,771
Adjustments to:
Total revenues									540
Total expenses									(7,171)
Provision for income tax (expense) benefit									2,174
Income (loss) from continuing operations, net of income tax									$1,314		$1,314
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Life insurance	$23,483	$23,189	$22,832
Accident & health insurance	13,336	13,214	13,255
Annuities	9,984	8,987	8,891
Property and casualty insurance	3,524	3,270	3,117
Non-insurance	716	385	342
Total	$51,043	$49,045	$48,437

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
U.S.	$34,536	$32,529	$31,500
Foreign:
Japan	6,917	7,373	7,833
Other	9,590	9,143	9,104
Total	$51,043	$49,045	$48,437
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2014, 2013 and 2012.
3. Acquisitions and Dispositions
2014 Disposition
In May 2014, the Company completed the sale of its wholly-owned subsidiary, MAL, for $702 million (£418 million) in net cash consideration. As a result of the sale, a loss of $633 million ($442 million, net of income tax), was recorded for the year ended December 31, 2014, which includes a reduction to goodwill of $60 million ($51 million, net of income tax), as well as $77 million ($50 million, net of income tax) related to net investments in foreign operation hedges. The loss is reflected within net investment gains (losses) on the consolidated statements of operations and comprehensive income (loss). Compared to the expected loss at the time of the sales agreement, the actual loss on the sale was increased by net income from MAL of $77 million for the year ended December 31, 2014. MAL’s results of operations are included in continuing operations. They were historically included in the Corporate Benefit Funding segment. See Note 2.
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
MetLife’s accounting for pension products sold in foreign jurisdictions, where the sale and administration of those products are restricted by government regulations to pension companies, is under an insurance company accounting model. ProVida’s assets under management meet the qualifications for separate account presentation. As such, the portion of the assets representing pension participants’ funds are reported at estimated fair value as separate account assets, with an equivalent amount reported as separate account liabilities. The fair value of separate account assets and liabilities as of the acquisition date was $45.2 billion. ProVida’s mandatory ownership interest in the funds (the “Encaje investment”), representing a 1% interest in each of the funds offered, is accounted for as FVO Securities and reported in fair value option and trading securities on the balance sheet. Direct and incremental costs resulting in successful sales are capitalized and amortized over the estimated gross profits of the new business sold. Additionally, a portion of the revenue collected through fees on ProVida’s mandatory savings product are deferred and recognized when future services are provided to participants who have stopped contributing to the savings product due to retirement, disability or unemployment (“non-contributors”).

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
3. Acquisitions and Dispositions (continued)

Allocation of Purchase Price
Of the $1.9 billion purchase price, $631 million and $159 million was allocated to the fair value of tangible assets acquired and liabilities assumed, respectively, of which $451 million in assets represented the Encaje investment. Additionally, $941 million was allocated to VOBA, which represented the value of the future profit margin from existing in-force pension participants (“acquired affiliates”) who were contributors as of the acquisition date and is subject to amortization as a percentage of estimated gross profits from the acquired contributing affiliates over an estimated weighted average period of 15 years. The amounts allocated to the ProVida trade name and goodwill were $179 million and $1.1 billion, respectively, both of which were not subject to amortization. The value of the trade name represented the savings or relief from royalty costs due to ownership of the ProVida name. Goodwill represented the expected future profits resulting from new sales after the acquisition date. The purchase price was also allocated to a future service liability (“FSL”) of $589 million attributable to acquired affiliates who, at the purchase date, were not contributing or would become non-contributors at some point in the future. This liability represents the discounted future cost of servicing these affiliate accounts. The FSL is being released to earnings over the non-contributor phase period based on the actual expenses incurred during the respective period for servicing non-contributors from the acquired business. The allocated purchase price also included deferred tax assets and deferred tax liabilities of $118 million and $224 million, respectively, which were attributable to the intangible assets and liabilities, excluding goodwill, established at the purchase date. No portion of goodwill is expected to be deductible for tax purposes. The fair value of noncontrolling interests was $176 million, and was valued based upon the offered public cash tender price for each outstanding share of ProVida not acquired by MetLife.
Revenues and Earnings of ProVida
Revenues and net income of $100 million and $42 million, respectively, resulting from the acquisition of ProVida since the acquisition date, were included in the consolidated statement of operations within the Latin America segment for the year ended December 31, 2013.
2013 Disposition
MetLife Bank
In 2013, MetLife Bank, National Association (“MetLife Bank”) and MetLife, Inc. completed the sale of MetLife Bank’s $6.4 billion of deposits. In August 2013, MetLife Bank merged with and into MetLife Home Loans LLC (“MLHL”), its former subsidiary, with MLHL as the surviving, non-bank entity. MetLife Bank has sold or otherwise exited substantially all of its operations. In conjunction with exiting MetLife Bank’s businesses (the “MetLife Bank Divestiture”), for the years ended December 31, 2014, 2013 and 2012, the Company recorded net losses of $21 million, $115 million and $163 million, respectively, net of income tax. The net losses included the gain on disposal of the depository business, the loss on disposal of mortgage servicing rights (“MSRs”), gains (losses) on securities and mortgage loans sold or other costs related to MetLife Bank’s businesses.
Each of the businesses that were exited as part of the MetLife Bank Divestiture could not be separated from the rest of the operations since the Company did not separately manage the businesses as a reportable segment, operating segment, or reporting unit. As a result, the businesses have not been reported as discontinued operations in the consolidated financial statements.
MetLife Bank had historically taken advantage of collateralized borrowing opportunities with the Federal Home Loan Bank (“FHLB”) of New York (“FHLB of NY”). In January 2012, MetLife Bank discontinued taking advances from the FHLB of NY. In April 2012, MetLife Bank transferred cash to Metropolitan Life Insurance Company (“MLIC”) related to $3.8 billion of outstanding advances which had been included in long-term debt, and MLIC assumed the associated obligations under terms similar to those of the transferred advances by issuing funding agreements which are included in PABs. See Note 12.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, PABs and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2014	2013
	(In millions)
Retail	$136,812	$134,915
Group, Voluntary & Worksite Benefits	30,328	29,521
Corporate Benefit Funding	115,440	112,591
Latin America	15,480	16,162
Asia	86,483	93,066
EMEA	20,520	21,657
Corporate & Other	8,239	8,129
Total	$413,302	$416,041
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life
Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for domestic business and 1% to 11% for international business, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends for domestic business.

Nonparticipating life
Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 11% for domestic business and 1% to 13% for international business.

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

Disabled lives
Present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 3% to 8% for domestic business and 1% to 9% for international business.

Property and casualty insurance
The amount estimated for claims that have been reported but not settled and claims incurred but not reported are based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

Participating business represented 5% of the Company’s life insurance in-force at both December 31, 2014 and 2013. Participating policies represented 18%, 19% and 20% of gross life insurance premiums for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The Company also issues annuity contracts that apply a lower rate on funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize (“two tier annuities”). These guarantees include benefits that are payable in the event of death, maturity or at annuitization. Certain other annuity contracts contain guaranteed annuitization benefits that may be above what would be provided by the current account value of the contract. Additionally, the Company issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct and Assumed
Balance at January 1, 2012	$432	$882	$4,463	$221	$5,998
Incurred guaranteed benefits (1)	252	771	348	25	1,396
Paid guaranteed benefits	(117)	(18)	(26)	—	(161)
Balance at December 31, 2012	567	1,635	4,785	246	7,233
Incurred guaranteed benefits (1)	200	229	(64)	20	385
Paid guaranteed benefits	(82)	(13)	(23)	—	(118)
Balance at December 31, 2013	685	1,851	4,698	266	7,500
Incurred guaranteed benefits (1)	310	262	411	22	1,005
Paid guaranteed benefits	(59)	—	(17)	—	(76)
Balance at December 31, 2014	$936	$2,113	$5,092	$288	$8,429
Ceded
Balance at January 1, 2012	$54	$8	$614	$155	$831
Incurred guaranteed benefits	22	1	139	18	180
Paid guaranteed benefits	(20)	—	—	—	(20)
Balance at December 31, 2012	56	9	753	173	991
Incurred guaranteed benefits	(5)	—	175	14	184
Paid guaranteed benefits	(10)	(2)	—	—	(12)
Balance at December 31, 2013	41	7	928	187	1,163
Incurred guaranteed benefits	9	—	134	15	158
Paid guaranteed benefits	(12)	—	—	—	(12)
Balance at December 31, 2014	$38	$7	$1,062	$202	$1,309
Net
Balance at January 1, 2012	$378	$874	$3,849	$66	$5,167
Incurred guaranteed benefits	230	770	209	7	1,216
Paid guaranteed benefits	(97)	(18)	(26)	—	(141)
Balance at December 31, 2012	511	1,626	4,032	73	6,242
Incurred guaranteed benefits	205	229	(239)	6	201
Paid guaranteed benefits	(72)	(11)	(23)	—	(106)
Balance at December 31, 2013	644	1,844	3,770	79	6,337
Incurred guaranteed benefits	301	262	277	7	847
Paid guaranteed benefits	(47)	—	(17)	—	(64)
Balance at December 31, 2014	$898	$2,106	$4,030	$86	$7,120
______________

(1)	Secondary guarantees include the effects of foreign currency translation of ($343) million, ($597) million and ($39) million at December 31, 2014, 2013 and 2012, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Account balances of contracts with insurance guarantees were invested in separate account asset classes as follows at:

	December 31,
	2014	2013
	(In millions)
Fund Groupings:
Balanced	$87,667	$75,928
Equity	71,742	79,036
Bond	11,416	10,632
Money Market	1,024	1,157
Total	$171,849	$166,753
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
Two Tier and Other Annuities
Two tier annuities are defined as the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date. These contracts apply a lower rate on funds if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize. Other annuities are defined as the amount (if any) that would be required to be added to the total contract account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date.
Universal and Variable Life Contracts
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	December 31,
	2014		2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (2)	$196,595	$99,000	$201,395	$100,527
Separate account value	$163,566	$95,963	$164,500	$96,459
Net amount at risk (2)	$4,230	$1,770	$4,203	$1,219
Average attained age of contractholders	65 years	65 years	63 years	63 years
Two Tier and Other Annuities
Account value	N/A	$1,040	N/A	$880
Net amount at risk	N/A	$340	N/A	$234
Average attained age of contractholders	N/A	50 years	N/A	50 years

	December 31,
	2014		2013
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$16,875	$3,587	$16,048	$3,700
Net amount at risk	$180,069	$20,344	$185,920	$21,737
Average attained age of policyholders	56 years	61 years	55 years	60 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2014, 2013 and 2012, the Company issued $48.9 billion, $37.7 billion and $35.1 billion, respectively, and repaid $45.6 billion, $36.8 billion and $31.1 billion, respectively, of such funding agreements. At December 31, 2014 and 2013, liabilities for funding agreements outstanding, which are included in PABs, were $33.9 billion and $31.2 billion, respectively.
Certain of the Company’s subsidiaries are members of regional banks in the FHLB system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2014	2013
	(In millions)
FHLB of NY	$661	$700
FHLB of Des Moines	$66	$76
FHLB of Boston	$55	$64
FHLB of Pittsburgh	$35	$30
Such subsidiaries have also entered into funding agreements with FHLBanks and the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in PABs. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2014	2013	2014		2013
	(In millions)
FHLB of NY (1)	$12,570	$12,770	$15,255	(2)	$14,287	(2)
Farmer Mac (3)	$2,750	$2,750	$3,162		$3,159
FHLB of Des Moines (1)	$1,405	$1,405	$1,688	(2)	$1,596	(2)
FHLB of Boston (1)	$575	$450	$666	(2)	$808	(2)
FHLB of Pittsburgh (1)	$435	$375	$1,637	(2)	$976	(2)
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

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$10,630	$10,436	$10,117
Less: Reinsurance recoverables	1,661	1,581	1,436
Net balance at January 1,	8,969	8,855	8,681
Incurred related to:
Current year	9,358	8,660	8,399
Prior years (1)	(70)	(86)	(69)
Total incurred	9,288	8,574	8,330
Paid related to:
Current year	(6,714)	(6,083)	(5,689)
Prior years	(2,383)	(2,377)	(2,467)
Total paid	(9,097)	(8,460)	(8,156)
Net balance at December 31,	9,160	8,969	8,855
Add: Reinsurance recoverables	1,876	1,661	1,581
Balance at December 31,	$11,036	$10,630	$10,436
______________

(1)
During 2014, 2013 and 2012, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased due to a reduction in prior year automobile bodily injury and homeowners’ severity. In addition, 2013 and 2012 included improved loss ratios for non-medical health claim liabilities.

Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $261.3 billion and $265.4 billion at December 31, 2014 and 2013, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $55.7 billion and $51.8 billion at December 31, 2014 and 2013, respectively. The latter category consisted primarily of funding agreements and participating close-out contracts. The average interest rate credited on these contracts was 2.25% and 2.23% at December 31, 2014 and 2013, respectively.
For the years ended December 31, 2014, 2013 and 2012, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Nonparticipating and Non-Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts (term insurance, nonparticipating whole life insurance, traditional group life insurance, non-medical health insurance, and accident & health insurance) over the appropriate premium paying period in proportion to the historic actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Participating, Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. For participating contracts within the closed block (dividend-paying traditional contracts) future gross margins are also dependent upon changes in the policyholder dividend obligation. See Note 7. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales, are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

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
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
DAC
Balance at January 1,	$19,774	$17,150	$15,240
Capitalizations	4,183	4,786	5,289
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(39)	192	(40)
Other expenses	(3,372)	(2,812)	(2,875)
Total amortization	(3,411)	(2,620)	(2,915)
Unrealized investment gains (losses)	(676)	924	(516)
Effect of foreign currency translation and other	(886)	(466)	52
Balance at December 31,	18,984	19,774	17,150
VOBA
Balance at January 1,	6,932	7,611	9,379
Acquisitions (1)	—	947	55
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(1)	3	(1)
Other expenses	(720)	(933)	(1,283)
Total amortization	(721)	(930)	(1,284)
Unrealized investment gains (losses)	(26)	358	(197)
Effect of foreign currency translation and other	(727)	(1,054)	(342)
Balance at December 31,	5,458	6,932	7,611
Total DAC and VOBA
Balance at December 31,	$24,442	$26,706	$24,761
______________
(1)     See Note 3 for a description of acquisitions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2014	2013
	(In millions)
Retail	$11,963	$12,882
Group, Voluntary & Worksite Benefits	377	382
Corporate Benefit Funding	111	99
Latin America	1,991	2,201
Asia	8,217	9,077
EMEA	1,709	2,039
Corporate & Other	74	26
Total	$24,442	$26,706
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
DSI
Balance at January 1,	$950	$930	$926
Capitalization	56	58	81
Amortization	(130)	(36)	(77)
Unrealized investment gains (losses)	(64)	—	—
Effect of foreign currency translation	(2)	(2)	—
Balance at December 31,	$810	$950	$930

VODA and VOCRA
Balance at January 1,	$975	$1,108	$1,264
Amortization (1)	(82)	(84)	(150)
Effect of foreign currency translation	(46)	(49)	(6)
Balance at December 31,	$847	$975	$1,108
Accumulated amortization	$500	$418	$334

Negative VOBA
Balance at January 1,	$2,162	$2,916	$3,657
Acquisitions	—	—	10
Amortization	(442)	(579)	(622)
Effect of foreign currency translation and other	(124)	(175)	(129)
Balance at December 31,	$1,596	$2,162	$2,916
Accumulated amortization	$2,404	$1,962	$1,383
____________

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

The estimated future amortization expense (credit) to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2015	$633	$75	$(342)
2016	$532	$70	$(262)
2017	$455	$67	$(146)
2018	$403	$62	$(61)
2019	$353	$58	$(40)
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
Americas — Excluding Latin America
For its Retail Life & Other insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
6. Reinsurance (continued)

Latin America, Asia and EMEA
For certain life insurance products, the Company currently reinsures risks in excess of $5 million to external reinsurers on a yearly renewable term basis. The Company may also reinsure certain risks with external reinsurers depending upon the nature of the risk and local regulatory requirements. For selected large corporate clients, the Company reinsures group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, the Company cedes and assumes risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain countries. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk. The Company also has reinsurance agreements in force that reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Under these agreements, the Company pays reinsurance fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
Corporate & Other
The Company also reinsures, through 100% quota share reinsurance agreements, certain run-off LTC and workers’ compensation business written by MetLife USA.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2014 and 2013, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $5.9 billion and $5.6 billion of unsecured reinsurance recoverable balances at December 31, 2014 and 2013, respectively.
At December 31, 2014, the Company had $14.9 billion of net ceded reinsurance recoverables. Of this total, $10.8 billion, or 73%, were with the Company’s five largest ceded reinsurers, including $2.6 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2013, the Company had $14.4 billion of net ceded reinsurance recoverables. Of this total, $10.6 billion, or 74%, were with the Company’s five largest ceded reinsurers, including $2.6 billion of net ceded reinsurance recoverables which were unsecured.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
6. Reinsurance (continued)

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Premiums
Direct premiums	$40,049	$38,476	$38,719
Reinsurance assumed	1,472	1,472	1,488
Reinsurance ceded	(2,454)	(2,274)	(2,232)
Net premiums	$39,067	$37,674	$37,975
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$10,768	$10,197	$9,216
Reinsurance assumed	126	139	155
Reinsurance ceded	(948)	(885)	(815)
Net universal life and investment-type product policy fees	$9,946	$9,451	$8,556
Policyholder benefits and claims
Direct policyholder benefits and claims	$41,573	$40,211	$39,262
Reinsurance assumed	962	1,047	1,167
Reinsurance ceded	(3,433)	(3,151)	(2,442)
Net policyholder benefits and claims	$39,102	$38,107	$37,987
Other expenses
Direct other expenses	$17,334	$16,712	$17,848
Reinsurance assumed	165	147	228
Reinsurance ceded	(408)	(257)	(321)
Net other expenses	$17,091	$16,602	$17,755
The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2014				2013
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$6,111	$491	$15,642	$22,244	$6,248	$593	$15,018	$21,859
Deferred policy acquisition costs and value of business acquired	24,807	112	(477)	24,442	26,954	104	(352)	26,706
Total assets	$30,918	$603	$15,165	$46,686	$33,202	$697	$14,666	$48,565
Liabilities
Future policy benefits	$187,562	$2,024	$—	$189,586	$185,908	$2,034	$—	$187,942
Policyholder account balances	208,307	989	(2)	209,294	211,610	1,277	(2)	212,885
Other policy-related balances	14,131	285	6	14,422	14,838	353	23	15,214
Other liabilities	20,752	481	3,204	24,437	19,591	533	3,044	23,168
Total liabilities	$430,752	$3,779	$3,208	$437,739	$431,947	$4,197	$3,065	$439,209

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
6. Reinsurance (continued)

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $2.3 billion at both December 31, 2014 and 2013. The deposit liabilities on reinsurance were $35 million and $37 million at December 31, 2014 and 2013, respectively.
7. Closed Block
On April 7, 2000 (the “Demutualization Date”), MLIC converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving MLIC’s plan of reorganization, as amended (the “Plan of Reorganization”). On the Demutualization Date, MLIC established a closed block for the benefit of holders of certain individual life insurance policies of MLIC. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. At least annually, the Company compares actual and projected experience against the experience assumed in the then-current dividend scales. Dividend scales are adjusted periodically to give effect to changes in experience.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
7. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2014	2013
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,667	$42,076
Other policy-related balances	265	298
Policyholder dividends payable	461	456
Policyholder dividend obligation	3,155	1,771
Current income tax payable	1	18
Other liabilities	646	582
Total closed block liabilities	46,195	45,201
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	29,199	28,374
Equity securities available-for-sale, at estimated fair value	91	86
Mortgage loans	6,076	6,155
Policy loans	4,646	4,669
Real estate and real estate joint ventures	666	492
Other invested assets	1,065	814
Total investments	41,743	40,590
Cash and cash equivalents	227	238
Accrued investment income	477	477
Premiums, reinsurance and other receivables	67	98
Deferred income tax assets	289	293
Total assets designated to the closed block	42,803	41,696
Excess of closed block liabilities over assets designated to the closed block	3,392	3,505
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	2,291	1,502
Unrealized gains (losses) on derivatives, net of income tax	28	(3)
Allocated to policyholder dividend obligation, net of income tax	(2,051)	(1,151)
Total amounts included in AOCI	268	348
Maximum future earnings to be recognized from closed block assets and liabilities	$3,660	$3,853
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$1,771	$3,828	$2,919
Change in unrealized investment and derivative gains (losses)	1,384	(2,057)	909
Balance at December 31,	$3,155	$1,771	$3,828

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
7. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Revenues
Premiums	$1,918	$1,987	$2,139
Net investment income	2,093	2,130	2,188
Net investment gains (losses)	7	25	61
Net derivative gains (losses)	20	(6)	(12)
Total revenues	4,038	4,136	4,376
Expenses
Policyholder benefits and claims	2,598	2,702	2,783
Policyholder dividends	988	979	1,072
Other expenses	155	165	179
Total expenses	3,741	3,846	4,034
Revenues, net of expenses before provision for income tax expense (benefit)	297	290	342
Provision for income tax expense (benefit)	104	101	120
Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	193	189	222
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	—	—	10
Revenues, net of expenses and provision for income tax expense (benefit)	$193	$189	$232
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

	December 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
					(In millions)
Fixed maturity securities
U.S. corporate	$96,235	$10,343	$624	$—	$105,954	$100,203	$7,495	$1,229	$—	$106,469
Foreign corporate	57,695	4,651	664	7	61,675	59,778	3,939	565	—	63,152
U.S. Treasury and agency	54,654	6,892	30	—	61,516	43,928	2,251	1,056	—	45,123
Foreign government	47,327	5,500	161	—	52,666	50,717	4,107	387	—	54,437
RMBS	38,064	2,102	214	106	39,846	34,167	1,584	490	206	35,055
State and political subdivision	12,922	2,291	26	—	15,187	13,233	903	306	—	13,830
CMBS (1)	13,762	615	46	(1)	14,332	16,115	605	170	—	16,550
ABS	14,121	240	112	—	14,249	15,458	296	171	12	15,571
Total fixed maturity securities	$334,780	$32,634	$1,877	$112	$365,425	$333,599	$21,180	$4,374	$218	$350,187
Equity securities
Common stock	$1,990	$554	$28	$—	$2,516	$1,927	$431	$5	$—	$2,353
Non-redeemable preferred stock	1,086	68	39	—	1,115	1,085	76	112	—	1,049
Total equity securities	$3,076	$622	$67	$—	$3,631	$3,012	$507	$117	$—	$3,402
______________

(1)
The noncredit loss component of OTTI losses for CMBS was in an unrealized gain position of $1 million at December 31, 2014, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $64 million and $74 million with unrealized gains (losses) of $28 million and $23 million at December 31, 2014 and 2013, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	December 31,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$13,023	$13,259	$15,828	$16,030
Due after one year through five years	74,303	77,704	70,467	74,229
Due after five years through ten years	78,923	84,988	78,159	83,223
Due after ten years	102,584	121,047	103,405	109,529
Subtotal	268,833	296,998	267,859	283,011
Structured securities (RMBS, CMBS and ABS)	65,947	68,427	65,740	67,176
Total fixed maturity securities	$334,780	$365,425	$333,599	$350,187
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

	December 31, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$11,389	$331	$4,658	$293	$13,889	$808	$3,807	$421
Foreign corporate	9,410	505	2,074	166	9,019	402	2,320	163
U.S. Treasury and agency	8,927	12	1,314	18	15,225	1,037	357	19
Foreign government	1,085	80	630	81	5,052	336	1,846	51
RMBS	4,180	92	2,534	228	10,754	363	2,302	333
State and political subdivision	83	1	297	25	3,109	225	351	81
CMBS	1,268	23	934	22	3,696	142	631	28
ABS	4,456	57	1,440	55	3,772	59	978	124
Total fixed maturity securities	$40,798	$1,101	$13,881	$888	$64,516	$3,372	$12,592	$1,220
Equity securities
Common stock	$111	$28	$1	$—	$81	$4	$16	$1
Non-redeemable preferred stock	67	2	192	37	364	65	191	47
Total equity securities	$178	$30	$193	$37	$445	$69	$207	$48
Total number of securities in an unrealized loss position	3,153		1,435		4,480		1,571

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated fixed maturity securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2014. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $2.6 billion during the year ended December 31, 2014 from $4.6 billion to $2.0 billion. The decrease in gross unrealized losses for the year ended December 31, 2014, was primarily attributable to a decrease in interest rates, partially offset by widening credit spreads.
At December 31, 2014, $143 million of the total $2.0 billion of gross unrealized losses were from 51 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $143 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $61 million, or 43%, are related to gross unrealized losses on 25 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $143 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $82 million, or 57%, were related to gross unrealized losses on 26 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans), ABS (primarily foreign ABS) and foreign corporate securities (primarily financial services industry) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and evaluates foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuer.
Equity Securities
Gross unrealized losses on equity securities decreased $50 million during the year ended December 31, 2014 from $117 million to $67 million. Of the $67 million, $27 million were from six equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 22% were rated A or better.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2014		2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$41,088	68.3%	$40,926	70.9%
Agricultural	12,378	20.6	12,391	21.5
Residential	6,369	10.6	2,772	4.8
Subtotal (1)	59,835	99.5	56,089	97.2
Valuation allowances	(305)	(0.5)	(322)	(0.6)
Subtotal mortgage loans held-for-investment, net	59,530	99.0	55,767	96.6
Residential — FVO	308	0.5	338	0.6
Commercial mortgage loans held by CSEs — FVO	280	0.5	1,598	2.8
Total mortgage loans held-for-investment, net	60,118	100.0	57,703	100.0
Mortgage loans held-for-sale	—	—	3	—
Total mortgage loans, net	$60,118	100.0%	$57,706	100.0%
______________

(1)	Purchases of mortgage loans were $4.7 billion and $2.2 billion for the years ended December 31, 2014 and 2013, respectively.
See “— Variable Interest Entities” for discussion of CSEs.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans held-for-investment by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at and for the years ended:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
December 31,	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
2014
Commercial	$75	$75	$24	$101	$100	$40,913	$200	$151	$359
Agricultural	51	48	2	14	13	12,317	37	59	80
Residential	—	—	—	40	37	6,332	42	37	19
Total	$126	$123	$26	$155	$150	$59,562	$279	$247	$458
2013
Commercial	$214	$210	$58	$299	$296	$40,420	$200	$448	$526
Agricultural	68	66	7	35	34	12,291	37	93	153
Residential	12	12	1	5	4	2,756	19	15	14
Total	$294	$288	$66	$339	$334	$55,467	$256	$556	$693
The average recorded investment for commercial, agricultural and residential mortgage loans was $464 million, $204 million and $13 million, respectively, for the year ended December 31, 2012.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2012	$398	$81	$2	$481
Provision (release)	(92)	—	6	(86)
Charge-offs, net of recoveries	(13)	(24)	—	(37)
Transfers to held-for-sale (1)	—	(5)	(6)	(11)
Balance at December 31, 2012	293	52	2	347
Provision (release)	(35)	4	18	(13)
Charge-offs, net of recoveries	—	(12)	—	(12)
Transfers to held-for-sale	—	—	—	—
Balance at December 31, 2013	258	44	20	322
Provision (release)	(11)	(4)	27	12
Charge-offs, net of recoveries	(23)	(1)	(5)	(29)
Transfers to held-for-sale	—	—	—	—
Balance at December 31, 2014	$224	$39	$42	$305
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
December 31, 2014
Loan-to-value ratios:
Less than 65%	$33,933	$1,105	$1,101	$36,139	88.0%	$38,166	88.4%
65% to 75%	3,306	405	87	3,798	9.2	3,873	9.0
76% to 80%	130	—	15	145	0.4	153	0.3
Greater than 80%	562	281	163	1,006	2.4	987	2.3
Total	$37,931	$1,791	$1,366	$41,088	100.0%	$43,179	100.0%
December 31, 2013
Loan-to-value ratios:
Less than 65%	$30,552	$614	$841	$32,007	78.2%	$33,519	78.9%
65% to 75%	6,360	438	149	6,947	17.0	7,039	16.6
76% to 80%	525	192	189	906	2.2	892	2.1
Greater than 80%	661	242	163	1,066	2.6	1,006	2.4
Total	$38,098	$1,486	$1,342	$40,926	100.0%	$42,456	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment were as follows at:

	December 31,
	2014		2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$11,743	94.9%	$11,461	92.5%
65% to 75%	533	4.3	729	5.9
76% to 80%	17	0.1	84	0.7
Greater than 80%	85	0.7	117	0.9
Total	$12,378	100.0%	$12,391	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $12.8 billion and $12.7 billion at December 31, 2014 and 2013, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment were as follows at:

	December 31,
	2014		2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$6,196	97.3%	$2,693	97.1%
Nonperforming	173	2.7	79	2.9
Total	$6,369	100.0%	$2,772	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $6.6 billion and $2.8 billion at December 31, 2014 and 2013, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2014 and 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In millions)
Commercial	$10	$12	$75	$191
Agricultural	1	44	41	47
Residential	173	79	163	65
Total	$184	$135	$279	$303
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During the years ended December 31, 2014 and 2013, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, and leveraged and direct financing leases.
Leveraged and Direct Financing Leases
Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2014		2013
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Rental receivables, net	$1,414	$1,750	$1,491	$1,806
Estimated residual values	1,148	145	1,325	90
Subtotal	2,562	1,895	2,816	1,896
Unearned income	(777)	(776)	(870)	(796)
Investment in leases, net of non-recourse debt	$1,785	$1,119	$1,946	$1,100
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 30 years, while the payment periods for direct financing leases range from one to 30 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2014 and 2013, all leveraged lease receivables were performing and over 99% of direct financing rental receivables were performing.
The deferred income tax liability related to leveraged leases was $1.5 billion and $1.6 billion at December 31, 2014 and 2013, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2014		2013		2012
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Income from investment in leases	$66	$72	$82	$75	$57	$67
Less: Income tax expense on leases	23	25	29	26	20	23
Investment income after income tax	$43	$47	$53	$49	$37	$44
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $4.5 billion and $3.8 billion at December 31, 2014 and 2013, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, DSI, future policy benefits and the policyholder dividend obligation that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Fixed maturity securities	$30,367	$16,672	$33,641
Fixed maturity securities with noncredit OTTI losses in AOCI	(112)	(218)	(361)
Total fixed maturity securities	30,255	16,454	33,280
Equity securities	608	390	97
Derivatives	1,761	375	1,274
Other	149	(73)	(30)
Subtotal	32,773	17,146	34,621
Amounts allocated from:
Future policy benefits	(2,886)	(898)	(6,049)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(4)	6	19
DAC, VOBA and DSI	(1,946)	(1,190)	(2,485)
Policyholder dividend obligation	(3,155)	(1,771)	(3,828)
Subtotal	(7,991)	(3,853)	(12,343)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	42	73	119
Deferred income tax benefit (expense)	(8,556)	(4,956)	(7,973)
Net unrealized investment gains (losses)	16,268	8,410	14,424
Net unrealized investment gains (losses) attributable to noncontrolling interests	(33)	4	(5)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$16,235	$8,414	$14,419

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2014	2013
	(In millions)
Balance at January 1,	$(218)	$(361)
Noncredit OTTI losses and subsequent changes recognized	17	60
Securities sold with previous noncredit OTTI loss	53	149
Subsequent changes in estimated fair value	36	(66)
Balance at December 31,	$(112)	$(218)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$8,414	$14,419	$8,674
Fixed maturity securities on which noncredit OTTI losses have been recognized	106	143	363
Unrealized investment gains (losses) during the year	15,521	(17,618)	12,467
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,988)	5,151	(2,053)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(10)	(13)	(28)
DAC, VOBA and DSI	(756)	1,295	(685)
Policyholder dividend obligation	(1,384)	2,057	(909)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(31)	(46)	(117)
Deferred income tax benefit (expense)	(3,600)	3,017	(3,279)
Net unrealized investment gains (losses)	16,272	8,405	14,433
Net unrealized investment gains (losses) attributable to noncontrolling interests	(37)	9	(14)
Balance at December 31,	$16,235	$8,414	$14,419
Change in net unrealized investment gains (losses)	$7,858	$(6,014)	$5,759
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(37)	9	(14)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$7,821	$(6,005)	$5,745

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $20.3 billion and $21.7 billion at December 31, 2014 and 2013, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $25.5 billion and $26.9 billion at December 31, 2014 and 2013, respectively.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2014	2013
	(In millions)
Securities on loan: (1)
Amortized cost	$26,989	$27,094
Estimated fair value	$30,269	$27,595
Cash collateral on deposit from counterparties (2)	$30,826	$28,319
Security collateral on deposit from counterparties (3)	$83	$—
Reinvestment portfolio — estimated fair value	$31,314	$28,481
______________

(1)	Included within fixed maturity securities, short-term investments, equity securities and cash and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	December 31,
	2014	2013
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,437	$2,153
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	10,069	11,004
Invested assets pledged as collateral (2)	25,996	23,770
Total invested assets on deposit, held in trust and pledged as collateral	$45,502	$36,927
______________

(1)
In November 2014, MetLife Insurance Company of Connecticut (“MICC”), a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company (“MLI-USA”), and its affiliate, MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a former offshore reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife Insurance Company USA (“MetLife USA”). Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. In anticipation of the Mergers, effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with an affiliate all existing New York insurance policies and annuity contracts that include a separate account feature and deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MICC’s remaining New York policyholder liabilities not covered by such reinsurance.

(2)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12), collateral financing arrangements (see Note 13) and derivative transactions (see Note 9).

See “— Securities Lending” for information regarding securities on loan and Note 7 for information regarding investments designated to the closed block.

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
The Company’s PCI investments, by invested asset class, were as follows at:

	December 31,
	2014	2013	2014	2013
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Outstanding principal and interest balance (1)	$5,287	$5,319	$239	$291
Carrying value (2)	$4,170	$4,109	$132	$138
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest for fixed maturity securities and amortized cost, plus accrued interest, less any valuation allowances, for mortgage loans.
The following table presents information about PCI investments acquired during the periods indicated:

	Years Ended December 31,
	2014	2013	2014	2013
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Contractually required payments (including interest)	$947	$1,872	$—	$—
Cash flows expected to be collected (1)	$745	$1,446	$—	$—
Fair value of investments acquired	$503	$978	$—	$—
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.
The following table presents activity for the accretable yield on PCI investments:

	Years Ended December 31,
	2014	2013	2014	2013
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Accretable yield, January 1,	$2,746	$2,665	$74	$184
Investments purchased	242	468	—	—
Accretion recognized in earnings	(244)	(260)	(22)	(87)
Disposals	(60)	(152)	—	—
Reclassification (to) from nonaccretable difference	(541)	25	(4)	(23)
Accretable yield, December 31,	$2,143	$2,746	$48	$74

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $14.3 billion at December 31, 2014. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $4.1 billion at December 31, 2014. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
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
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2014, 2013 and 2012. Aggregate total assets of these entities totaled $385.7 billion and $303.4 billion at December 31, 2014 and 2013, respectively. Aggregate total liabilities of these entities totaled $39.5 billion and $29.7 billion at December 31, 2014 and 2013, respectively. Aggregate net income (loss) of these entities totaled $34.9 billion, $26.3 billion and $17.9 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2014 and 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

	December 31,
	2014		2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,471	$—	$3,440	$—
Operating joint ventures (2)	2,405	1,999	2,095	1,777
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	297	155	1,630	1,457
Investments:
Other invested assets	59	—	82	7
FVO and trading securities	45	—	69	—
Other limited partnership interests	37	—	61	—
Real estate joint ventures (4)	9	15	1,181	443
Total	$6,323	$2,169	$8,558	$3,684
______________

(1)	See Note 13 for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement.

(2)
Assets of the operating joint venture are primarily fixed maturity securities and separate account assets. Liabilities of the operating joint venture are primarily future policy benefits, other policyholder funds and separate account liabilities.

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $123 million and $154 million at estimated fair value at December 31, 2014 and 2013, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $38 million, $122 million and $163 million for the years ended December 31, 2014, 2013 and 2012 respectively.

(4)
At December 31, 2013, the Company consolidated an open ended core real estate fund formed in the fourth quarter of 2013 (the “MetLife Core Property Fund”), which represented the majority of the balances at December 31, 2013. As a result of the quarterly reassessment in the first quarter of 2014, the Company no longer consolidated the MetLife Core Property Fund, effective March 31, 2014, based on the terms of the revised partnership agreement. The Company accounts for its retained interest in the real estate fund under the equity method. Assets of the real estate fund are a real estate investment trust which holds primarily traditional core income-producing real estate which has associated liabilities that are primarily non-recourse debt secured by certain real estate assets of the fund. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its investment in the real estate fund of $178 million at carrying value at December 31, 2013. The long-term debt bears interest primarily at fixed rates ranging from 1.39% to 4.45%, payable primarily on a monthly basis.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2014		2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$68,427	$68,427	$67,176	$67,176
U.S. and foreign corporate	3,829	3,829	3,966	3,966
Other limited partnership interests	6,250	8,402	5,041	6,994
Other invested assets	1,720	2,050	1,509	1,897
FVO and trading securities	565	565	619	619
Real estate joint ventures	100	125	70	71
Mortgage loans	51	51	106	106
Equity securities AFS:
Non-redeemable preferred stock	41	41	35	35
Total	$80,983	$83,490	$78,522	$80,864
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $212 million and $257 million at December 31, 2014 and 2013, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 21, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2014, 2013 and 2012.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Investment income:
Fixed maturity securities	$14,868	$15,071	$15,218
Equity securities	133	127	133
FVO and trading securities — Actively Traded and FVO general account securities (1)	103	65	88
Mortgage loans	2,928	3,020	3,191
Policy loans	629	620	626
Real estate and real estate joint ventures	951	909	834
Other limited partnership interests	1,033	955	845
Cash, cash equivalents and short-term investments	168	181	163
Operating joint ventures	10	10	19
Other	192	165	131
Subtotal	21,015	21,123	21,248
Less: Investment expenses	1,178	1,198	1,090
Subtotal, net	19,837	19,925	20,158
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	1,266	2,172	1,473
Securitized reverse residential mortgage loans	—	—	177
FVO CSEs — interest income:
Commercial mortgage loans	49	132	172
Securities	1	3	4
Subtotal	1,316	2,307	1,826
Net investment income	$21,153	$22,232	$21,984
______________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Actively Traded and FVO general account securities	$(3)	$18	$51
FVO contractholder-directed unit-linked investments	$645	$1,579	$1,170
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(7)	$(11)	$(19)
Transportation	(2)	(3)	(17)
Utility	—	(48)	(61)
Finance	—	(10)	(32)
Communications	—	(2)	(19)
Technology	—	—	(6)
Industrial	—	—	(5)
Total U.S. and foreign corporate securities	(9)	(74)	(159)
RMBS	(31)	(80)	(97)
CMBS	(13)	(12)	(51)
ABS	(7)	—	(9)
State and political subdivision	—	—	(1)
OTTI losses on fixed maturity securities recognized in earnings	(60)	(166)	(317)
Fixed maturity securities — net gains (losses) on sales and disposals	598	561	253
Total gains (losses) on fixed maturity securities	538	395	(64)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(23)	(20)	—
Common stock	(13)	(6)	(34)
OTTI losses on equity securities recognized in earnings	(36)	(26)	(34)
Equity securities — net gains (losses) on sales and disposals	101	31	38
Total gains (losses) on equity securities	65	5	4
FVO and trading securities — FVO general account securities	9	15	17
Mortgage loans	(36)	22	57
Real estate and real estate joint ventures	222	(19)	(36)
Other limited partnership interests	(78)	(48)	(36)
Other investment portfolio gains (losses)	(110)	22	(151)
Subtotal — investment portfolio gains (losses)	610	392	(209)
FVO CSEs:
Commercial mortgage loans	(13)	(52)	7
Securities	—	2	—
Long-term debt — related to commercial mortgage loans	19	85	25
Long-term debt — related to securities	(1)	(2)	(7)
Non-investment portfolio gains (losses) (1)	(812)	(264)	(168)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(807)	(231)	(143)
Total net investment gains (losses)	$(197)	$161	$(352)
______________

(1)	Non-investment portfolio gains (losses) for the year ended December 31, 2014 includes a loss of $633 million related to the disposition of MAL as more fully described in Note 3.
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
8. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($183) million, $171 million and ($112) million for the years ended December 31, 2014, 2013 and 2012, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$82,075	$76,070	$59,219	$544	$746	$1,648
Gross investment gains	$1,165	$1,326	$944	$112	$56	$73
Gross investment losses	(567)	(765)	(691)	(11)	(25)	(35)
OTTI losses (1)	(60)	(166)	(317)	(36)	(26)	(34)
Net investment gains (losses)	$538	$395	$(64)	$65	$5	$4
______________
(1)    OTTI losses recognized in earnings include noncredit-related impairment losses of $0, $19 million and $94 million for the years ended December 31, 2014, 2013 and 2012, respectively, on (i) perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position, and (ii) fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2014	2013
	(In millions)
Balance at January 1,	$378	$392
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	2	6
Additional impairments — credit loss OTTI recognized on securities previously impaired	25	69
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(40)	(87)
Securities impaired to net present value of expected future cash flows	(7)	—
Increases in cash flows — accretion of previous credit loss OTTI	(1)	(2)
Balance at December 31,	$357	$378

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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in non-qualifying hedging relationships.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

Foreign Currency Exchange Rate Derivatives
The Company uses foreign currency exchange rate derivatives, including foreign currency swaps, foreign currency forwards, currency options and exchange-traded currency futures, to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. The Company also uses foreign currency derivatives to hedge the foreign currency exchange rate risk associated with certain of its net investments in foreign operations.
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
To a lesser extent, the Company uses exchange-traded currency futures to hedge currency mismatches between assets and liabilities, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded currency futures in non-qualifying hedging relationships.
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, involuntary restructuring or governmental intervention. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in non-qualifying hedging relationships.
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
Equity Derivatives
The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, equity variance swaps, exchange-traded equity futures and total rate of return swaps (“TRRs”).

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
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in non-qualifying hedging relationships.
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
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2014			2013
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$6,044	$2,064	$21	$6,419	$1,282	$78
Foreign currency swaps	Foreign currency exchange rate	2,708	65	100	2,713	252	135
Foreign currency forwards	Foreign currency exchange rate	2,335	—	291	2,935	—	77
Subtotal		11,087	2,129	412	12,067	1,534	290
Cash flow hedges:
Interest rate swaps	Interest rate	2,560	528	—	3,121	83	141
Interest rate forwards	Interest rate	225	63	—	450	7	7
Foreign currency swaps	Foreign currency exchange rate	18,325	563	930	12,452	401	660
Subtotal		21,110	1,154	930	16,023	491	808
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	4,097	295	11	3,182	82	47
Currency options	Foreign currency exchange rate	6,419	415	—	7,362	318	—
Subtotal		10,516	710	11	10,544	400	47
Total qualifying hedges		42,713	3,993	1,353	38,634	2,425	1,145
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	93,266	4,570	2,051	107,354	3,330	1,767
Interest rate floors	Interest rate	55,645	440	199	63,064	451	346
Interest rate caps	Interest rate	49,128	145	1	39,460	177	—
Interest rate futures	Interest rate	2,707	4	9	6,011	9	9
Interest rate options	Interest rate	48,078	1,241	75	40,978	255	243
Synthetic GICs	Interest rate	4,298	—	—	4,409	—	—
Foreign currency swaps	Foreign currency exchange rate	11,041	447	385	9,307	133	684
Foreign currency forwards	Foreign currency exchange rate	13,206	127	791	11,311	69	359
Currency futures	Foreign currency exchange rate	522	2	—	1,316	1	1
Currency options	Foreign currency exchange rate	8,324	585	340	2,265	53	48
Credit default swaps — purchased	Credit	2,830	8	34	3,725	7	51
Credit default swaps — written	Credit	10,527	181	6	9,055	166	1
Equity futures	Equity market	6,073	65	2	5,157	1	43
Equity index options	Equity market	39,345	1,426	1,036	37,411	1,344	1,068
Equity variance swaps	Equity market	24,598	196	639	21,636	174	577
TRRs	Equity market	3,297	22	101	3,802	—	179
Total non-designated or non-qualifying derivatives		372,885	9,459	5,669	366,261	6,170	5,376
Total		$415,598	$13,452	$7,022	$404,895	$8,595	$6,521

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2014 and 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Derivatives and hedging gains (losses) (1)	$1,638	$(8,343)	$(3,158)
Embedded derivatives	(321)	5,104	1,239
Total net derivative gains (losses)	$1,317	$(3,239)	$(1,919)
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Qualifying hedges:
Net investment income	$158	$135	$111
Interest credited to policyholder account balances	101	150	164
Other expenses	(3)	(6)	(5)
Non-qualifying hedges:
Net investment income	(4)	(6)	(6)
Other revenues	—	—	47
Net derivative gains (losses)	828	328	476
Policyholder benefits and claims	40	(292)	(120)
Total	$1,120	$309	$667

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)	Other Revenues (3)
	(In millions)
Year Ended December 31, 2014
Interest rate derivatives	$1,545	$—	$42	$—
Foreign currency exchange rate derivatives	(344)	—	—	—
Credit derivatives — purchased	(12)	—	—	—
Credit derivatives — written	21	—	—	—
Equity derivatives	(634)	(18)	(288)	—
Total	$576	$(18)	$(246)	$—
Year Ended December 31, 2013
Interest rate derivatives	$(3,458)	$—	$(27)	$—
Foreign currency exchange rate derivatives	(1,716)	—	—	—
Credit derivatives — purchased	(21)	(14)	—	—
Credit derivatives — written	130	1	—	—
Equity derivatives	(3,663)	(25)	(727)	—
Total	$(8,728)	$(38)	$(754)	$—
Year Ended December 31, 2012
Interest rate derivatives	$(296)	$—	$—	$28
Foreign currency exchange rate derivatives	(660)	—	—	—
Credit derivatives — purchased	(298)	(14)	—	—
Credit derivatives — written	150	—	—	—
Equity derivatives	(2,556)	(9)	(419)	—
Total	$(3,660)	$(23)	$(419)	$28
______________

(1)
Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, derivatives held in relation to trading portfolios and derivatives held within contractholder-directed unit-linked investments.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2014
Interest rate swaps:	Fixed maturity securities	$5	$(1)	$4
	Policyholder liabilities (1)	681	(667)	14
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(11)	2
	Foreign-denominated PABs (2)	(283)	270	(13)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(359)	330	(29)
Total		$57	$(79)	$(22)
Year Ended December 31, 2013
Interest rate swaps:	Fixed maturity securities	$42	$(43)	$(1)
	Policyholder liabilities (1)	(830)	835	5
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(12)	1
	Foreign-denominated PABs (2)	(97)	110	13
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(109)	102	(7)
Total		$(981)	$992	$11
Year Ended December 31, 2012
Interest rate swaps:	Fixed maturity securities	$(4)	$—	$(4)
	Policyholder liabilities (1)	(82)	96	14
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	3	(20)	(17)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(51)	50	(1)
Total		$(135)	$127	$(8)
______________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2014, 2013 and 2012, the component of the change in fair value of derivatives that was excluded from the assessment of hedge effectiveness was $3 million, ($2) million and ($4) million, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were ($15) million, ($1) million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014 and 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and seven years, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

At December 31, 2014 and 2013, the balance in AOCI associated with cash flow hedges was $1.8 billion and $375 million, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses)Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses)Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2014
Interest rate swaps	$722	$42	$9	$—	$3
Interest rate forwards	86	(7)	4	2	—
Foreign currency swaps	(139)	(768)	(2)	2	1
Credit forwards	—	—	1	—	—
Total	$669	$(733)	$12	$4	$4
Year Ended December 31, 2013
Interest rate swaps	$(635)	$20	$8	$—	$(3)
Interest rate forwards	(59)	10	3	(1)	1
Foreign currency swaps	(165)	(3)	(3)	1	3
Credit forwards	(4)	—	1	—	—
Total	$(863)	$27	$9	$—	$1
Year Ended December 31, 2012
Interest rate swaps	$(34)	$1	$4	$(3)	$2
Interest rate forwards	(17)	1	2	(1)	—
Foreign currency swaps	(164)	23	(5)	1	(6)
Credit forwards	—	—	1	—	—
Total	$(215)	$25	$2	$(3)	$(4)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2014, ($4) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
	Years Ended December 31,
	2014	2013	2012
	(In millions)
Foreign currency forwards	$407	$69	$(50)
Currency options	222	262	36
Total	$629	$331	$(14)
______________

(1)
In May 2014, the Company sold its interest in MAL, which was a hedged item in a net investment hedging relationship. See Note 3. As a result, during the year ended December 31, 2014, the Company released losses of $77 million from AOCI into earnings upon the sale. During the years ended December 31, 2013 and 2012, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At December 31, 2014 and 2013, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $940 million and $233 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $10.5 billion and $9.1 billion at December 31, 2014 and 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2014 and 2013, the Company would have received $175 million and $165 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2014			2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$10	$677	2.4	$10	$545	2.6
Credit default swaps referencing indices	10	1,700	2.6	26	2,739	1.5
Subtotal	20	2,377	2.6	36	3,284	1.6
Baa
Single name credit default swaps (corporate)	23	1,591	2.8	24	1,320	3.1
Credit default swaps referencing indices	94	5,774	4.7	73	4,071	4.7
Subtotal	117	7,365	4.3	97	5,391	4.3
Ba
Single name credit default swaps (corporate)	—	60	3.0	—	5	3.8
Credit default swaps referencing indices	(1)	100	2.0	—	—	—
Subtotal	(1)	160	2.4	—	5	3.8
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	39	625	4.9	32	375	4.9
Subtotal	39	625	4.9	32	375	4.9
Total	$175	$10,527	3.9	$165	$9,055	3.4
______________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $10.5 billion and $9.1 billion from the table above were $75 million and $90 million at December 31, 2014 and 2013, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $15 million and $10 million in gross notional amount and $1 million and $0 in fair value at December 31, 2014 and 2013, respectively.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$12,256	$6,017	$8,537	$6,367
OTC-cleared (1)	1,380	1,054	302	129
Exchange-traded	71	11	11	53
Total gross estimated fair value of derivatives (1)	13,707	7,082	8,850	6,549
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	13,707	7,082	8,850	6,549
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,082)	(4,082)	(4,631)	(4,631)
OTC-cleared	(989)	(989)	(122)	(122)
Exchange-traded	(5)	(5)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(4,153)	(133)	(1,679)	(3)
OTC-cleared	(386)	(62)	(169)	(7)
Exchange-traded	—	(4)	—	(44)
Securities collateral: (5)
OTC-bilateral	(3,768)	(1,700)	(2,105)	(1,464)
OTC-cleared	—	(3)	—	—
Exchange-traded	—	(2)	—	(4)
Net amount after application of master netting agreements and collateral	$324	$102	$139	$269
______________

(1)
At both December 31, 2014 and 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $255 million. At December 31, 2014 and 2013, derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $60 million and $28 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $263 million and $0 at December 31, 2014 and 2013, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2014 and 2013, the Company received excess cash collateral of $87 million (including $36 million off-balance sheet cash collateral held in separate custodial accounts) and $104 million, respectively, and provided excess cash collateral of $192 million and $236 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2014 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2014 and 2013, the Company received excess securities collateral with an estimated fair value of $395 million and $238 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2014 and 2013, the Company provided excess securities collateral with an estimated fair value of $117 million and $66 million, respectively, for its OTC-bilateral derivatives, $199 million and $141 million, respectively, for its OTC-cleared derivatives, and $245 million and $81 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
December 31, 2014
Derivatives subject to credit-contingent provisions	$1,832	$1,750	$131	$5	$7
Derivatives not subject to credit-contingent provisions	84	65	2	—	—
Total	$1,916	$1,815	$133	$5	$7
December 31, 2013
Derivatives subject to credit-contingent provisions	$1,674	$1,530	$—	$27	$34
Derivatives not subject to credit-contingent provisions	20	—	3	—	—
Total	$1,694	$1,530	$3	$27	$34
______________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2014	2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$324	$247
Funds withheld on assumed reinsurance	Other invested assets	53	38
Options embedded in debt or equity securities	Investments	(217)	(145)
Net embedded derivatives within asset host contracts		$160	$140
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs and Future policy benefits	$(1,126)	$(2,296)
Assumed guaranteed minimum benefits	PABs	973	1,262
Funds withheld on ceded reinsurance	Other liabilities	83	60
Other	PABs	24	5
Net embedded derivatives within liability host contracts		$(46)	$(969)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
9. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net derivative gains (losses) (1)	$(321)	$5,104	$1,239
Policyholder benefits and claims	$87	$(139)	$75
______________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $13 million, ($952) million and ($1.7) billion for the years ended December 31, 2014, 2013 and 2012, respectively.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	December 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$99,012	$6,942	$105,954
Foreign corporate	—	55,185	6,490	61,675
U.S. Treasury and agency	36,879	24,637	—	61,516
Foreign government	—	51,355	1,311	52,666
RMBS	—	35,463	4,383	39,846
State and political subdivision	—	15,187	—	15,187
CMBS	—	13,567	765	14,332
ABS	—	12,005	2,244	14,249
Total fixed maturity securities	36,879	306,411	22,135	365,425
Equity securities:
Common stock	1,558	863	95	2,516
Non-redeemable preferred stock	—	865	250	1,115
Total equity securities	1,558	1,728	345	3,631
FVO and trading securities:
Actively Traded Securities	22	627	5	654
FVO general account securities	552	57	95	704
FVO contractholder-directed unit-linked investments	11,064	3,797	455	15,316
FVO securities held by CSEs	—	3	12	15
Total FVO and trading securities	11,638	4,484	567	16,689
Short-term investments (1)	2,104	5,223	336	7,663
Mortgage loans:
Residential mortgage loans — FVO	—	—	308	308
Commercial mortgage loans held by CSEs — FVO	—	280	—	280
Total mortgage loans	—	280	308	588
Other invested assets:
Other investments	203	61	—	264
Derivative assets: (2)
Interest rate	4	8,988	63	9,055
Foreign currency exchange rate	2	2,472	25	2,499
Credit	—	175	14	189
Equity market	65	1,287	357	1,709
Total derivative assets	71	12,922	459	13,452
Total other invested assets	274	12,983	459	13,716
Net embedded derivatives within asset host contracts (3)	—	—	377	377
Separate account assets (4)	83,533	231,539	1,922	316,994
Total assets	$135,986	$562,648	$26,449	$725,083
Liabilities
Derivative liabilities: (2)
Interest rate	$9	$2,347	$—	$2,356
Foreign currency exchange rate	—	2,755	93	2,848
Credit	—	38	2	40
Equity market	2	1,112	664	1,778
Total derivative liabilities	11	6,252	759	7,022
Net embedded derivatives within liability host contracts (3)	—	7	(53)	(46)
Long-term debt of CSEs — FVO	—	138	13	151
Trading liabilities (5)	215	24	—	239
Total liabilities	$226	$6,421	$719	$7,366

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	December 31, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$99,321	$7,148	$106,469
Foreign corporate	—	56,448	6,704	63,152
U.S. Treasury and agency	25,061	20,000	62	45,123
Foreign government	—	52,202	2,235	54,437
RMBS	—	32,098	2,957	35,055
State and political subdivision	—	13,820	10	13,830
CMBS	—	15,578	972	16,550
ABS	—	11,361	4,210	15,571
Total fixed maturity securities	25,061	300,828	24,298	350,187
Equity securities:
Common stock	1,186	990	177	2,353
Non-redeemable preferred stock	—	654	395	1,049
Total equity securities	1,186	1,644	572	3,402
FVO and trading securities:
Actively Traded Securities	2	648	12	662
FVO general account securities	518	80	29	627
FVO contractholder-directed unit-linked investments	10,702	4,806	603	16,111
FVO securities held by CSEs	—	23	—	23
Total FVO and trading securities	11,222	5,557	644	17,423
Short-term investments (1)	5,915	6,943	254	13,112
Mortgage loans:
Residential mortgage loans — FVO	—	—	338	338
Commercial mortgage loans held by CSEs — FVO	—	1,598	—	1,598
Total mortgage loans	—	1,598	338	1,936
Other invested assets:
Other investments	188	71	—	259
Derivative assets: (2)
Interest rate	10	5,557	27	5,594
Foreign currency exchange rate	1	1,280	28	1,309
Credit	—	144	29	173
Equity market	1	1,233	285	1,519
Total derivative assets	12	8,214	369	8,595
Total other invested assets	200	8,285	369	8,854
Net embedded derivatives within asset host contracts (3)	—	—	285	285
Separate account assets (4)	89,960	225,776	1,465	317,201
Total assets	$133,544	$550,631	$28,225	$712,400
Liabilities
Derivative liabilities: (2)
Interest rate	$9	$2,568	$14	$2,591
Foreign currency exchange rate	1	1,971	39	2,011
Credit	—	52	—	52
Equity market	43	1,222	602	1,867
Total derivative liabilities	53	5,813	655	6,521
Net embedded derivatives within liability host contracts (3)	—	4	(973)	(969)
Long-term debt of CSEs — FVO	—	1,427	28	1,455
Trading liabilities (5)	260	2	—	262
Total liabilities	$313	$7,246	$(290)	$7,269
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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within PABs, future policy benefits and other liabilities on the consolidated balance sheets. At December 31, 2014 and 2013, equity securities also included embedded derivatives of ($217) million and ($145) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 12% of the total estimated fair value of Level 3 fixed maturity securities.
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
The estimated fair value of investments in certain separate accounts included in FVO contractholder-directed unit-linked investments, FVO securities held by CSEs, other investments, long-term debt of CSEs — FVO and trading liabilities is determined on a basis consistent with the methodologies described herein for securities.
The valuation of most instruments listed below are determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and foreign corporate securities
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields	•	delta spread adjustments to reflect specific credit-related issues
	•	spreads off benchmark yields	•	credit spreads
	•	new issuances	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	issuer rating
	•	duration	•	independent non-binding broker quotations
	•	trades of identical or comparable securities
	•	Privately-placed securities are valued using the additional key inputs:
• market yield curve
• call provisions
• observable prices and spreads for similar publicly traded or privately traded securities that incorporate the credit quality and industry sector of the issuer
• delta spread adjustments to reflect specific credit-related issues
Foreign government, U.S. Treasury and agency and state and political subdivision securities
	Valuation Techniques: Principally the market approach.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads	•	credit spreads
	•	broker-dealer quotes
	•	comparable securities that are actively traded
	•	reported trades of similar securities, including those that are actively traded, and those within the same sub-sector or with a similar maturity or credit rating
Structured securities comprised of RMBS, CMBS and ABS
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	spreads off benchmark yields
	•	expected prepayment speeds and volumes	•	independent non-binding broker quotations
	•	current and forecasted loss severity
	•	ratings
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates
	•	geographic region
	•	debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type
• payment terms of the underlying assets
• payment priority within the tranche
• structure of the security
• deal performance
• vintage of loans

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Instrument	Level 2	Level 3
Equity Securities
Common and non-redeemable preferred stock
	Valuation Techniques: Principally the market approach.	Valuation Techniques: Principally the market and income approaches.
	Key Input:	Key Inputs:
	• quoted prices in markets that are not considered active	•	credit ratings
		•	issuance structures
		•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
		•	independent non-binding broker quotations
FVO and trading securities, Short-term investments, and Other invested assets
•
FVO and trading securities, short-term investments and other investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and observable inputs used in their valuation are also similar to those described above.
•
FVO and trading securities and short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and unobservable inputs used in their valuation are also similar to those described above.

•
Contractholder-directed unit-linked investments reported within FVO and trading securities include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported NAV provided by the fund managers, which were based on observable inputs.

Mortgage Loans — FVO
Commercial mortgage loans held by CSEs — FVO
	Valuation Techniques: Principally the market approach.	•	N/A
Key Input:
• quoted securitization market price of the obligations of the CSEs determined principally by independent pricing services using observable inputs

Residential mortgage loans — FVO
	• N/A	Valuation Techniques: Principally the market approach, including matrix pricing or other similar techniques.
Key Inputs: Inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data
Separate Account Assets (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
Key Input:
	• quoted prices or reported NAV provided by the fund managers	•	N/A
Other limited partnership interests
	• N/A	Valuation Techniques: Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
		•	liquidity
		•	bid/ask spreads
		•	the performance record of the fund manager
		•	other relevant variables that may impact the exit value of the particular partnership interest
______________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives — Freestanding Derivatives Valuation Techniques and Key Inputs.”

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
Freestanding Derivatives Valuation Techniques and Key Inputs
Level 2
This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3.
Level 3
These valuation methodologies generally use the same inputs as described in the corresponding sections for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curve	•	swap yield curve	•	swap yield curve	•	swap yield curve
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (2)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility
			•	currency volatility (2)
Level 3	•	swap yield curve (1)	•	swap yield curve (1)	•	swap yield curve (1)	•	dividend yield curves (1)
	•	basis curves (1)	•	basis curves (1)	•	credit curves (1)	•	equity volatility (1)
	•	interest rate volatility (1), (2)	•	cross currency basis curves (1)	•	credit spreads	•	correlation between model inputs (2)
			•	currency correlation	•	repurchase rates
			•	currency volatility (2)	•	independent non-binding broker quotations
______________

(1)	Extrapolation beyond the observable limits of the curve(s).

(2)	Option-based only.
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and equity or bond indexed crediting rates within certain funding agreements and annuity contracts. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs and future policy benefits on the consolidated balance sheets.
The Company’s actuarial department calculates the fair value of these embedded derivatives, which are estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2014 and 2013, transfers between Levels 1 and 2 were $160 million and $101 million, respectively.
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
Transfers into Level 3 for fixed maturity securities, FVO and trading securities, and separate account assets were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments or credit spreads.
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

					December 31, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(40)	-	240	46	(10)	-	240	46	Decrease
	•	Market pricing	•	Quoted prices (5)	—	-	750	151	—	-	277	119	Increase
	•	Consensus pricing	•	Offered quotes (5)	31	-	126	99	33	-	145	95	Increase
Foreign government	•	Market pricing	•	Quoted prices (5)	92	-	189	106	64	-	156	100	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	22	-	120	97	10	-	109	98	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	1	-	118	93	69	-	101	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	15	-	110	100	—	-	110	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	56	-	106	102	56	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	278	-	297		248	-	450		Increase (12)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	62	-	2,430		97	-	767		Increase (12)
			•	Correlation (8)	40%	-	55%		38%	-	47%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	100		98	-	101		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	15%	-	27%		13%	-	28%		Increase (12)
			•	Correlation (8)	70%		70%		60%	-	60%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.28%		0%	-	0.14%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.88%		0.04%	-	0.88%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (14)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	40%		(16)
			•	Long-term equity volatilities	7.30%	-	33%		9.14%	-	40%		Increase (17)
			•	Nonperformance risk spread	(0.35)%	-	0.81%		(1.08)%	-	0.83%		Decrease (18)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)	The impact of a decrease in input would have the opposite impact on the estimated fair value. For embedded derivatives, changes are based on liability positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

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

(10)	At both December 31, 2014 and 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$7,148	$6,704	$62	$2,235	$2,957	$10	$972	$4,210
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	10	17	—	111	48	—	2	6
Net investment gains (losses)	(6)	(8)	—	(50)	8	—	(12)	(38)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	358	(5)	—	(110)	81	—	(46)	34
Purchases (3)	1,490	1,438	—	363	1,884	—	269	1,551
Sales (3)	(1,083)	(725)	—	(273)	(612)	—	(236)	(1,168)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	260	266	—	253	46	—	58	45
Transfers out of Level 3 (4)	(1,235)	(1,197)	(62)	(1,218)	(29)	(10)	(242)	(2,396)
Balance at December 31,	$6,942	$6,490	$—	$1,311	$4,383	$—	$765	$2,244
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$7	$15	$—	$12	$48	$—	$2	$2
Net investment gains (losses)	$(7)	$(2)	$—	$—	$(1)	$—	$(12)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$177	$395	$12	$29	$603	—	$254	$338	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	6	2	—	3	20	—
Net investment gains (losses)	13	4	—	—	—	—	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	(83)	3	—	—	—	—	—	—	—
Purchases (3)	30	—	5	—	297	—	335	124	—
Sales (3)	(43)	(58)	(7)	(9)	(467)	(1)	(236)	(120)	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(54)	—
Transfers into Level 3 (4)	1	6	—	69	65	13	—	—	—
Transfers out of Level 3 (4)	—	(100)	(5)	—	(45)	—	(18)	—	—
Balance at December 31,	$95	$250	$5	$95	$455	$12	$336	$308	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$6	$(13)	—	$1	$20	$—
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs - FVO	MSRs (9)	Liability Related to Securitized Reverse Mortgage Loans (9)
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$13	$(11)	$29	$(317)	$1,258	$1,465	$(28)	$—	$—
Total realized/unrealized gains(losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	103	(1)	—	—
Net derivative gains (losses)	14	(76)	(13)	(12)	(260)	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	4	87	—	—	—	—
OCI	95	3	—	3	191	—	—	—	—
Purchases (3)	—	—	—	7	—	657	—	—	—
Sales (3)	—	—	—	—	—	(459)	—	—	—
Issuances (3)	—	—	(4)	—	—	81	—	—	—
Settlements (3)	(59)	16	—	8	(846)	(28)	16	—	—
Transfers into Level 3 (4)	—	—	—	—	—	147	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(44)	—	—	—
Balance at December 31,	$63	$(68)	$12	$(307)	$430	$1,922	$(13)	$—	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$(59)	$(1)	$(11)	$(260)	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$4	$87	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Year Ended December 31, 2013
Balance at January 1,	$7,433	$6,208	$71	$1,814	$2,037	$54	$1,147	$3,656
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	10	9	—	9	31	—	5	8
Net investment gains (losses)	(31)	(33)	—	8	(3)	—	(14)	5
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	(94)	(75)	(3)	(84)	155	(1)	(45)	(70)
Purchases (3)	1,555	1,972	—	734	1,155	—	546	1,870
Sales (3)	(1,178)	(999)	(6)	(128)	(399)	(7)	(450)	(814)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	1,092	310	—	81	56	—	114	33
Transfers out of Level 3 (4)	(1,639)	(688)	—	(199)	(75)	(36)	(331)	(478)
Balance at December 31,	$7,148	$6,704	$62	$2,235	$2,957	$10	$972	$4,210
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$8	$8	$—	$9	$36	$—	$3	$1
Net investment gains (losses)	$(39)	$(3)	$—	$—	$(3)	$—	$(12)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Year Ended December 31, 2013
Balance at January 1,	$190	$419	$6	$32	$937	$—	$429	$—	$49
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	6	(8)	—	3	1	—
Net investment gains (losses)	26	(32)	—	6	—	—	(23)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	—	100	—	—	—	—	17	—	—
Purchases (3)	9	21	9	—	340	—	256	339	—
Sales (3)	(45)	(113)	—	(30)	(608)	—	(427)	(2)	(45)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—	(4)
Transfers into Level 3 (4)	1	—	—	15	235	—	—	—	—
Transfers out of Level 3 (4)	(4)	—	(3)	—	(293)	—	(1)	—	—
Balance at December 31,	$177	$395	$12	$29	$603	$—	$254	$338	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$5	$(1)	$—	$2	$1	$—
Net investment gains (losses)	$(3)	$(20)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs - FVO	MSRs (9)	Liability Related to Securitized Reverse Mortgage Loans (9)
	(In millions)
Year Ended December 31, 2013
Balance at January 1,
Total realized/unrealized gains (losses) included in:	$177	$37	$43	$128	$(3,162)	$1,205	$(44)	$—	$—
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	35	(2)	—	—
Net derivative gains (losses)	(16)	(49)	(12)	(479)	5,041	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	19	(139)	—	—	—	—
OCI	(102)	(1)	—	—	300	—	—	—	—
Purchases (3)	—	—	—	14	—	294	—	—	—
Sales (3)	—	—	—	—	—	(319)	—	—	—
Issuances (3)	—	—	(1)	—	—	72	—	—	—
Settlements (3)	(31)	2	(1)	1	(782)	—	18	—	—
Transfers into Level 3 (4)	—	—	—	—	—	240	—	—	—
Transfers out of Level 3 (4)	(15)	—	—	—	—	(62)	—	—	—
Balance at December 31,	$13	$(11)	$29	$(317)	$1,258	$1,465	$(28)	$—	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$(8)	$(46)	$(10)	$(463)	$5,022	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$19	$(135)	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Year Ended December 31, 2012
Balance at January 1,	$6,784	$4,370	$31	$2,322	$1,602	$53	$753	$1,850
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	14	20	—	14	27	—	8	18
Net investment gains (losses)	4	(78)	—	(3)	(7)	—	(42)	2
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	328	294	—	45	275	3	(4)	(2)
Purchases (3)	1,718	2,654	48	431	952	5	682	2,007
Sales (3)	(1,207)	(855)	(8)	(673)	(704)	(7)	(397)	(177)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	661	186	—	28	161	—	177	6
Transfers out of Level 3 (4)	(869)	(383)	—	(350)	(269)	—	(30)	(48)
Balance at December 31,	$7,433	$6,208	$71	$1,814	$2,037	$54	$1,147	$3,656
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$12	$19	$—	$16	$27	$—	$2	$18
Net investment gains (losses)	$(4)	$(30)	$—	$—	$(4)	$—	$(1)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities					Mortgage Loans
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Mortgage Loans Held- for-sale
	(In millions)
Year Ended December 31, 2012
Balance at January 1,	$281	$438	$—	$23	$1,386	$—	$590	$—	$1,414
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	18	25	—	2	—	—
Net investment gains (losses)	(1)	2	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	(35)
Policyholder benefits and claims	—	—	—	—	—	—	—	—	—
OCI	13	40	—	—	—	—	(26)	—	—
Purchases (3)	99	5	6	—	604	—	425	—	1
Sales (3)	(140)	(66)	—	(9)	(1,040)	—	(559)	—	(1,348)
Issuances (3)	—	—	—	—	—	—	—	—	7
Settlements (3)	—	—	—	—	—	—	—	—	(43)
Transfers into Level 3 (4)	3	—	—	—	—	—	5	—	56
Transfers out of Level 3 (4)	(65)	—	—	—	(38)	—	(8)	—	(3)
Balance at December 31,	$190	$419	$6	$32	$937	$—	$429	$—	$49
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$14	$25	$—	$1	$—	$—
Net investment gains (losses)	$(11)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other revenues	$—	$—	$—	$—	$—	$—	$—	$—	$(29)
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—	$—

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
Year Ended December 31, 2012
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
______________

(1)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities and mortgage loans held-for-sale are included in net investment gains (losses), changes in estimated fair value of mortgage loans -FVO are included in net investment income, and changes in the estimated fair value of mortgage loans held-for-sale and MSRs are included in other revenues. Lapses associated with net embedded derivatives are included in net derivative gains (losses).

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

	Residential Mortgage Loans — FVO		Certain Assets and Liabilities of CSEs (1)
	December 31,		December 31,
	2014	2013	2014	2013
	(In millions)
Assets
Unpaid principal balance	$436	$508	$223	$1,528
Difference between estimated fair value and unpaid principal balance	(128)	(170)	57	70
Carrying value at estimated fair value	$308	$338	$280	$1,598
Loans in non-accrual status	$125	$—	$—	$—
Liabilities
Contractual principal balance			$159	$1,445
Difference between estimated fair value and contractual principal balance			(8)	10
Carrying value at estimated fair value			$151	$1,455
______________

(1)
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

	At December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans: (1)
Held-for-investment	$97	$211	$428	$2	$20	$(11)
Held-for-sale	$—	$3	$319	$—	$—	$(31)
Other limited partnership interests (2)	$147	$77	$54	$(76)	$(46)	$(33)
Goodwill (3)	$—	$—	$—	$—	$—	$(1,868)
Other assets (4)	$—	$—	$32	$—	$—	$(77)
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2014 and 2013 were not significant.

(3)	As discussed in Note 11, in 2012, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit.

(4)	As discussed in Note 5, in 2012, the Company recorded an impairment of VOCRA, which is included in other assets.
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$59,530	$—	$—	$62,554	$62,554
Policy loans	$11,618	$—	$1,647	$12,287	$13,934
Real estate joint ventures	$67	$—	$—	$139	$139
Other limited partnership interests	$704	$—	$—	$906	$906
Other invested assets	$562	$172	$70	$320	$562
Premiums, reinsurance and other receivables	$3,070	$—	$713	$2,444	$3,157
Other assets	$251	$—	$175	$68	$243
Liabilities
PABs	$134,219	$—	$—	$139,359	$139,359
Long-term debt	$16,128	$—	$18,357	$—	$18,357
Collateral financing arrangements	$4,196	$—	$—	$3,961	$3,961
Junior subordinated debt securities	$3,193	$—	$4,173	$—	$4,173
Other liabilities	$2,544	$—	$1,223	$1,323	$2,546
Separate account liabilities	$116,665	$—	$116,665	$—	$116,665

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
11. Goodwill
Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The goodwill impairment process requires a comparison of the estimated fair value of a reporting unit to its carrying value. The Company tests goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all of its reporting units and perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, the Company may use a market multiple valuation approach and a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.
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
For the 2014 annual goodwill impairment tests, the Company utilized the qualitative assessment for five of its six reporting units and determined it was not more than likely that the fair value of any of the reporting units tested using the qualitative assessment was less than its carrying amount, and, therefore no further testing was needed for these reporting units. For the sixth reporting unit (EMEA), the Company prepared a quantitative impairment test, using both the market multiple and discounted cash flow valuation approaches. The Company determined that the fair value of this reporting unit was in excess of its carrying value and, therefore goodwill was not impaired.
As discussed in Note 2, effective January 1, 2015, the Company implemented certain segment reporting changes, which were approved by the chief operating decision maker in the fourth quarter of 2014. As a result, goodwill was re-tested for impairment during the fourth quarter of 2014 using estimated revised carrying amounts of the reporting units. The Company concluded that the fair values of all reporting units were in excess of their carrying value and, therefore, goodwill was not impaired.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
11. Goodwill (continued)

Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other (2)	Total
	(In millions)
Balance at January 1, 2012
Goodwill	$3,125	$138	$900	$501	$5,533	$1,333	$470	$12,000
Accumulated impairment	—	—	—	—	—	—	(65)	(65)
Total goodwill, net	3,125	138	900	501	5,533	1,333	405	11,935
Acquisitions	—	—	—	—	—	1	—	1
Impairments (3)	(1,692)	—	—	—	—	—	(176)	(1,868)
Effect of foreign currency translation and other	—	—	—	26	(146)	5	—	(115)
Balance at December 31, 2012
Goodwill	3,125	138	900	527	5,387	1,339	470	11,886
Accumulated impairment	(1,692)	—	—	—	—	—	(241)	(1,933)
Total goodwill, net	1,433	138	900	527	5,387	1,339	229	9,953
Acquisitions (4)	—	—	—	1,140	—	1	—	1,141
Dispositions	—	—	—	—	—	(8)	—	(8)
Reduction of goodwill (5)	—	—	—	—	—	—	(65)	(65)
Reduction of accumulated impairment (5)	—	—	—	—	—	—	65	65
Effect of foreign currency translation and other	—	—	—	(79)	(489)	24	—	(544)
Balance at December 31, 2013
Goodwill	3,125	138	900	1,588	4,898	1,356	405	12,410
Accumulated impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Total goodwill, net	1,433	138	900	1,588	4,898	1,356	229	10,542
Dispositions (6)	—	—	(60)	—	(3)	(7)	—	(70)
Effect of foreign currency translation and other	—	—	—	(203)	(280)	(117)	—	(600)
Balance at December 31, 2014
Goodwill	3,125	138	840	1,385	4,615	1,232	405	11,740
Accumulated impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Total goodwill, net	$1,433	$138	$840	$1,385	$4,615	$1,232	$229	$9,872
______________

(1)	Includes goodwill of $4.4 billion, $4.7 billion and $5.2 billion from the Japan operations at December 31, 2014, 2013 and 2012, respectively.

(2)
For purposes of goodwill impairment testing in 2014, the balance of $229 million, of net goodwill in Corporate & Other at December 31, 2013 did not change. This balance resulted from goodwill acquired as part of the 2005 Travelers acquisition and was allocated to business units of the Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding segments in the amounts of $34 million, $9 million and $186 million, respectively.

(3)
In connection with the Company’s annual goodwill impairment testing in 2012, the market multiple and discounted cash flow valuation approaches indicated that the fair value of the Retail Annuities reporting unit was below its carrying value. As a result, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was performed. This appraisal resulted in a fair value of the Retail Annuities reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. A further comparison of the implied fair value of its goodwill with the reporting unit’s carrying amount indicated that the entire amount of goodwill associated with the Retail Annuities reporting unit was impaired. Therefore, the Company recorded a non-cash charge of $1.9 billion ($1.6 billion, net of income tax) for the impairment of the entire goodwill balance in the consolidated statements of operations for the year ended December 31, 2012. Of this amount, $1.4 billion was impaired at MetLife, Inc. There was no impact on income taxes.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
11. Goodwill (continued)

(4)	See Note 3 for a discussion of the acquisition of ProVida, which is included in the Latin America segment.

(5)	In connection with the MetLife Bank Divestiture, goodwill and the related accumulated impairment were reduced by $65 million for the year ended December 31, 2013. See Note 3.

(6)
In connection with the sale of MAL, goodwill in the Corporate Benefit Funding reporting unit was reduced by $60 million during the year ended December 31, 2014. See Note 3. This goodwill was allocated to MAL based on the relative fair values of MAL and the remaining portion of the Corporate Benefit Funding reporting unit.

12. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

	Interest Rates (1)		Maturity	December 31,
	Range	Weighted Average		2014	2013
				(In millions)
Senior notes	1.76% - 7.72%	5.23%	2015 - 2044	$15,317	$15,938
Surplus notes	7.63% - 7.88%	7.83%	2015 - 2025	701	701
Other notes	1.34% - 8.00%	4.41%	2015 - 2030	110	531
Capital lease obligations				7	28
Total long-term debt (2)				16,135	17,198
Total short-term debt				100	175
Total				$16,235	$17,373
______________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2014.

(2)	Excludes $151 million and $1.5 billion of long-term debt relating to CSEs — FVO at December 31, 2014 and 2013, respectively. See Note 8.
The aggregate maturities of long-term debt at December 31, 2014 for the next five years and thereafter are $1.2 billion in 2015, $1.3 billion in 2016, $1.0 billion in 2017, $1.0 billion in 2018, $1.0 billion in 2019 and $10.6 billion thereafter.
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
Certain of the Company’s debt instruments and committed facilities, as well as its credit facility, contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at December 31, 2014.
Senior Notes — Senior Debt Securities Underlying Common Equity Units
In November 2010, in connection with the financing of the acquisition of American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”), (collectively “ALICO”), MetLife, Inc. issued to ALICO Holdings LLC (now AM Holdings LLC (“AM Holdings”)) $3.0 billion (estimated fair value of $3.0 billion) of three series of debt securities (the “Series C Debt Securities,” the “Series D Debt Securities,” and the “Series E Debt Securities,” collectively, the “Debt Securities”), which constituted a part of the common equity units more fully described in Note 15.
In October 2014, September 2013 and October 2012, MetLife, Inc. closed the successful remarketing of senior debt securities underlying the common equity units. The Series E Debt Securities were remarketed in September and October 2014 as 1.903% Series E senior debt securities Tranche 1 due December 2017 and 4.721% Series E senior debt securities Tranche 2 due December 2044. The Series D Debt Securities were remarketed in September 2013 as 4.368% senior debt securities due September 2023. The Series C Debt Securities were remarketed in October 2012 as 1.756% Series C senior debt securities Tranche 1 due December 2017 and 3.048% Series C senior debt securities Tranche 2 due December 2022. MetLife, Inc. did not receive any proceeds from the remarketings.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
12. Long-term and Short-term Debt (continued)

Senior Notes — Other Issuances and Repayment
In May 2014, MetLife, Inc. redeemed $200 million aggregate principal amount of its 5.875% senior notes due November 2033 at par.
In April 2014, MetLife, Inc. issued $1.0 billion of senior notes due April 2024 which bear interest at a fixed rate of 3.60%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $5 million of related costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.
In November 2013, MetLife, Inc. issued $1.0 billion of senior notes due in November 2043. The senior notes bear interest at a fixed rate of 4.875%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $10 million of costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.
In August 2012, MetLife, Inc. issued $750 million of senior notes due in August 2042. The senior notes bear interest at a fixed rate of 4.125%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $7 million of related costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.
Advances from the Federal Home Loan Bank of New York
MetLife Bank was a member of the FHLB of NY and, in connection with such membership, entered into advances agreements with the FHLB of NY under which MetLife Bank received cash advances. In January 2012, MetLife Bank discontinued taking advances from the FHLB of NY. In April 2012, MetLife Bank transferred cash to MLIC related to $3.8 billion of outstanding advances which had been included in long-term debt, and MLIC assumed the associated obligations under terms similar to those of the transferred advances by issuing funding agreements for which the liability was included in PABs. During the year ended December 31, 2012, MetLife Bank made repayments totaling $374 million related to long-term borrowings under the advances agreements. There was no long-term debt or short-term debt liability for advances at December 31, 2014 or 2013.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2014	2013
	(In millions)
Commercial paper	$100	$175
Average daily balance	$109	$103
Average days outstanding	69 days	55 days
During the years ended December 31, 2014, 2013 and 2012, the weighted average interest rate on short-term debt was 0.10%, 0.12% and 0.17%, respectively.
Interest Expense
Interest expense related to long-term and short-term debt included in other expenses was $874 million, $854 million and $871 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts do not include interest expense on long-term debt related to CSEs — FVO, collateral financing arrangements, junior subordinated debt securities, or common equity units. See Notes 8, 13 and 14.
Credit and Committed Facilities
At December 31, 2014, the Company maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $12.2 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
12. Long-term and Short-term Debt (continued)

Credit Facilities
Unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees expensed associated with these credit facilities were $12 million, $24 million and $30 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was included in other expenses. Information on the credit facility at December 31, 2014 was as follows:

Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	May 2019	$4,000	$684	$—	$3,316
In May 2014, MetLife, Inc. and MetLife Funding, Inc. entered into a $4.0 billion five-year unsecured credit agreement, which amended and restated both the five-year $3.0 billion and the five-year $1.0 billion unsecured credit agreements in their entireties into a single agreement (the “2014 Five-Year Credit Agreement”). The credit facility made available by the 2014 Five-Year Credit Agreement may be used for general corporate purposes (including in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). All borrowings under the 2014 Five-Year Credit Agreement must be repaid by May 30, 2019, except that letters of credit outstanding on that date may remain outstanding until no later than May 30, 2020. MetLife, Inc. incurred costs of $6 million related to the 2014 Five-Year Credit Agreement, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the 2014 Five-Year Credit Agreement.
Committed Facilities
The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees expensed associated with these committed facilities were $95 million, $103 million and $96 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in other expenses. Information on these committed facilities at December 31, 2014 was as follows:

Account Party/Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and Missouri Reinsurance, Inc.	June 2016 (1)	$490	$490	$—	$—
MetLife, Inc.	June 2018 (2)	520	470	—	50
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2024 (3),(4)	575	350	—	225
MetLife Reinsurance Company of South Carolina and MetLife, Inc.	June 2037 (5)	3,500	—	2,797	703
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2037 (3), (6)	2,896	2,049	—	847
MetLife Reinsurance Company of Vermont and MetLife, Inc.	September 2038 (7)	4,250	3,207	—	1,043
Total		$12,231	$6,566	$2,797	$2,868
______________

(1)	Commencing in December 2015 and extending through March 2016, the capacity will grade down from $490 million to $200 million.

(2)	Commencing in March 2015 and extending through June 2018, the capacity will grade down from $520 million to $200 million.

(3)	MetLife, Inc. is a guarantor under this agreement.

(4)	Commencing in December 2022 and extending through December 2024, the capacity will grade down from $575 million to $515 million.

(5)	The drawdown on this facility is associated with a collateral financing arrangement described more fully in Note 13.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
12. Long-term and Short-term Debt (continued)

(6)
Capacity at December 31, 2014 was $2.2 billion. Capacity grades up to a maximum capacity of $2.9 billion in 2024. Commencing in January 2025 and extending through December 2037, the capacity will grade down from $2.9 billion to $2.0 billion. Unused commitment of $847 million is based on maximum capacity.

(7)
Commencing in April 2028 and extending through September 2038, the capacity will grade down from $4.3 billion to $3.1 billion. MetLife, Inc. is a guarantor of certain letters of credit issued as of December 31, 2014 under this agreement.

13. Collateral Financing Arrangements
Associated with the Closed Block
Information related to the collateral financing arrangement associated with the closed block was as follows at:

	December 31,
	2014	2013
	(In millions)
Surplus notes outstanding (1)	$1,399	$1,399
Receivable from unaffiliated financial institution (1)	$182	$182
Pledged collateral (2)	$53	$23
Assets held in trust (2)	$1,214	$1,662
______________

(1)	Carrying value.

(2)	Estimated fair value.
Interest expense on the collateral financing arrangement was $19 million, $20 million and $26 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in other expenses.
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
Simultaneously with the issuance of the surplus notes, MetLife, Inc. entered into an agreement with the unaffiliated financial institution, under which MetLife, Inc. is entitled to the interest paid by MRC on the surplus notes of three-month LIBOR plus 0.55% in exchange for the payment of three-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. MetLife, Inc. may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments are accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and do not reduce the principal amount outstanding of the surplus notes. Such payments, however, reduce the amount of interest payments due from MetLife, Inc. under the agreement. Any payment received from the unaffiliated financial institution reduces the receivable by an amount equal to such payment and also increases the amount of interest payments due from MetLife, Inc. under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to MetLife, Inc. related to any increase in the estimated fair value of the surplus notes. MetLife, Inc. may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.
In June 2012, following regulatory approval, MRC repurchased and canceled $451 million in aggregate principal amount of the surplus notes. Cumulatively, since December 2007, MRC repurchased and canceled $1.1 billion in aggregate principal amount of the surplus notes. Payments made by the Company in June 2012 associated with the partial repurchase, which also included payments made to the unaffiliated financial institution, totaled $451 million, exclusive of accrued interest on the surplus notes. In connection with the partial repurchase, the amount of the receivable from the unaffiliated financial institution decreased $59 million. No other payments were made by MetLife, Inc. or received from the unaffiliated financial institution during 2014, 2013 and 2012, related to an increase or decrease in the estimated fair value of the surplus notes.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
13. Collateral Financing Arrangements (continued)

A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. During the year ended December 31, 2014, MRC transferred $467 million out of the trust to its general account. No such transfers were made during the years ended December 31, 2013 and 2012. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations.
Associated with Secondary Guarantees
Information related to the collateral financing arrangements associated with secondary guarantees was as follows at:

	December 31,
	2014	2013
	(In millions)
Liability outstanding (1)	$2,797	$2,797
Assets held in trust (2)	$3,471	$3,440
______________

(1)	Carrying value.

(2)	Estimated fair value.
Interest expense on the collateral financing arrangement was $27 million, $28 million and $33 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in other expenses.
In May 2007, MetLife, Inc. and MRSC, a wholly-owned subsidiary of MetLife, Inc., entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with ULSG and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). Proceeds from the collateral financing arrangement were placed in trusts to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trusts are VIEs which are consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trusts. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s balance sheets, with the related income included within net investment income in the Company’s statements of operations. The collateral financing arrangement may be extended by agreement of MetLife, Inc. and the unaffiliated financial institution on each anniversary of the closing.
In connection with the collateral financing arrangement, MetLife, Inc. entered into an agreement with the same unaffiliated financial institution under which MetLife, Inc. is entitled to the return on the investment portfolio held by the trusts established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of three-month LIBOR plus 0.70%, payable quarterly. MetLife, Inc. may also be required to make payments to the unaffiliated financial institution, for deposit into the trusts, related to any decline in the estimated fair value of the assets held by the trusts, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. During 2014, 2013 and 2012, no payments were made or received by MetLife, Inc. Cumulatively, since May 2007, MetLife, Inc. has contributed a total of $680 million as a result of declines in the estimated fair value of the assets in the trusts, all of which was deposited into the trusts.
In addition, MetLife, Inc. may be required to pledge collateral to the unaffiliated financial institution under this agreement. At both December 31, 2014 and 2013, MetLife, Inc. had pledged no collateral under this agreement.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

14. Junior Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities, and exchangeable surplus trust securities which MetLife, Inc. will exchange for junior subordinated debt securities prior to redemption or repayment, were as follows:

							Carrying Value at December 31,
Issuer	Issue Date	Face Value	Interest Rate (2)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (3)	Final Maturity	2014	2013
		(In millions)					(In millions)
MetLife, Inc.	July 2009	$500	10.750%	August 2039	LIBOR + 7.548%	August 2069	$500	$500
MetLife Capital Trust X (1)	April 2008	$750	9.250%	April 2038	LIBOR + 5.540%	April 2068	750	750
MetLife Capital Trust IV (1)	December 2007	$700	7.875%	December 2037	LIBOR + 3.960%	December 2067	695	695
MetLife, Inc.	December 2006	$1,250	6.400%	December 2036	LIBOR + 2.205%	December 2066	1,248	1,248
							$3,193	$3,193
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
Interest expense on outstanding junior subordinated debt securities was $258 million for each of the years ended December 31, 2014, 2013 and 2012, which is included in other expenses.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

15. Common Equity Units
Acquisition of ALICO
In connection with the financing of the acquisition of ALICO in November 2010, MetLife, Inc. issued to AM Holdings 40.0 million common equity units with an aggregate stated amount at issuance of $3.0 billion and an estimated fair value of $3.2 billion. Each common equity unit had an initial stated amount of $75 per unit and initially consisted of: (i) three purchase contracts (the “Series C Purchase Contracts,” the “Series D Purchase Contracts” and the “Series E Purchase Contracts” and, together, the “Purchase Contracts”), obligating the holder to purchase, on a subsequent settlement date, a variable number of shares of MetLife, Inc. common stock, par value $0.01 per share, for a purchase price of $25 ($75 in the aggregate); and (ii) a 1/40 undivided beneficial ownership interest in each of three series of Debt Securities issued by MetLife, Inc., each series of Debt Securities having an aggregate principal amount of $1.0 billion. Distributions on the common equity units were made quarterly, and consisted of contract payments on the Purchase Contracts and interest payments on the Debt Securities, at an aggregate annual rate of 5.00% of the stated amount at any time. The excess of the estimated fair value of the common equity units over the estimated fair value of the Debt Securities (see Note 12), after accounting for the present value of future contract payments recorded in other liabilities, resulted in a net decrease to additional paid-in capital of $69 million, representing the fair value of the Purchase Contracts discussed below. On March 8, 2011, AM Holdings sold, in a public offering, all the common equity units it received as consideration from MetLife in connection with the acquisition of ALICO.
Purchase Contracts
Settlement of the Purchase Contracts of each series occurred upon the successful remarketing of the related series of Debt Securities. On each settlement date subsequent to a successful remarketing, the holder paid $25 per common equity unit and MetLife, Inc. issued to such holder a variable number of shares of its common stock in settlement of the applicable Purchase Contract. The number of shares issued depended on the average of the daily volume-weighted average prices of MetLife, Inc.’s common stock during the 20 trading day periods ending on, and including, the third day prior to the initial scheduled settlement date for each series of Purchase Contracts. All Purchase Contracts have been settled as described in “— Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts.”
Distributions on the Purchase Contracts were made quarterly at an average annual rate of 3.02%. The value of all Purchase Contracts at issuance of $247 million was calculated as the present value of the future contract payments and was recorded in other liabilities with an offsetting decrease in additional paid-in capital. The other liabilities balance was reduced as contract payments were made. Contract payments of $21 million, $48 million and $84 million were made for the years ended December 31, 2014, 2013 and 2012, respectively.
Debt Securities
The Debt Securities are senior, unsecured notes of MetLife, Inc. which, in the aggregate, pay quarterly distributions and are included in long-term debt (see Note 12 for further discussion of terms). Each series of the Debt Securities was remarketed and sold on behalf of participating holders to investors. The proceeds of a remarketing, net of any related fees, were applied on behalf of participating holders who so elected to settle any obligation of the holder to pay cash under the related Purchase Contract on the applicable settlement dates. All Purchase Contracts have been settled as described in “— Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts.”
Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts
In October 2014, September 2013 and October 2012, MetLife, Inc. closed the successful remarketings of senior debt securities underlying the common equity units. The Series E Debt Securities were remarketed in September and October 2014 as 1.903% Series E senior debt securities Tranche 1 due December 2017 and 4.721% Series E senior debt securities Tranche 2 due December 2044. The Series D Debt Securities were remarketed in September 2013 as 4.368% senior debt securities and are due September 2023. The Series C Debt Securities were remarketed as 1.756% Series C senior debt securities Tranche 1 due December 2017 and 3.048% Series C senior debt securities Tranche 2 due December 2022. MetLife, Inc. did not receive any proceeds from the remarketings. Most holders of common equity units used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts provided proceeds to MetLife, Inc. of $1.0 billion in each of October 2014, September 2013 and October 2012 in exchange for shares of MetLife, Inc.’s common stock. In October 2014, September 2013 and October 2012, MetLife, Inc. delivered 22,907,960 shares, 22,679,955 shares and 28,231,956 shares, respectively, of its newly issued common stock to settle the stock purchase contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

16. Equity
Preferred Stock
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Series A and Series B preferred shares was as follows:

			Dividend
Declaration Date	Record Date	Payment Date	Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
November 17, 2014	November 30, 2014	December 15, 2014	$0.253	$7	$0.406	$24
August 15, 2014	August 31, 2014	September 15, 2014	$0.256	6	$0.406	24
May 15, 2014	May 31, 2014	June 16, 2014	$0.256	7	$0.406	24
March 5, 2014	February 28, 2014	March 17, 2014	$0.250	6	$0.406	24
				$26		$96
November 15, 2013	November 30, 2013	December 16, 2013	$0.253	$7	$0.406	$24
August 15, 2013	August 31, 2013	September 16, 2013	$0.256	6	$0.406	24
May 15, 2013	May 31, 2013	June 17, 2013	$0.256	7	$0.406	24
March 5, 2013	February 28, 2013	March 15, 2013	$0.250	6	$0.406	24
				$26		$96
November 15, 2012	November 30, 2012	December 17, 2012	$0.253	$7	$0.406	$24
August 15, 2012	August 31, 2012	September 17, 2012	$0.256	6	$0.406	24
May 15, 2012	May 31, 2012	June 15, 2012	$0.256	7	$0.406	24
March 5, 2012	February 29, 2012	March 15, 2012	$0.253	6	$0.406	24
				$26		$96
See Note 23 for information on subsequent dividends declared.
Common Stock
Issuances
In October 2014, September 2013 and October 2012, MetLife, Inc. issued 22,907,960 new shares, 22,679,955 new shares and 28,231,956 new shares, respectively, of its common stock, each for $1.0 billion. The issuances were made in connection with the settlement of the Series E Purchase Contracts, the Series D Purchase Contracts, and the Series C Purchase Contracts, respectively. See Note 15.
During the years ended December 31, 2014, 2013 and 2012, 5,866,160 new shares, 7,663,446 new shares and 5,497,752 new shares of common stock were issued for $220 million, $250 million and $171 million, respectively, in connection with stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock during any of the years ended December 31, 2014, 2013 and 2012.
Repurchase Authorizations
In December 2014, MetLife, Inc.’s Board of Directors authorized an additional $1.0 billion of common stock repurchases, which began in January 2015, after the completion of repurchases under the prior authorizations. During the year ended December 31, 2014, 18,876,363 shares were repurchased under these repurchase authorizations for $1.0 billion. No shares of common stock were repurchased during the years ended December 31, 2013 and 2012. At December 31, 2014, MetLife, Inc. had $1.3 billion remaining under its common stock repurchase authorizations.
See Note 23 for information on subsequent common stock repurchases.
Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market, including pursuant to the terms of transactions meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”), and in privately negotiated transactions. Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

Dividends
The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)
October 28, 2014	November 7, 2014	December 12, 2014	$0.350	$398
July 7, 2014	August 8, 2014	September 12, 2014	$0.350	395
April 22, 2014	May 9, 2014	June 13, 2014	$0.350	395
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	311
				$1,499

October 22, 2013	November 8, 2013	December 13, 2013	$0.275	$311
June 25, 2013	August 9, 2013	September 13, 2013	$0.275	303
April 23, 2013	May 9, 2013	June 13, 2013	$0.275	302
January 4, 2013	February 6, 2013	March 13, 2013	$0.185	203
				$1,119

October 23, 2012	November 9, 2012	December 14, 2012	$0.740	$811
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
The aggregate number of shares authorized for issuance under the 2005 Stock Plan is 68,000,000, plus those shares available but not utilized under the 2000 Stock Plan and those shares utilized under the 2000 Stock Plan that are recovered due to forfeiture of Stock Options. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of Shares remaining for issuance under that plan by one, and each Share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of Shares remaining for issuance under that plan by 1.179 Shares. At December 31, 2014, the aggregate number of Shares remaining available for issuance pursuant to the 2005 Stock Plan was 18,023,959. Stock Option exercises and other awards settled in Shares are satisfied through the issuance of Shares held in treasury by the Company or by the issuance of new Shares.
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
Description of Plans for Non-Management Directors — General Terms
Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan with reference to Shares) to non-management Directors of MetLife, Inc. The number of Shares authorized for issuance under the 2005 Directors Stock Plan is 2,000,000. There were no Shares carried forward from any prior MetLife, Inc. directors stock plan to the 2005 Directors Stock Plan. At December 31, 2014, the aggregate number of Shares remaining available for issuance pursuant to the 2005 Directors Stock Plan was 1,642,208. Stock Option exercises and other awards settled in Shares are satisfied through the issuance of Shares held in treasury by the Company or by the issuance of new Shares.
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
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation includes compensation expense related to Phantom Stock-Based Awards, and excludes the insignificant compensation expense related to the 2005 Directors Stock Plan. Those components were:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Stock Options and Unit Options	$29	$39	$61
Performance Shares and Units (1)	111	91	80
Restricted Stock Units and Restricted Units	52	45	27
Total compensation expense	$192	$175	$168
Income tax benefit	$67	$61	$59
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

The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2014
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$12	1.54
Performance Shares	$47	1.58
Restricted Stock Units	$56	1.70
Equity Awards
Stock Options
Stock Options are the contingent right of award holders to purchase Shares at a stated price for a limited time. All Stock Options have an exercise price equal to the closing price of a Share reported on the New York Stock Exchange on the date of grant, and have a maximum term of 10 years. The vast majority of Stock Options granted has become or will become exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Stock Options have become or will become exercisable on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2014	29,751,376	$42.56	5.19	$379
Granted	824,323	$50.53
Exercised	(4,197,329)	$37.12
Expired	(136,031)	$57.22
Forfeited	(163,412)	$40.25
Outstanding at December 31, 2014	26,078,927	$43.63	4.67	$312
Vested and expected to vest at December 31, 2014	25,973,890	$43.65	4.59	$311
Exercisable at December 31, 2014	22,564,811	$44.15	4.17	$264
______________

(1)	The aggregate intrinsic value was computed using the closing Share price on December 31, 2014 of $54.09 and December 31, 2013 of $53.92, as applicable.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

The following table presents the weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, used to determine the fair value of Stock Options issued:

	Years Ended December 31,
	2014	2013	2012
Dividend yield	2.18%	2.13%	1.95%
Risk-free rate of return	0.12%-5.07%	0.16%-3.89%	0.21%-4.17%
Expected volatility	33.26%	32.98%	35.59%
Exercise multiple	1.45	1.51	1.58
Post-vesting termination rate	2.93%	3.16%	3.14%
Contractual term (years)	10	10	10
Expected life (years)	6	7	7
Weighted average exercise price of stock options granted	$50.53	$35.96	$37.91
Weighted average fair value of stock options granted	$13.84	$9.88	$11.33
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Total intrinsic value of stock options exercised	$67	$79	$29
Cash received from exercise of stock options	$156	$202	$109
Income tax benefit realized from stock options exercised	$24	$28	$10
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
For the January 1, 2013 – December 31, 2015 and January 1, 2014 – December 31, 2016 performance periods, the vested Performance Shares will be multiplied by a performance factor of 0.00 to 1.75. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its financial plan. The estimated fair value of Performance Shares will be re-measured each quarter until they become payable.
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
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	5,074,140	$42.86	3,328,516	$33.35
Granted	1,183,207	$50.58	1,432,389	$46.20
Forfeited	(194,263)	$45.19	7,795	$35.13
Payable (1)	(1,551,570)	$42.79	(1,264,470)	$36.68
Outstanding at December 31, 2014	4,511,514	$44.85	3,504,230	$38.48
Vested and expected to vest at December 31, 2014	4,477,097	$44.54	3,153,807	$38.49
______________

(1)	Includes both Shares paid and Shares deferred for later payment.
Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the respective performance periods. At December 31, 2014, the three year performance period for the 2012 Performance Share grants was completed, but the performance factor had not yet been calculated. Included in the immediately preceding table are 1,756,783 outstanding Performance Shares to which the 2012 – 2014 performance factor will be applied. The factor will be determined in the second quarter of 2015.
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
Unit Options
Each Unit Option is the contingent right of the holder to receive a cash payment equal to the closing price of a Share on the surrender date, less the closing price on the grant date, if the difference is greater than zero. The vast majority of Unit Options has become or will become eligible for surrender at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Unit Options have become or will become eligible for surrender on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
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
See “— Equity Awards — Performance Shares” for a discussion of the Performance Shares vesting period and award calculation, which is also used for Performance Units.
The following table presents a summary of Liability Awards activity:

	Unit Options	Restricted Units	Performance Units
Outstanding at January 1, 2014	1,221,626	979,522	531,888
Granted	40,181	307,873	209,646
Exercised	(123,293)	—	—
Forfeited	(31,518)	(83,537)	(20,517)
Paid	—	(403,818)	(127,094)
Outstanding at December 31, 2014	1,106,996	800,040	593,923
Vested and expected to vest at December 31, 2014	996,296	720,036	534,531
Statutory Equity and Income
The states of domicile of MetLife, Inc.’s U.S. insurance subsidiaries imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). American Life does not write business in Delaware or any other domestic state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”). Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action RBC for such subsidiaries. The Company’s Combined RBC Ratio was in excess of 400% for all periods presented. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action RBC for all periods presented.
MetLife, Inc.’s foreign insurance operations are regulated by applicable authorities of the countries in which each entity operates and are subject to minimum capital and solvency requirements in those countries before corrective action commences. At December 31, 2014 and 2013, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign insurance operation, was in excess of four times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required capital and surplus of the Company’s other foreign insurance operations was $2.2 billion and the aggregate actual regulatory capital and surplus of such operations was $7.0 billion as of the date of the most recent required capital adequacy calculation for each jurisdiction. Each of those other foreign insurance operations exceeded minimum capital and solvency requirements of their respective countries for all periods presented.
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
The Department of Financial Services issues an annual “Special Considerations” circular letter to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. The Department of Financial Services issued its 2014 Special Considerations letter on October 10, 2014, which was substantially similar to the 2013 letter. The letter mandates the use of certain assumptions in asset adequacy testing. In 2013, MLIC established a three-year grade-in schedule for the amount of LTC reserves required as a result of the new assumptions. In 2014, MLIC established an additional schedule, reflecting current economic conditions, liabilities and assets. The following table summarizes the two schedules of strengthening:

	2013 Schedule	2014 Schedule	Combined Schedule
	(In millions)
2013 Strengthening	$300	N/A	$300
2014 Strengthening	$200	$100	$300
2015 Strengthening (1)	$100	$100	$200
2016 Strengthening (1)	N/A	$100	$100
______________

(1)	The actual 2015 and 2016 amounts may differ from those originally estimated in 2013 and 2014 due to changes in economic conditions, regulations, or policyholder behavior.
MetLife, Inc.’s U.S. insurance subsidiaries have no material state prescribed accounting practices, except for American Life and as described below. American Life calculates its policyholder reserves on insurance written in each foreign jurisdiction in accordance with the reserve standards required by such jurisdiction. American Life is not required to quantify the impact to its statutory capital and surplus as a result of applying this prescribed practice to its branch operations. Additionally, American Life’s insurance subsidiaries are valued based on each respective subsidiary’s underlying local statutory equity, adjusted in a manner consistent with the reporting prescribed for its branch operations. This valuation basis resulted in lower statutory capital and surplus of $2.8 billion for the year ended December 31, 2014 and higher statutory capital and surplus of $20 million for the year ended December 31, 2013 than if the insurance subsidiaries were valued under NAIC guidance.
The Delaware Department of Insurance approved two statutory accounting permitted practices for MetLife USA. For December 31, 2013, MetLife USA applied a U.S. GAAP reserving methodology for certain foreign blocks of business held by Exeter prior to the Mergers. See Note 8. These blocks of business were recaptured by the counterparties prior to the Mergers and are, therefore, not included in MetLife USA’s reserves as of December 31, 2014. In addition, the Delaware Department of Insurance granted permission for MetLife USA not to calculate, record or disclose the effect of this permitted practice on statutory surplus and net income. Additionally, the Delaware Department of Insurance granted approval for MetLife USA to present the statutory conversion of Exeter’s capital and surplus accounts, which have been historically reported under U.S. GAAP, as an adjustment to MetLife USA’s gross paid-in and contributed surplus in a manner similar to a quasi-reorganization for all periods presented. This permitted practice had the effect of decreasing gross paid-in and contributed surplus and increasing unassigned funds for MetLife USA by $4.4 billion for the year ended December 31, 2013 with no net effect on overall capital and surplus.
The tables below present amounts from MetLife, Inc.’s primary insurance subsidiaries, which are derived from the most recent statutory–basis financial statements as filed with the insurance regulators.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2014	2013	2012
		(In millions)
Metropolitan Life Insurance Company	New York	$1,487	$369	$1,320
American Life Insurance Company	Delaware	$(36)	$631	$317
MetLife Insurance Company USA (1)	Delaware	$1,543	$3,358	$848
Metropolitan Property and Casualty Insurance Company	Rhode Island	$291	$282	$235
Metropolitan Tower Life Insurance Company	Delaware	$51	$52	$61
______________

(1)
Statutory net income (loss) for the year ended December 31, 2012 is as filed with the Connecticut Insurance Department by MICC and does not reflect the results of the Mergers. See Note 8 for a discussion on the Mergers.

Statutory capital and surplus was as follows at:

	December 31,
Company	2014	2013
	(In millions)
Metropolitan Life Insurance Company	$12,008	$12,428
American Life Insurance Company	$3,362	$2,711
MetLife Insurance Company USA (1)	$6,042	$3,566
Metropolitan Property and Casualty Insurance Company	$2,388	$2,225
Metropolitan Tower Life Insurance Company	$767	$735
______________

(1)	See Note 8 for a discussion on the Mergers.
As derived from the most recent annual statutory basis financial statements filed with insurance regulators, the aggregate statutory net income and aggregate statutory capital and surplus of the Company’s foreign insurance subsidiaries not owned directly or indirectly by the Company’s primary insurance subsidiaries set forth in the table above was $593 million and $4.1 billion, respectively.
The Company’s domestic captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and ULSG assumed from other MetLife subsidiaries, have no state prescribed accounting practices, except for MetLife Reinsurance Company of Vermont (“MRV”) and MetLife Reinsurance Company of Delaware (“MRD”). MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $6.0 billion and $5.5 billion for the years ended December 31, 2014 and 2013, respectively. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice. MRD, with the explicit permission of the Commissioner of Insurance of the State of Delaware, has included, as admitted assets, the value of letters of credit issued to MRD, which resulted in higher statutory capital and surplus of $75 million and $0 for the years ended December 31, 2014 and 2013, respectively. MRD’s RBC would not have triggered a regulatory event without the use of the state prescribed practice. The statutory net income (loss) of MetLife, Inc.’s domestic captive life reinsurance subsidiaries was ($320) million, ($612) million and ($154) million for the years ended December 2014, 2013 and 2012, respectively, and the statutory capital and surplus, including the aforementioned prescribed practice, was $5.2 billion and $4.3 billion at December 31, 2014 and 2013, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and dividends paid:

	2015	2014		2013
Company	Permitted Without Approval (1)	Paid (2)		Paid (2)
	(In millions)
Metropolitan Life Insurance Company	$1,200	$821	(3)	$1,428
American Life Insurance Company	$—	$—		$—
MetLife Insurance Company USA (4)	$3,056	$155	(5)	$1,000	(6)
Metropolitan Property and Casualty Insurance Company	$239	$200		$100
Metropolitan Tower Life Insurance Company	$102	$73		$109	(7)
MetLife Investors Insurance Company (4)	N/A	N/A		$129
______________

(1)
Reflects dividend amounts that may be paid during 2015 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2015, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)	During December 2014, MLIC distributed shares of an affiliate to MetLife, Inc. as an in-kind dividend of $113 million.

(4)	See Note 8 for a discussion of the Mergers.

(5)
Prior to the Mergers, Exeter paid dividends of $155 million on its preferred stock. In August 2014, MICC redeemed for $1.4 billion and retired 4,595,317 shares of its common stock owned by MetLife Investors Group LLC (“MLIG”). Following the redemption, in August 2014, MLIG paid a dividend of $1.4 billion to MetLife, Inc. MetLife USA did not pay dividends in 2014.

(6)	During the year ended December 31, 2013, MICC paid dividends of $1.0 billion.

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

Under New York State Insurance Law, MLIC is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLIC will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

Under Delaware State Insurance Law, each of American Life, MetLife USA, and MTL is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains). Each of American Life, MetLife USA, and MTL will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
Under the Rhode Island Insurance Code, Metropolitan Property and Casualty Insurance Company (“MPC”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the aggregate amount of all such dividends in any 12 month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) net income, not including realized capital gains, for the immediately preceding calendar year, not including pro rata distributions of MPC’s own securities. In determining whether a dividend is extraordinary, MPC may include carry forward net income from the previous two calendar years, excluding realized capital gains less dividends paid in the second and immediately preceding calendar years. MPC will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance (the “Rhode Island Commissioner”) and the Rhode Island Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. Under the Rhode Island Insurance Code, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of a stock property and casualty insurance company would support the payment of such dividends to its stockholders.
MetLife, Inc.
In addition to regulatory restrictions on the payment of dividends by its subsidiaries to MetLife, Inc., the payment of dividends by MetLife, Inc. to its stockholders is also subject to restrictions. The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on its financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board. In addition, the payment of dividends on MetLife, Inc.’s common stock, and MetLife, Inc.’s ability to repurchase its common stock, may be subject to restrictions described below arising out of (i) regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) as a result of the designation of MetLife, Inc. by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), and (ii) restrictions under the terms of MetLife, Inc.’s preferred stock, and junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress, as described below. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, which are exchangeable at the option of MetLife, Inc., or in the future upon the occurrence of certain events, for junior subordinated debentures, and which contain terms with the same substantive effects described in this discussion as the terms in MetLife’s junior subordinated debentures.
Regulatory Restrictions. On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The Federal Reserve Board proposed a set of prudential standards that would have applied to non-bank SIFIs. The Federal Reserve Board’s proposal contemplated that these standards could be tailored for different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size and any other risk-related factors that the Federal Reserve Board deems appropriate. In February 2014, the Federal Reserve Board implemented certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more and indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. Enhanced prudential and capital standards imposed on MetLife, Inc. as a non-bank SIFI could adversely affect its ability to pay dividends to its stockholders, as well as repurchase its common stock or other securities or engage in other transactions that could affect its capital. MetLife, Inc. has also been designated as a global systemically important insurer by the Financial Stability Board. As such, it could be subject to enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not so designated. These policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. is uncertain.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

“Dividend Stopper” Provisions in the Preferred Stock and Junior Subordinated Debentures. Certain terms of MetLife, Inc.’s preferred stock and junior subordinated debentures (sometimes referred to as “dividend stoppers”) may prevent it from repurchasing its common or preferred stock or paying dividends on its common or preferred stock in certain circumstances. Dividends on the preferred stock are not cumulative. If a dividend is not declared before the dividend payment date, MetLife, Inc. has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on MetLife, Inc.’s common stock — or any other securities ranking junior to the preferred stock — unless the full dividends for the latest completed dividend period on all preferred stock, and any parity stock, have been declared and paid or provided for. Under the junior subordinated debentures, if MetLife, Inc. has not paid in full the accrued interest on its junior subordinated debentures through the most recent interest payment date, it may not repurchase or pay dividends on its common stock or other capital stock (including the preferred stock), subject to certain exceptions. The junior subordinated debentures provide that MetLife may, at its option and provided that certain conditions are met, defer payment of interest without giving rise to an event of default for periods of up to 10 years (although after five years MetLife, Inc. would be obligated to use commercially reasonable efforts to sell equity securities to raise proceeds to pay the interest), with no limitation on the number of deferral periods that MetLife, Inc. may begin, so long as all accrued and unpaid interest is paid with respect to prior deferral periods. If MetLife, Inc. were to elect to defer payments of interest, the “dividend stopper” provisions in the junior subordinated debentures would thus prevent MetLife, Inc. from repurchasing or paying dividends on its common stock or other capital stock (including the preferred stock) during the period of deferral, subject to exceptions.
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
MetLife, Inc. is a party to certain RCCs which limit its ability to eliminate these restrictions through the repayment, redemption or purchase of preferred stock or junior subordinated debentures by requiring MetLife, Inc., subject to certain limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any such repayment, redemption or purchase. See “— Preferred Stock” for a description of such covenants in effect with respect to the preferred stock, and Note 14 for a description of such covenants in effect with respect to junior subordinated debentures.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., net of income tax, was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2011	$7,689	$985	$(648)	$(1,943)	$6,083
OCI before reclassifications	9,321	(262)	(134)	(996)	7,929
Deferred income tax benefit (expense)	(3,457)	92	249	350	(2,766)
OCI before reclassifications, net of income tax	13,553	815	(533)	(2,589)	11,246
Amounts reclassified from AOCI	58	24	—	154	236
Deferred income tax benefit (expense)	(23)	(8)	—	(54)	(85)
Amounts reclassified from AOCI, net of income tax	35	16	—	100	151
Balance at December 31, 2012	13,588	831	(533)	(2,489)	11,397
OCI before reclassifications	(8,487)	(937)	(937)	1,078	(9,283)
Deferred income tax benefit (expense)	2,807	312	(189)	(379)	2,551
OCI before reclassifications, net of income tax	7,908	206	(1,659)	(1,790)	4,665
Amounts reclassified from AOCI	411	36	—	214	661
Deferred income tax benefit (expense)	(136)	(11)	—	(75)	(222)
Amounts reclassified from AOCI, net of income tax	275	25	—	139	439
Balance at December 31, 2013	8,183	231	(1,659)	(1,651)	5,104
OCI before reclassifications	11,197	669	(1,492)	(1,150)	9,224
Deferred income tax benefit (expense)	(3,419)	(261)	(208)	401	(3,487)
OCI before reclassifications, net of income tax	15,961	639	(3,359)	(2,400)	10,841
Amounts reclassified from AOCI	(811)	717	77	180	163
Deferred income tax benefit (expense)	249	(280)	(27)	(63)	(121)
Amounts reclassified from AOCI, net of income tax	(562)	437	50	117	42
Sale of subsidiary (2)	(320)	—	6	—	(314)
Deferred income tax benefit (expense)	80	—	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	—	(234)
Balance at December 31, 2014	$15,159	$1,076	$(3,303)	$(2,283)	$10,649
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
16. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI, was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$603	$344	$(5)	Net investment gains (losses)
Net unrealized investment gains (losses)	67	93	73	Net investment income
Net unrealized investment gains (losses)	141	(26)	(10)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	811	411	58
Income tax (expense) benefit	(249)	(136)	(23)
Net unrealized investment gains (losses), net of income tax	$562	$275	$35
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$42	$20	$1	Net derivative gains (losses)
Interest rate swaps	9	8	4	Net investment income
Interest rate swaps	—	—	(3)	Other expenses
Interest rate forwards	(7)	10	1	Net derivative gains (losses)
Interest rate forwards	4	3	2	Net investment income
Interest rate forwards	2	(1)	(1)	Other expenses
Foreign currency swaps	(768)	(3)	23	Net derivative gains (losses)
Foreign currency swaps	(2)	(3)	(5)	Net investment income
Foreign currency swaps	2	1	1	Other expenses
Credit forwards	1	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(717)	36	24
Income tax (expense) benefit	280	(11)	(8)
Gains (losses) on cash flow hedges, net of income tax	(437)	25	16

Foreign currency translation adjustment	(77)	—	—	Net investment gain (losses)
Income tax (expense) benefit	27	—	—
Foreign translation adjustment, net of income tax	(50)	—	—
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(180)	$283	$252
Amortization of prior service (costs) credit	—	(69)	(98)
Amortization of defined benefit plan items, before income tax	(180)	214	154
Income tax (expense) benefit	63	(75)	(54)
Amortization of defined benefit plan items, net of income tax	$(117)	$139	$100
Total reclassifications, net of income tax	$(42)	$439	$151
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 18.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

17. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Compensation	$4,894	$5,108	$5,562
Pension, postretirement and postemployment benefit costs	473	488	428
Commissions	5,153	5,428	5,909
Volume-related costs	859	842	599
Capitalization of DAC	(4,183)	(4,786)	(5,289)
Amortization of DAC and VOBA	4,132	3,550	4,199
Amortization of negative VOBA	(442)	(579)	(622)
Interest expense on debt	1,216	1,282	1,356
Premium taxes, licenses and fees	801	658	677
Professional services	1,457	1,454	1,664
Rent and related expenses, net of sublease income	361	376	422
Other (1)	2,370	2,781	2,850
Total other expenses	$17,091	$16,602	$17,755
__________________

(1)	See Note 19 for information on the Japan income tax refund included in other expenses for the year ended December 31, 2013.
Capitalization of DAC and Amortization of DAC and VOBA
See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 7 for a description of the DAC amortization impact associated with the closed block.
Interest Expense on Debt
See Notes 12, 13, 14 and 15 for attribution of interest expense by debt issuance. Interest expense on debt includes interest expense related to CSEs. See Note 8.
Restructuring Charges
The Company commenced an enterprise-wide strategic initiative in 2012. This global strategy focuses on leveraging the Company’s scale to improve the value it provides to customers and shareholders in order to reduce costs, enhance revenues, achieve efficiencies and reinvest in its technology, platforms and functionality to improve its current operations and develop new capabilities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
17. Other Expenses (continued)

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Information regarding restructuring charges was as follows:

	Years Ended December 31,
	2014			2013			2012
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance at January 1,	$40	$6	$46	$23	$—	$23	$—	$—	$—
Restructuring charges	83	8	91	99	16	115	141	18	159
Cash payments	(92)	(8)	(100)	(82)	(10)	(92)	(118)	(18)	(136)
Balance at December 31,	$31	$6	$37	$40	$6	$46	$23	$—	$23
Total restructuring charges incurred since inception of initiative	$323	$42	$365	$240	$34	$274	$141	$18	$159
Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2016. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at December 31, 2014.
ALICO Integration-Related Expenses
Integration-related costs were less than $1 million, $138 million and $305 million for the years ended December 31, 2014, 2013 and 2012, respectively. Integration-related costs represent costs directly related to integrating ALICO, including expenses for consulting and the integration of information systems. Such costs have been expensed as incurred and, as the integration of ALICO is an enterprise-wide initiative, these expenses are reported in Corporate & Other. The Company does not expect future ALICO integration-related costs to be material.
18. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Certain subsidiaries sponsor and/or administer various U.S. qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. U.S. pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. At December 31, 2014, the majority of active participants were accruing benefits under the cash balance formula; however, 89% of these subsidiaries’ obligations result from benefits calculated with the traditional formula. The U.S. non-qualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. The non-U.S. pension plans generally provide benefits based upon either years of credited service and earnings preceding-retirement or points earned on job grades and other factors in years of service.
These subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Employees of these subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for one of the subsidiaries may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total costs of postretirement medical benefits. Employees hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

Obligations and Funded Status

	December 31,
	2014				2013
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans (1)	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans (1)	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Change in benefit obligations
Benefit obligations at January 1,	$8,591	$744	$1,834	$41	$9,480	$823	$2,375	$43
Service costs	200	62	14	2	236	67	20	2
Interest costs	437	19	92	2	389	14	92	2
Plan participants’ contributions	—	—	30	—	—	—	30	—
Net actuarial (gains) losses	1,551	56	264	—	(1,050)	34	(551)	(1)
Acquisition, divestitures, settlements and curtailments	(13)	(5)	(6)	1	—	(19)	—	(3)
Change in benefits	(4)	—	(9)	—	—	—	—	—
Benefits paid	(500)	(36)	(109)	(7)	(464)	(41)	(132)	(2)
Effect of foreign currency translation	—	(101)	—	(4)	—	(134)	—	—
Benefit obligations at December 31,	10,262	739	2,110	35	8,591	744	1,834	41
Change in plan assets
Fair value of plan assets at January 1,	7,776	248	1,352	14	7,879	224	1,320	15
Actual return on plan assets	1,084	24	112	—	(22)	34	58	(1)
Acquisition, divestitures and settlements	—	(10)	—	—	—	(19)	—	(3)
Plan participants’ contributions	—	—	30	—	—	—	30	—
Employer contributions	390	60	41	3	383	83	76	5
Benefits paid	(500)	(36)	(109)	(7)	(464)	(41)	(132)	(2)
Effect of foreign currency translation	—	(33)	—	—	—	(33)	—	—
Fair value of plan assets at December 31,	8,750	253	1,426	10	7,776	248	1,352	14
Over (under) funded status at December 31,	$(1,512)	$(486)	$(684)	$(25)	$(815)	$(496)	$(482)	$(27)
Amounts recognized in the consolidated balance sheets
Other assets	$—	$7	$—	$1	$223	$7	$—	$—
Other liabilities	(1,512)	(493)	(684)	(26)	(1,038)	(503)	(482)	(27)
Net amount recognized	$(1,512)	$(486)	$(684)	$(25)	$(815)	$(496)	$(482)	$(27)
AOCI
Net actuarial (gains) losses	$3,034	$59	$422	$3	$2,274	$28	$211	$2
Prior service costs (credit)	(2)	1	(11)	1	18	2	1	1
AOCI, before income tax	$3,032	$60	$411	$4	$2,292	$30	$212	$3
Accumulated benefit obligation	$9,729	$626	N/A	N/A	$8,104	$636	N/A	N/A
_____________

(1)	Includes non-qualified unfunded plans, for which the aggregate PBO was $1.3 billion and $1.0 billion at December 31, 2014 and 2013, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

The aggregate pension accumulated benefit obligation and aggregate fair value of plan assets for pension benefit plans with accumulated benefit obligations in excess of plan assets was as follows at:

	December 31,
	2014		2013
	Pension Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Projected benefit obligations	$1,981	$634	$1,037	$644
Accumulated benefit obligations	$1,789	$573	$927	$579
Fair value of plan assets	$676	$177	$—	$167
Information for pension and other postretirement benefit plans with a PBO in excess of plan assets were as follows at:

	December 31,
	2014				2013
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Projected benefit obligations	$10,241	$703	$2,110	$35	$1,170	$701	$1,834	$41
Fair value of plan assets	$8,719	$212	$1,426	$10	$133	$199	$1,352	$14
Net Periodic Benefit Costs
Net periodic benefit costs are determined using management estimates and actuarial assumptions to derive service costs, interest costs and expected return on plan assets for a particular year. Net periodic benefit costs also includes the applicable amortization of net actuarial (gains) losses and amortization of any prior service costs (credit).
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

Net periodic pension costs and net periodic other postretirement benefit plan costs are comprised of the following:

•	Service Costs — Service costs are the increase in the projected (expected) PBO resulting from benefits payable to employees on service rendered during the current year.

•	Interest Costs — Interest costs are the time value adjustment on the projected (expected) PBO at the end of each year.

•
Settlement and Curtailment Costs — The aggregate amount of net (gains) losses recognized in net periodic benefit costs is due to settlements and curtailments. Settlements result from actions that relieve/eliminate the plan’s responsibility for benefit obligations or risks associated with the obligations or assets used for the settlement. Curtailments result from an event that significantly reduces/eliminates plan participants’ expected years of future services or benefit accruals.

•	Expected Return on Plan Assets — Expected return on plan assets is the assumed return earned by the accumulated pension and other postretirement fund assets in a particular year.

•
Amortization of Net Actuarial (Gains) Losses — Actuarial gains and losses result from differences between the actual experience and the expected experience on pension and other postretirement plan assets or projected (expected) PBO during a particular period. These gains and losses are accumulated and, to the extent they exceed 10% of the greater of the PBO or the fair value of plan assets, the excess is amortized into pension and other postretirement benefit costs over the expected service years of the employees.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2014				2013				2012
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Net periodic benefit costs
Service costs	$200	$62	$14	$2	$236	$67	$20	$2	$224	$75	$21	$1
Interest costs	437	19	92	2	389	14	92	2	406	17	103	2
Settlement and curtailment costs	14	5	2	2	—	(2)	—	1	—	—	—	1
Expected return on plan assets	(475)	(7)	(75)	(1)	(483)	(6)	(75)	(1)	(484)	(6)	(77)	(1)
Amortization of net actuarial (gains) losses	169	—	11	—	228	—	55	—	195	—	57	—
Amortization of prior service costs (credit)	1	—	(1)	—	6	—	(75)	—	6	—	(104)	—
Total net periodic benefit costs (credit)	346	79	43	5	376	73	17	4	347	86	—	3
Other changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gains) losses	929	31	222	1	(545)	1	(533)	1	744	18	234	2
Prior service costs (credit)	(19)	(1)	(13)	—	—	—	—	—	—	(1)	—	(1)
Amortization of net actuarial (gains) losses	(169)	—	(11)	—	(228)	—	(55)	(2)	(195)	—	(57)	—
Amortization of prior service (costs) credit	(1)	—	1	—	(6)	—	75	—	(6)	—	104	—
Total recognized in OCI	740	30	199	1	(779)	1	(513)	(1)	543	17	281	1
Total recognized in net periodic benefit costs and OCI	$1,086	$109	$242	$6	$(403)	$74	$(496)	$3	$890	$103	$281	$4
The estimated net actuarial (gains) losses and prior service costs (credit) for the U.S. pension plans and the U.S. defined benefit other postretirement benefit plans that will be amortized from AOCI into net periodic benefit costs over the next year are $200 million and ($1) million, and $31 million and ($4) million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

Assumptions
Assumptions used in determining benefit obligations were as follows:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans (1)			U.S. Plans	Non-U.S. Plans (1)
December 31, 2014
Weighted average discount rate	4.10%			1.68%			4.10%	5.84%
Rate of compensation increase	2.25%	-	8.50%	2.00%	-	5.50%	N/A	N/A
December 31, 2013
Weighted average discount rate	5.15%			1.94%			5.15%	6.47%
Rate of compensation increase	3.50%	-	7.50%	2.00%	-	5.50%	N/A	N/A
______________

(1)	Reflects those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
Assumptions used in determining net periodic benefit costs were as follows:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans (1)			U.S. Plans	Non-U.S. Plans (1)
Year Ended December 31, 2014
Weighted average discount rate	5.15%			2.06%			5.15%	6.38%
Weighted average expected rate of return on plan assets	6.25%			3.24%			5.70%	7.25%
Rate of compensation increase	3.50%	-	7.50%	2.00%	-	5.50%	N/A	N/A
Year Ended December 31, 2013
Weighted average discount rate	4.20%			1.98%			4.20%	5.01%
Weighted average expected rate of return on plan assets	6.25%			2.07%			5.76%	7.25%
Rate of compensation increase	3.50%	-	7.50%	1.50%	-	5.50%	N/A	N/A
Year Ended December 31, 2012
Weighted average discount rate	4.95%			2.35%			4.95%	5.78%
Weighted average expected rate of return on plan assets	7.00%			3.35%			6.26%	6.54%
Rate of compensation increase	3.50%	-	7.50%	2.00%	-	4.00%	N/A	N/A
______________

(1)	Reflects those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
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
The weighted average expected rate of return on plan assets for the U.S. plans is based on anticipated performance of the various asset sectors in which the plans invest, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the long-term expectations on the performance of the markets. While the precise expected rate of return derived using this approach will fluctuate from year to year, the policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate.

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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2015 is currently anticipated to be 6.24% for U.S. pension benefits and 5.65% for U.S. other postretirement benefits. The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2015 is currently anticipated to be 2.73% for non-U.S. pension benefits and 6.75% for non-U.S. other postretirement benefits.
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2014	2013
Pre-and Post-Medicare eligible claims	6.4% for 2015, gradually decreasing each year for Pre-Medicare until 2094 reaching the ultimate rate of 4.4% and for Post-Medicare until 2089 reaching the ultimate rate of 4.7%	6.4% in 2014, gradually decreasing each year until 2094 reaching the ultimate rate of 4.4% for Pre-Medicare and 4.6% for Post-Medicare.
Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects as of December 31, 2014:

	U.S. Plans		Non-U.S. Plans
	One Percent Increase	One Percent Decrease	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$14	$(11)	$—	$—
Effect of accumulated postretirement benefit obligations	$302	$(245)	$1	$(1)
As of December 31, 2014, the improved mortality rate assumption used for all U.S. pension and postretirement benefit plans is the RP-2000 healthy mortality table projected generationally using 175% of Scale AA. The mortality rate assumption was revised based upon the results of a comprehensive study of MetLife’s demographic experience and reflects the current best estimate of expected mortality rates for MetLife’s participant population. Prior to December 31, 2014, the mortality rate assumption used to value the benefit obligations and net periodic benefit cost for these plans was the RP-2000 healthy mortality table projected generationally using 100% of Scale AA.

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

U.S. Plans
Certain U.S. subsidiaries provide employees with benefits under various Employee Retirement Income Security Act of 1974 (“ERISA”) benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of these U.S. subsidiaries’ qualified pension plans are held in an insurance group annuity contract, and the vast majority of the assets of the postretirement medical plan and backing the retiree life coverage are held in a trust which largely utilizes insurance contracts to hold the assets. All of these contracts are issued by Company insurance affiliates, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity and equity securities, derivatives, real estate, private equity investments and hedge fund investments.
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
The table below summarizes the actual weighted average allocation of the fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2014 for the Invested Plans:

	December 31,
	2014						2013
	Pension		Postretirement Medical		Postretirement Life		Pension	Postretirement Medical	Postretirement Life
	Target	Actual Allocation	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities (1)	75%	69%	70%	71%	—%	—%	64%	67%	—%
Equity securities (2)	12%	15%	30%	27%	—%	—%	23%	32%	—%
Alternative securities (3)	13%	16%	—%	2%	100%	100%	13%	1%	100%
Total assets		100%		100%		100%	100%	100%	100%
______________

(1)
Fixed maturity securities include ABS, collateralized mortgage obligations, corporate, federal agency, foreign bonds, mortgage-backed securities, municipals, preferred stocks, U.S. government bonds and exchange traded funds. Certain prior year amounts have been reclassified from equity securities into fixed maturity securities to conform to the current year presentation.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

The pension and postretirement plan assets measured at estimated fair value on a recurring basis were determined as described in “— Plan Assets.” These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2014
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$2,638	$80	$2,718	$42	$244	$3	$289
U.S. government bonds	1,605	223	—	1,828	169	12	—	181
Foreign bonds	—	718	17	735	—	68	—	68
Federal agencies	—	254	—	254	—	35	—	35
Municipals	—	270	—	270	—	74	—	74
Other (1)	—	188	8	196	—	63	—	63
Total fixed maturity securities	1,605	4,291	105	6,001	211	496	3	710
Equity securities:
Common stock - domestic	951	—	—	951	188	—	—	188
Common stock - foreign	394	—	—	394	80	—	—	80
Total equity securities	1,345	—	—	1,345	268	—	—	268
Other investments	—	24	743	767	—	—	—	—
Short-term investments	189	273	—	462	14	433	—	447
Money market securities	29	56	—	85	—	—	—	—
Derivative assets	11	7	72	90	—	1	—	1
Total assets	$3,179	$4,651	$920	$8,750	$493	$930	$3	$1,426

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

	December 31, 2013
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$2,073	$59	$2,132	$77	$170	$1	$248
U.S. government bonds	924	166	—	1,090	135	5	—	140
Foreign bonds	—	718	11	729	—	63	—	63
Federal agencies	—	292	—	292	—	33	—	33
Municipals	—	219	—	219	55	15	—	70
Other (1)	—	490	19	509	—	54	—	54
Total fixed maturity securities	924	3,958	89	4,971	267	340	1	608
Equity securities:
Common stock - domestic	1,133	22	148	1,303	196	—	—	196
Common stock - foreign	460	—	—	460	102	—	—	102
Total equity securities	1,593	22	148	1,763	298	—	—	298
Other investments	—	—	600	600	—	—	—	—
Short-term investments	53	309	—	362	—	439	—	439
Money market securities	1	12	—	13	4	—	—	4
Derivative assets	17	15	35	67	—	3	—	3
Total assets	$2,588	$4,316	$872	$7,776	$569	$782	$1	$1,352
______________

(1)	Other primarily includes mortgage-backed securities, collateralized mortgage obligations and ABS.
A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities			Equity Securities
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$59	$11	$19	$148	$600	$35
Realized gains (losses)	3	—	—	—	(13)	(16)
Unrealized gains (losses)	—	—	—	—	112	19
Purchases, sales, issuances and settlements, net	11	6	(2)	—	(104)	34
Transfers into and/or out of Level 3	7	—	(9)	(148)	148	—
Balance at December 31,	$80	$17	$8	$—	$743	$72

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Postretirement Benefits
	Fixed Maturity Securities
	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$1	$—	$—	$—
Realized gains (losses)	—	—	—	—
Unrealized gains (losses)	1	—	—	—
Purchases, sales, issuances and settlements, net	1	—	—	—
Transfers into and/or out of Level 3	—	—	—	—
Balance at December 31,	$3	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities			Equity Securities
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets
	(In millions)
Year Ended December 31, 2013
Balance at January 1,	$19	$8	$7	$137	$447	$1
Realized gains (losses)	—	—	—	(1)	—	(3)
Unrealized gains (losses)	(2)	1	—	9	59	(18)
Purchases, sales, issuances and settlements, net	19	(3)	11	3	(62)	55
Transfers into and/or out of Level 3	23	5	1	—	156	—
Balance at December 31,	$59	$11	$19	$148	$600	$35

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Postretirement Benefits
	Fixed Maturity Securities
	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2013
Balance at January 1,	$4	$1	$3	$—
Realized gains (losses)	—	—	(3)	—
Unrealized gains (losses)	—	—	4	—
Purchases, sales, issuances and settlements, net	(3)	(1)	(4)	—
Transfers into and/or out of Level 3	—	—	—	—
Balance at December 31,	$1	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities			Equity Securities
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets
	(In millions)
Year Ended December 31, 2012
Balance at January 1,	$32	$5	$2	$206	$531	$4
Realized gains (losses)	—	—	—	(27)	55	6
Unrealized gains (losses)	(1)	8	—	10	(36)	(7)
Purchases, sales, issuances and settlements, net	(12)	(5)	5	(52)	(103)	(2)
Transfers into and/or out of Level 3	—	—	—	—	—	—
Balance at December 31,	$19	$8	$7	$137	$447	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Postretirement Benefits
	Fixed Maturity Securities
	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2012
Balance at January 1,	$4	$1	$5	$1
Realized gains (losses)	—	—	(2)	2
Unrealized gains (losses)	—	—	2	(2)
Purchases, sales, issuances and settlements, net	—	—	(2)	(1)
Transfers into and/or out of Level 3	—	—	—	—
Balance at December 31,	$4	$1	$3	$—
______________

(1)	Other includes ABS and collateralized mortgage obligations.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

The table below summarizes the actual weighted average allocation of the fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2014 for the plans:

	December 31,
	2014				2013
	Pension		Other Postretirement		Pension	Other Postretirement
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities (1)	74%	61%	100%	100%	50%	100%
Equity securities (2)	19%	23%	—%	—%	33%	—%
Alternative securities (3)	7%	16%	—%	—%	17%	—%
Total assets		100%		100%	100%	100%
______________

(1)	Fixed maturity securities include corporate and foreign bonds.

(2)	Equity securities primarily include common stock of non-U.S. companies.

(3)	Alternative securities include derivative assets, real estate, short-term investments, and other investments.
The pension and postretirement plan assets measured at estimated fair value on a recurring basis were determined as described in “— Plan Assets.” These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2014
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$66	$—	$66	$—	$—	$—	$—
Foreign bonds	—	90	—	90	—	10	—	10
Total fixed maturity securities	—	156	—	156	—	10	—	10
Equity securities:
Common stock - foreign	—	57	—	57	—	—	—	—
Other investments	34	—	—	34	—	—	—	—
Derivative assets	—	—	1	1	—	—	—	—
Real estate	—	—	2	2	—	—	—	—
Short-term investments	—	3	—	3	—	—	—	—
Total assets	$34	$216	$3	$253	$—	$10	$—	$10

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

A rollforward of all pension benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Years Ended December 31,
	2014		2013		2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Derivative Assets	Real Estate	Derivative Assets	Real Estate	Derivative Assets	Real Estate
	(In millions)
Balance at January 1,	$2	$2	$13	$7	$13	$8
Realized gains (losses)	—	—	(2)	(1)	(1)	(1)
Unrealized gains (losses)	(1)	—	3	1	1	—
Purchases, sales, issuances, and settlements, net	—	—	(12)	(5)	—	—
Balance at December 31,	$1	$2	$2	$2	$13	$7
Expected Future Contributions and Benefit Payments
It is the subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2015. The subsidiaries expect to make discretionary contributions to the qualified pension plan of $300 million in 2015. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. non-qualified pension plans are primarily funded from the subsidiaries’ general assets as they become due under the provision of the plans, therefore benefit payments equal employer contributions. The U.S. subsidiaries expect to make contributions of $70 million to fund the benefit payments in 2015.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
18. Employee Benefit Plans (continued)

U.S. and non-U.S. postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the subsidiaries may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The U.S. subsidiaries expect to make contributions of $50 million towards benefit obligations in 2015 to pay postretirement medical claims.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
2015	$490	$32	$81	$4
2016	$507	$36	$81	$3
2017	$531	$37	$84	$3
2018	$544	$40	$87	$3
2019	$565	$48	$92	$3
2020-2024	$3,134	$255	$519	$14
Additional Information
As previously discussed, most of the assets of the U.S. pension benefit plan are held in a group annuity contract issued by the subsidiaries while some of the assets of the U.S. postretirement benefit plans are held in a trust which largely utilizes life insurance contracts issued by the subsidiaries to hold such assets. Total revenues from these contracts recognized in the consolidated statements of operations were $50 million, $49 million and $54 million for the years ended December 31, 2014, 2013 and 2012, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was $1.2 billion, $20 million and $867 million for the years ended December 31, 2014, 2013 and 2012, respectively. The terms of these contracts are consistent in all material respects with those the subsidiaries offer to unaffiliated parties that are similarly situated.
Defined Contribution Plans
Certain subsidiaries sponsor defined contribution plans for substantially all U.S. employees under which a portion of employee contributions are matched. These subsidiaries contributed $77 million, $93 million and $96 million for the years ended December 31, 2014, 2013 and 2012, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

19. Income Tax
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Current:
Federal	$(56)	$85	$(29)
State and local	9	2	6
Foreign	779	422	846
Subtotal	732	509	823
Deferred:
Federal	1,597	(250)	(244)
State and local	(1)	(11)	(1)
Foreign	137	413	(450)
Subtotal	1,733	152	(695)
Provision for income tax expense (benefit)	$2,465	$661	$128

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Income (loss) from continuing operations:
Domestic	$6,043	$1,186	$(1,496)
Foreign	2,761	2,866	2,938
Total	$8,804	$4,052	$1,442
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Tax provision at U.S. statutory rate	$3,081	$1,418	$505
Tax effect of:
Dividend received deduction	(204)	(166)	(162)
Tax-exempt income	(92)	(96)	(94)
Prior year tax	21	75	23
Low income housing tax credits	(209)	(194)	(150)
Other tax credits	(77)	(54)	(28)
Foreign tax rate differential (1),(2)	(118)	(340)	(45)
Change in valuation allowance	(3)	30	15
Goodwill impairment	—	—	408
Deferred tax effects of branch conversions	—	4	(324)
Other, net	66	(16)	(20)
Provision for income tax expense (benefit)	$2,465	$661	$128
______________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
19. Income Tax (continued)

(1)
For the year ended December 31, 2014, foreign tax rate differential includes a one-time tax charge of $54 million related to tax reform in Chile and $45 million related to the repatriation of earnings from Japan, partially offset by a one-time tax benefit of $13 million related to the change in repatriation assumption for foreign earnings of the United Arab Emirates (“UAE”).

(2)
For the year ended December 31, 2013, foreign tax rate differential includes one-time tax benefits of $119 million related to the receipt of a Japan tax refund, $69 million related to the estimated reversal of Japan temporary differences, and $65 million related to the change in repatriation assumptions for foreign earnings of certain European operations.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2014	2013
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$3,022	$2,988
Net operating loss carryforwards	1,293	1,808
Employee benefits	1,068	737
Capital loss carryforwards	26	32
Tax credit carryforwards	1,733	1,653
Litigation-related and government mandated	315	232
Other	831	503
Total gross deferred income tax assets	8,288	7,953
Less: Valuation allowance	224	357
Total net deferred income tax assets	8,064	7,596
Deferred income tax liabilities:
Investments, including derivatives	4,554	2,476
Intangibles	1,877	1,997
Net unrealized investment gains	7,971	4,510
DAC	5,153	5,103
Other	330	153
Total deferred income tax liabilities	19,885	14,239
Net deferred income tax asset (liability)	$(11,821)	$(6,643)
See Note 1 for information regarding new guidance adopted by the Company related to the presentation of an unrecognized tax benefit.
Certain deferred income tax amounts at December 31, 2013 have been reclassified to conform to the current year presentation.  The reclassification did not result in a change to the prior year net deferred income tax asset (liability) balance. The significant impacts include deferred income tax asset for policyholder liabilities and receivables and the deferred income tax liability for investments, including derivatives, which increased by $2.0 billion and $2.5 billion, respectively.  Additionally, the deferred income tax liability for net unrealized investment gains decreased by $373 million.  The reclassifications resulted from a comprehensive review in the current year of the tax effects between the book and tax bases of assets and liabilities, primarily with respect to recently restructured foreign operations.  The Company believes the effects of these reclassifications are immaterial to the prior periods.
The Company also has recorded a valuation allowance benefit of $3 million related to certain state and foreign net operating loss carryforwards. In addition, a $33 million reduction was related to foreign currency movement and a $97 million reduction was recorded as a balance sheet reclassification with other deferred tax assets. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign and state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
19. Income Tax (continued)

The following table sets forth the domestic, state, and foreign net operating loss carryforwards and the domestic capital loss carryforwards for tax purposes at December 31, 2014.

	Net Operating Loss Carryforwards			Capital Loss Carryforwards
	Domestic	State	Foreign	Domestic
	(In millions)
Expiration
2015-2019	—	32	202	42
2020-2024	1	46	10	—
2025-2029	488	54	19	—
2030-2034	2,777	7	—	—
Indefinite	—	—	799	—
	$3,266	$139	$1,030	$42
The following table sets forth the general business credit, foreign tax credit, and other credit carryforwards for tax purposes at December 31, 2014.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration
2015-2019	—	—	—
2020-2024	—	923	—
2025-2029	4	—	—
2030-2034	863	—	—
Indefinite	—	—	176
	$867	$923	$176
In December 2012, the Tokyo District Court ruled in favor of the Japan branch of American Life in a tax case related to the deduction of unrealized foreign exchange losses on certain securities held by American Life prior to its acquisition by MetLife. During the first quarter of 2013, American Life received a refund of ¥16 billion ($176 million) related to income tax, interest and penalties. Under the indemnification provisions of the stock purchase agreement dated March 7, 2010, as amended, by and among MetLife, Inc., American International Group, Inc. (“AIG”) and AM Holdings, MetLife, Inc. has remitted the refund to AIG, net of certain amounts it can retain as a counter claim. The receipt of the refund, net of obligations to AIG with related foreign currency exchange impact and corresponding U.S. tax effects, resulted in a net charge of $16 million in the consolidated statements of operations for the year ended December 31, 2013, which was comprised of a $154 million charge included in other expenses, a $19 million gain included in other net investment gains (losses) and a $119 million benefit included in provision for income tax expense (benefit).
The Company has not provided U.S. deferred taxes on cumulative earnings of certain non-U.S. affiliates that have been reinvested indefinitely. These earnings relate to ongoing operations and have been reinvested in active non-U.S. business operations. The Company does not intend to repatriate these earnings to fund U.S. operations. Deferred taxes are provided for earnings of non-U.S. affiliates when the Company plans to remit those earnings. At December 31, 2014, the Company had not made a provision for U.S. taxes on approximately $4.2 billion of the excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
The Company considers the earnings of Japan, Argentina and the Middle East (excluding the UAE and Turkey) to be available for repatriation. Earnings from the remaining foreign countries are considered to be permanently reinvested. In 2014 and 2013, the Company changed its repatriation assumptions related to the UAE and certain of its European operations, respectively, and now considers these foreign earnings to be permanently reinvested.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
19. Income Tax (continued)

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2007, except for 2000 through 2006 where the IRS disallowance relates predominantly to certain tax credits claimed and the Company continues to protest. In material foreign jurisdictions, the Company is no longer subject to income tax examination for years prior to 2009.
During June 2014, the IRS concluded its audit of the Company’s tax returns for the years 2003 through 2006 and issued a Revenue Agent’s report. The Company agreed with certain tax adjustments and filed a protest in July 2014 for other tax adjustments. Management believes it has established adequate tax liabilities and final resolution of the audit for the years 2003 through 2006 is not expected to have a material impact on the Company’s financial statements.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$774	$708	$679
Additions for tax positions of prior years	74	117	105
Reductions for tax positions of prior years	(88)	(37)	(82)
Additions for tax positions of current year	23	39	32
Reductions for tax positions of current year	—	(1)	(9)
Settlements with tax authorities	(4)	(52)	(15)
Lapses of statutes of limitations	—	—	(2)
Balance at December 31,	$779	$774	$708
Unrecognized tax benefits that, if recognized would impact the effective rate	$690	$661	$566
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Interest recognized in the consolidated statements of operations	$26	$20	$2

		December 31,
		2014	2013
		(In millions)
Interest included in other liabilities in the consolidated balance sheets		$283	$257
The Company had insignificant penalties for the years ended December 31, 2014 and 2013. The Company had no penalties for the year ended December 31, 2012.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
19. Income Tax (continued)

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2014 and 2013, the Company recognized an income tax benefit of $234 million and $164 million, respectively, related to the separate account DRD. The 2014 benefit included a benefit of $38 million related to a true-up of the 2013 tax return. The 2013 benefit included a benefit of $6 million related to a true-up of the 2012 tax return.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

20. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Years Ended December 31,
	2014	2013	2012
	(In millions, except share and per share data)
Weighted Average Shares
Weighted average common stock outstanding for basic earnings per common share	1,128,671,410	1,105,579,693	1,070,755,561
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	2,928,570	1,164,018	—
Exercise or issuance of stock-based awards	10,863,468	9,458,999	6,084,078
Weighted average common stock outstanding for diluted earnings per common share	1,142,463,448	1,116,202,710	1,076,839,639
Income (Loss) from Continuing Operations
Income (loss) from continuing operations, net of income tax	$6,339	$3,391	$1,314
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	27	25	38
Less: Preferred stock dividends	122	122	122
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$6,190	$3,244	$1,154
Basic	$5.48	$2.94	$1.08
Diluted	$5.42	$2.91	$1.08
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations, net of income tax	$(3)	$2	$48
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(3)	$2	$48
Basic	$—	$—	$0.04
Diluted	$—	$—	$0.04
Net Income (Loss)
Net income (loss)	$6,336	$3,393	$1,362
Less: Net income (loss) attributable to noncontrolling interests	27	25	38
Less: Preferred stock dividends	122	122	122
Net income (loss) available to MetLife, Inc.’s common shareholders	$6,187	$3,246	$1,202
Basic	$5.48	$2.94	$1.12
Diluted	$5.42	$2.91	$1.12
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2014. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $390 million.
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
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2014	2013	2012
	(In millions, except number of claims)
Asbestos personal injury claims at year end	68,460	67,983	65,812
Number of new claims during the year	4,636	5,898	5,303
Settlement payments during the year (1)	$46.0	$37.0	$36.4
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through December 31, 2014. The frequency and severity of claims relating to asbestos have increased, and MLIC has reflected this in its provisions. Accordingly, MLIC increased its recorded liability for asbestos-related claims to $690 million at December 31, 2014.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission (“SEC”); federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”), as well as from local and national regulators and government authorities in countries outside the United States where MetLife conducts business, seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.
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
In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for HUD regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. Under a February 25, 2015 agreement resolving this investigation, MLHL agreed to pay $123.5 million and the U.S. Department of Justice released MLHL from False Claims Act liability for FHA claims filed through August 25, 2014. The Company previously accrued the full amount of the settlement payment in its consolidated financial statements.

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
New York Licensing Inquiry
The Company entered into a consent order with the Department of Financial Services to resolve its inquiry into whether American Life and DelAm conducted business in New York without a license and whether representatives acting on behalf of those companies solicited, sold or negotiated insurance products in New York without a license. The Company entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. Pursuant to these agreements, in the first quarter of 2014, the Company paid $50 million to the Department of Financial Services and $10 million to the District Attorney, New York County. The Department of Financial Services consent order allows certain activities in New York related to American Life and other entities to continue through June 30, 2015. The Company is seeking legislation to allow for such activities to continue beyond that date. The Company is continuing to cooperate with the New York State Office of the Attorney General Taxpayer Protection Bureau as to its inquiry concerning American Life’s and DelAm’s New York State tax filings.
Sales Practices Regulatory Matters
Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife USA, New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”), and broker-dealer, MetLife Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation
On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MLI-USA, NELICO, MICC and GALIC, respectively. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has appealed the dismissal order.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
21. Contingencies, Commitments and Guarantees (continued)

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a second amended complaint alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Act of 1933 (“Securities Act”), as well as the Exchange Act and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.
City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (N.D. Alabama, filed in state court on July 5, 2012 and removed to federal court on August 3, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. Defendants removed this action to federal court, and plaintiff has moved to remand the action to state court. The magistrate judge recommended granting the motion to remand to state court and the defendants have objected to that recommendation. The defendants intend to defend this action vigorously.
Derivative Actions and Demands
Seeking to sue derivatively on behalf of MetLife, Inc., two shareholders commenced separate actions in federal court against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. Plaintiffs allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The two actions (Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012) and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012)) have been consolidated and stayed pending further order of the court. The defendants intend to continue to defend these actions vigorously.
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
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
This putative class action lawsuit alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the putative class. MLIC moved to dismiss the complaint and intends to defend this action vigorously.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
21. Contingencies, Commitments and Guarantees (continued)

Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On August 8, 2014, the court denied the parties’ motion for summary judgment. The court has not yet set a new trial date.
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
C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla. 2013); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014).
Plaintiffs filed these lawsuits against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The C-Mart and Cadenasso cases were voluntarily dismissed. In the Fauley case, the court in Illinois preliminarily approved a settlement under which MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and the date of the preliminary approval in August 2014. The Fauley court also certified a nationwide settlement class and will hold a final approval hearing.
Robainas v. Metropolitan Life Ins. Co. and MetLife, Inc. (S.D.N.Y., December 16, 2014); International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Insurance Co. (E.D.N.Y., February 2, 2015).
Plaintiffs filed these putative class action lawsuits on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by MLIC from 2009 through 2014 (the “Policies”). The complaints allege that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. MetLife intends to defend these actions vigorously.
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015).
MetLife, Inc. filed this action in federal court seeking to overturn the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
21. Contingencies, Commitments and Guarantees (continued)

Sales Practices Claims
Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2014	2013
	(In millions)
Other Assets:
Premium tax offset for future undiscounted assessments	$50	$60
Premium tax offsets currently available for paid assessments	84	69
Receivable for reimbursement of paid assessments (1)	—	5
	$134	$134
Other Liabilities:
Insolvency assessments	$73	$93
______________

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
21. Contingencies, Commitments and Guarantees (continued)

Commitments
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space, information technology, aircrafts, automobiles, and other equipment. Future minimum gross rental payments relating to these lease arrangements are as follows:

Amount
(In millions)
2015	$308
2016	247
2017	190
2018	165
2019	130
Thereafter	731
Total	$1,771
Total minimum rentals to be received in the future under non-cancelable subleases are $112 million as of December 31, 2014. Operating lease expense was $347 million, $372 million and $380 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $3.4 billion at December 31, 2014 and 2013, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $5.3 billion at both December 31, 2014 and 2013.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)
21. Contingencies, Commitments and Guarantees (continued)

The Company’s recorded liabilities were $4 million and $5 million at December 31, 2014 and 2013, respectively, for indemnities, guarantees and commitments.
22. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2014 and 2013 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2014
Total revenues	$17,085	$18,266	$18,846	$19,119
Total expenses	$15,259	$16,316	$15,894	$17,043
Income (loss) from continuing operations, net of income tax	$1,342	$1,376	$2,094	$1,527
Income (loss) from discontinued operations, net of income tax	$(3)	$—	$—	$—
Net income (loss)	$1,339	$1,376	$2,094	$1,527
Less: Net income (loss) attributable to noncontrolling interests	$11	$10	$—	$6
Net income (loss) attributable to MetLife, Inc.	$1,328	$1,366	$2,094	$1,521
Less: Preferred stock dividends	$30	$31	$30	$31
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,298	$1,335	$2,064	$1,490
Basic earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1.15	$1.18	$1.83	$1.31
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$1.18	$1.21	$1.86	$1.34
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.15	$1.18	$1.83	$1.31
Diluted earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1.14	$1.17	$1.81	$1.30
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$1.16	$1.20	$1.84	$1.33
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.14	$1.17	$1.81	$1.30
2013
Total revenues	$17,683	$15,721	$16,337	$18,458
Total expenses	$16,436	$15,160	$15,361	$17,190
Income (loss) from continuing operations, net of income tax	$995	$508	$973	$915
Income (loss) from discontinued operations, net of income tax	$(3)	$2	$2	$1
Net income (loss)	$992	$510	$975	$916
Less: Net income (loss) attributable to noncontrolling interests	$6	$8	$3	$8
Net income (loss) attributable to MetLife, Inc.	$986	$502	$972	$908
Less: Preferred stock dividends	$30	$31	$30	$31
Net income (loss) available to MetLife, Inc.’s common shareholders	$956	$471	$942	$877
Basic earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.87	$0.43	$0.85	$0.78
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$0.90	$0.46	$0.88	$0.81
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.87	$0.43	$0.85	$0.78
Diluted earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$0.87	$0.43	$0.84	$0.77
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$0.89	$0.45	$0.87	$0.80
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.87	$0.43	$0.84	$0.77

MetLife, Inc.
Notes to the Consolidated Financial Statements — (Continued)

23. Subsequent Events
Common Stock Repurchases
In 2015, through February 23, 2015, MetLife, Inc. repurchased 15,081,322 shares of its common stock in the open market for $739 million.
Dividends
Preferred Stock
On February 18, 2015, MetLife, Inc. announced dividends of $0.250 per share, for a total of $6 million, on its Series A preferred shares, and $0.406 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 5, 2015. Both dividends will be payable March 16, 2015 to shareholders of record as of February 28, 2015.
Common Stock
On January 6, 2015, MetLife, Inc.’s Board of Directors declared a first quarter 2015 common stock dividend of $0.35 per share payable on March 13, 2015 to shareholders of record as of February 6, 2015. The Company estimates the aggregate dividend payment to be $394 million.

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2014
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$54,654	$61,516	$61,516
Foreign government securities	47,327	52,666	52,666
Public utilities	26,229	29,640	29,640
State and political subdivision securities	12,922	15,187	15,187
All other corporate bonds	126,128	136,247	136,247
Total bonds	267,260	295,256	295,256
Mortgage-backed and asset-backed securities	65,947	68,427	68,427
Redeemable preferred stock	1,573	1,742	1,742
Total fixed maturity securities	334,780	365,425	365,425
Fair value option and trading securities	15,355	16,689	16,689
Equity securities:
Common stock:
Industrial, miscellaneous and all other	1,805	2,276	2,276
Banks, trust and insurance companies	185	240	240
Non-redeemable preferred stock	1,086	1,115	1,115
Total equity securities	3,076	3,631	3,631
Mortgage loans held-for-investment	60,118		60,118
Policy loans	11,618		11,618
Real estate and real estate joint ventures	10,205		10,205
Real estate acquired in satisfaction of debt	320		320
Other limited partnership interests	8,085		8,085
Short-term investments	8,621		8,621
Other invested assets	21,283		21,283
Total investments	$473,461		$505,995
______________

(1)
The Company’s FVO and trading securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds and, to a lesser extent, short-term investments and cash and cash equivalents. Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2014 and 2013
(In millions, except share and per share data)

	2014	2013
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $5,037 and $4,497, respectively)	$5,088	$4,531
Short-term investments, principally at estimated fair value	378	560
Other invested assets, at estimated fair value	1,336	557
Total investments	6,802	5,648
Cash and cash equivalents	443	648
Accrued investment income	46	40
Investment in subsidiaries	88,152	76,871
Loans to subsidiaries	1,709	2,333
Other assets	1,406	1,677
Total assets	$98,558	$87,217
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under securities loaned and other transactions	$349	$85
Long-term debt — unaffiliated	15,317	15,938
Long-term debt — affiliated	3,600	3,600
Collateral financing arrangements	2,797	2,797
Junior subordinated debt securities	1,748	1,748
Payables to subsidiaries	459	13
Other liabilities	2,235	1,483
Total liabilities	26,505	25,664
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,153,998,144 and 1,125,224,024 shares issued at December 31, 2014 and December 31, 2013 respectively; 1,131,927,894 and 1,122,030,137 shares outstanding at December 31, 2014 and December 31, 2013 respectively	12	11
Additional paid-in capital	30,543	29,277
Retained earnings	32,020	27,332
Treasury stock, at cost; 22,070,250 and 3,193,887 shares at December 31, 2014 and December 31, 2013 respectively	(1,172)	(172)
Accumulated other comprehensive income (loss)	10,649	5,104
Total stockholders’ equity	72,053	61,553
Total liabilities and stockholders’ equity	$98,558	$87,217
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Condensed Statements of Operations
Revenues
Equity in earnings of subsidiaries	$6,907	$4,163	$3,444
Net investment income	371	304	94
Other revenues	128	155	159
Net investment gains (losses)	(287)	(80)	29
Net derivative gains (losses)	165	(99)	(259)
Total revenues	7,284	4,443	3,467
Expenses
Interest expense	1,151	1,122	985
Goodwill impairment	—	—	1,384
Other expenses	197	373	167
Total expenses	1,348	1,495	2,536
Income (loss) before provision for income tax	5,936	2,948	931
Provision for income tax expense (benefit)	(373)	(420)	(393)
Net income (loss)	6,309	3,368	1,324
Less: Preferred stock dividends	122	122	122
Net income (loss) available to common shareholders	$6,187	$3,246	$1,202
Comprehensive income (loss)	$11,854	$(2,925)	$6,638
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$6,309	$3,368	$1,324
Earnings of subsidiaries	(6,907)	(4,163)	(3,444)
Dividends from subsidiaries	2,388	2,734	3,177
Goodwill impairment	—	—	1,384
Other, net	825	(74)	177
Net cash provided by (used in) operating activities	2,615	1,865	2,618
Cash flows from investing activities
Sales of fixed maturity securities	6,611	5,108	5,645
Purchases of fixed maturity securities	(7,181)	(4,795)	(6,200)
Sales of equity securities	—	13	2
Cash received in connection with freestanding derivatives	438	424	197
Cash paid in connection with freestanding derivatives	(281)	(465)	(203)
Sales of businesses	7	17	—
Expense paid on behalf of subsidiaries	(54)	(85)	(80)
Receipts on loans to subsidiaries	832	645	175
Issuances of loans to subsidiaries	(370)	(1,942)	(175)
Redemption of preferred stock of subsidiary	—	300	—
Returns of capital from subsidiaries	—	267	9
Capital contributions to subsidiaries	(1,262)	(748)	(1,223)
Net change in short-term investments	182	(265)	372
Other, net	101	(49)	(48)
Net cash provided by (used in) investing activities	(977)	(1,575)	(1,529)
Cash flows from financing activities
Net change in payables for collateral under securities loaned and other transactions	264	85	(1,180)
Long-term debt issued	1,000	994	750
Long-term debt repaid	(1,550)	(750)	(797)
Cash received (paid) in connection with collateral financing arrangements	—	—	(44)
Common stock issued, net of issuance costs	1,000	1,000	1,000
Treasury stock acquired in connection with share repurchases	(1,000)	—	—
Dividends on preferred stock	(122)	(122)	(122)
Dividends on common stock	(1,499)	(1,119)	(811)
Other, net	64	82	(6)
Net cash provided by (used in) financing activities	(1,843)	170	(1,210)
Change in cash and cash equivalents	(205)	460	(121)
Cash and cash equivalents, beginning of year	648	188	309
Cash and cash equivalents, end of year	$443	$648	$188

MetLife, Inc.
Schedule II
Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$1,138	$1,100	$937
Income tax
Amounts paid to (received from) subsidiaries, net	$(1,247)	$69	$24
Income tax paid (received) by MetLife, Inc., net	385	—	—
Total income tax, net	$(862)	$69	$24
Non-cash transactions:
Dividends from subsidiaries	$81	$32	$203
Returns of capital from subsidiaries	$6,308	$—	$356
Capital contributions to subsidiaries	$6,388	$121	$559
Payables to subsidiaries for future capital contributions	$445	$—	$—
Assumption of long-term debt from subsidiary	$—	$—	$2,000
Investment in preferred stock of subsidiary	$—	$—	$2,000
Issuance of long-term debt to subsidiary	$—	$350	$750
Issuance of loan to subsidiary	$—	$350	$750
Allocation of interest expense to subsidiary	$27	$28	$33
Allocation of interest income to subsidiary	$65	$68	$76

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
The preparation of these condensed unconsolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ from these estimates.
2. Investment in Subsidiaries
In December 2014, MetLife, Inc. accrued $350 million and $95 million in capital contributions payable to MRV and MRD, respectively, which were included in payables to subsidiaries at December 31, 2014. The payables were settled for cash in February 2015. See Note 6.
In 2014, in connection with the Mergers, MetLife, Inc. recorded $5.7 billion in non-cash returns of capital from subsidiaries, including $2.0 billion of Exeter’s preferred stock (discussed below), and correspondingly recorded $5.7 billion of non-cash capital contributions to subsidiaries. See Note 8 of the Notes to the Consolidated Financial Statements for a discussion of the Mergers.
During 2012, MetLife, Inc. assumed debt from Exeter as described in Note 5, in exchange for $2.0 billion of preferred stock of Exeter. In September 2012, MetLife, Inc. subscribed to 75,000 shares of Exeter’s Series A Non-Cumulative Perpetual Preferred Shares which bore an annual rate of 7.69% that was payable semi-annually. In December 2012, MetLife, Inc. subscribed to 125,000 shares of Exeter’s Series B Non-Cumulative Perpetual Preferred Shares which bore an annual rate of 7.75% that was payable semi-annually. In November 2014, upon the consummation of the Mergers, the $2.0 billion of outstanding preferred stock of Exeter was canceled. Consequently, MetLife, Inc.’s preferred capital stock investment was added to its common capital stock investment in MetLife USA.
3. Loans to Subsidiaries
MetLife, Inc. lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Payments of interest and principal on surplus notes of regulated subsidiaries, which are subordinate to all other obligations of the issuing company, may be made only with the prior approval of the insurance department of the state of domicile.
In December 2014, American Life issued a $100 million surplus note to MetLife, Inc. The surplus note bears interest at a fixed rate of 3.17%, payable semi-annually and matures in June 2020.
In August 2014, American Life issued a $120 million short-term note to MetLife, Inc. which was repaid in December 2014. In February 2014, American Life issued a $150 million short-term note to MetLife, Inc. which was repaid in June 2014. Both short-term notes bore interest at six-month LIBOR plus 0.875%.
In December 2013, MRD issued a $350 million surplus note to MetLife, Inc. due December 2033. The surplus note bears interest at a fixed rate of 6.00% payable semi-annually. MetLife, Inc. issued a $350 million senior note to MRD in exchange for the surplus note (see Note 4).
In July 2013, MetLife Ireland Treasury Limited (“MITL”) borrowed the Chilean peso equivalent of $1.5 billion from MetLife, Inc., which is due July 2023. The loan bears interest at a fixed rate of 8.5%, payable annually. In each of December 2014, June 2014, and December 2013, MITL made a payment of the Chilean peso equivalent of $493 million, $69 million and $245 million, respectively. At December 31, 2014, the remaining balance on the loan was $509 million.
In December 2012, MRD issued a $750 million surplus note to MetLife, Inc. due September 2032. The surplus note bears interest at a fixed rate of 5.13% payable semi-annually. MetLife, Inc. issued a $750 million senior note to MRD in exchange for the surplus note (see Note 4).
Interest income earned on loans to subsidiaries of $155 million, $103 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively, is included in net investment income.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

4. Long-term Debt
Long-term debt outstanding was as follows:

	Interest Rates (1)			December 31,
	Range	Weighted Average	Maturity	2014	2013
				(In millions)
Senior notes — unaffiliated	1.76% - 7.72%	5.23%	2015 - 2044	$15,317	$15,938
Senior notes — affiliated	3.54% - 7.44%	5.16%	2016 - 2033	3,100	3,100
Other affiliated debt	0.93% - 0.95%	0.94%	2015 - 2016	500	500
Total				$18,917	$19,538
______________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2014.
See Note 12 of the Notes to the Consolidated Financial Statements for information about the issuances of senior notes - unaffiliated.
The aggregate maturities of long-term debt at December 31, 2014 for the next five years and thereafter are $1.3 billion in 2015, $1.7 billion in 2016, $1.0 billion in 2017, $1.0 billion in 2018, $1.8 billion in 2019 and $12.1 billion thereafter.
Senior Notes – Affiliated
In December 2013, MetLife, Inc. issued a $350 million senior note to MRD due December 2033. The senior note bears interest at a fixed rate of 5.10%, payable semi-annually. MRD issued a $350 million surplus note to MetLife, Inc. in exchange for the senior note.
In December 2012, Exeter reassigned $1.25 billion of its affiliated senior notes to MetLife, Inc. These senior notes included (i) a $250 million senior note maturing on September 30, 2016 and bearing interest at a fixed rate of 7.44%, payable semi-annually, (ii) a $500 million senior note maturing on July 15, 2021 and bearing interest at a fixed rate of 5.64%, payable semi-annually, and (iii) a $500 million senior note maturing on December 16, 2021 and bearing interest at a fixed rate of 5.86%, payable semi-annually. MetLife, Inc. received, in exchange for the assumption of this affiliated debt, $1.25 billion of preferred stock of Exeter. In November 2014, upon the consummation of the Mergers, the outstanding preferred stock of Exeter was canceled. Consequently, MetLife, Inc.’s preferred capital stock investment was added to its common capital stock investment in MetLife USA.
In December 2012, MetLife, Inc. issued a $750 million senior note to MRD due September 30, 2032. The senior note bears interest at a fixed rate of 4.21%, payable semi-annually. MRD issued a $750 million surplus note to MetLife, Inc. in exchange for the senior note.
In September 2012, Exeter reassigned $750 million of its affiliated senior notes to MetLife, Inc. MetLife, Inc. received, in exchange for the assumption of this affiliated debt, $750 million of preferred stock of Exeter. In November 2014, upon the consummation of the Mergers, the outstanding preferred stock of Exeter was canceled. Consequently, MetLife, Inc.’s preferred capital stock investment was added to its common capital stock investment in MetLife USA. On September 30, 2012, $250 million of the assumed senior notes matured and, subsequently, in October 2012, MetLife, Inc. issued a $250 million senior note to MLIC. The $250 million senior note matures in October 2019 and bears interest at a fixed rate of 3.57%, payable semi-annually. The remaining $500 million senior note matured and, subsequently, in June 2014, MetLife, Inc. issued a new $500 million senior note to MLIC. The $500 million senior note matures in June 2019 and bears interest at a fixed rate of 3.54%, payable semi-annually.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)
4. Long-term Debt (continued)

Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Long-term debt — unaffiliated	$809	$790	$779
Long-term debt — affiliated	173	163	28
Collateral financing arrangements	35	35	42
Junior subordinated debt securities	134	134	134
Stock purchase contracts	—	—	2
Total	$1,151	$1,122	$985
See Note 13 and 14 of the Notes to the Consolidated Financial Statements for information about the collateral financing arrangements and junior subordinated debt securities.
5. Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.
In October 2013, MetLife, Inc. guaranteed two 2.47% two-year notes totaling $500 million issued by Exeter to its affiliates, MICC and MLI-USA. In November 2014, upon consummation of the Mergers, the notes were canceled. Consequently, the related MetLife, Inc. guarantee is no longer in effect.
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
In July 2012, in connection with an operating agreement with the Office of the Comptroller of the Currency (“OCC”) governing MetLife Bank operations during its wind-down process, MetLife Bank and MetLife, Inc. entered into a capital support agreement with the OCC and MetLife, Inc. and MetLife Bank entered into an indemnification and capital maintenance agreement under which agreements MetLife, Inc. provided financial and other support to MetLife Bank to ensure that MetLife Bank could wind down its operations in a safe and sound manner. Pursuant to the agreements, MetLife, Inc. was required to ensure that MetLife Bank meets or exceeds certain minimum capital and liquidity requirements and make indemnification payments to MetLife Bank in connection with MetLife Bank’s obligation under the April 2011 consent decree between MetLife Bank and the OCC. During the years ended December 31, 2013 and 2012, MetLife, Inc. invested $21 million and $34 million, respectively, in cash in MetLife Bank in connection with these agreements. On August 30, 2013, MetLife Bank merged with and into MLHL, with MLHL as the surviving, non-bank entity. The obligations of MetLife, Inc. and MetLife Bank under the capital support agreement with the OCC and the obligations of MetLife, Inc. under the indemnification and capital maintenance agreement ceased in all material respects upon the merger of MetLife Bank with and into MLHL.
MetLife, Inc., in connection with MRD’s reinsurance of certain universal life and term life risks, entered into capital maintenance agreements pursuant to which MetLife, Inc. agreed, without limitation as to amount, to cause the first and second protected cells of MRD to maintain total adjusted capital equal to or greater than 200% of each such protected cell’s company action level RBC, as defined in state insurance statutes. In addition, MetLife, Inc. expects to enter into an agreement with the Delaware Department of Insurance to increase such capital maintenance threshold to 300% of each such protected cell’s company action level RBC, in the event of specified downgrades in the senior unsecured debt ratings of MetLife, Inc.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)
5. Support Agreements (continued)

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
Prior to the sale in April 2011 of its 50% interest in Mitsui Sumitomo MetLife Insurance Co., Ltd. (“MSI MetLife”) to a third party, MetLife, Inc. guaranteed the obligations of its subsidiary, Exeter, under a reinsurance agreement with MSI MetLife, under which Exeter reinsured variable annuity business written by MSI MetLife. This guarantee remained in place following the April 2011 disposition of MetLife, Inc.’s interest in MSI MetLife, now known as Mitsui Sumitomo Primary Life Insurance Company Limited (“Mitsui”). In November 2014, in order to remove foreign reinsurance risks from Exeter prior to the Mergers, Mitsui recaptured this business from Exeter and then reinsured it with MetLife Reinsurance Company of Bermuda, Ltd. (“MrB”), a Bermuda insurance affiliate and an indirect, wholly-owned subsidiary of MetLife, Inc. The MetLife, Inc. guarantee of Exeter’s former reinsurance obligations to Mitsui was replaced by a MetLife, Inc. guarantee of MrB’s reinsurance obligations to Mitsui.
MetLife, Inc. had guaranteed the obligations of Exeter in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which Exeter reinsured the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL. In November 2014, in order to remove foreign reinsurance risks from Exeter prior to the Mergers, MEL recaptured this business from Exeter and then reinsured it with MrB. The MetLife, Inc. guarantee of Exeter’s former reinsurance obligations to MEL was replaced by a MetLife, Inc. guarantee of MrB’s reinsurance obligations to MEL.
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
MetLife, Inc., in connection with the collateral financing arrangement associated with MRSC’s reinsurance of ULSG, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain the greater of capital and surplus of $250,000 or total adjusted capital in an amount that is equal to or greater than 100% of authorized control level RBC, as defined in South Carolina state insurance statutes. See Note 13 of the Notes to the Consolidated Financial Statements.
MetLife, Inc. has a net worth maintenance agreement with its insurance subsidiary, First MetLife Investors Insurance Company (“First MetLife”). Under this agreement, as amended, MetLife, Inc. agreed, without limitation as to the amount, to cause First MetLife to have capital and surplus of $10 million, total adjusted capital in an amount that is equal to or greater than 150% of the company action level RBC, as defined by applicable state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. A similar net worth maintenance agreement between MetLife, Inc. and its former subsidiary, MLIIC, was terminated in accordance with its terms following the Mergers.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)
5. Support Agreements (continued)

MetLife, Inc. guarantees obligations arising from derivatives of the following subsidiaries: MrB, MetLife International Holdings, Inc. and MetLife Worldwide Holdings, Inc. Prior to the Mergers, MetLife, Inc. guaranteed obligations arising from derivatives of Exeter. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2014 and 2013, derivative transactions with positive mark-to-market values (in-the-money) were $499 million and $568 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $102 million and $734 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $96 million and $651 million at December 31, 2014 and 2013, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $6 million and $83 million at December 31, 2014 and 2013, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 12 of the Notes to the Consolidated Financial Statements.
6. Subsequent Events
On February 24, 2015, MetLife, Inc. settled, in cash, $445 million in payables to subsidiaries (see Note 2).

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2014, 2013 and 2012
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2014
Retail	$11,963	$77,648	$62,319	$615	$923	$774
Group, Voluntary & Worksite Benefits	377	22,023	8,305	—	1,023	—
Corporate Benefit Funding	111	50,935	64,505	—	—	42
Latin America	1,991	9,055	6,425	—	551	651
Asia	8,217	33,711	52,772	61	1,711	924
EMEA	1,709	6,514	14,006	8	54	313
Corporate & Other	74	7,277	962	—	10	—
Total	$24,442	$207,163	$209,294	$684	$4,272	$2,704
2013
Retail	$12,882	$73,953	$62,733	$601	$918	$860
Group, Voluntary & Worksite Benefits	382	20,946	8,575	—	886	—
Corporate Benefit Funding	99	50,548	62,043	—	—	32
Latin America	2,201	8,985	7,177	—	499	678
Asia	9,077	35,863	57,203	65	1,895	1,035
EMEA	2,039	7,704	13,953	9	196	260
Corporate & Other	26	6,928	1,201	—	9	—
Total	$26,706	$204,927	$212,885	$675	$4,403	$2,865
2012
Retail	$11,500	$74,887	$67,023	$610	$873	$911
Group, Voluntary & Worksite Benefits	382	21,078	8,918	—	852	—
Corporate Benefit Funding	96	53,542	63,523	—	—	39
Latin America	1,231	8,856	7,199	—	428	627
Asia	9,554	39,061	64,003	65	1,554	831
EMEA	1,998	7,521	12,679	53	215	270
Corporate & Other	—	6,697	2,476	—	9	—
Total	$24,761	$211,642	$225,821	$728	$3,931	$2,678
______________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (Continued)
December 31, 2014, 2013 and 2012
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (2)
2014
Retail	$12,731	$7,496	$11,329	$1,610	$4,990
Group, Voluntary & Worksite Benefits	16,695	1,677	15,053	149	2,428
Corporate Benefit Funding	2,996	5,813	6,357	19	509
Latin America	4,209	1,385	3,439	321	1,273
Asia	9,270	3,249	7,748	1,394	1,720
EMEA	2,832	1,318	1,978	626	1,140
Corporate & Other	280	215	141	13	2,275
Total	$49,013	$21,153	$46,045	$4,132	$14,335
2013
Retail	$11,783	$7,427	$11,460	$850	$5,006
Group, Voluntary & Worksite Benefits	15,938	1,684	14,381	140	2,241
Corporate Benefit Funding	3,106	5,826	6,604	23	505
Latin America	3,820	1,326	2,793	310	1,182
Asia	9,525	4,335	9,200	1,527	1,825
EMEA	2,698	1,164	1,743	699	1,035
Corporate & Other	255	470	105	1	2,517
Total	$47,125	$22,232	$46,286	$3,550	$14,311
2012
Retail	$11,411	$7,275	$11,247	$1,603	$4,941
Group, Voluntary & Worksite Benefits	15,456	1,628	13,858	133	2,215
Corporate Benefit Funding	3,462	5,789	7,105	22	457
Latin America	3,438	1,354	3,014	228	1,047
Asia	9,835	3,421	8,246	1,567	1,933
EMEA	2,718	1,348	2,088	644	1,060
Corporate & Other	211	1,169	158	2	3,272
Total	$46,531	$21,984	$45,716	$4,199	$14,925
______________

(1)	See Note 2 of the Notes to the Consolidated Financial Statements for discussion of the MAL divestiture.

(2)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2014, 2013 and 2012
(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2014
Life insurance in-force	$4,572,115	$719,154	$649,032	$4,501,993	14.4%
Insurance premium
Life insurance (1)	$23,575	$2,034	$1,224	$22,765	5.4%
Accident & health insurance	13,015	340	239	12,914	1.9%
Property and casualty insurance	3,459	80	9	3,388	0.3%
Total insurance premium	$40,049	$2,454	$1,472	$39,067	3.8%
2013
Life insurance in-force	$4,517,797	$763,754	$607,591	$4,361,634	13.9%
Insurance premium
Life insurance (1)	$22,206	$1,862	$1,269	$21,613	5.9%
Accident & health insurance	12,957	333	196	12,820	1.5%
Property and casualty insurance	3,313	79	7	3,241	0.2%
Total insurance premium	$38,476	$2,274	$1,472	$37,674	3.9%
2012
Life insurance in-force	$4,432,178	$761,993	$594,062	$4,264,247	13.9%
Insurance premium
Life insurance (1)	$22,006	$1,550	$1,268	$21,724	5.8%
Accident & health insurance	13,567	605	211	13,173	1.6%
Property and casualty insurance	3,146	77	9	3,078	0.3%
Total insurance premium	$38,719	$2,232	$1,488	$37,975	3.9%
______________

(1)	Includes annuities.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2014 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting at December 31, 2014.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2014. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 179.
Report of the Company’s Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on their audit of the effectiveness of internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MetLife, Inc.
New York, New York
We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2015

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance — Board and Committee Information” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2015, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2014 (the “2015 Proxy Statement”).
The information called for by this Item pertaining to Executive Officers appears in “Business — Executive Officers” in this Annual Report on Form 10-K and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.
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
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Board and Committee Information,” “Corporate Governance — Director Compensation in 2014,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2014,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “Option Exercises and Stock Vested in 2014,” “Pension Benefits at 2014 Fiscal Year-End,” “Nonqualified Deferred Compensation at 2014 Fiscal Year-End” and “Potential Payments upon Termination or Change-in-Control at 2014 Fiscal Year-End” in the 2015 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of shares of MetLife, Inc.’s common stock (“Shares”) is incorporated herein by reference to the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2015 Proxy Statement.
The following table provides information, at December 31, 2014, regarding MetLife, Inc.’s equity compensation plans:
Equity Compensation Plan Information at December 31, 2014

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(4)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	40,091,744	$43.63	19,666,167
Equity compensation plans not approved by security holders	None	—	None
Total	40,091,744	$43.63	19,666,167
______________

(1)
Includes the MetLife, Inc. 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”) and the MetLife, Inc. 2000 Directors Stock Plan (“2000 Directors Stock Plan”), each of which was approved by MLIC, the sole shareholder of MetLife at the time of approval. The policyholders of MLIC entitled to vote on its plan of reorganization (the “Plan of Reorganization”) approved the Plan of Reorganization, which included both the 2000 Stock Incentive Plan and the 2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of Shares available for issuance under each plan. Also includes the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock and Incentive Plan”) and the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”), which were approved by MetLife, Inc. security holders.

(2)	Column (a) reflects the following items outstanding as of December 31, 2014:

Stock Options	26,078,927
Restricted Stock Units	3,504,230
Performance Shares (assuming future payout at maximum performance factor)	8,334,345
Deferred Shares	2,174,242
Shares that will or may be issued	40,091,744
Stock Options were awarded under the 2000 Stock Incentive Plan and 2005 Stock and Incentive Plan. Restricted Stock Units and Performance Shares were awarded under the 2005 Stock and Incentive Plan.
The maximum performance factor for Performance Shares granted in 2012 is 200%. The maximum performance factor for Performance Shares granted in 2013 and 2014 is 175%. The number of Performance Shares outstanding as of December 31, 2014 at target (100%) performance factor was 4,511,514.
Deferred Shares are Shares that have become payable from awards under any plan, but that remain unpaid because payment has been deferred.
For a general description of how the number of Shares paid out on account of Performance Shares and Restricted Stock Units is determined, and the vesting periods applicable to Performance Shares and Restricted Stock Units, see Note 16 of the Notes to the Consolidated Financial Statements.

(3)
Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2014, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(4)	Column (c) reflects the following items outstanding as of December 31, 2014:

Shares authorized under the 2000 Stock Incentive Plan that were either (i) not covered by awards or (ii) recovered by forfeiture of awards (note: Share awards to Directors under the 2000 Directors Stock Plan were made under a separate Share authorization that neither reduce the number of Shares available for awards under any other plan, nor are available for awards under any other plan)	13,379,774
Shares originally available for issuance under the 2005 Stock and Incentive Plan	68,000,000
Shares originally available for issuance under the 2005 Directors Stock Plan	2,000,000
Less: Shares issued under the 2005 Stock and Incentive Plan and the 2005 Director Stock Plan since their effective date (April 15, 2005) or from previously Deferred Shares, calculated using the Full-Value Share Award Factor, as explained below, as applicable	(21,113,569)
Less: Shares that will or may be issued for outstanding Stock Options from column (a)	(26,078,927)
Less: Shares that will or may be issued for outstanding Restricted Stock Units, Performance Shares (assuming future payout at maximum performance factor), or Deferred Shares from column (a), multiplied by Full-Value Share Award Factor, as explained below	(16,521,111)
Shares remaining available for future issuance under the 2005 Stock and Incentive Plan and 2005 Director Stock Plan or a successor to either plan	19,666,167
Each Share that will or may be issued in connection with awards granted under the 2005 Stock and Incentive Plan other than Stock Options or Stock Appreciation Rights (such as Shares payable on account of Performance Shares or Restricted Stock Units) reduces the number of Shares remaining for issuance under that plan, or a successor plan, by 1.179 (the “Full-Value Share Award Factor”). Each Share that will or may be issued in connection with a Stock Option or Stock Appreciation Right granted under the 2005 Stock and Incentive Plan reduces the number of Shares remaining for issuance under the 2005 Stock and Incentive Plan, or a successor plan, by 1.0.

Under both the 2005 Stock and Incentive Plan and the 2005 Director Stock Plan, in the event of a corporate event or transaction (including, but not limited to, a change in the Shares or the capitalization of MetLife) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of MetLife, combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of MetLife, or any similar corporate event or transaction, the appropriate committee of the Board of Directors of MetLife, in order to prevent dilution or enlargement of participants’ rights under the applicable plan, shall in its sole discretion substitute or adjust, as applicable, the number and kind of Shares that may be issued under that plan and shall adjust the number and kind of Shares subject to outstanding awards. Any Shares related to awards under either plan which: (i) terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of Shares; (ii) are settled in cash either in lieu of Shares or otherwise; or (iii) are exchanged with the appropriate committee’s permission for awards not involving Shares, are available again for grant under the applicable plan. If the option price of any Stock Option granted under either plan or the tax withholding requirements with respect to any award granted under either plan is satisfied by tendering Shares to MetLife (by either actual delivery or by attestation), or if a Stock Appreciation Right is exercised, only the number of Shares issued, net of the Shares tendered, if any, will be deemed delivered for purposes of determining the maximum number of Shares available for issuance under that plan. The maximum number of Shares available for issuance under either plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional Shares or credited as additional Restricted Stock, Restricted Stock Units, or Stock-Based Awards.
For a description of the kinds of awards that may be made under the 2005 Stock and Incentive Plan and 2005 Director Stock Plan, see Note 16 of the Notes to the Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Procedures for Reviewing Related Person Transactions,” “Corporate Governance — Related Person Transactions” and “Corporate Governance — Board and Committee Information — Composition and Independence of the Board of Directors” in the 2015 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the section entitled “Proposal 3 — Ratification of Appointment of the Independent Auditor” in the 2015 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 178.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 178.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 26, 2015

METLIFE, INC.

By	/s/ Steven A. Kandarian
Name: Steven A. Kandarian
Title: Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	February 26, 2015
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	February 26, 2015
Carlos M. Gutierrez

/s/ R. Glenn Hubbard	Director	February 26, 2015
R. Glenn Hubbard

/s/ John M. Keane	Director	February 26, 2015
John M. Keane

/s/ Alfred F. Kelly, Jr.	Director	February 26, 2015
Alfred F. Kelly, Jr.

Director
Edward J. Kelly, III

/s/ William E. Kennard	Director	February 26, 2015
William E. Kennard

/s/ James M. Kilts	Director	February 26, 2015
James M. Kilts

Director
Catherine R. Kinney

/s/ Denise M. Morrison	Director	February 26, 2015
Denise M. Morrison

/s/ Kenton J. Sicchitano	Director	February 26, 2015
Kenton J. Sicchitano

/s/ Lulu C. Wang	Director	February 26, 2015
Lulu C. Wang

Signature	Title	Date

/s/ Steven A. Kandarian	Chairman of the Board, President and	February 26, 2015
Steven A. Kandarian	Chief Executive Officer (Principal Executive Officer)

/s/ John C. R. Hele	Executive Vice President and	February 26, 2015
John C. R. Hele	Chief Financial Officer (Principal Financial Officer)

/s/ Peter M. Carlson	Executive Vice President and	February 26, 2015
Peter M. Carlson	Chief Accounting Officer (Principal Accounting Officer)

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

10.1	MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010).*

10.2	Separation Agreement, Waiver and General Release, dated August 17, 2009, between Lisa M. Weber and MetLife Group, Inc.*

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

10.16
Settlement Agreement and General Release, dated April 2, 2014, between MetLife Group, Inc. and Beth Hirschhorn. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)*

10.17	Sign-On Letter, dated December 9, 2014, from MetLife, Inc. to Esther Lee.*

10.18	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).*

10.19	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.17 to the 2012 Annual Report).*

10.20
Management Stock Option Agreement under the MetLife, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”))*

10.21	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).*

10.22	MetLife, Inc. 2000 Directors Stock Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.20 to the 2012 Annual Report).*

10.23	Form of Director Stock Option Agreement under the MetLife, Inc. 2000 Directors Stock Plan. (Incorporated by reference to Exhibit 10.21 to the 2013 Annual Report).*

10.24	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the "2005 SIC Plan").*

Exhibit No.	Description
10.25	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005.*

10.26	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.24 to the 2012 Annual Report). *

10.27	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.25 to the 2012 Annual Report).*

10.28	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009).*

10.29	Form of Management Stock Option Agreement under the 2005 SIC Plan.*

10.30
Form of Stock Option Agreement under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.9 to MetLife, Inc.'s Current Report on Form 8-K dated February 15, 2013 (the "February 15, 2013 Form 8-K")).*

10.31
Form of Stock Option Agreement (Three-Year "Cliff" Exercisability) under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.10 to the February 15, 2013 Form 8-K).*

10.32	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.30 to the 2012 Annual Report).*

10.33	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 15, 2009).*

10.34	Form of Restricted Stock Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.4 to the February 15, 2013 Form 8-K).*

10.35
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

10.37	Clarification of Management Performance Share Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.29 to the 2010 Annual Report).*

10.38	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.30 to the 2010 Annual Report).*

10.39	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007). (Incorporated by reference to Exhibit 10.35 to the 2011 Annual Report).*

10.40	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.38 to the 2012 Annual Report).*

10.41	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.39 to the 2012 Annual Report).*

10.42	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.40 to the 2012 Annual Report).*

10.43	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.41 to the 2012 Annual Report).*

10.44	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective January 27, 2009). (Incorporated by reference to Exhibit 10.42 to the 2013 Annual Report).*

10.45	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 24, 2009).*

10.46	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 15, 2009).*

10.47	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 21, 2010).*

10.48
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 17, 2010).*

10.49	Form of Performance Share Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.1 to the February 15, 2013 Form 8-K).*

10.50
Amended and Restated 2010-2011 Long Term Incentive Plan for Employees of ALICO, including 2010-2011 Alico LTI Performance Measures and Goals (effective November 1, 2010). (Incorporated by reference to Exhibit 10.45 to the 2011 Annual Report).*

10.51
MetLife International Performance Unit Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.46 to the 2011 Annual Report).*

10.52
Form of Performance Unit Agreement under the MetLife International Performance Unit Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.47 to the 2011 Annual Report).*

Exhibit No.	Description

10.53	MetLife International Performance Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.2 to the February 15, 2013 Form 8-K).*

10.54	Form of Performance Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.3 to the February 15, 2013 Form 8-K).*

10.55	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.48 to the 2011 Annual Report).*

10.56	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.49 to the 2011 Annual Report).*

10.57	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012). (Incorporated by reference to Exhibit 10.11 to the February 15, 2013 Form 8-K).*

10.58	Form of Unit Option Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.12 to the February 15, 2013 Form 8-K).*

10.59	Form of Unit Option Agreement (Three-Year "Cliff" Exercisability) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.13 to the February 15, 2013 Form 8-K).*

10.60	MetLife International Restricted Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.6 to the February 15, 2013 Form 8-K).*

10.61	Form of Restricted Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.7 to the February 15, 2013 Form 8-K).*

10.62
Form of Restricted Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.8 to the February 15, 2013 Form 8-K).*

10.63	MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.64	Amendment to MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.62 to the 2012 Annual Report).

10.65
Five-Year Credit Agreement, dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating (i) the Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto and (ii) the Five-Year Credit Agreement dated as of September 13, 2012 among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 4, 2014).

10.66	MetLife Annual Variable Incentive Plan ("AVIP").*

10.67	Amendment Number One to the AVIP. (Incorporated by reference to Exhibit 10.48 to the 2010 Annual Report).*

10.68
Resolutions of the MetLife, Inc. Board of Directors (adopted December 14, 2010) regarding the selection of performance measures for 2011 awards under the AVIP. (Incorporated by reference to Exhibit 10.52 to the 2010 Annual Report).*

10.69
Resolutions of the MetLife, Inc. Board of Directors (adopted December 13, 2011) regarding the selection of performance measures for 2012 awards under the AVIP. (Incorporated by reference to Exhibit 10.58 to the 2011 Annual Report).*

10.70
Resolutions of the MetLife, Inc. Board of Directors (adopted February 11, 2013) regarding the selection of performance measures for 2013 awards under the AVIP. (Incorporated by reference to Exhibit 10.70 to the 2012 Annual Report).*

10.71
Resolutions of the MetLife, Inc. Board of Directors (adopted December 10, 2013) regarding the selection of performance measures for 2014 awards under the AVIP. (Incorporated by reference to Exhibit 10.71 to the 2013 Annual Report).*

10.72
Resolutions of the MetLife, Inc., Board of Directors (adopted September 13, 2011) regarding non-management director compensation. (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2011 10-Q).*

10.73	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.72 to the 2012 Annual Report).*

10.74	Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008).*

10.75
Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.55 to the 2010 Annual Report).*

Exhibit No.	Description

10.76
Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.75 to the 2012 Annual Report).*

10.77
Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.77 to the 2013 Annual Report).*

10.78	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003. (Incorporated by reference to Exhibit 10.78 to the 2013 Annual Report).*

10.79
Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005. (Incorporated by reference to Exhibit 10.57 to the 2010 Annual Report).*

10.80
Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005). (Incorporated by reference to Exhibit 10.58 to the 2010 Annual Report).*

10.81
Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.66 to the 2011 Annual Report).*

10.82
MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005). (Incorporated by reference to Exhibit 10.67 to the 2011 Annual Report).*

10.83
Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.81 to the 2012 Annual Report).*

10.84
Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.84 to the 2013 Annual Report).*

10.85	Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010).*

10.86	Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009).*

10.87
Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011). (Incorporated by reference to Exhibit 10.65 to the 2010 Annual Report).*

10.88	Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015).*

10.89	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003). (Incorporated by reference to Exhibit 10.88 to the 2013 Annual Report).*

10.90
Amendment Number One to the MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December 9, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.74 to the 2011 Annual Report).*

10.91
MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.75 to the 2011 Annual Report).*

10.92
Amendment Number One to the MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December 9, 2006, effective February 26, 2007). (Incorporated by reference to Exhibit 10.76 to the 2011 Annual Report).*

10.93
MetLife Non-Management Director Deferred Compensation Plan, dated December 5, 2007 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.90 to the 2012 Annual Report).*

10.94
The MetLife Non-Management Director Deferred Compensation Plan, dated December 9, 2008 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.93 to the 2013 Annual Report).*

10.95	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008). (Incorporated by reference to Exhibit 10.94 to the 2013 Annual Report).*

10.96	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006). (Incorporated by reference to Exhibit 10.80 to the 2011 Annual Report).*

10.97	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007). (Incorporated by reference to Exhibit 10.81 to the 2011 Annual Report).*

10.98	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008). (Incorporated by reference to Exhibit 10.95 to the 2012 Annual Report).*

10.99
Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008). (Incorporated by reference to Exhibit 10.98 to the 2013 Annual Report).*

10.100
Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.99 to the 2013 Annual Report).*

10.101
Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated March 31, 2009).*

Exhibit No.	Description

10.102	Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010).*

10.103
Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 21, 2010 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.80 to the 2010 Annual Report).*

10.104
Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 20, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.101 to the 2012 Annual Report).*

10.105	Alico Overseas Pension Plan, dated January 2009. (Incorporated by reference to Exhibit 10.88 to the 2011 Annual Report).*

10.106	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010. (Incorporated by reference to Exhibit 10.89 to the 2011 Annual Report).*

10.107	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2010), dated December 13, 2011. (Incorporated by reference to Exhibit 10.90 to the 2011 Annual Report).*

10.108
Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 4, 2012).*

10.109	Member's Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2011). (Incorporated by reference to Exhibit 10.2 to the May 16, 2012 Form 8-K).*

10.110
MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014 (the "MPTA")). (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).*

10.111	Amendment Number One to the MPTA, dated December 30, 2014 (effective January 1, 2015).*

10.112
MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198141).*

10.113
MetLife, Inc. 2015 Stock and Incentive Plan, effective January 1, 2015 (the “2015 SIC Plan”). (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198145)).*

10.114
Form of Performance Share Agreement under the 2015 SIC Plan. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 11, 2014 (the “December 11, 2014 Form 8-K”).*

10.115	Form of Performance Unit Agreement under the 2015 SIC Plan. (Incorporated by reference to Exhibit 10.2 to the December 11, 2014 Form 8-K).*

10.116
Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan (Incorporated by reference to Exhibit 10.3 to the December 11, 2014 Form 8-K).*

10.117	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.4 to the December 11, 2014 Form 8-K).*

10.118	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.5 to the December 11, 2014 Form 8-K).*

10.119	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.6 to the December 11, 2014 Form 8-K).*

10.120	Form of Stock Option Agreement (Ratable Exercisability in Thirds) (Incorporated by reference to Exhibit 10.7 to the December 11, 2014 Form 8-K).*

10.121	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) (Incorporated by reference to Exhibit 10.8 to the December 11, 2014 Form 8-K).*

10.122	Form of Unit Option Agreement (Ratable Exercisability in Thirds) (Incorporated by reference to Exhibit 10.9 to the December 11, 2014 Form 8-K).*

Exhibit No.	Description

10.123	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) (Incorporated by reference to Exhibit 10.10 to the December 11, 2014 Form 8-K).*

10.124	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015) (Incorporated by reference to Exhibit 10.11 to the December 11, 2014 Form 8-K).*

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

______________
* Indicates management contracts or compensatory plans or arrangements.