Form 10-Q
period 2015-03-31
METLIFE INC
filed 2015-05-08
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
(212) 578-9500
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
At April 30, 2015, 1,115,818,705 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us, as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) a deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, including our acquisition of American Life Insurance Company and Delaware American Life Insurance Company, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (26) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (27) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (28) changes in accounting standards, practices and/or policies; (29) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (30) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (31) inability to attract and retain sales representatives; (32) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (33) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (34) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (35) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the U.S. Securities and Exchange Commission.
Corporate Information
We announce financial and other information about MetLife to our investors through the MetLife Investor Relations web page at www.metlife.com, as well as U.S. Securities and Exchange Commission (“SEC”) filings, press releases, public conference calls and webcasts. MetLife encourages investors to visit the Investor Relations web page from time to time, as information is updated and new information is posted. The information found on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

Part I — Financial Information
Item 1. Financial Statements

	March 31, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $332,909 and $334,780, respectively; includes $4,326 and $4,266, respectively, relating to variable interest entities)	$366,275	$365,425
Equity securities available-for-sale, at estimated fair value (cost: $3,133 and $3,076, respectively)	3,713	3,631
Fair value option and trading securities, at estimated fair value (includes $714 and $704, respectively, of actively traded securities; and $56 and $60, respectively, relating to variable interest entities)	16,471	16,689
Mortgage loans (net of valuation allowances of $315 and $305, respectively; includes $272 and $280, respectively, at estimated fair value, relating to variable interest entities; includes $329 and $308, respectively, under the fair value option)	62,409	60,118
Policy loans (includes $3 and $3, respectively, relating to variable interest entities)	11,606	11,618
Real estate and real estate joint ventures (includes $8 and $8, respectively, relating to variable interest entities, includes $56 and $172, respectively, of real estate held-for-sale)	10,310	10,525
Other limited partnership interests (includes $34 and $34, respectively, relating to variable interest entities)	8,074	8,085
Short-term investments, principally at estimated fair value (includes $24 and $20, respectively, relating to variable interest entities)	14,130	8,621
Other invested assets, principally at estimated fair value (includes $70 and $56, respectively, relating to variable interest entities)	23,763	21,283
Total investments	516,751	505,995
Cash and cash equivalents, principally at estimated fair value (includes $54 and $57, respectively, relating to variable interest entities)	8,127	10,808
Accrued investment income (includes $26 and $21, respectively, relating to variable interest entities)	4,298	4,120
Premiums, reinsurance and other receivables (includes $29 and $21, respectively, relating to variable interest entities)	24,190	22,244
Deferred policy acquisition costs and value of business acquired (includes $246 and $235, respectively, relating to variable interest entities)	24,003	24,442
Goodwill	9,717	9,872
Other assets (includes $136 and $134, respectively, relating to variable interest entities)	7,980	7,862
Separate account assets (includes $1,167 and $1,128, respectively, relating to variable interest entities)	324,724	316,994
Total assets	$919,790	$902,337
Liabilities and Equity
Liabilities
Future policy benefits (includes $636 and $579, respectively, relating to variable interest entities)	$191,217	$189,586
Policyholder account balances (includes $34 and $33, respectively, relating to variable interest entities)	206,591	209,294
Other policy-related balances (includes $220 and $198, respectively, relating to variable interest entities)	14,586	14,422
Policyholder dividends payable	677	684
Policyholder dividend obligation	3,483	3,155
Payables for collateral under securities loaned and other transactions	37,312	35,326
Short-term debt	100	100
Long-term debt (includes $143 and $151, respectively, at estimated fair value, relating to variable interest entities)	17,714	16,286
Collateral financing arrangements	4,196	4,196
Junior subordinated debt securities	3,193	3,193
Current income tax payable	243	184
Deferred income tax liability	13,305	11,821
Other liabilities (includes $100 and $80, respectively, relating to variable interest entities)	28,040	24,437
Separate account liabilities (includes $1,167 and $1,128, respectively, relating to variable interest entities)	324,724	316,994
Total liabilities	845,381	829,678
Contingencies, Commitments and Guarantees (Note 13)
Redeemable noncontrolling interests in partially-owned consolidated subsidiaries	95	99
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized: 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,156,311,419 and 1,153,998,144 shares issued, respectively; 1,114,347,885 and 1,131,927,894 shares outstanding, respectively	12	12
Additional paid-in capital	30,632	30,543
Retained earnings	33,754	32,020
Treasury stock, at cost; 41,963,534 and 22,070,250 shares, respectively	(2,158)	(1,172)
Accumulated other comprehensive income (loss)	11,529	10,649
Total MetLife, Inc.’s stockholders’ equity	73,770	72,053
Noncontrolling interests	544	507
Total equity	74,314	72,560
Total liabilities and equity	$919,790	$902,337
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Premiums	$9,253	$9,219
Universal life and investment-type product policy fees	2,394	2,421
Net investment income	5,461	5,035
Other revenues	495	478
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(8)	(14)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(10)	4
Other net investment gains (losses)	304	(401)
Total net investment gains (losses)	286	(411)
Net derivative gains (losses)	821	343
Total revenues	18,710	17,085
Expenses
Policyholder benefits and claims	9,257	9,324
Interest credited to policyholder account balances	1,995	1,469
Policyholder dividends	339	303
Other expenses	4,060	4,163
Total expenses	15,651	15,259
Income (loss) from continuing operations before provision for income tax	3,059	1,826
Provision for income tax expense (benefit)	896	484
Income (loss) from continuing operations, net of income tax	2,163	1,342
Income (loss) from discontinued operations, net of income tax	—	(3)
Net income (loss)	2,163	1,339
Less: Net income (loss) attributable to noncontrolling interests	5	11
Net income (loss) attributable to MetLife, Inc.	2,158	1,328
Less: Preferred stock dividends	30	30
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,128	$1,298
Comprehensive income (loss)	$3,101	$4,482
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	63	43
Comprehensive income (loss) attributable to MetLife, Inc.	$3,038	$4,439

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.89	$1.15
Diluted	$1.87	$1.14
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.89	$1.15
Diluted	$1.87	$1.14
Cash dividends declared per common share	$0.350	$0.275
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2014	$1	$12	$30,543	$32,020	$(1,172)	$10,649	$72,053	$507	$72,560
Treasury stock acquired in connection with share repurchases					(986)		(986)		(986)
Stock-based compensation			89				89		89
Dividends on preferred stock				(30)			(30)		(30)
Dividends on common stock				(394)			(394)		(394)
Change in equity of noncontrolling interests							—	(26)	(26)
Net income (loss)				2,158			2,158	5	2,163
Other comprehensive income (loss), net of income tax						880	880	58	938
Balance at March 31, 2015	$1	$12	$30,632	$33,754	$(2,158)	$11,529	$73,770	$544	$74,314

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2013	$1	$11	$29,277	$27,332	$(172)	$5,104	$61,553	$543	$62,096
Stock-based compensation			107				107		107
Dividends on preferred stock				(30)			(30)		(30)
Dividends on common stock				(311)			(311)		(311)
Change in equity of noncontrolling interests							—	(12)	(12)
Net income (loss)				1,328			1,328	11	1,339
Other comprehensive income (loss), net of income tax						3,111	3,111	32	3,143
Balance at March 31, 2014	$1	$11	$29,384	$28,319	$(172)	$8,215	$65,758	$574	$66,332
__________________

(1)
Net income (loss) attributable to noncontrolling interests excludes gains of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of less than $1 million at both March 31, 2015 and 2014.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$2,686	$2,484
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	35,647	27,904
Equity securities	58	72
Mortgage loans	2,719	2,973
Real estate and real estate joint ventures	280	260
Other limited partnership interests	279	220
Purchases of:
Fixed maturity securities	(33,305)	(24,954)
Equity securities	(107)	(209)
Mortgage loans	(5,559)	(2,483)
Real estate and real estate joint ventures	(140)	(578)
Other limited partnership interests	(275)	(485)
Cash received in connection with freestanding derivatives	947	395
Cash paid in connection with freestanding derivatives	(1,494)	(1,045)
Cash received under repurchase agreements (Note 5)	199	—
Cash paid under reverse repurchase agreements (Note 5)	(199)	—
Net change in policy loans	(7)	(2)
Net change in short-term investments	(5,690)	47
Net change in other invested assets	(167)	115
Other, net	(86)	(66)
Net cash provided by (used in) investing activities	(6,900)	2,164
Cash flows from financing activities
Policyholder account balances:
Deposits	22,463	19,004
Withdrawals	(22,736)	(22,628)
Net change in payables for collateral under securities loaned and other transactions	1,985	2,058
Net change in short-term debt	—	(75)
Long-term debt issued	1,492	—
Long-term debt repaid	(7)	(1,460)
Treasury stock acquired in connection with share repurchases	(986)	—
Dividends on preferred stock	(30)	(30)
Dividends on common stock	(394)	(311)
Other, net	(64)	(217)
Net cash provided by (used in) financing activities	1,723	(3,659)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(190)	(1)
Change in cash and cash equivalents	(2,681)	988
Cash and cash equivalents, beginning of period	10,808	7,585
Cash and cash equivalents, end of period	$8,127	$8,573
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$214	$245
Income tax	$147	$97
Non-cash transactions:
Deconsolidation of MetLife Core Property Fund:
Reduction of redeemable noncontrolling interests	$—	$774
Reduction of long-term debt	$—	$413
Reduction of real estate and real estate joint ventures	$—	$1,132
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” and the “Company” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is a global provider of life insurance, annuities, employee benefits and asset management. MetLife is organized into six segments: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”).
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
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of February 28, 2015 and November 30, 2014 and the operating results of such subsidiaries for the three months ended February 28, 2015 and 2014.
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations.
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2015 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2014 (the “2014 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2014 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2015, the Company adopted guidance requiring repurchase-to-maturity transactions and repurchase financing arrangements to be accounted for as secured borrowings and providing for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In May, 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurement (Accounting Standards Update (“ASU”) 2015‑07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The new amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In April 2015, the FASB issued new guidance on accounting for fees paid in a cloud computing arrangement (ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the new guidance is permitted and an entity can elect to adopt the guidance either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The new guidance provides that all software licenses included in cloud computing arrangements be accounted for consistent with other licenses of intangible assets. However, if a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract, the accounting for which did not change. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs (ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. Early adoption of the new guidance is permitted for financial statements that have not been previously issued. The new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts. However, the current recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in this ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

As anticipated, in the first quarter of 2015, the Company implemented certain segment reporting changes related to the (i) measurement of segment operating earnings, which included revising the Company’s capital allocation methodology, and (ii) the realignment of consumer direct business. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income.
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
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees. Group, Voluntary & Worksite Benefits insurance products and services include life, dental, group short- and long-term disability and accidental death and dismemberment (“AD&D”) coverages. In addition, the Group, Voluntary & Worksite Benefits segment offers property & casualty insurance, including private passenger automobile, homeowners and personal excess liability, which is offered to employees on a voluntary basis, long-term care, critical illness and accident & health coverages, as well as prepaid legal plans.
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
Latin America
The Latin America segment offers a broad range of products to both individuals and corporations, as well as other institutions and their respective employees, which include life insurance, accident & health insurance, group medical, dental, credit insurance, endowment and retirement & savings products written in Latin America. The Latin America segment also includes U.S. direct business, comprised of group and individual products sold through sponsoring organizations, affinity groups and direct to consumer. Products included are life, dental, group short- and long-term disability, AD&D coverages, property & casualty and other accident & health coverages, as well as non-insurance products such as identity protection.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, various start-up businesses (including expatriate benefits insurance and the investment management business through which the Company offers fee-based investment management services to institutional clients) and certain run-off businesses. Corporate & Other also includes assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the (i) measurement of segment operating earnings, which included revising the Company’s capital allocation methodology, and (ii) the realignment of consumer direct business. Consequently, prior period results for the three months ended March 31, 2014 were impacted as follows:

•	Retail’s operating earnings increased by $24 million, net of $44 million of income tax benefit;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased by $2 million, net of $1 million of income tax;

•	Corporate Benefit Funding’s operating earnings decreased by $15 million, net of $8 million of income tax benefit;

•	Latin America’s operating earnings decreased by $25 million, net of $16 million of income tax benefit;

•	Asia’s operating earnings increased by $5 million, net of $1 million of income tax;

•	EMEA’s operating earnings decreased by $17 million, net of $7 million of income tax benefit; and

•	Corporate & Other’s operating earnings increased by $26 million, net of $73 million of income tax.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

The Company’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. The Company’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Three Months Ended March 31, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,749	$4,117	$418	$699	$6,983	$1,752	$508	$10	$9,253	$—	$9,253
Universal life and investment-type product policy fees	1,236	188	54	294	1,772	397	102	23	2,294	100	2,394
Net investment income	1,980	478	1,430	218	4,106	684	83	109	4,982	479	5,461
Other revenues	251	113	71	10	445	28	10	20	503	(8)	495
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	286	286
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	821	821
Total revenues	5,216	4,896	1,973	1,221	13,306	2,861	703	162	17,032	1,678	18,710
Expenses
Policyholder benefits and claims and policyholder dividends	2,449	3,835	991	581	7,856	1,340	239	12	9,447	149	9,596
Interest credited to policyholder account balances	542	37	293	86	958	337	30	6	1,331	664	1,995
Capitalization of DAC	(247)	(36)	(6)	(111)	(400)	(435)	(133)	—	(968)	—	(968)
Amortization of DAC and VOBA	375	41	5	78	499	326	128	—	953	72	1,025
Amortization of negative VOBA	—	—	—	—	—	(86)	(4)	—	(90)	(10)	(100)
Interest expense on debt	(1)	—	1	—	—	—	—	297	297	1	298
Other expenses	1,176	664	124	425	2,389	904	362	145	3,800	5	3,805
Total expenses	4,294	4,541	1,408	1,059	11,302	2,386	622	460	14,770	881	15,651
Provision for income tax expense (benefit)	269	127	196	31	623	148	11	(188)	594	302	896
Operating earnings	$653	$228	$369	$131	$1,381	$327	$70	$(110)	1,668
Adjustments to:
Total revenues									1,678
Total expenses									(881)
Provision for income tax (expense) benefit									(302)
Income (loss) from continuing operations, net of income tax									$2,163		$2,163

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Three Months Ended March 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,724	$4,002	$301	$683	$6,710	$1,890	$597	$20	$9,217	$2	$9,219
Universal life and investment-type product policy fees	1,247	177	57	311	1,792	389	109	33	2,323	98	2,421
Net investment income	1,994	456	1,382	297	4,129	700	107	149	5,085	(50)	5,035
Other revenues	245	107	68	7	427	27	16	21	491	(13)	478
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(411)	(411)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	343	343
Total revenues	5,210	4,742	1,808	1,298	13,058	3,006	829	223	17,116	(31)	17,085
Expenses
Policyholder benefits and claims and policyholder dividends	2,407	3,781	888	616	7,692	1,397	261	23	9,373	254	9,627
Interest credited to policyholder account balances	555	40	278	98	971	387	34	9	1,401	68	1,469
Capitalization of DAC	(234)	(34)	(1)	(107)	(376)	(494)	(176)	—	(1,046)	—	(1,046)
Amortization of DAC and VOBA	429	36	4	79	548	338	164	—	1,050	8	1,058
Amortization of negative VOBA	—	—	—	—	—	(94)	(9)	—	(103)	(12)	(115)
Interest expense on debt	—	—	2	—	2	—	—	292	294	18	312
Other expenses	1,142	628	115	436	2,321	991	464	175	3,951	3	3,954
Total expenses	4,299	4,451	1,286	1,122	11,158	2,525	738	499	14,920	339	15,259
Provision for income tax expense (benefit)	275	101	182	18	576	148	20	(140)	604	(120)	484
Operating earnings	$636	$190	$340	$158	$1,324	$333	$71	$(136)	1,592
Adjustments to:
Total revenues									(31)
Total expenses									(339)
Provision for income tax (expense) benefit									120
Income (loss) from continuing operations, net of income tax									$1,342		$1,342

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2015	December 31, 2014
	(In millions)
Retail	$363,783	$359,188
Group, Voluntary & Worksite Benefits	48,474	46,483
Corporate Benefit Funding	236,925	228,543
Latin America	72,074	72,259
Asia	116,278	117,894
EMEA	27,991	29,217
Corporate & Other	54,265	48,753
Total	$919,790	$902,337
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
The Company also issues two tier annuity contracts that apply a lower rate on funds deposited if the contractholder elects to surrender the contract for cash (the “lower tier”) and a higher rate if the contractholder elects to annuitize (the “upper tier”). These guarantees include benefits that are payable in the event of death, maturity or at annuitization. Certain other annuity contracts contain guaranteed annuitization benefits that may be above what would be provided by the current account value of the contract. Additionally, the Company issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.
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
Two Tier and Other Annuities
Two tier annuities are defined as the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date. Other annuities are defined as the amount (if any) that would be required to be added to the total contract account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
3. Insurance (continued)

Universal and Variable Life Contracts
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	March 31, 2015		December 31, 2014
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value (2)	$197,400	$99,960	$196,595	$99,000
Separate account value	$165,322	$96,933	$163,566	$95,963
Net amount at risk (2)	$3,892	$1,996	$4,230	$1,770
Average attained age of contractholders	65 years	66 years	65 years	65 years
Two Tier and Other Annuities
Account value	N/A	$939	N/A	$1,040
Net amount at risk	N/A	$301	N/A	$340
Average attained age of contractholders	N/A	50 years	N/A	50 years

	March 31, 2015		December 31, 2014
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$17,072	$3,556	$16,875	$3,587
Net amount at risk	$178,870	$19,980	$180,069	$20,344
Average attained age of policyholders	56 years	61 years	56 years	61 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.
4. Closed Block
On April 7, 2000 (the “Demutualization Date”), Metropolitan Life Insurance Company (“MLIC”) converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving MLIC’s plan of reorganization, as amended (the “Plan of Reorganization”). On the Demutualization Date, MLIC established a closed block for the benefit of holders of certain individual life insurance policies of MLIC.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2015	December 31, 2014
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,481	$41,667
Other policy-related balances	309	265
Policyholder dividends payable	479	461
Policyholder dividend obligation	3,483	3,155
Current income tax payable	3	1
Other liabilities	482	646
Total closed block liabilities	46,237	46,195
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	29,093	29,199
Equity securities available-for-sale, at estimated fair value	98	91
Mortgage loans	6,103	6,076
Policy loans	4,643	4,646
Real estate and real estate joint ventures	651	666
Other invested assets	1,123	1,065
Total investments	41,711	41,743
Cash and cash equivalents	323	227
Accrued investment income	483	477
Premiums, reinsurance and other receivables	78	67
Deferred income tax assets	277	289
Total assets designated to the closed block	42,872	42,803
Excess of closed block liabilities over assets designated to the closed block	3,365	3,392
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	2,441	2,291
Unrealized gains (losses) on derivatives, net of income tax	63	28
Allocated to policyholder dividend obligation, net of income tax	(2,264)	(2,051)
Total amounts included in AOCI	240	268
Maximum future earnings to be recognized from closed block assets and liabilities	$3,605	$3,660
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$3,155	$1,771
Change in unrealized investment and derivative gains (losses)	328	1,384
Balance, end of period	$3,483	$3,155

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Revenues
Premiums	$430	$446
Net investment income	515	530
Net investment gains (losses)	(1)	—
Net derivative gains (losses)	25	(1)
Total revenues	969	975
Expenses
Policyholder benefits and claims	608	624
Policyholder dividends	240	233
Other expenses	37	41
Total expenses	885	898
Revenues, net of expenses before provision for income tax expense (benefit)	84	77
Provision for income tax expense (benefit)	29	27
Revenues, net of expenses and provision for income tax expense (benefit)	$55	$50
MLIC charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan of Reorganization. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.
5. Investments
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

	March 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$95,661	$11,231	$557	$—	$106,335	$96,235	$10,343	$624	$—	$105,954
Foreign corporate	56,728	4,781	1,008	7	60,494	57,695	4,651	664	7	61,675
U.S. Treasury and agency	52,560	7,946	34	—	60,472	54,654	6,892	30	—	61,516
Foreign government	46,384	6,106	129	—	52,361	47,327	5,500	161	—	52,666
RMBS	41,836	2,234	208	78	43,784	38,064	2,102	214	106	39,846
State and political subdivision	13,293	2,445	28	—	15,710	12,922	2,291	26	—	15,187
CMBS (1)	12,762	605	57	(1)	13,311	13,762	615	46	(1)	14,332
ABS	13,685	226	103	—	13,808	14,121	240	112	—	14,249
Total fixed maturity securities	$332,909	$35,574	$2,124	$84	$366,275	$334,780	$32,634	$1,877	$112	$365,425
Equity securities
Common stock	$2,037	$563	$25	$—	$2,575	$1,990	$554	$28	$—	$2,516
Non-redeemable preferred stock	1,096	86	44	—	1,138	1,086	68	39	—	1,115
Total equity securities	$3,133	$649	$69	$—	$3,713	$3,076	$622	$67	$—	$3,631
__________________

(1)
The noncredit loss component of other-than-temporary-impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both March 31, 2015 and December 31, 2014, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $78 million and $64 million with unrealized gains (losses) of $31 million and $28 million at March 31, 2015 and December 31, 2014, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$13,740	$71,252	$75,395	$104,239	$68,283	$332,909
Estimated fair value	$13,916	$74,840	$81,857	$124,759	$70,903	$366,275
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured securities (RMBS, CMBS and ABS) are shown separately, as they are not due at a single maturity.
Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

	March 31, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$8,366	$322	$2,545	$235	$11,389	$331	$4,658	$293
Foreign corporate	10,108	849	1,657	166	9,410	505	2,074	166
U.S. Treasury and agency	4,600	31	302	3	8,927	12	1,314	18
Foreign government	1,241	54	435	75	1,085	80	630	81
RMBS	3,276	65	2,018	221	4,180	92	2,534	228
State and political subdivision	287	5	109	23	83	1	297	25
CMBS	1,579	46	362	10	1,268	23	934	22
ABS	3,672	67	1,384	36	4,456	57	1,440	55
Total fixed maturity securities	$33,129	$1,439	$8,812	$769	$40,798	$1,101	$13,881	$888
Equity securities
Common stock	$137	$25	$—	$—	$111	$28	$1	$—
Non-redeemable preferred stock	37	3	189	41	67	2	192	37
Total equity securities	$174	$28	$189	$41	$178	$30	$193	$37
Total number of securities in an unrealized loss position	2,704		1,122		3,153		1,435
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2015. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $219 million during the three months ended March 31, 2015 to $2.2 billion. The increase in gross unrealized losses for the three months ended March 31, 2015 was primarily attributable to the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At March 31, 2015, $141 million of the total $2.2 billion of gross unrealized losses were from 50 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $141 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $78 million, or 55%, were related to gross unrealized losses on 24 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Below Investment Grade Fixed Maturity Securities
Of the $141 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $63 million, or 45%, were related to gross unrealized losses on 26 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans), foreign corporate securities (primarily financial services industry securities) and state and political subdivision securities (primarily tax-exempt revenue bonds) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and evaluates foreign corporate and state and political subdivision securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities increased $2 million during the three months ended March 31, 2015 to $69 million. Of the $69 million, $29 million were from seven securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $29 million, 59% were from securities rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock securities.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$42,164	67.6%	$41,088	68.3%
Agricultural	12,333	19.8	12,378	20.6
Residential	7,626	12.2	6,369	10.6
Subtotal (1)	62,123	99.6	59,835	99.5
Valuation allowances	(315)	(0.5)	(305)	(0.5)
Subtotal mortgage loans, net	61,808	99.1	59,530	99.0
Residential — fair value option (“FVO”)	329	0.5	308	0.5
Commercial mortgage loans held by CSEs — FVO	272	0.4	280	0.5
Total mortgage loans, net	$62,409	100.0%	$60,118	100.0%
__________________

(1)	Purchases of mortgage loans were $1.4 billion and $597 million for the three months ended March 31, 2015 and 2014, respectively.
See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential - FVO and commercial mortgage loans held by CSEs - FVO is presented in Note 7. The Company elects the FVO for certain mortgage loans and related long-term debt that are managed on a total return basis.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2015
Commercial	$69	$69	$20	$98	$98	$41,997	$205	$147
Agricultural	51	48	2	16	16	12,269	37	62
Residential	—	—	—	62	58	7,568	51	58
Total	$120	$117	$22	$176	$172	$61,834	$293	$267
December 31, 2014
Commercial	$75	$75	$24	$101	$100	$40,913	$200	$151
Agricultural	51	48	2	14	13	12,317	37	59
Residential	—	—	—	40	37	6,332	42	37
Total	$126	$123	$26	$155	$150	$59,562	$279	$247
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $171 million, $63 million and $47 million, respectively, for the three months ended March 31, 2015; and $507 million, $100 million and $13 million, respectively, for the three months ended March 31, 2014.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2015				2014
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$224	$39	$42	$305	$258	$44	$20	$322
Provision (release)	1	—	14	15	1	(2)	6	5
Charge-offs, net of recoveries	—	—	(5)	(5)	—	—	(1)	(1)
Balance, end of period	$225	$39	$51	$315	$259	$42	$25	$326

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2015
Loan-to-value ratios
Less than 65%	$35,250	$953	$801	$37,004	87.8%	$38,884	88.2%
65% to 75%	3,398	573	64	4,035	9.6	4,088	9.3
76% to 80%	137	—	8	145	0.3	154	0.3
Greater than 80%	577	299	104	980	2.3	964	2.2
Total	$39,362	$1,825	$977	$42,164	100.0%	$44,090	100.0%
December 31, 2014
Loan-to-value ratios
Less than 65%	$33,933	$1,105	$1,101	$36,139	88.0%	$38,166	88.4%
65% to 75%	3,306	405	87	3,798	9.2	3,873	9.0
76% to 80%	130	—	15	145	0.4	153	0.3
Greater than 80%	562	281	163	1,006	2.4	987	2.3
Total	$37,931	$1,791	$1,366	$41,088	100.0%	$43,179	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$11,498	93.2%	$11,743	94.9%
65% to 75%	703	5.7	533	4.3
76% to 80%	50	0.4	17	0.1
Greater than 80%	82	0.7	85	0.7
Total	$12,333	100.0%	$12,378	100.0%
The estimated fair value of agricultural mortgage loans was $12.8 billion at both March 31, 2015 and December 31, 2014.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$7,429	97.4%	$6,196	97.3%
Nonperforming	197	2.6	173	2.7
Total	$7,626	100.0%	$6,369	100.0%
The estimated fair value of residential mortgage loans was $7.7 billion and $6.6 billion at March 31, 2015 and December 31, 2014, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2015 and December 31, 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Commercial	$10	$10	$69	$75
Agricultural	26	1	46	41
Residential	197	173	188	163
Total	$233	$184	$303	$279
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During the three months ended March 31, 2015 and 2014, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.1 billion and $4.5 billion at March 31, 2015 and December 31, 2014, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2015	December 31, 2014
	(In millions)
Fixed maturity securities	$33,080	$30,367
Fixed maturity securities with noncredit OTTI losses in AOCI	(84)	(112)
Total fixed maturity securities	32,996	30,255
Equity securities	678	608
Derivatives	2,502	1,761
Other	159	149
Subtotal	36,335	32,773
Amounts allocated from:
Future policy benefits	(3,742)	(2,886)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(4)
DAC, VOBA and DSI	(2,062)	(1,946)
Policyholder dividend obligation	(3,483)	(3,155)
Subtotal	(9,288)	(7,991)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	31	42
Deferred income tax benefit (expense)	(9,273)	(8,556)
Net unrealized investment gains (losses)	17,805	16,268
Net unrealized investment gains (losses) attributable to noncontrolling interests	(44)	(33)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$17,761	$16,235
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$(112)	$(218)
Noncredit OTTI losses and subsequent changes recognized	10	17
Securities sold with previous noncredit OTTI loss	12	53
Subsequent changes in estimated fair value	6	36
Balance, end of period	$(84)	$(112)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2015
(In millions)
Balance, beginning of period	$16,235
Fixed maturity securities on which noncredit OTTI losses have been recognized	28
Unrealized investment gains (losses) during the period	3,534
Unrealized investment gains (losses) relating to:
Future policy benefits	(856)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	3
DAC, VOBA and DSI	(116)
Policyholder dividend obligation	(328)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(11)
Deferred income tax benefit (expense)	(717)
Net unrealized investment gains (losses)	17,772
Net unrealized investment gains (losses) attributable to noncontrolling interests	(11)
Balance, end of period	$17,761
Change in net unrealized investment gains (losses)	$1,537
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(11)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$1,526
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $20.6 billion and $20.3 billion at March 31, 2015 and December 31, 2014, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $25.8 billion and $25.5 billion at March 31, 2015 and December 31, 2014, respectively.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2015	December 31, 2014
	(In millions)
Securities on loan: (1)
Amortized cost	$25,933	$26,989
Estimated fair value	$29,358	$30,269
Cash collateral on deposit from counterparties (2)	$29,804	$30,826
Security collateral on deposit from counterparties (3)	$170	$83
Reinvestment portfolio — estimated fair value	$30,350	$31,314
_________________

(1)
Included within fixed maturity securities and short-term investments. At March 31, 2015, both amortized cost and estimated fair value also include $26 million, at estimated fair value, of securities which are not reflected in the consolidated financial statements.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Repurchase Agreement Transactions
Commencing in the first quarter of 2015, the Company began participating in short-term repurchase agreements and reverse repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities, and contemporaneously borrows other fixed maturity securities (e.g., repurchase and reverse repurchase, respectively). The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $516 million and $505 million, respectively, at March 31, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected in the consolidated financial statements. The amount of borrowed securities which were re-pledged was $117 million, at estimated fair value, at March 31, 2015. Net interest expense related to these transactions included in net investment income was less than $1 million for the three months ended March 31, 2015.
The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at March 31, 2015 were both $499 million. After the effect of offsetting of $499 million, the net amount presented in the consolidated balance sheet at March 31, 2015 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows.
See Note 6 for information regarding the estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	March 31, 2015	December 31, 2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$9,544	$9,437
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	10,491	10,069
Invested assets pledged as collateral (1)	26,061	25,996
Total invested assets on deposit, held in trust and pledged as collateral	$46,096	$45,502
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report), collateral financing arrangements (see Note 13 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report) and derivative transactions (see Note 7).

See “— Securities Lending” and “— Repurchase Agreement Transactions” for information regarding securities on loan and Note 4 for information regarding investments designated to the closed block.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2015 and December 31, 2014. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2015		December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,458	$—	$3,471	$—
Operating joint venture (2)	2,544	2,123	2,405	1,999
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	288	147	297	155
Investments:
Other invested assets	73	15	59	—
FVO and trading securities	42	—	45	—
Other limited partnership interests	37	—	37	—
Real estate joint ventures	9	15	9	15
Total	$6,451	$2,300	$6,323	$2,169
__________________

(1)
See Note 13 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement.

(2)
Assets of the operating joint venture are primarily fixed maturity securities and separate account assets. Liabilities of the operating joint venture are primarily future policy benefits, other policyholder funds and separate account liabilities.

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $122 million and $123 million at estimated fair value at March 31, 2015 and December 31, 2014, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $1 million and $18 million for the three months ended March 31, 2015 and 2014, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$70,903	$70,903	$68,427	$68,427
U.S. and foreign corporate	3,704	3,704	3,829	3,829
Other limited partnership interests	6,224	8,382	6,250	8,402
Other invested assets	1,696	2,056	1,720	2,050
FVO and trading securities	602	602	565	565
Real estate joint ventures	93	118	100	125
Mortgage loans	51	51	51	51
Equity securities AFS:
Non-redeemable preferred stock	39	39	41	41
Total	$83,312	$85,855	$80,983	$83,490
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $208 million and $212 million at March 31, 2015 and December 31, 2014, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 13, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2015 and 2014.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$3,541	$3,653
Equity securities	31	30
FVO and trading securities — Actively Traded and FVO general account securities (1)	37	37
Mortgage loans	730	709
Policy loans	152	157
Real estate and real estate joint ventures	211	217
Other limited partnership interests	215	329
Cash, cash equivalents and short-term investments	35	47
Operating joint ventures	8	—
Other	122	45
Subtotal	5,082	5,224
Less: Investment expenses	302	276
Subtotal, net	4,780	4,948
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	677	65
FVO CSEs — interest income:
Commercial mortgage loans	4	22
Subtotal	681	87
Net investment income	$5,461	$5,035
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Actively Traded and FVO general account securities	$6	$11
FVO contractholder-directed unit-linked investments	$536	$(41)
See “— Variable Interest Entities” for discussion of CSEs.
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(3)	$(7)
Industrial	(2)	—
Total U.S. and foreign corporate securities	(5)	(7)
RMBS	(13)	(3)
OTTI losses on fixed maturity securities recognized in earnings	(18)	(10)
Fixed maturity securities — net gains (losses) on sales and disposals	151	96
Total gains (losses) on fixed maturity securities	133	86
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	—	(1)
OTTI losses on equity securities recognized in earnings	—	(1)
Equity securities — net gains (losses) on sales and disposals	8	26
Total gains (losses) on equity securities	8	25
FVO and trading securities — FVO general account securities	—	9
Mortgage loans	(43)	(11)
Real estate and real estate joint ventures	27	65
Other limited partnership interests	16	(2)
Other investment portfolio gains (losses)	23	(4)
Subtotal — investment portfolio gains (losses)	164	168
FVO CSEs:
Commercial mortgage loans	(3)	1
Long-term debt — related to commercial mortgage loans	1	1
Non-investment portfolio gains (losses) (1)	124	(581)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	122	(579)
Total net investment gains (losses)	$286	$(411)
__________________

(1)
Non-investment portfolio gains (losses) for the three months ended March 31, 2014 includes a loss of $495 million related to the disposition of MetLife Assurance Limited. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $161 million and $5 million for the three months ended March 31, 2015 and 2014, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

	Three Months Ended March 31,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$30,006	$22,291	$53	$101
Gross investment gains	$338	$314	$15	$27
Gross investment losses	(187)	(218)	(7)	(1)
OTTI losses	(18)	(10)	—	(1)
Net investment gains (losses)	$133	$86	$8	$25
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2015	2014
	(In millions)
Balance, beginning of period	$357	$378
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	2	—
Additional impairments — credit loss OTTI on securities previously impaired	11	2
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(13)	(10)
Balance, end of period	$357	$370
6. Derivatives
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
6. Derivatives (continued)

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
6. Derivatives (continued)

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
See Note 7 for information about the fair value hierarchy for derivatives.
Derivative Strategies
The Company is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. The Company uses a variety of strategies to manage these risks, including the use of derivatives.
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”). The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps and structured interest rate swaps to synthetically replicate investment risks and returns which are not readily available in the cash market.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. Treasury, agency, or other fixed maturity security. Structured interest rate swaps are included in interest rate swaps and are not designated as hedging instruments.
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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in non-qualifying hedging relationships.
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
Foreign Currency Exchange Rate Derivatives
The Company uses foreign currency exchange rate derivatives, including foreign currency swaps, foreign currency forwards, currency options and exchange-traded currency futures, to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. The Company also uses foreign currency derivatives to hedge the foreign currency exchange rate risk associated with certain of its net investments in foreign operations.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

To a lesser extent, the Company uses exchange-traded currency futures to hedge currency mismatches between assets and liabilities, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded currency futures in non-qualifying hedging relationships.
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, involuntary restructuring or governmental intervention. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in non-qualifying hedging relationships.
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
The Company enters into forwards to lock in the price to be paid for forward purchases of certain securities. The price is agreed upon at the time of the contract and payment for the contract is made at a specified future date. When the primary purpose of entering into these transactions is to hedge against the risk of changes in purchase price due to changes in credit spreads, the Company designates these transactions as credit forwards. The Company utilizes credit forwards in cash flow hedging relationships.
Equity Derivatives
The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, equity variance swaps, exchange-traded equity futures and total rate of return swaps (“TRRs”).
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
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in non-qualifying hedging relationships.

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
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2015			December 31, 2014
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,975	$2,296	$22	$6,044	$2,064	$21
Foreign currency swaps	Foreign currency exchange rate	2,699	77	354	2,708	65	100
Foreign currency forwards	Foreign currency exchange rate	2,735	—	251	2,335	—	291
Subtotal		11,409	2,373	627	11,087	2,129	412
Cash flow hedges:
Interest rate swaps	Interest rate	2,927	666	—	2,560	528	—
Interest rate forwards	Interest rate	200	70	—	225	63	—
Foreign currency swaps	Foreign currency exchange rate	19,897	1,139	1,508	18,325	563	930
Subtotal		23,024	1,875	1,508	21,110	1,154	930
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	4,306	101	11	4,097	295	11
Currency options	Foreign currency exchange rate	8,233	385	8	6,419	415	—
Subtotal		12,539	486	19	10,516	710	11
Total qualifying hedges		46,972	4,734	2,154	42,713	3,993	1,353
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	91,545	5,353	2,465	93,266	4,570	2,051
Interest rate floors	Interest rate	34,155	464	172	55,645	440	199
Interest rate caps	Interest rate	52,763	90	1	49,128	145	1
Interest rate futures	Interest rate	3,557	9	6	2,707	4	9
Interest rate options	Interest rate	35,261	1,666	27	48,078	1,241	75
Synthetic GICs	Interest rate	4,262	—	—	4,298	—	—
Foreign currency swaps	Foreign currency exchange rate	11,627	855	432	11,041	447	385
Foreign currency forwards	Foreign currency exchange rate	12,191	235	387	13,206	127	791
Currency futures	Foreign currency exchange rate	1,242	1	2	522	2	—
Currency options	Foreign currency exchange rate	9,734	531	295	8,324	585	340
Credit default swaps — purchased	Credit	2,711	15	49	2,830	8	34
Credit default swaps — written	Credit	10,206	190	4	10,527	181	6
Equity futures	Equity market	6,248	34	7	6,073	65	2
Equity index options	Equity market	42,751	1,411	1,079	39,345	1,426	1,036
Equity variance swaps	Equity market	24,449	192	664	24,598	196	639
TRRs	Equity market	3,375	11	78	3,297	22	101
Total non-designated or non-qualifying derivatives		346,077	11,057	5,668	372,885	9,459	5,669
Total		$393,049	$15,791	$7,822	$415,598	$13,452	$7,022

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2015 and December 31, 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Derivatives and hedging gains (losses) (1)	$848	$452
Embedded derivatives gains (losses)	(27)	(109)
Total net derivative gains (losses)	$821	$343
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$58	$33
Interest credited to policyholder account balances	2	32
Other expenses	(3)	(1)
Non-qualifying hedges:
Net investment income	(1)	(1)
Net derivative gains (losses)	261	219
Policyholder benefits and claims	4	(8)
Total	$321	$274

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2015
Interest rate derivatives	$552	$—	$11
Foreign currency exchange rate derivatives	669	—	—
Credit derivatives — purchased	(11)	(1)	—
Credit derivatives — written	3	1	—
Equity derivatives	(462)	(4)	(99)
Total	$751	$(4)	$(88)
Three Months Ended March 31, 2014
Interest rate derivatives	$298	$—	$12
Foreign currency exchange rate derivatives	69	—	—
Credit derivatives — purchased	1	1	—
Credit derivatives — written	(9)	—	—
Equity derivatives	(181)	(6)	(38)
Total	$178	$(5)	$(26)
__________________

(1)
Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, derivatives held in relation to trading portfolios and derivatives held within contractholder-directed unit-linked investments.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2015
Interest rate swaps:	Fixed maturity securities	$(5)	$7	$2
	Policyholder liabilities (1)	197	(198)	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	10	(8)	2
	Foreign-denominated policyholder account balances (2)	(249)	245	(4)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(17)	16	(1)
Total		$(64)	$62	$(2)
Three Months Ended March 31, 2014
Interest rate swaps:	Fixed maturity securities	$1	$1	$2
	Policyholder liabilities (1)	209	(204)	5
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(4)	4	—
	Foreign-denominated policyholder account balances (2)	(27)	32	5
Foreign currency forwards:	Foreign-denominated fixed maturity securities	10	(9)	1
Total		$189	$(176)	$13
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2015 and March 31, 2014, the component of the change in fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($2) million and $3 million, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were $3 million and ($2) million for the three months ended March 31, 2015 and 2014, respectively.
At both March 31, 2015 and December 31, 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At March 31, 2015 and December 31, 2014, the balance in AOCI associated with cash flow hedges was $2.5 billion and $1.8 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended March 31, 2015
Interest rate swaps	$174	$5	$3	$—	$3
Interest rate forwards	15	3	1	1	—
Foreign currency swaps	(2)	(567)	—	—	4
Credit forwards	—	—	—	—	—
Total	$187	$(559)	$4	$1	$7
Three Months Ended March 31, 2014
Interest rate swaps	$228	$15	$2	$—	$5
Interest rate forwards	41	—	1	—	1
Foreign currency swaps	52	36	(1)	1	—
Credit forwards	—	—	—	—	—
Total	$321	$51	$2	$1	$6
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2015, $35 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
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
The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended March 31, 2015
Foreign currency forwards	$111
Currency options	(41)
Total	$70
Three Months Ended March 31, 2014
Foreign currency forwards	$(34)
Currency options	(114)
Total	$(148)
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

(1)
During both the three months ended March 31, 2015 and 2014, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2015 and December 31, 2014, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $1.0 billion and $940 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $10.2 billion and $10.5 billion at March 31, 2015 and December 31, 2014, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2015 and December 31, 2014, the Company would have received $186 million and $175 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$8	$636	2.3	$10	$677	2.4
Credit default swaps referencing indices	7	1,500	2.7	10	1,700	2.6
Subtotal	15	2,136	2.6	20	2,377	2.6
Baa
Single name credit default swaps (corporate)	23	1,555	2.6	23	1,591	2.8
Credit default swaps referencing indices	97	5,742	4.9	94	5,774	4.7
Subtotal	120	7,297	4.4	117	7,365	4.3
Ba
Single name credit default swaps (corporate)	1	60	2.7	—	60	3.0
Credit default swaps referencing indices	—	100	1.8	(1)	100	2.0
Subtotal	1	160	2.1	(1)	160	2.4
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	50	613	4.7	39	625	4.9
Subtotal	50	613	4.7	39	625	4.9
Total	$186	$10,206	4.0	$175	$10,527	3.9
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $10.2 billion and $10.5 billion from the table above were $79 million and $75 million at March 31, 2015 and December 31, 2014, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $15 million in gross notional amount and $1 million in fair value at both March 31, 2015 and December 31, 2014.
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
See Note 7 for a description of the impact of credit risk on the valuation of derivatives.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2015		December 31, 2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (6)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$14,441	$6,600	$12,256	$6,017
OTC-cleared (1)	1,558	1,230	1,380	1,054
Exchange-traded	44	15	71	11
Total gross estimated fair value of derivatives (1)	16,043	7,845	13,707	7,082
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	16,043	7,845	13,707	7,082
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,980)	(4,980)	(4,082)	(4,082)
OTC-cleared	(1,166)	(1,166)	(989)	(989)
Exchange-traded	(1)	(1)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(7,076)	(111)	(4,153)	(133)
OTC-cleared	(364)	(62)	(386)	(62)
Exchange-traded	—	(8)	—	(4)
Securities collateral: (5)
OTC-bilateral	(2,063)	(1,407)	(3,768)	(1,700)
OTC-cleared	—	(2)	—	(3)
Exchange-traded	—	(6)	—	(2)
Net amount after application of master netting agreements and collateral	$393	$102	$324	$102
__________________

(1)
At March 31, 2015 and December 31, 2014, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $252 million and $255 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $23 million and $60 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $327 million and $263 million at March 31, 2015 and December 31, 2014, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2015 and December 31, 2014, the Company received excess cash collateral of $259 million and $87 million (including $94 million and $36 million off-balance sheet cash collateral held in separate custodial accounts), respectively, and provided excess cash collateral of $240 million and $192 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2015 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2015 and December 31, 2014, the Company received excess securities collateral with an estimated fair value of $384 million and $395 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2015 and December 31, 2014, the Company provided excess securities collateral with an estimated fair value of $116 million and $117 million, respectively, for its OTC-bilateral derivatives, and $237 million and $199 million, respectively, for its OTC-cleared derivatives, and $212 million and $245 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)	See Note 5 for information regarding the Company’s gross and net payables and receivables under repurchase agreement transactions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
March 31, 2015
Derivatives subject to credit-contingent provisions	$1,519	$1,454	$117	$4	$4
Derivatives not subject to credit-contingent provisions	91	68	2	—	—
Total	$1,610	$1,522	$119	$4	$4
December 31, 2014
Derivatives subject to credit-contingent provisions	$1,832	$1,750	$131	$5	$7
Derivatives not subject to credit-contingent provisions	84	65	2	—	—
Total	$1,916	$1,815	$133	$5	$7
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2015	December 31, 2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$351	$324
Funds withheld on assumed reinsurance	Other invested assets	56	53
Options embedded in debt or equity securities	Investments	(303)	(217)
Net embedded derivatives within asset host contracts		$104	$160
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances and Future policy benefits	$(830)	$(1,126)
Assumed guaranteed minimum benefits	Policyholder account balances	868	973
Funds withheld on ceded reinsurance	Other liabilities	71	83
Other	Policyholder account balances	28	24
Net embedded derivatives within liability host contracts		$137	$(46)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net derivative gains (losses) (1)	$(27)	$(109)
Policyholder benefits and claims	$24	$15
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $69 million and $43 million for the three months ended March 31, 2015 and 2014, respectively.

7. Fair Value
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	March 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$99,014	$7,321	$106,335
Foreign corporate	—	54,086	6,408	60,494
U.S. Treasury and agency	34,116	26,356	—	60,472
Foreign government	—	50,977	1,384	52,361
RMBS	2,597	36,642	4,545	43,784
State and political subdivision	—	15,708	2	15,710
CMBS	—	12,667	644	13,311
ABS	—	11,355	2,453	13,808
Total fixed maturity securities	36,713	306,805	22,757	366,275
Equity securities:
Common stock	1,598	883	94	2,575
Non-redeemable preferred stock	—	894	244	1,138
Total equity securities	1,598	1,777	338	3,713
FVO and trading securities:
Actively Traded securities	48	656	10	714
FVO general account securities	527	35	89	651
FVO contractholder-directed unit-linked investments	11,020	3,659	412	15,091
FVO securities held by CSEs	—	5	10	15
Total FVO and trading securities	11,595	4,355	521	16,471
Short-term investments (1)	2,621	8,673	1,358	12,652
Mortgage loans:
Residential mortgage loans — FVO	—	—	329	329
Commercial mortgage loans held by CSEs — FVO	—	272	—	272
Total mortgage loans	—	272	329	601
Other invested assets:
Other investments	187	59	—	246
Derivative assets: (2)
Interest rate	9	10,535	70	10,614
Foreign currency exchange rate	1	3,295	28	3,324
Credit	—	194	11	205
Equity market	34	1,279	335	1,648
Total derivative assets	44	15,303	444	15,791
Total other invested assets	231	15,362	444	16,037
Net embedded derivatives within asset host contracts (3)	—	—	407	407
Separate account assets (4)	86,253	236,415	2,056	324,724
Total assets	$139,011	$573,659	$28,210	$740,880
Liabilities
Derivative liabilities: (2)
Interest rate	$6	$2,686	$1	$2,693
Foreign currency exchange rate	2	3,151	95	3,248
Credit	—	52	1	53
Equity market	7	1,129	692	1,828
Total derivative liabilities	15	7,018	789	7,822
Net embedded derivatives within liability host contracts (3)	—	8	129	137
Long-term debt of CSEs — FVO	—	131	12	143
Trading liabilities (5)	206	46	—	252
Total liabilities	$221	$7,203	$930	$8,354

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	December 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$99,012	$6,942	$105,954
Foreign corporate	—	55,185	6,490	61,675
U.S. Treasury and agency	36,879	24,637	—	61,516
Foreign government	—	51,355	1,311	52,666
RMBS	—	35,463	4,383	39,846
State and political subdivision	—	15,187	—	15,187
CMBS	—	13,567	765	14,332
ABS	—	12,005	2,244	14,249
Total fixed maturity securities	36,879	306,411	22,135	365,425
Equity securities:
Common stock	1,558	863	95	2,516
Non-redeemable preferred stock	—	865	250	1,115
Total equity securities	1,558	1,728	345	3,631
FVO and trading securities:
Actively Traded securities	22	627	5	654
FVO general account securities	552	57	95	704
FVO contractholder-directed unit-linked investments	11,064	3,797	455	15,316
FVO securities held by CSEs	—	3	12	15
Total FVO and trading securities	11,638	4,484	567	16,689
Short-term investments (1)	2,104	5,223	336	7,663
Mortgage loans:
Residential mortgage loans — FVO	—	—	308	308
Commercial mortgage loans held by CSEs — FVO	—	280	—	280
Total mortgage loans	—	280	308	588
Other invested assets:
Other investments	203	61	—	264
Derivative assets: (2)
Interest rate	4	8,988	63	9,055
Foreign currency exchange rate	2	2,472	25	2,499
Credit	—	175	14	189
Equity market	65	1,287	357	1,709
Total derivative assets	71	12,922	459	13,452
Total other invested assets	274	12,983	459	13,716
Net embedded derivatives within asset host contracts (3)	—	—	377	377
Separate account assets (4)	83,533	231,539	1,922	316,994
Total assets	$135,986	$562,648	$26,449	$725,083
Liabilities
Derivative liabilities: (2)
Interest rate	$9	$2,347	$—	$2,356
Foreign currency exchange rate	—	2,755	93	2,848
Credit	—	38	2	40
Equity market	2	1,112	664	1,778
Total derivative liabilities	11	6,252	759	7,022
Net embedded derivatives within liability host contracts (3)	—	7	(53)	(46)
Long-term debt of CSEs — FVO	—	138	13	151
Trading liabilities (5)	215	24	—	239
Total liabilities	$226	$6,421	$719	$7,366
__________________

(1)
Short-term investments as presented in the tables above differ from the amounts presented on the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At March 31, 2015 and December 31, 2014, equity securities also included embedded derivatives of ($303) million and ($217) million, respectively.

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
Investments
Valuation Controls and Procedures
On behalf of the Company’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 10% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2015.

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
The estimated fair value of investments in certain separate accounts included in FVO contractholder-directed unit-linked investments, FVO securities held by CSEs, other investments, long-term debt of CSEs — FVO and trading liabilities is determined on a basis consistent with the methodologies described herein for securities.
The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

Instrument	Level 2 Observable Inputs		Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and Foreign corporate securities
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields	•	delta spread adjustments to reflect specific credit-related issues
	•	spreads off benchmark yields	•	credit spreads
	•	new issuances	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	issuer rating
	•	duration	•	independent non-binding broker quotations
	•	trades of identical or comparable securities
	•	Privately-placed securities are valued using the additional key inputs:
• market yield curve
• call provisions
• observable prices and spreads for similar publicly traded or privately traded securities that incorporate the credit quality and industry sector of the issuer
• delta spread adjustments to reflect specific credit-related issues
U.S. Treasury and agency, Foreign government and State and political subdivision securities
	Valuation Techniques: Principally the market approach.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads	•	credit spreads
	•	broker-dealer quotes
	•	comparable securities that are actively traded
	•	reported trades of similar securities, including those that are actively traded, and those within the same sub-sector or with a similar maturity or credit rating
Structured securities comprised of RMBS, CMBS and ABS
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	spreads off benchmark yields
	•	expected prepayment speeds and volumes	•	independent non-binding broker quotations
	•	current and forecasted loss severity
	•	ratings
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates
	•	geographic region
	•	debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type
• payment terms of the underlying assets
• payment priority within the tranche
• structure of the security
• deal performance
• vintage of loans

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

Instrument	Level 2 Observable Inputs	Level 3 Unobservable Inputs
Equity Securities
Common and Non-redeemable preferred stock
	Valuation Techniques: Principally the market approach.	Valuation Techniques: Principally the market and income approaches.
	Key Input:	Key Inputs:
	• quoted prices in markets that are not considered active	•	credit ratings
		•	issuance structures
		•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
		•	independent non-binding broker quotations
FVO and trading securities, Short-term investments, and Other invested assets
•
FVO and trading securities, short-term investments and other investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and observable inputs used in their valuation are also similar to those described above.
•
FVO and trading securities and short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and unobservable inputs used in their valuation are also similar to those described above.

•
Contractholder-directed unit-linked investments reported within FVO and trading securities include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported NAV provided by the fund managers, which were based on observable inputs.

Mortgage Loans — FVO
Commercial mortgage loans held by CSEs — FVO
	Valuation Techniques: Principally the market approach.	•	N/A
Key Input:
• quoted securitization market price of the obligations of the CSEs determined principally by independent pricing services using observable inputs

Residential mortgage loans — FVO
	• N/A	Valuation Techniques: Principally the market approach, including matrix pricing or other similar techniques.
Key Inputs: Inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data
Separate Account Assets (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
Key Input:
	• quoted prices or reported NAV provided by the fund managers	•	N/A
Other limited partnership interests
	• N/A	Valuation Techniques: Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
		•	liquidity
		•	bid/ask spreads
		•	the performance record of the fund manager
		•	other relevant variables that may impact the exit value of the particular partnership interest
______________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives — Freestanding Derivatives Valuation Techniques and Key Inputs.”

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives, or through the use of pricing models for OTC-bilateral and OTC-cleared derivatives. The determination of estimated fair value when quoted market values are not available is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”
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
Freestanding Derivatives Valuation Techniques and Key Inputs
Level 2
This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3.
Level 3
These valuation methodologies generally use the same inputs as described in the corresponding sections for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curve	•	swap yield curve	•	swap yield curve	•	swap yield curve
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (2)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility
			•	currency volatility (2)
Level 3	•	swap yield curve (1)	•	swap yield curve (1)	•	swap yield curve (1)	•	dividend yield curves (1)
	•	basis curves (1)	•	basis curves (1)	•	credit curves (1)	•	equity volatility (1)
	•	interest rate volatility (1), (2)	•	cross currency basis curves (1)	•	credit spreads	•	correlation between model inputs (2)
			•	currency correlation	•	repurchase rates
			•	currency volatility (2)	•	independent non-binding broker quotations
______________

(1)	Extrapolation beyond the observable limits of the curve(s).

(2)	Option-based only.
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, equity or bond indexed crediting rates within certain funding agreements and annuity contracts, and those related to ceded funds withheld on reinsurance. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances and future policy benefits on the consolidated balance sheets.
The Company’s actuarial department calculates the fair value of these embedded derivatives, which are estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
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
7. Fair Value (continued)

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
The Company issues certain annuity contracts which allow the policyholder to participate in returns from equity indices. These equity indexed features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
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
7. Fair Value (continued)

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2015, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2014, transfers between Levels 1 and 2 were $160 million.
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
Transfers out of Level 3 for fixed maturity securities and short-term investments resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

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

					March 31, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(45)	-	240	43	(40)	-	240	46	Decrease
	•	Market pricing	•	Quoted prices (5)	6	-	531	122	—		750	151	Increase
	•	Consensus pricing	•	Offered quotes (5)	31	-	780	242	31	-	126	99	Increase
Foreign government	•	Market pricing	•	Quoted prices (5)	72	-	195	106	92	-	189	106	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	22	-	120	96	22	-	120	97	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	30	-	114	94	1	-	118	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	15	-	110	100	15	-	110	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	56	-	106	99	56	-	106	102	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	256	-	271		278	-	297		Increase (12)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	(50)	-	1,597		62	-	2,430		Increase (12)
			•	Correlation (8)	40%	-	54%		40%	-	55%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	100		98	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	11%	-	28%		15%	-	27%		Increase (12)
			•	Correlation (8)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.28%		0%	-	0.28%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.88%		0.04%	-	0.88%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.5%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	30%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	8.88%	-	33%		7.30%	-	33%		Increase (17)
			•	Nonperformance risk spread	(0.15)%	-	1.00%		(0.35)%	-	0.81%		Decrease (18)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)	The impact of a decrease in input would have the opposite impact on the estimated fair value. For embedded derivatives, changes are based on liability positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

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

(10)	At both March 31, 2015 and December 31, 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
7. Fair Value (continued)

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Three Months Ended March 31, 2015
Balance, beginning of period	$6,942	$6,490	$—	$1,311	$4,383	$—	$765	$2,244
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	9	—	4	13	—	—	—
Net investment gains (losses)	—	(11)	—	(22)	2	—	—	(7)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	57	(132)	—	23	(12)	—	(7)	(11)
Purchases (3)	431	178	—	43	509	—	73	868
Sales (3)	(133)	(109)	—	(53)	(240)	—	(119)	(212)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	128	93	—	215	—	2	—	8
Transfers out of Level 3 (4)	(104)	(110)	—	(137)	(110)	—	(68)	(437)
Balance, end of period	$7,321	$6,408	$—	$1,384	$4,545	$2	$644	$2,453
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$6	$—	$3	$12	$—	$—	$1
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended March 31, 2015
Balance, beginning of period	$95	$250	$5	$95	$455	$12	$336	$308
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	(18)	—	1	22
Net investment gains (losses)	(1)	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	2	(4)	—	—	—	—	(1)	—
Purchases (3)	5	4	5	—	108	—	1,332	60
Sales (3)	(5)	—	—	(6)	(145)	(1)	(25)	(49)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(12)
Transfers into Level 3 (4)	1	—	—	—	39	—	—	—
Transfers out of Level 3 (4)	(3)	(6)	—	—	(27)	(1)	(285)	—
Balance, end of period	$94	$244	$10	$89	$412	$10	$1,358	$329
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$(1)	$(15)	$—	$1	$22
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended March 31, 2015
Balance, beginning of period	$63	$(68)	$12	$(307)	$430	$1,922	$(13)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	36	—
Net derivative gains (losses)	(1)	(14)	(2)	(52)	27	—	—
Policyholder benefits and claims	—	—	—	1	24	—	—
OCI	15	—	—	—	(2)	—	—
Purchases (3)	—	—	—	—	—	231	—
Sales (3)	—	—	—	—	—	(127)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	(8)	15	—	1	(201)	(1)	1
Transfers into Level 3 (4)	—	—	—	—	—	1	—
Transfers out of Level 3 (4)	—	—	—	—	—	(6)	—
Balance, end of period	$69	$(67)	$10	$(357)	$278	$2,056	$(12)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$(1)	$(11)	$(1)	$(52)	$22	$—	$—
Policyholder benefits and claims	$—	$—	$—	$1	$25	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$7,148	$6,704	$62	$2,235	$2,957	$10	$972	$4,210
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	9	—	6	10	—	—	5
Net investment gains (losses)	(7)	—	—	(6)	8	—	1	(43)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	160	120	—	14	(12)	—	(25)	75
Purchases (3)	651	471	25	74	571	—	103	652
Sales (3)	(206)	(109)	—	(52)	(192)	—	(155)	(315)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	459	435	—	231	147	21	24	578
Transfers out of Level 3 (4)	(827)	(1,129)	(42)	(957)	(50)	(10)	(238)	(2,362)
Balance, end of period	$7,378	$6,501	$45	$1,545	$3,439	$21	$682	$2,800
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$9	$—	$5	$10	$—	$—	$—
Net investment gains (losses)	$(7)	$—	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$177	$395	$12	$29	$603	$—	$254	$338
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	14	—	1	3
Net investment gains (losses)	19	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	(8)	6	—	—	—	—	(1)	—
Purchases (3)	3	—	11	—	237	—	947	28
Sales (3)	(26)	—	(5)	—	(300)	(1)	(59)	(5)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(12)
Transfers into Level 3 (4)	38	40	—	—	96	12	—	—
Transfers out of Level 3 (4)	—	—	(7)	—	(26)	—	(110)	—
Balance, end of period	$203	$441	$11	$29	$624	$11	$1,032	$352
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$14	$—	$1	$3
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

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
__________________

(1)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses), while changes in estimated fair value of residential mortgage loans - FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(4)
Gains and losses in net income (loss) and OCI are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

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

	Residential Mortgage Loans — FVO		Certain Assets and Liabilities of CSEs — FVO (1)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Assets
Unpaid principal balance	$466	$436	$218	$223
Difference between estimated fair value and unpaid principal balance	(137)	(128)	54	57
Carrying value at estimated fair value	$329	$308	$272	$280
Loans in non-accrual status	$162	$125	$—	$—
Liabilities
Contractual principal balance			$152	$159
Difference between estimated fair value and contractual principal balance			(9)	(8)
Carrying value at estimated fair value			$143	$151
__________________

(1)
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

	At March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$95	$199	$4	$—
Other limited partnership interests (2)	$22	$4	$(11)	$(2)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2015 and 2014 were not significant.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$61,808	$—	$—	$64,567	$64,567
Policy loans	$11,606	$—	$1,664	$12,403	$14,067
Real estate joint ventures	$56	$—	$—	$136	$136
Other limited partnership interests	$643	$—	$—	$834	$834
Other invested assets	$598	$157	$41	$400	$598
Premiums, reinsurance and other receivables	$4,251	$—	$1,904	$2,447	$4,351
Other assets	$248	$—	$171	$66	$237
Liabilities
Policyholder account balances	$130,996	$—	$—	$136,355	$136,355
Long-term debt	$17,564	$—	$20,042	$—	$20,042
Collateral financing arrangements	$4,196	$—	$—	$3,958	$3,958
Junior subordinated debt securities	$3,193	$—	$4,353	$—	$4,353
Other liabilities	$6,305	$—	$4,984	$1,323	$6,307
Separate account liabilities	$119,568	$—	$119,568	$—	$119,568

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$59,530	$—	$—	$62,554	$62,554
Policy loans	$11,618	$—	$1,647	$12,287	$13,934
Real estate joint ventures	$67	$—	$—	$139	$139
Other limited partnership interests	$704	$—	$—	$906	$906
Other invested assets	$562	$172	$70	$320	$562
Premiums, reinsurance and other receivables	$3,070	$—	$713	$2,444	$3,157
Other assets	$251	$—	$175	$68	$243
Liabilities
Policyholder account balances	$134,219	$—	$—	$139,359	$139,359
Long-term debt	$16,128	$—	$18,357	$—	$18,357
Collateral financing arrangements	$4,196	$—	$—	$3,961	$3,961
Junior subordinated debt securities	$3,193	$—	$4,173	$—	$4,173
Other liabilities	$2,544	$—	$1,223	$1,323	$2,546
Separate account liabilities	$116,665	$—	$116,665	$—	$116,665
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
Policy Loans
Policy loans with fixed interest rates are classified within Level 3. The estimated fair values for these loans are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk, as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. Policy loans with variable interest rates are classified within Level 2 and the estimated fair value approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.
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
7. Fair Value (continued)

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
Other Assets
These other assets are principally comprised of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement described in Note 13 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.
Policyholder Account Balances
These policyholder account balances include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are excluded from this caption in the preceding tables as they are separately presented in “— Recurring Fair Value Measurements.”
The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts (“TCA”). The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.
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
Valuations of instruments classified as Level 3 are based primarily on discounted cash flow methodologies that utilize unobservable discount rates that can vary significantly based upon the specific terms of each individual arrangement. The determination of estimated fair values of collateral financing arrangements incorporates valuations obtained from the counterparties to the arrangements as part of the collateral management process.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

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
8. Long-term Debt
Senior Notes Issuances
In March 2015, MetLife, Inc. issued $500 million of senior notes due in March 2025 which bear interest at a fixed rate of 3.00%, payable semi-annually. Also in March 2015, MetLife, Inc. issued $1.0 billion of senior notes due in March 2045 which bear interest at a fixed rate of 4.05%, payable semi-annually. In connection with the issuances, MetLife, Inc. incurred $12 million of related costs which have been capitalized and included in other assets. These costs are being amortized over the terms of the senior notes.
9. Equity
Common Stock
During the three months ended March 31, 2015, MetLife, Inc. repurchased 19,893,284 shares through open market purchases for $986 million. MetLife, Inc. did not repurchase shares during the three months ended March 31, 2014.
At March 31, 2015, MetLife, Inc. had $275 million remaining under its common stock repurchase authorization. Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Stock-Based Compensation Plans
Performance Shares and Performance Units
For outstanding awards granted prior to the January 1, 2013 - December 31, 2015 performance period, vested Performance Shares and Performance Units were or will be multiplied by a performance factor of 0% to 200% based on MetLife, Inc.’s adjusted income, total shareholder return, and performance in change in annual net operating earnings and total shareholder return compared to the performance of its competitors, each measured with respect to the applicable three-year performance period or portions thereof. See also “— Payout of 2012 – 2014 Performance Shares” and “— Payout of 2012 – 2014 Performance Units.”

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

For outstanding awards granted for the January 1, 2013 – December 31, 2015 and later performance periods, any vested Performance Shares and Performance Units will be multiplied by a performance factor of 0% to 175%. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its financial plan. The estimated fair value of Performance Shares and Performance Units will be remeasured each quarter until they become payable.
Beginning in 2015, MetLife, Inc. grants awards under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (successor to the MetLife, Inc. 2005 Stock and Incentive Compensation Plan) and the MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan (successor to the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan), each of which was approved by MetLife, Inc. common stockholders in 2014.
Payout of 2012 – 2014 Performance Shares
Final Performance Shares are paid in shares of MetLife, Inc. common stock. The performance factor for the January 1, 2012 – December 31, 2014 performance period was 101%. This factor has been applied to the 1,756,839 Performance Shares associated with that performance period that vested on December 31, 2014 and, as a result, in April 2015, 1,774,407 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) were issued, excluding shares that payees choose to defer.
Payout of 2012 – 2014 Performance Units
Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2012 – December 31, 2014 performance period was 101%. This factor has been applied to the 129,734 Performance Units associated with that performance period that vested on December 31, 2014 and, as a result, in April 2015, the cash value of 131,031 units (less withholding for taxes and other items, as applicable) was paid.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended March 31, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$15,159	$1,076	$(3,303)	$(2,283)	$10,649
OCI before reclassifications	1,626	187	(670)	—	1,143
Deferred income tax benefit (expense)	(501)	(66)	(13)	—	(580)
OCI before reclassifications, net of income tax	16,284	1,197	(3,986)	(2,283)	11,212
Amounts reclassified from AOCI	(113)	554	—	57	498
Deferred income tax benefit (expense)	35	(196)	—	(20)	(181)
Amounts reclassified from AOCI, net of income tax	(78)	358	—	37	317
Balance, end of period	$16,206	$1,555	$(3,986)	$(2,246)	$11,529

	Three Months Ended March 31, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,183	$231	$(1,659)	$(1,651)	$5,104
OCI before reclassifications	4,852	321	(217)	—	4,956
Deferred income tax benefit (expense)	(1,645)	(113)	33	—	(1,725)
OCI before reclassifications, net of income tax	11,390	439	(1,843)	(1,651)	8,335
Amounts reclassified from AOCI	(173)	(54)	—	45	(182)
Deferred income tax benefit (expense)	59	19	—	(16)	62
Amounts reclassified from AOCI, net of income tax	(114)	(35)	—	29	(120)
Balance, end of period	$11,276	$404	$(1,843)	$(1,622)	$8,215
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$139	$112	Net investment gains (losses)
Net unrealized investment gains (losses)	40	26	Net investment income
Net unrealized investment gains (losses)	(66)	35	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	113	173
Income tax (expense) benefit	(35)	(59)
Net unrealized investment gains (losses), net of income tax	$78	$114
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$5	$15	Net derivative gains (losses)
Interest rate swaps	3	2	Net investment income
Interest rate forwards	3	—	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Interest rate forwards	1	—	Other expenses
Foreign currency swaps	(567)	36	Net derivative gains (losses)
Foreign currency swaps	—	(1)	Net investment income
Foreign currency swaps	—	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	(554)	54
Income tax (expense) benefit	196	(19)
Gains (losses) on cash flow hedges, net of income tax	$(358)	$35

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(58)	$(44)
Amortization of prior service (costs) credit	1	(1)
Amortization of defined benefit plan items, before income tax	(57)	(45)
Income tax (expense) benefit	20	16
Amortization of defined benefit plan items, net of income tax	$(37)	$(29)
Total reclassifications, net of income tax	$(317)	$120
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Compensation	$1,291	$1,205
Pension, postretirement and postemployment benefit costs	92	120
Commissions	1,157	1,288
Volume-related costs	242	201
Capitalization of DAC	(968)	(1,046)
Amortization of DAC and VOBA	1,025	1,058
Amortization of negative VOBA	(100)	(115)
Interest expense on debt	298	312
Premium taxes, licenses and fees	173	225
Professional services	330	321
Rent and related expenses, net of sublease income	83	85
Other	437	509
Total other expenses	$4,060	$4,163
11. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Certain subsidiaries sponsor and/or administer various U.S. qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. These subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees.
The components of net periodic benefit costs were as follows:

	Three Months Ended March 31,
	2015				2014
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Service costs	$54	$15	$4	$—	$50	$20	$3	$—
Interest costs	101	4	22	1	109	3	23	1
Expected return on plan assets	(134)	(2)	(20)	—	(119)	(2)	(19)	—
Amortization of net actuarial (gains) losses	47	1	10	—	41	—	3	—
Amortization of prior service costs (credit)	—	—	(1)	—	1	—	—	—
Net periodic benefit costs	$68	$18	$15	$1	$82	$21	$10	$1

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended March 31,
	2015	2014
	(In millions, except share and per share data)
Weighted Average Shares
Weighted average common stock outstanding for basic earnings per common share	1,125,703,588	1,126,922,641
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	—	3,385,696
Exercise or issuance of stock-based awards	10,057,530	10,157,701
Weighted average common stock outstanding for diluted earnings per common share	1,135,761,118	1,140,466,038
Income (Loss) from Continuing Operations
Income (loss) from continuing operations, net of income tax	$2,163	$1,342
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	5	11
Less: Preferred stock dividends	30	30
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$2,128	$1,301
Basic	$1.89	$1.15
Diluted	$1.87	$1.14
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations, net of income tax	$—	$(3)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$(3)
Basic	$—	$—
Diluted	$—	$—
Net Income (Loss)
Net income (loss)	$2,163	$1,339
Less: Net income (loss) attributable to noncontrolling interests	5	11
Less: Preferred stock dividends	30	30
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,128	$1,298
Basic	$1.89	$1.15
Diluted	$1.87	$1.14

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2015. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2015, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $400 million.
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
As reported in the 2014 Annual Report, MLIC received approximately 4,636 asbestos-related claims in 2014. During the three months ended March 31, 2015 and 2014, MLIC received approximately 1,046 and 1,366 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2015.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission (“SEC”); federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”), as well as from local and national regulators and government authorities in countries outside the United States where MetLife conducts business, seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.
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
In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for HUD regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. Under a February 25, 2015 agreement resolving this investigation, MLHL paid $123.5 million and the U.S. Department of Justice released MLHL from False Claims Act liability for FHA claims filed through August 25, 2014. The Company previously accrued the full amount of the settlement payment in its consolidated financial statements.
The inquiries and investigations referred to above could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. Exiting the MetLife Bank businesses may not protect MetLife from inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by these regulatory matters.

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
New York Licensing Inquiry
The Company entered into a consent order with the New York State Department of Financial Services (“Department of Financial Services”) to resolve its inquiry into whether American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) conducted business in New York without a license and whether representatives acting on behalf of those companies solicited, sold or negotiated insurance products in New York without a license. The Company entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. Pursuant to these agreements, in the first quarter of 2014, the Company paid $50 million to the Department of Financial Services and $10 million to the District Attorney, New York County. The Department of Financial Services consent order allows certain activities in New York related to American Life and other entities to continue through June 30, 2015. The Company is seeking legislation to allow for such activities to continue beyond that date. The Company is continuing to cooperate with the New York State Office of the Attorney General Taxpayer Protection Bureau as to its inquiry concerning American Life’s and DelAm’s New York State tax filings.
Sales Practices Regulatory Matters
Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company USA, New England Life Insurance Company (“NELICO”), and General American Life Insurance Company (“GALIC”), and broker-dealer MetLife Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that MLIC violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MetLife Investors USA Insurance Company, NELICO, MetLife Insurance Company of Connecticut and GALIC, respectively. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has appealed the dismissal order.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
13. Contingencies, Commitments and Guarantees (continued)

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a second amended complaint alleging that MetLife, Inc. and several current and former executive officers of MetLife, Inc. violated the Securities Act of 1933 (“Securities Act”), as well as the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.
City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (Circuit Court of Jefferson County, Alabama, filed July 5, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On March 31, 2015, a federal court granted plaintiff’s motion to remand this action to state court. The defendants intend to defend this action vigorously.
Derivative Actions and Demands
Seeking to sue derivatively on behalf of MetLife, Inc., two shareholders commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. Plaintiffs allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The two actions (Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012) and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012)) have been consolidated and stayed pending further order of the court. The defendants intend to continue to defend these actions vigorously.
Total Control Accounts Litigation
MLIC is a defendant in lawsuits related to its use of retained asset accounts, known as TCA, as a settlement option for death benefits.
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
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
This putative class action lawsuit alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the putative class. The court denied MLIC’s motion to dismiss the complaint. The Company intends to defend this action vigorously.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
13. Contingencies, Commitments and Guarantees (continued)

Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Ins. Co. (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by MLIC from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions have been consolidated with the Robainas action. The consolidated complaint alleges that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. MetLife intends to defend this action vigorously.
Intoccia v. Metropolitan Life Ins. Co. (S.D.N.Y., April 20, 2015); and Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015)
Plaintiffs filed these putative class actions on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with MLIC from 2009 through 2015 (the “Annuities”). The complaints allege that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. MetLife intends to defend these actions vigorously.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On August 8, 2014, the court denied the parties’ motions for summary judgment. The court has not yet set a new trial date.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
13. Contingencies, Commitments and Guarantees (continued)

C-Mart, Inc v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed these lawsuits against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The C-Mart and Cadenasso cases were voluntarily dismissed. In the Fauley case, the court in Illinois issued a final order certifying a nationwide settlement class and approving a settlement under which MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. An objector to the settlement has filed a notice to appeal the approval order.
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015)
MetLife, Inc. filed this action in federal court seeking to overturn the Financial Stability Oversight Council’s designation of MetLife, Inc. as a non-bank SIFI. The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded.
Voshall v. Metropolitan Life Ins. Co. (Superior Court of the State of California, County of Los Angeles, April 8, 2015)
Plaintiff filed this putative class action lawsuit on behalf of himself and all persons covered under a long-term group disability income insurance policy issued by MLIC to public entities in California between April 8, 2011 and April 8, 2015. Plaintiff alleges that MLIC improperly reduced benefits by including cost of living adjustments and employee paid contributions in the employer retirement benefits and other income that reduces the benefit payable under such policies. Plaintiff asserts causes of action for declaratory relief, violation of the California Business & Professions Code, breach of contract and breach of the implied covenant of good faith and fair dealing. The Company intends to defend this action vigorously.
Sales Practices Claims
Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
13. Contingencies, Commitments and Guarantees (continued)

Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.7 billion and $4.0 billion at March 31, 2015 and December 31, 2014, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $6.3 billion and $5.3 billion at March 31, 2015 and December 31, 2014, respectively.
14. Subsequent Event
Common Stock Dividend
On April 28, 2015, the MetLife, Inc. Board of Directors declared a second quarter 2015 common stock dividend of $0.375 per share payable on June 12, 2015 to shareholders of record as of May 11, 2015. The Company estimates the aggregate dividend payment will be $420 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Overview
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
As anticipated, in the first quarter of 2015, we implemented certain segment reporting changes related to the (i) measurement of segment operating earnings, which included revising our capital allocation methodology, and (ii) the realignment of consumer direct business. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income. See “— Other Key Information — Segment Information” for further details.
In the current period, we experienced sales growth across all of our regions with strong sales of group life, dental, disability and voluntary benefits products. During the current period, we benefited from higher investment income, driven by growth in our investment portfolio. Lower investment yields were driven by the sustained low interest rate environment. Net investment gains in the current period were due to the impact of changes in foreign currency exchange rates combined with higher net gains on sales and disposals of fixed maturity securities. The prior period includes the loss on the disposition of MetLife Assurance Limited (“MAL”). For further information on MAL, see Note 3 of the Notes to the Consolidated Financial Statements in the 2014 Annual Report. Derivative gains in the current period were driven by changes in foreign currency exchange rates and interest rates.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Income (loss) from continuing operations, net of income tax	$2,163	$1,342
Less: Net investment gains (losses)	286	(411)
Less: Net derivative gains (losses)	821	343
Less: Other adjustments to continuing operations (1)	(310)	(302)
Less: Provision for income tax (expense) benefit	(302)	120
Operating earnings	1,668	1,592
Less: Preferred stock dividends	30	30
Operating earnings available to common shareholders	$1,638	$1,562
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
During the three months ended March 31, 2015, income (loss) from continuing operations, net of income tax, increased $821 million over the prior period. The increase was predominantly due to a favorable change in net investment gains (losses) of $697 million ($453 million, net of income tax), primarily due to the prior period loss on the disposition of MAL and a favorable change in net derivative gains (losses) of $478 million ($310 million, net of income tax) driven by changes in foreign currency exchange rates and interest rates.
Operating earnings available to common shareholders increased $76 million over the prior period. This increase reflects higher net investment income due to growth in our investment portfolio, partially offset by the impact of decreasing investment yields on net investment income. Our prior period results include charges totaling $57 million, net of income tax, related to a settlement with the New York State Department of Financial Services (the “Department of Financial Services”) and the District Attorney, New York County.

Consolidated Company Outlook
As part of an enterprise-wide strategic initiative, we announced in May 2012 that, by 2016, we expected to increase our operating return on common stockholders’ equity (“operating ROE”), excluding accumulated other comprehensive income (“AOCI”), to the 12% to 14% range, driven by higher operating earnings. This target assumed that regulatory capital rules appropriately reflect the life insurance business model and that we have clarity on the rules in a reasonable time frame, allowing for meaningful share repurchases prior to 2016. However, due to substantially lower share repurchases, regulatory uncertainty regarding capital requirements as a non-bank systemically important financial institution (“non-bank SIFI”), lower investment margins (primarily in the U.S.) as a result of the sustained low interest rate environment, lower than anticipated merger and acquisition activity to date and the impact on our foreign operations of the strengthening of the U.S. dollar, we expect our operating ROE to be below this range.
Since we announced this strategic initiative, we have continued to expand our business outside of the U.S., thereby continuing to increase our exposure to foreign currency fluctuations. In order to enhance the understanding of our performance in light of such expansion, we have developed an additional method of calculating operating ROE that includes the impact of foreign currency translation adjustments (“FCTA”) in both components of the ratio (operating earnings and equity). The original method of calculating operating ROE excludes all components of AOCI, including FCTA; the new method refines the calculation by excluding AOCI other than FCTA. FCTA can have a positive or negative impact on operating ROE depending on the strength of the U.S. dollar compared to other currencies. Reflecting FCTA in both components of the ratio eliminates volatility in the ratio due to foreign currency fluctuations. We expect our operating ROE excluding AOCI other than FCTA to be approximately 11% in 2016.
We expect to achieve our operating ROE target by primarily focusing on the following:

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

•
Expanding our presence in emerging markets, including potential merger and acquisition activity. In our 2012 strategic plan, we expected that by 2016, 20% or more of our operating earnings would come from emerging markets, with the acquisition of Administradora de Fondos de Pensiones Provida S.A. (“ProVida”) contributing to this increase. However, due to the strengthening of the U.S. dollar, increased earnings from the favorable U.S. equity markets, and lower than anticipated merger and acquisition activity, we expect to be below the 20% target in 2016.

•	Disciplined underwriting. We see no significant changes to the underlying trends that drive underwriting results; however, unanticipated catastrophes could result in a high volume of claims.

•	Expense management in the light of the low interest rate environment, and continued expense control throughout the Company.

•	Continued disciplined approach to investing and asset/liability management (“ALM”), through our enterprise risk and ALM governance process.
Part of this strategic initiative has been to leverage our scale to improve the value we provide to customers and shareholders and achieve $1 billion in annual efficiencies, up to $400 million of which will be reinvested in technology, platforms and functionality to improve our current operations and develop new capabilities. We also continue to balance our product mix between protection products and more capital-intensive products in order to maintain predictable operating earnings and cash flows. To this end, we introduced new variable annuity products and/or enhancements in late 2014 and early 2015. We anticipate profitable growth for annuity sales in 2015 and beyond.

Other Key Information
Basis of Presentation
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of February 28, 2015 and November 30, 2014 and the operating results of such subsidiaries for the three months ended February 28, 2015 and 2014. The Company is in the process of converting to calendar year reporting for these subsidiaries. We expect to substantially complete these conversions by 2016. The impact of the conversions on our financial statements to date has been de minimis and, therefore, has been reported in net income in the quarter of conversion.
Segment Information
In the first quarter of 2015, we implemented certain segment reporting changes related to the (i) measurement of segment operating earnings, which included revising our capital allocation methodology, and (ii) the realignment of consumer direct business. Consequently, prior period results for the three months ended March 31, 2014 were impacted as follows:

•	Retail’s operating earnings increased by $24 million, net of $44 million of income tax benefit;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased by $2 million, net of $1 million of income tax;

•	Corporate Benefit Funding’s operating earnings decreased by $15 million, net of $8 million of income tax benefit;

•	Latin America’s operating earnings decreased by $25 million, net of $16 million of income tax benefit;

•	Asia’s operating earnings increased by $5 million, net of $1 million of income tax;

•	EMEA’s operating earnings decreased by $17 million, net of $7 million of income tax benefit; and

•	Corporate & Other’s operating earnings increased by $26 million, net of $73 million of income tax.
Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2014 Annual Report.
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. More recently, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. However, the election of a new government in Greece in January 2015 has renewed fears about the possibility of a default on Greek sovereign debt or an exit of Greece from the Euro zone. Such an event would have uncertain impacts on interest rates and risk markets. Greater European Central Bank (“ECB”) and International Monetary Fund (“IMF”) support, stronger liquidity facilities and gradually improving macroeconomic conditions may mitigate the consequences of such exit on the rest of Europe. See “— Investments — Current Environment” for information regarding our exposure to obligations of European governments and private obligors.

The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles in Greece or that some countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of sovereign bonds with maturities of one to three years. The OMT has not been activated to date, but the possibility of its use by the ECB helped to lower sovereign yields in Europe’s perimeter region. However, in October 2014, the Court of Justice of the European Union (“ECJ”) heard arguments relating to a lawsuit challenging the legality of the OMT. On January 14, 2015, the Advocate General of the ECJ issued his opinion that the OMT is not necessarily outside of the mandate of the ECB; this opinion, however, is not binding on the ECJ. While the ECJ’s decision is not expected until later in 2015, the outcome could affect the ECB’s ability and willingness to purchase sovereign bonds and strain economic and financial stability in Europe should the ECJ rule that the OMT program is outside the ECB’s mandate.
In the second half of 2014, the ECB cut interest rates further, imposing a negative rate on bank deposits, and announced additional accommodative monetary policy measures in an effort to lessen the risk of deflation in the Euro zone. These measures included providing cheap financing to incentivize banks to extend loans and, in November 2014, buying private sector asset-backed securities and covered bonds. At its meeting on January 22, 2015, the ECB expanded its asset purchase program to €60 billion per month in bond purchases to include ECB purchases of sovereign debt on secondary markets (“quantitative easing” or “QE”). The QE program commenced in March 2015 and is expected to run through September 2016. These initiatives are intended to counter the threat of deflation, lower borrowing costs in the Euro zone and encourage corporations to issue more asset-backed securities, with the indirect positive effect of placing pressure on the euro/U.S. dollar exchange rate. Economic growth in the Euro zone is showing signs of improving but continues to be weak overall, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region in particular continue to pursue policies to reduce their relative cost of production and reduce macroeconomic imbalances. In addition, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2014 Annual Report. See also “— Investments — Current Environment — Selected Country and Sector Investments” for information regarding our investments in Ukraine, Russia, and Argentina.
We face substantial exposure to the Japanese economy given our operations there. Despite some recovery in gross domestic product (“GDP”) growth and rising inflation in the first half of 2014, momentum has slowed and is expected to remain relatively depressed. Meanwhile, structural weaknesses and debt sustainability have yet to be addressed effectively, which leaves the economy vulnerable to further disruption. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other developed country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the announcement of a supplementary budget stimulus program totaling 2% of GDP and the adoption of a 2% inflation target by the Bank of Japan. In early April 2013, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. In October 2013, the government agreed to raise the consumption tax from 5% to 8% effective April 1, 2014. This led to two consecutive quarters of growth contraction, causing the government to delay a planned increase in the consumption tax to 10% until 2017. On October 31, 2014, the Bank of Japan announced a program to purchase larger quantities of government bonds. Such purchases are intended to keep borrowing costs low and the yen weak thereby supporting economic growth. Despite continued weakness in the yen, inflation is not expected to rise materially given still weak GDP growth. Japan’s public debt trajectory could continue to rise until a strategy to consolidate public finances and growth-enhancing reforms are implemented. On December 30, 2014, the government of Japan proposed a tax reform plan that would lower the Japanese tax rate by approximately 2% effective April 1, 2015. The tax reform plan was enacted in its proposed form on March 31, 2015. As a result, the Company expects to record a one-time benefit of $170 to $180 million in the second quarter of 2015, which includes an increase in Asia’s operating earnings of approximately $60 million. In addition, we expect this tax law change will favorably affect our estimated annual effective tax rate for 2015 by approximately 0.2% as compared to 2014.

Impact of a Sustained Low Interest Rate Environment
As a global insurance company, we are affected by the monetary policy of central banks around the world, as well as the monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) in the United States. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity, including keeping interest rates low. The Federal Reserve Board may reverse this policy and begin raising rates sometime over the next year, at a pace which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales.
On October 29, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing sufficient underlying strength in the economy to support progress toward maximum employment and the substantial improvement in the outlook for labor market conditions since the inception of its asset purchase program, decided to conclude the program. Most recently, on March 18, 2015, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to 0.25%, until it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2.0% target over the medium term. The possibility of the Federal Reserve Board increasing the federal funds rate in the next twelve months may affect interest rates and risk markets in the U.S. and other developed and emerging economies. However, the timing of any increases of the federal funds rate by the Federal Reserve Board is uncertain and subject to change depending on the Federal Reserve Board’s assessment of economic growth, inflation and other risks.
Regulatory Developments
In the U.S., our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. As a non-bank SIFI, MetLife, Inc. is also subject to regulation by the Federal Reserve Board and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”). Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). See “— U.S. Regulation” below and “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2014 Annual Report, as amended and supplemented elsewhere herein, and “Business — Regulation — U.S. Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” in the 2014 Annual Report.
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the countries in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. As a global systemically important insurer (“G-SII”), MetLife, Inc. may also become subject to additional capital requirements. See “— International Regulation” below and “Business — Regulation — International Regulation” in the 2014 Annual Report.

U.S. Regulation
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators in January 2013 and March 2014. Because MetLife, Inc. is now supervised as a non-bank SIFI, an April 2015 Supervisory College was co-chaired by the Department of Financial Services and the Federal Reserve Bank of New York and attended by MetLife’s key U.S. and international regulators, including the FDIC, which has joint authority with the Federal Reserve Board over MetLife’s resolution plan. See “— Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” below. We have not received any reports or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
In the first quarter of 2015, the Department of Financial Services announced that it would integrate regular, targeted assessments of cyber-security preparedness at insurance companies as part of its examination process, propose regulations requiring heightened standards for cyber-security and examine stronger measures related to representations and warranties insurance companies receive from third-party vendors. The Department of Financial Services also issued an information request to insurers requiring the submission of detailed information on security policies, procedures and programs, on the basis of which it will perform a comprehensive risk assessment of each institution followed by expanded information technology examinations that focus more attention on cyber-security. MetLife has submitted its response to this request.
Regulation as a Non-Bank SIFI
Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, the Federal Reserve Board proposed a rule (“Regulation YY”) that would have applied a set of prudential standards to non-bank SIFIs, including enhanced risk-based capital (“RBC”) requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. The Federal Reserve Board’s proposal contemplated that these standards could be tailored for different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. In February 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. However, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. As a non-bank SIFI, MetLife, Inc. will be required to submit a resolution plan by December 31, 2016, unless the Federal Reserve Board and FDIC require a different due date.

ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen.
The Department of Labor (“DOL”) proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife, in providing investment advice with respect to ERISA plans or IRAs, could be deemed a fiduciary under ERISA or the Code. The DOL also proposed amendments to its prohibited transaction exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements in respect of, transactions involving ERISA plans, plan participants and IRAs. If the new DOL proposals become final, MetLife may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide.
International Regulation
Solvency Regimes
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
Other Solvency Regimes
In addition, our insurance business in Mexico will be impacted by Mexico’s insurance law reform, adopted in February 2013. The reform envisions a Solvency II-type regulatory framework, instituting changes to reserve and capital requirements and corporate governance and fostering greater transparency. While originally scheduled to be effective in April 2015, in October 2014, the grace period for implementation of certain legal requirements related to RBC and assets and liabilities valuation was extended to January 2016. During this extended consultation period, two new quantitative impact studies will be performed. Other requirements, such as governance, risk and control requirements, retained the original deadline and became effective on April 6, 2015.
In Chile, the law implementing Solvency II-like regulation is currently in the studies stage. However, the Chilean insurance regulator has already issued two resolutions, one for governance, and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. In January 2015, the regulator requested an impact study considering the third draft of the regulation for RBC requirements for submission no later than May 29, 2015. The law is expected to be published and approved in 2015, with the RBC regulation in force in 2016.

Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. In July 2013 and November 2014, the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. The FSB will continue to update the list annually.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR and HLA results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR until fully adopted and implemented in 2019. Work on HLA development is in early stages and how the HLA requirements will be computed remains unclear. It is expected that the IAIS will publish an exposure draft of HLA requirements in June 2015; they are required to be finalized by the end of 2015. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. The IAIS will finalize an Interim ICS by the end of 2018 with the further goal of reaching an Ultimate ICS at some later date. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain.
Mortgage and Foreclosure-Related Exposures
MetLife no longer engages in the origination, sale and servicing of forward and reverse residential mortgage loans. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company’s exit from the businesses of MetLife Bank, National Association (“MetLife Bank”) and Note 21 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for further information regarding our mortgage and foreclosure-related exposures.
Notwithstanding MetLife Bank’s exit from the origination and servicing businesses, MetLife Home Loans LLC remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $84 million and $85 million at March 31, 2015 and December 31, 2014, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $36 million and $38 million at March 31, 2015 and December 31, 2014, respectively. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of goodwill and related impairment;

(vii)	measurement of employee benefit plan liabilities;

(viii)	measurement of income taxes and the valuation of deferred tax assets; and

(ix)	liabilities for litigation and regulatory matters.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in our business.
Our economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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

Results of Operations
Consolidated Results
Sales experience was positive in the majority of our businesses for the current period as compared to the prior period. With the improving employment picture and gradual growth in the U.S. economy, our group term life, dental, disability and voluntary benefits businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. Despite a decline in funding ratios for defined benefit pension plans of Standard & Poor’s Ratings Services (“S&P”) 500 companies, we experienced an increase in sales of pension closeouts. Competitive pricing in the current period drove an increase in structured settlement sales. Sales in the majority of our other businesses abroad improved. In our Retail segment, life and individual disability sales increased.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Revenues
Premiums	$9,253	$9,219
Universal life and investment-type product policy fees	2,394	2,421
Net investment income	5,461	5,035
Other revenues	495	478
Net investment gains (losses)	286	(411)
Net derivative gains (losses)	821	343
Total revenues	18,710	17,085
Expenses
Policyholder benefits and claims and policyholder dividends	9,596	9,627
Interest credited to policyholder account balances	1,995	1,469
Capitalization of DAC	(968)	(1,046)
Amortization of DAC and VOBA	1,025	1,058
Amortization of negative VOBA	(100)	(115)
Interest expense on debt	298	312
Other expenses	3,805	3,954
Total expenses	15,651	15,259
Income (loss) from continuing operations before provision for income tax	3,059	1,826
Provision for income tax expense (benefit)	896	484
Income (loss) from continuing operations, net of income tax	2,163	1,342
Income (loss) from discontinued operations, net of income tax	—	(3)
Net income (loss)	2,163	1,339
Less: Net income (loss) attributable to noncontrolling interests	5	11
Net income (loss) attributable to MetLife, Inc.	2,158	1,328
Less: Preferred stock dividends	30	30
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,128	$1,298
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
During the three months ended March 31, 2015, income (loss) from continuing operations, before provision for income tax, increased $1.2 billion ($821 million, net of income tax) over the prior period primarily driven by favorable changes in net investment and net derivative gains (losses).

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

	Three Months Ended March 31,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$446	$236
Foreign currency exchange rate	376	46
Credit	14	11
Equity	(50)	(12)
Non-VA embedded derivatives	(45)	(13)
Total non-VA program derivatives	741	268
VA program derivatives
Market risks in embedded derivatives	(12)	(26)
Nonperformance risk on embedded derivatives	69	43
Other risks in embedded derivatives	(39)	(113)
Total embedded derivatives	18	(96)
Freestanding derivatives hedging embedded derivatives	62	171
Total VA program derivatives	80	75
Net derivative gains (losses)	$821	$343

The favorable change in net derivative gains (losses) on non-VA program derivatives was $473 million ($307 million, net of income tax). This was primarily due to the strengthening of the U.S. dollar relative to other key currencies favorably impacting foreign currency swaps and forwards that primarily hedge foreign denominated fixed maturity securities. Higher interest rate volatility, increased notional, as well as mid to long-term interest rates, on average, decreasing more in the current period than in the prior period, favorably impacted receive-fixed interest rate swaptions primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $5 million ($3 million, net of income tax). This was due to a favorable change of $74 million ($48 million, net of income tax) on other risks in embedded derivatives and a favorable change of $26 million ($17 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, partially offset by an unfavorable change of $95 million ($62 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $74 million ($48 million, net of income tax) favorable change in other risks in embedded derivatives reflected:

•	In-force changes and the mismatch of fund performance between actual and modeled funds which resulted in a favorable period over period change in the valuation of the embedded derivatives.

•	The cross effect of capital markets changes which resulted in a favorable period over period change in the valuation of the embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, which resulted in a favorable period over period change in the valuation of embedded derivatives.

The aforementioned $26 million ($17 million, net of income tax) favorable change in the nonperformance risk adjustment was due to a favorable change of $36 million, before income tax, related to changes in our own credit spread, partially offset by an unfavorable change of $10 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees.
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
When the risk free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free interest rate, thus creating a gain from including an adjustment for nonperformance risk.
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.
The foregoing $95 million ($62 million, net of income tax) unfavorable change was comprised of a $109 million ($71 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, which was partially offset by a $14 million ($9 million, net of income tax) favorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Key equity index levels increased more in the current period than in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the Russell 2000 Index increased by 4% in the current period and increased by 1% in the prior period.

•
Key equity volatility measures increased in the current period and decreased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the Japanese yen strengthened against the euro by 11% in the current period as compared with 2% in the prior period.

•
On average, mid to long-term interest rates decreased more in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the seven year U.S. swap rate decreased by 25 basis points in the current period and decreased by 13 basis points in the prior period.

The favorable change in net investment gains (losses) of $697 million ($453 million, net of income tax) primarily reflects a favorable change due to a prior period loss on the disposition of MAL and the current period impact of the strengthening of the U.S. dollar relative to other key currencies, combined with higher net gains on sales and disposals of fixed maturity securities.
Income tax expense for the three months ended March 31, 2015 was $896 million, or 29% of income (loss) from continuing operations before provision for income tax, compared with $484 million, or 27% of income (loss) from continuing operations before provision for income tax, for the three months ended March 31, 2014. The Company’s current period effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing and foreign earnings taxed at lower rates than the U.S. statutory rate. The Company’s prior period effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, foreign earnings taxed at lower rates than the U.S. statutory rate and the tax effects of the MAL divestiture. The prior period included an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter, which was not deductible for income tax purposes.
On April 9, 2015, the U.S. Internal Revenue Service (“IRS”) issued to MetLife a Statutory Notice of Deficiency (the “Notice”) for years 2000, 2001 and 2002. The Notice asserted that MetLife owes additional taxes and interest for these years primarily due to the disallowance of foreign tax credits. The transactions that are the subject of the Notice continue through 2009, and it is likely that the IRS will seek to challenge these later periods. MetLife currently intends to pay in a timely manner the assessed tax plus interest for 2000 through 2002, and will subsequently file a claim for refund. MetLife will defend its position vigorously, and continues to believe that its reserves are sufficient to fund any income tax liability that could result from the IRS actions.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $76 million, net of income tax, and was $1.6 billion, net of income tax, for both the three months ended March 31, 2015 and 2014.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders
Three Months Ended March 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$776	$336	$529	$118	$348	$67	$(11)	$2,163
Less: Net investment gains (losses)	68	3	205	(2)	68	3	(59)	286
Less: Net derivative gains (losses)	313	205	80	(21)	18	1	225	821
Less: Other adjustments to continuing operations (1)	(192)	(42)	(39)	5	(55)	19	(6)	(310)
Less: Provision for income tax (expense) benefit	(66)	(58)	(86)	5	(10)	(26)	(61)	(302)
Operating earnings	$653	$228	$369	$131	$327	$70	(110)	1,668
Less: Preferred stock dividends							30	30
Operating earnings available to common shareholders							$(140)	$1,638
Three Months Ended March 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$591	$233	$48	$115	$430	$86	$(161)	$1,342
Less: Net investment gains (losses)	6	(11)	(541)	29	157	(9)	(42)	(411)
Less: Net derivative gains (losses)	71	116	103	(4)	(7)	38	26	343
Less: Other adjustments to continuing operations (1)	(147)	(39)	(2)	(87)	(12)	(1)	(14)	(302)
Less: Provision for income tax (expense) benefit	25	(23)	148	19	(41)	(13)	5	120
Operating earnings	$636	$190	$340	$158	$333	$71	(136)	1,592
Less: Preferred stock dividends							30	30
Operating earnings available to common shareholders							$(166)	$1,562
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended March 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,563	$5,062	$2,231	$1,212	$3,074	$1,236	$332	$18,710
Less: Net investment gains (losses)	68	3	205	(2)	68	3	(59)	286
Less: Net derivative gains (losses)	313	205	80	(21)	18	1	225	821
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	6	(2)	—	4
Less: Other adjustments to revenues (1)	(34)	(42)	(27)	14	121	531	4	567
Total operating revenues	$5,216	$4,896	$1,973	$1,221	$2,861	$703	$162	$17,032
Total expenses	$4,452	$4,541	$1,420	$1,068	$2,568	$1,132	$470	$15,651
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	85	—	—	—	12	(2)	—	95
Less: Other adjustments to expenses (1)	73	—	12	9	170	512	10	786
Total operating expenses	$4,294	$4,541	$1,408	$1,059	$2,386	$622	$460	$14,770
Three Months Ended March 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,263	$4,808	$1,410	$1,327	$3,108	$951	$218	$17,085
Less: Net investment gains (losses)	6	(11)	(541)	29	157	(9)	(42)	(411)
Less: Net derivative gains (losses)	71	116	103	(4)	(7)	38	26	343
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—	3	—	3
Less: Other adjustments to revenues (1)	(24)	(39)	40	4	(48)	90	11	34
Total operating revenues	$5,210	$4,742	$1,808	$1,298	$3,006	$829	$223	$17,116
Total expenses	$4,422	$4,451	$1,328	$1,213	$2,489	$832	$524	$15,259
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(2)	—	—	—	(1)	4	—	1
Less: Other adjustments to expenses (1)	125	—	42	91	(35)	90	25	338
Total operating expenses	$4,299	$4,451	$1,286	$1,122	$2,525	$738	$499	$14,920
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$9,253	$9,217
Universal life and investment-type product policy fees	2,294	2,323
Net investment income	4,982	5,085
Other revenues	503	491
Total operating revenues	17,032	17,116
Operating expenses
Policyholder benefits and claims and policyholder dividends	9,447	9,373
Interest credited to policyholder account balances	1,331	1,401
Capitalization of DAC	(968)	(1,046)
Amortization of DAC and VOBA	953	1,050
Amortization of negative VOBA	(90)	(103)
Interest expense on debt	297	294
Other expenses	3,800	3,951
Total operating expenses	14,770	14,920
Provision for income tax expense (benefit)	594	604
Operating earnings	1,668	1,592
Less: Preferred stock dividends	30	30
Operating earnings available to common shareholders	$1,638	$1,562
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the increase in operating earnings were higher net investment income from portfolio growth and the prior period charge related to the aforementioned settlement of a licensing matter, partially offset by a decrease in results due to changes in market factors, driven by the impact of decreasing investment yields on net investment income. Changes in foreign currency exchange rates had a $72 million negative impact on results compared to the prior period.
Each of our segments benefited from higher sales and business growth across the majority of our products. Excluding the impact of the divested businesses, growth in our investment portfolios in the majority of our segments generated higher net investment income. Broad based in-force growth across the region and surrenders of fixed annuity products in Japan resulted in higher fee income in our Asia segment. The changes in business growth discussed above resulted in a $165 million increase in operating earnings.

Market factors, including the sustained low interest rate environment, continued to impact our investment yields. Excluding the results of the divested businesses and the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with corresponding fluctuations in policyholder benefits, resulting in minimal impacts to operating earnings. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as well as by lower returns on our private equity investments and real estate joint ventures. These decreases were partially offset by improved earnings on alternative investments, higher returns on currency and interest rate derivatives and increased prepayment fees. Yields were also favorably impacted by increased sales of foreign currency-denominated fixed annuities in Japan, resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities. The decrease in operating earnings from lower investment yields was partially offset by lower DAC amortization, an increase in asset-based fee income, and decreased costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”) in our Retail segment. The changes in market factors discussed above resulted in a $61 million decrease in operating earnings.
Less favorable mortality was driven by our Retail segment. In addition, in our property & casualty businesses, catastrophe-related losses increased due to severe winter weather in the current period. This was partially offset by a decrease in non-catastrophe related claim costs in our property & casualty businesses and favorable morbidity in our Retail segment. The combined impact of mortality, morbidity and claims experience decreased operating earnings by $30 million.
Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in a $28 million increase in operating earnings. A $55 million increase in expenses was the result of higher employee-related costs, primarily in our Retail segment, an increase in expenses associated with corporate initiatives and projects, and a prior period increase in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities. These increases were virtually offset by prior period charges totaling $57 million related to the aforementioned settlement of a licensing matter.
The Company’s current and prior period effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The current period includes benefits of $15 million related primarily to non-taxable investment income. In addition, the prior period includes an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter which was not deductible for income tax.

Segment Results and Corporate & Other
Retail

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$1,749	$1,724
Universal life and investment-type product policy fees	1,236	1,247
Net investment income	1,980	1,994
Other revenues	251	245
Total operating revenues	5,216	5,210
Operating expenses
Policyholder benefits and claims and policyholder dividends	2,449	2,407
Interest credited to policyholder account balances	542	555
Capitalization of DAC	(247)	(234)
Amortization of DAC and VOBA	375	429
Interest expense on debt	(1)	—
Other expenses	1,176	1,142
Total operating expenses	4,294	4,299
Provision for income tax expense (benefit)	269	275
Operating earnings	$653	$636
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Life sales increased 24% compared to the prior period, driven by increases in our term life products, due to pricing actions, and whole life products, as a result of several large cases and continued focused marketing. Individual disability sales increased 23% as a result of focused marketing and increased engagement across our distribution channels. Retail annuity sales were essentially flat, although we expect our sales to continue to increase in the future as we introduced new variable annuity products and/or enhancements in late 2014 and early 2015. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances continue to increase as a result of strong market performance, partially offset by negative net flows as surrenders and withdrawals exceeded sales.
A $27 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income. This favorable impact was partially offset by a related increase in DAC amortization and an increase in interest credited expenses. In our property & casualty business, an increase in average premium per policy in both the auto and homeowners businesses improved operating earnings, but was partially offset by a decrease in exposures. In our deferred annuities business, the impact of negative net flows contributed to a decrease in average separate account balances, and consequently, asset-based fee income, partially offset by lower DAC amortization due to the decrease in our in-force business. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to the prior period.

A $30 million increase in operating earnings was attributable to market factors, including equity markets and interest rates. The rising equity markets increased our average separate account balances which resulted in an increase in asset-based fee income, lower DAC amortization and lower costs associated with our variable annuity GMDBs. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in current period income from lower yields was partially offset by higher income on interest rate swaps as well as a related decrease in DAC amortization in our fixed annuity and life businesses. Lower returns on private equity investments and hedge funds were partially offset by increased prepayment fees and better returns on alternative investments.
Less favorable mortality experience in our life businesses resulted in a $31 million decrease in operating earnings. In our property & casualty business, catastrophe-related losses increased $14 million, mainly due to severe winter weather in the current period.  This unfavorable result was partially offset by a decrease of $12 million in non-catastrophe claim costs, the result of lower frequencies in our homeowners businesses, partially offset by higher frequencies in our auto business, coupled with higher severities in both our auto and homeowners businesses. In addition, favorable morbidity experience in our individual disability income business resulted in a $7 million increase in operating earnings.
Operating earnings decreased due to an increase in expenses of $21 million, mainly the result of higher employee related costs. In the current period, we realized additional tax benefits of $8 million related to the separate account dividends received deduction. Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in a slight increase in operating earnings.
Group, Voluntary & Worksite Benefits

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$4,117	$4,002
Universal life and investment-type product policy fees	188	177
Net investment income	478	456
Other revenues	113	107
Total operating revenues	4,896	4,742
Operating expenses
Policyholder benefits and claims and policyholder dividends	3,835	3,781
Interest credited to policyholder account balances	37	40
Capitalization of DAC	(36)	(34)
Amortization of DAC and VOBA	41	36
Other expenses	664	628
Total operating expenses	4,541	4,451
Provision for income tax expense (benefit)	127	101
Operating earnings	$228	$190
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
In the current period, premiums increased across the segment as a result of gradual growth in the U.S. economy, an improving employment picture and mild inflation. Our term life, dental, disability and voluntary benefits businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from pricing actions on existing business. The impact of experience adjustments on our term life participating contracts decreased premiums, representing a return to a more normal trend; however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment.

Our life business experienced favorable mortality in the current period, mainly due to a decrease in claims severity in the term life business, partially offset by higher claims incidence in the group universal life business, which resulted in a $10 million increase in operating earnings. Unfavorable claims experience in our disability business, primarily driven by higher approvals, was virtually offset by higher net closures and the impact of lapses on certain insurance liabilities in our long-term care business. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $20 million increase in operating earnings. In our property & casualty business, catastrophe-related losses increased by $19 million, mainly due to severe winter weather in the current period. This unfavorable result was partially offset by a decrease of $3 million in non-catastrophe claim costs, the result of lower frequencies in our homeowners businesses, partially offset by higher frequencies in our auto business, as well as higher severities in both our auto and homeowners businesses.
Investment yields improved as a result of higher returns on alternative investments, currency and interest rate derivatives and increased prepayment fees. This was partially offset by lower yields on our mortgage loans and fixed maturity securities, as a result of the sustained low interest rate environment, as well as lower returns on other limited partnership interests. Unlike in the Retail and Corporate Benefit Funding segments, in the Group Voluntary & Worksite Benefits segment, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yields, coupled with lower crediting rates in the current period, increased operating earnings by $6 million.
An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $9 million. Growth in premiums, as well as an increase in allocated equity, partially offset by a reduction in other liabilities and policyholder account balances, resulted in an increase in our average invested assets, improving operating earnings by $11 million. Consistent with the growth in average invested assets from premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased by $6 million. An increase in the annual assessment of the Patient Protection and Affordable Care Act fee increased other expenses by $7 million in the current period; however, the impact of the assessment was significantly offset by a related increase in premiums in the dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues.
Corporate Benefit Funding

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$418	$301
Universal life and investment-type product policy fees	54	57
Net investment income	1,430	1,382
Other revenues	71	68
Total operating revenues	1,973	1,808
Operating expenses
Policyholder benefits and claims and policyholder dividends	991	888
Interest credited to policyholder account balances	293	278
Capitalization of DAC	(6)	(1)
Amortization of DAC and VOBA	5	4
Interest expense on debt	1	2
Other expenses	124	115
Total operating expenses	1,408	1,286
Provision for income tax expense (benefit)	196	182
Operating earnings	$369	$340
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.

Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2015, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Higher pension plan closeouts in the current period resulted in an increase in premiums. In addition, competitive pricing in the current period drove an increase in structured settlement sales. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.
The impact of current period deposits and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income and resulted in a $61 million increase in operating earnings. While interest credited expense increased in response to higher average balances for funding agreements driven by stronger sales in the current period, this was more than offset by a decrease in interest credited expense on lower average account balances for other products and resulted in a $5 million increase to operating earnings.
The sustained low interest rate environment drove lower investment yields on fixed maturity securities and mortgage loans. In addition, weaker equity markets in the current period resulted in lower returns on private equity investments. These unfavorable changes were partially offset by the favorable impact of changes in market factors resulting in higher income on interest rate and currency derivatives and improved earnings on alternative investments. An increase in interest credited expense, resulting from a higher average rate, was driven by the effect of divesting a lower yielding product in early 2014. The impact of lower investment returns and higher interest credited expense resulted in a decrease in operating earnings of $53 million.
More favorable mortality, primarily from our pension closeout business, in the current period resulted in a $6 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods increased operating earnings by $8 million.
Latin America

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$699	$683
Universal life and investment-type product policy fees	294	311
Net investment income	218	297
Other revenues	10	7
Total operating revenues	1,221	1,298
Operating expenses
Policyholder benefits and claims and policyholder dividends	581	616
Interest credited to policyholder account balances	86	98
Capitalization of DAC	(111)	(107)
Amortization of DAC and VOBA	78	79
Other expenses	425	436
Total operating expenses	1,059	1,122
Provision for income tax expense (benefit)	31	18
Operating earnings	$131	$158
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $27 million over the prior period. The impact of changes in foreign currency exchange rates decreased operating earnings by $23 million for the first quarter of 2015 compared to the prior period.

Latin America experienced organic growth and increased sales of life and retirement products in several countries, as well as increased life and accident & health products in our U.S. direct business. This was partially offset by decreased accident & health sales in Mexico, Chile and Brazil. The resulting increase in premiums was partially offset by related changes in policyholder benefits. Growth in our businesses and the impact of inflation drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities. Increases in marketing costs and commissions resulted in higher operating expenses. Business growth also drove an increase in DAC amortization. The items discussed above were the primary drivers of a $15 million increase in operating earnings.
The net impact of changes in market factors resulted in a $5 million decrease in operating earnings. This decrease was primarily driven by the unfavorable impact of inflation and higher interest credited expense across several countries, partially offset by higher investment yields on fixed income securities in Mexico and Brazil due to higher interest rates.
Tax-related adjustments decreased operating earnings by $14 million, primarily driven by a prior period tax benefit in Argentina due to the devaluation of the peso.
Asia

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$1,752	$1,890
Universal life and investment-type product policy fees	397	389
Net investment income	684	700
Other revenues	28	27
Total operating revenues	2,861	3,006
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,340	1,397
Interest credited to policyholder account balances	337	387
Capitalization of DAC	(435)	(494)
Amortization of DAC and VOBA	326	338
Amortization of negative VOBA	(86)	(94)
Other expenses	904	991
Total operating expenses	2,386	2,525
Provision for income tax expense (benefit)	148	148
Operating earnings	$327	$333
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $6 million from the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $30 million for the first quarter of 2015 compared to the prior period and resulted in significant variances in the financial statement line items.
Asia’s premiums, fees and other revenues increased over the prior period driven by broad based in-force growth across the region, including growth in our ordinary life and accident & health businesses in Japan, our accident & health business in Korea, and our group insurance business in Australia. During the current period, surrenders of fixed annuity products in Japan also contributed to higher fee income. Positive net flows in Korea, India and Bangladesh, partially offset by the impact of fixed annuity surrenders in Japan, resulted in higher average invested assets and generated a slight increase in net investment income. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $18 million.

Investment returns were positively affected by the favorable impact of increased sales of foreign currency-denominated fixed annuities resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. Improved operating results of our China joint venture combined with higher returns on private equity investments and increased prepayment fee income in Japan also drove higher operating earnings. These increases in yields were partially offset by the continued growth of lower yielding Japanese government securities and lower net investment income on fixed maturity securities in Korea due to a decline in interest rates. The combined impact of the items discussed above offset by the impact of foreign currency hedges, increased operating earnings by $10 million.
EMEA

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$508	$597
Universal life and investment-type product policy fees	102	109
Net investment income	83	107
Other revenues	10	16
Total operating revenues	703	829
Operating expenses
Policyholder benefits and claims and policyholder dividends	239	261
Interest credited to policyholder account balances	30	34
Capitalization of DAC	(133)	(176)
Amortization of DAC and VOBA	128	164
Amortization of negative VOBA	(4)	(9)
Other expenses	362	464
Total operating expenses	622	738
Provision for income tax expense (benefit)	11	20
Operating earnings	$70	$71
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $1 million from the prior period. The impact of changes in foreign currency exchange rates reduced operating earnings by $19 million for the first quarter of 2015 compared to the prior period.
In the current period, we converted to calendar year reporting for certain of our subsidiaries, which resulted in a $2 million increase to operating earnings. In addition, current period operating earnings include a $3 million tax benefit in Poland.
Sales increased compared to the prior period, primarily driven by growth in the Middle East. In addition, operating earnings increased in the current period resulting from favorable claims experience in the region. The combined impact of the items discussed above increased operating earnings by $13 million.

Corporate & Other

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$10	$20
Universal life and investment-type product policy fees	23	33
Net investment income	109	149
Other revenues	20	21
Total operating revenues	162	223
Operating expenses
Policyholder benefits and claims and policyholder dividends	12	23
Interest credited to policyholder account balances	6	9
Interest expense on debt	297	292
Other expenses	145	175
Total operating expenses	460	499
Provision for income tax expense (benefit)	(188)	(140)
Operating earnings	(110)	(136)
Less: Preferred stock dividends	30	30
Operating earnings available to common shareholders	$(140)	$(166)
The table below presents operating earnings available to common shareholders by source net of income tax:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Other business activities	$12	$16
Other net investment income	71	97
Interest expense on debt	(193)	(190)
Preferred stock dividends	(30)	(30)
Acquisition costs	—	(2)
Corporate initiatives and projects	(39)	(28)
Incremental tax benefit	84	43
Other	(45)	(72)
Operating earnings available to common shareholders	$(140)	$(166)
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings available to common shareholders and operating earnings each increased by $26 million, primarily due to higher incremental tax benefits and lower other expenses, partially offset by lower net investment income.
Operating earnings from other business activities decreased $4 million. This was primarily due to lower operating earnings from start-up operations, partially offset by higher operating earnings from the assumed reinsurance from our former operating joint venture in Japan, which was primarily due to lower returns in the current period.

Other net investment income decreased by $26 million. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, lower yields on fixed maturity securities as a result of the sustained low interest rate environment, lower returns on private equity investments and real estate joint ventures, as well as lower income on interest rate and currency derivatives. These decreases were partially offset by increased income from higher average invested assets.
Expenses associated with corporate initiatives and projects increased by $11 million, primarily due to increased costs associated with enterprise-wide initiatives taken by the Company.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The prior period includes an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter that was not deductible for income tax purposes. In addition, we had higher utilization of tax preferenced investments and other benefits which increased our operating earnings by $23 million over the prior period.
Our results for the prior period include charges totaling $57 million related to the aforementioned settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. This was partially offset by an $18 million prior period increase in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities.
Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee, chaired by Global Risk Management Department, reviews and monitors investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, have contributed to global market volatility. As a global insurance company, we are also affected by the monetary policy of central banks around the world. Financial markets have also been affected by concerns over the direction of U.S. fiscal policy, although these concerns have abated since late 2013. See “— Industry Trends — Financial and Economic Environment.” The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and, more recently, through its asset purchase programs. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment.” The ECB has also recently adopted an array of stimulus measures, including an expanded asset purchase program and a negative rate on bank deposits, which are intended to lessen the risk of a prolonged period of deflation and support economic recovery in the Euro zone. See “— Industry Trends — Financial and Economic Environment” for further information on such measures, as well as for information regarding actions taken by central banks around the world to support the economic recovery, including actions taken by Japan’s central government and the Bank of Japan to boost inflation expectations and achieve sustainable economic growth in Japan. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.

European Region Investments
Excluding Europe’s perimeter region and Cyprus which are discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the United Kingdom, Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. We maintain general account investments in the European Region to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European Region operations invest in the region for diversification. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities. At March 31, 2015, our exposure to fixed maturity securities and perpetual hybrid securities classified as non-redeemable preferred stock in the European Region totaled $38.0 billion, at estimated fair value, of which $7.7 billion was in sovereign fixed maturity securities. See Also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Region Investments” included in the 2014 Annual Report for further information.
Selected Country and Sector Investments
Concerns about the economic conditions, capital markets and the solvency of certain EU member states, including Europe’s perimeter region and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility, and has affected the performance of various asset classes in recent years. More recently, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. This, combined with greater ECB support and gradually improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of certain countries in Europe’s perimeter region and Cyprus and, with the exception of Greece, the risk of possible withdrawal of one or more countries from the Euro zone. See “— Industry Trends — Financial and Economic Environment.”
We maintain general account investments in Europe’s perimeter region and Cyprus to support our insurance operations and related policyholder liabilities in these countries. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of Europe’s perimeter region and Cyprus totaled $113 million and $1.6 billion, at estimated fair value, respectively, at March 31, 2015. See also — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments” included in the 2014 Annual Report for further information by country.
There have been concerns about the political and economic stability of Ukraine, Russia and Argentina. We maintain general account investments in Ukraine, Russia and Argentina to support our insurance operations and related policyholder liabilities in these countries. Our exposure to the sovereign fixed maturity securities and total fixed maturity securities of Ukraine, Russia and Argentina totaled $778 million and $977 million, at estimated fair value, respectively, at March 31, 2015. See also — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments” included in the 2014 Annual Report for further information by country.
There also has been an increased focus on energy sector investments as a result of lower oil prices. Our net exposure to energy sector fixed maturity securities was $14.9 billion (comprised of fixed maturity securities of $14.6 billion at estimated fair value and related net written credit default swaps of $285 million at notional value), of which 83% were investment grade, with an unrealized gain of $1.2 billion at March 31, 2015.
We manage direct and indirect investment exposure in these countries and this sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect general account investments in these countries or this sector to have a material adverse effect on our results of operations or financial condition.

Current Environment — Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), and level of unrealized gains (losses) within the various asset classes in our investment portfolio and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “— Industry Trends” included elsewhere herein and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” included in the 2014 Annual Report.
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

	For the Three Months Ended March 31,
	2015		2014
	Yield % (1)	Amount	Yield % (1)	Amount
		(In millions)		(In millions)
Fixed maturity securities (2)(3)	4.64%	$3,569	4.76%	$3,685
Mortgage loans (3)	4.80%	730	5.08%	709
Real estate and real estate joint ventures	3.10%	81	3.45%	89
Policy loans	5.24%	152	5.33%	157
Equity securities	4.01%	31	3.86%	30
Other limited partnerships	10.62%	215	17.28%	329
Cash and short-term investments	1.00%	33	1.16%	45
Other invested assets		327		220
Total before investment fees and expenses	4.89%	5,138	5.02%	5,264
Investment fees and expenses	(0.15)	(156)	(0.13)	(136)
Net investment income including divested businesses (4), (5)	4.74%	4,982	4.89%	5,128
Less: net investment income from divested businesses (4), (5)		—		43
Net investment income (5)		$4,982		$5,085
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

(2)	Investment income (loss) includes amounts for fair value option (‘FVO”) and trading securities of $37 million for both the three months ended March 31, 2015 and 2014.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Yield calculations include the net investment income and ending carrying values of the divested businesses. The net investment income adjustment for divested businesses was $0 million and $43 million for the three months ended March 31, 2015 and 2014, respectively. The net investment income adjustment includes scheduled periodic settlement payments on derivatives not qualifying for hedge accounting adjustment that are excluded in the scheduled periodic settlement payments on derivatives not qualifying for hedge accounting line in the GAAP net investment income reconciliation presented below. The scheduled periodic settlement payments excluded were $0 million and ($3) million for the three months ended March 31, 2015 and 2014, respectively.

(5)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs and contractholder-directed unit-linked investments. Such reclassifications are presented in the table below.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net investment income — in the above yield table	$4,982	$5,085
Real estate discontinued operations	—	(1)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(200)	(175)
Contractholder-directed unit-linked investments	677	65
Divested businesses	—	43
Operating joint venture adjustments	1	—
Incremental net investment income from CSEs	1	18
Net investment income — GAAP consolidated statements of operations	$5,461	$5,035
See “— Results of Operations — Consolidated Results — Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014” for an analysis of the period over period changes in net investment income.
Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities available-for-sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	March 31, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Fixed maturity securities
Publicly-traded	$320,662	87.5%	$315,167	86.2%
Privately-placed	45,613	12.5	50,258	13.8
Total fixed maturity securities	$366,275	100.0%	$365,425	100.0%
Percentage of cash and invested assets	69.8%		70.7%
Equity securities
Publicly-traded	$2,637	71.0%	$2,569	70.8%
Privately-held	1,076	29.0	1,062	29.2
Total equity securities	$3,713	100.0%	$3,631	100.0%
Percentage of cash and invested assets	0.7%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$983		$1,009
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$1,031		$1,265
Included within fixed maturity and equity securities are perpetual securities. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Included within fixed maturity securities is redeemable preferred stock with a stated maturity. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.

In connection with our investment management business, we manage on behalf of institutional clients privately-placed and infrastructure fixed maturity securities which had an estimated fair value of $4.3 billion and $4.1 billion at March 31, 2015 and December 31, 2014, respectively. These assets are not included in our interim condensed consolidated financial statements.
Also in connection with our investment management business, we manage index investment portfolios that track the return of standard industry fixed income and equity market indices such as the Barclays U.S. Aggregate Bond Index and S&P 500® Index.  These assets had an estimated fair value of $28.3 billion and $27.7 billion at March 31, 2015 and December 31, 2014, respectively, and are included within separate account assets in our interim condensed consolidated financial statements.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Valuation of Securities” included in the 2014 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	March 31, 2015
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1
Quoted prices in active markets for identical assets	$36,713	10.0%	$1,598	43.0%
Level 2
Independent pricing source	270,405	73.9	801	21.6
Internal matrix pricing or discounted cash flow techniques	36,400	9.9	976	26.3
Significant other observable inputs	306,805	83.8	1,777	47.9
Level 3
Independent pricing source	6,183	1.7	218	5.9
Internal matrix pricing or discounted cash flow techniques	14,346	3.9	105	2.8
Independent broker quotations	2,228	0.6	15	0.4
Significant unobservable inputs	22,757	6.2	338	9.1
Total estimated fair value	$366,275	100.0%	$3,713	100.0%
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at March 31, 2015 are as follows:

•
The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in four sectors: U.S. and foreign corporate securities, residential mortgage-backed securities (“RMBS”), and asset-backed securities (“ABS”).

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: alternative residential mortgage loan (“Alt-A”) and sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities); less liquid collateralized obligation ABS and foreign government securities.

•
During the three months ended March 31, 2015, Level 3 fixed maturity securities increased by $622 million, or 3%. The increase was driven by purchases in excess of sales, partially offset by net transfers out of Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss) (“OCI”). The purchases in excess of sales were concentrated in ABS, U.S. and foreign corporate securities and RMBS. The net transfers out of Level 3 were concentrated in ABS and RMBS and the decrease in estimated fair value recognized in OCI was concentrated in foreign corporate securities.

See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; analysis of transfers into and/or out of Level 3; and further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2014 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Fixed Maturity Securities Credit Quality — Ratings” included in the 2014 Annual Report for a discussion of the credit quality ratings assigned by rating agencies and credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities.
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

The following table presents total fixed maturity securities by Nationally Recognized Statistical Ratings Organizations (“NRSRO”) rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		March 31, 2015				December 31, 2014
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(In millions)				(In millions)
1	Aaa/Aa/A	$232,511	$26,196	$258,707	70.6%	$233,246	$23,837	$257,083	70.4%
2	Baa	75,598	6,796	82,394	22.5	76,754	6,654	83,408	22.8
	Subtotal investment grade	308,109	32,992	341,101	93.1	310,000	30,491	340,491	93.2
3	Ba	16,034	280	16,314	4.5	14,967	178	15,145	4.1
4	B	7,491	(34)	7,457	2.0	8,481	(96)	8,385	2.3
5	Caa and lower	1,228	97	1,325	0.4	1,296	44	1,340	0.4
6	In or near default	47	31	78	—	36	28	64	—
	Subtotal below investment grade	24,800	374	25,174	6.9	24,780	154	24,934	6.8
	Total fixed maturity securities	$332,909	$33,366	$366,275	100.0%	$334,780	$30,645	$365,425	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2015
U.S. corporate	$45,063	$45,130	$10,419	$5,193	$519	$11	$106,335
Foreign corporate	24,766	30,649	3,677	1,252	149	1	60,494
U.S. Treasury and agency	60,472	—	—	—	—	—	60,472
Foreign government	45,743	4,416	1,338	415	398	51	52,361
RMBS	41,305	876	778	573	241	11	43,784
State and political subdivision	15,153	530	10	17	—	—	15,710
CMBS	13,216	5	82	5	3	—	13,311
ABS	12,989	788	10	2	15	4	13,808
Total fixed maturity securities	$258,707	$82,394	$16,314	$7,457	$1,325	$78	$366,275
Percentage of total	70.6%	22.5%	4.5%	2.0%	0.4%	—%	100.0%

December 31, 2014
U.S. corporate	$46,043	$44,174	$9,627	$5,602	$497	$11	$105,954
Foreign corporate	25,368	31,084	3,775	1,358	89	1	61,675
U.S. Treasury and agency	61,516	—	—	—	—	—	61,516
Foreign government	44,837	5,763	744	863	418	41	52,666
RMBS	37,156	1,049	766	551	318	6	39,846
State and political subdivision	14,656	501	30	—	—	—	15,187
CMBS	14,124	30	166	9	3	—	14,332
ABS	13,383	807	37	2	15	5	14,249
Total fixed maturity securities	$257,083	$83,408	$15,145	$8,385	$1,340	$64	$365,425
Percentage of total	70.4%	22.8%	4.1%	2.3%	0.4%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both March 31, 2015 and December 31, 2014. The tables below present our U.S. and foreign corporate securities holdings at:

	March 31, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$60,494	36.3%	$61,675	36.8%
U.S. corporate fixed maturity securities — by industry:
Consumer	27,989	16.8	27,808	16.6
Industrial	27,262	16.3	27,221	16.2
Utility	20,384	12.2	20,029	12.0
Finance	18,812	11.3	18,688	11.1
Communications	7,917	4.7	8,071	4.8
Other	3,971	2.4	4,137	2.5
Total	$166,829	100.0%	$167,629	100.0%
__________________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
We held $70.9 billion and $68.4 billion of structured securities, at estimated fair value, at March 31, 2015 and December 31, 2014, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	March 31, 2015			December 31, 2014
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$21,087	48.2%	$1,139	$20,269	50.9%	$1,083
Pass-through securities	22,697	51.8	809	19,577	49.1	699
Total RMBS	$43,784	100.0%	$1,948	$39,846	100.0%	$1,782
By risk profile:
Agency	$30,344	69.3%	$1,597	$26,818	67.3%	$1,469
Prime	2,593	5.9	75	2,648	6.6	68
Alt-A	5,804	13.3	129	5,540	13.9	85
Sub-prime	5,043	11.5	147	4,840	12.2	160
Total RMBS	$43,784	100.0%	$1,948	$39,846	100.0%	$1,782
Ratings profile:
Rated Aaa/AAA	$30,868	70.5%		$27,362	68.7%
Designated NAIC 1	$41,305	94.3%		$37,156	93.2%

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Structured Securities” included in the 2014 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, Alt-A and sub-prime RMBS.
Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $4.1 billion and $3.9 billion with unrealized gains (losses) of $120 million and $130 million at March 31, 2015 and December 31, 2014, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	March 31, 2015
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2005	$1,541	$1,567	$412	$424	$203	$210	$128	$132	$22	$23	$2,306	$2,356
2006	1,864	1,912	104	107	104	107	55	62	—	—	2,127	2,188
2007	779	802	24	25	194	203	—	—	128	131	1,125	1,161
2008 - 2010	5	5	—	—	14	14	—	—	—	—	19	19
2011	560	605	23	25	63	66	—	—	—	—	646	696
2012	349	393	242	256	845	888	—	—	3	3	1,439	1,540
2013	770	828	473	523	1,338	1,419	13	10	—	—	2,594	2,780
2014	445	463	956	987	694	720	—	—	—	—	2,095	2,170
2015	227	225	136	130	48	46	—	—	—	—	411	401
Total	$6,540	$6,800	$2,370	$2,477	$3,503	$3,673	$196	$204	$153	$157	$12,762	$13,311
Ratings Distribution		51.1%		18.6%		27.6%		1.5%		1.2%		100.0%

	December 31, 2014
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2004	$251	$258	$25	$27	$54	$56	$40	$40	$17	$17	$387	$398
2005	2,278	2,300	412	426	243	253	111	115	9	13	3,053	3,107
2006	1,983	2,056	103	106	107	110	66	73	—	—	2,259	2,345
2007	694	720	64	67	195	205	41	43	129	131	1,123	1,166
2008 - 2010	5	5	—	—	25	25	—	—	—	—	30	30
2011	561	603	23	24	63	65	—	—	4	4	651	696
2012	467	559	245	255	842	866	—	—	3	3	1,557	1,683
2013	802	854	467	505	1,330	1,393	13	11	—	—	2,612	2,763
2014	466	480	883	900	652	677	13	14	76	73	2,090	2,144
Total	$7,507	$7,835	$2,222	$2,310	$3,511	$3,650	$284	$296	$238	$241	$13,762	$14,332
Ratings Distribution		54.7%		16.1%		25.5%		2.0%		1.7%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 99.3% and 98.5% of total CMBS at March 31, 2015 and December 31, 2014, respectively.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	March 31, 2015			December 31, 2014
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized obligations	$5,442	39.4%	$(42)	$5,262	36.9%	$(46)
Foreign residential loans	1,921	13.9	46	2,146	15.1	63
Student loans	1,884	13.7	31	1,997	14.0	42
Automobile loans	1,162	8.4	8	1,625	11.4	10
Credit card loans	1,088	7.9	45	1,195	8.4	44
Other loans	2,311	16.7	35	2,024	14.2	15
Total	$13,808	100.0%	$123	$14,249	100.0%	$128
Ratings profile:
Rated Aaa/AAA	$7,705	55.8%		$7,950	55.8%
Designated NAIC 1	$12,989	94.1%		$13,383	93.9%
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $18 million and $11 million for the three months ended March 31, 2015 and 2014, respectively. Impairments of fixed maturity securities were $18 million and $10 million for the three months ended March 31, 2015 and 2014, respectively. Impairments of equity securities were less than $1 million and $1 million for the three months ended March 31, 2015 and 2014, respectively.
Credit-related impairments of fixed maturity securities were $18 million and $10 million for the three months ended March 31, 2015 and 2014, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Overall OTTI losses recognized in earnings on fixed maturity and equity securities continue to be modest and were $18 million for the three months ended March 31, 2015 as compared to $11 million in the prior period. The most significant increase was related to additional impairments on certain Alt-A securities. RMBS impairments were $13 million for the three months ended March 31, 2015, as compared to $3 million for the three months ended March 31, 2014.
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

FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $16.5 billion and $16.7 billion at estimated fair value, or 3.1% and 3.2% of total cash and invested assets, at March 31, 2015 and December 31, 2014, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned at inception of the loan. We monitor the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary throughout the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program.
Repurchase Agreement Transactions
We participate in repurchase and reverse repurchase agreement transactions whereby fixed maturity securities are loaned to unaffiliated financial institutions, and contemporaneously other fixed maturity securities are borrowed from the unaffiliated financial institutions. We obtain cash collateral in an amount greater than or equal to 95% of the estimated fair value of the securities loaned, and pledge cash collateral in an amount generally equal to 98% of the estimated fair value of the borrowed securities at the inception of the transaction. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged, and are not reflected in the consolidated financial statements. These transactions are treated as collateralized borrowing and lending and the Company has elected to offset amounts recognized as receivables and payables resulting from these transactions.
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding our repurchase and reverse repurchase agreement transactions.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	March 31, 2015				December 31, 2014
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$42,164	67.9%	$225	0.5%	$41,088	68.7%	$224	0.5%
Agricultural	12,333	19.9	39	0.3%	12,378	20.7	39	0.3%
Residential	7,626	12.2	51	0.7%	6,369	10.6	42	0.7%
Total	$62,123	100.0%	$315	0.5%	$59,835	100.0%	$305	0.5%

The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our mortgage loan portfolios, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located outside the U.S., at March 31, 2015. The carrying value of our mortgage loans located in California, New York and Texas were 21%, 11% and 7%, respectively, of total mortgage loans at March 31, 2015. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
In connection with our investment management business, we manage commercial mortgage loans on behalf of institutional clients which had an unpaid principal balance of $1.3 billion and $1.2 billion at March 31, 2015 and December 31, 2014, respectively. These assets are not included in our interim condensed consolidated financial statements.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans:

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
Pacific	$9,197	21.8%	$8,620	21.0%
Middle Atlantic	7,617	18.1	7,689	18.7
International	7,630	18.1	7,251	17.7
South Atlantic	6,249	14.8	6,384	15.5
West South Central	3,939	9.3	3,990	9.7
East North Central	2,520	6.0	2,430	5.9
New England	1,151	2.7	1,155	2.8
Mountain	1,169	2.8	932	2.3
East South Central	423	1.0	424	1.0
West North Central	138	0.3	140	0.3
Multi-Region and Other	2,131	5.1	2,073	5.1
Total recorded investment	42,164	100.0%	41,088	100.0%
Less: valuation allowances	225		224
Carrying value, net of valuation allowances	$41,939		$40,864
Property Type:
Office	$21,094	50.0%	$21,400	52.1%
Retail	9,543	22.6	9,389	22.9
Hotel	4,483	10.6	4,196	10.2
Apartment	4,696	11.2	3,786	9.2
Industrial	2,157	5.1	2,133	5.2
Other	191	0.5	184	0.4
Total recorded investment	42,164	100.0%	41,088	100.0%
Less: valuation allowances	225		224
Carrying value, net of valuation allowances	$41,939		$40,864

Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including reviewing loans that are current, past due, restructured and under foreclosure. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans. See “— Real Estate and Real Estate Joint Ventures” for real estate acquired through foreclosure.
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
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both March 31, 2015 and December 31, 2014, and our average debt service coverage ratio was 2.6x at both March 31, 2015 and December 31, 2014. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 44% at both March 31, 2015 and December 31, 2014. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowances” included in the 2014 Annual Report for further information on our mortgage loan valuation allowance policy.
See Notes 5 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the three months ended March 31, 2015 and 2014.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 84% were located in the United States, with the remaining 16% located outside the United States, at March 31, 2015. The carrying value of our real estate investments located in California, Japan and Florida were 19%, 13% and 10%, respectively, of total real estate investments at March 31, 2015.

Real estate investments by type consisted of the following at:

	March 31, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$9,402	91.2%	$9,386	89.2%
Real estate joint ventures and funds	595	5.8	647	6.2
Subtotal	9,997	97.0	10,033	95.4
Foreclosed (commercial, agricultural and residential)	257	2.5	320	3.0
Real estate held-for-investment	10,254	99.5	10,353	98.4
Real estate held-for-sale	56	0.5	172	1.6
Total real estate and real estate joint ventures	$10,310	100.0%	$10,525	100.0%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2014 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $13.3 billion at both March 31, 2015 and December 31, 2014.
In connection with our investment management business, we manage real estate investments on behalf of institutional clients which had an estimated net asset value of $2.9 billion and $2.8 billion at March 31, 2015 and December 31, 2014, respectively. These assets are not included in our interim condensed consolidated financial statements.
Other Limited Partnership Interests
The carrying value of other limited partnership interests was $8.1 billion at both March 31, 2015 and December 31, 2014, which included $2.5 billion and $2.4 billion of hedge funds, at March 31, 2015 and December 31, 2014, respectively.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	March 31, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$15,791	66.5%	$13,452	63.2%
Tax credit and renewable energy partnerships	2,919	12.3	2,752	12.9%
Leveraged leases, net of non-recourse debt	1,768	7.4	1,785	8.4%
Direct financing leases	1,098	4.6	1,119	5.3%
Funds withheld	757	3.2	763	3.6%
Operating joint ventures	517	2.2	513	2.4%
Other	913	3.8	899	4.2%
Total	$23,763	100.0%	$21,283	100.0%
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $14.1 billion and $8.6 billion, or 2.7% and 1.7% of total cash and invested assets, at March 31, 2015 and December 31, 2014, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $2.1 billion and $4.5 billion at March 31, 2015 and December 31, 2014, respectively, or 0.4% and 0.9% of total cash and invested assets, at March 31, 2015 and December 31, 2014, respectively.

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2015 and December 31, 2014.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months ended March 31, 2015 and 2014.
See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” included in the 2014 Annual Report for more information about our use of derivatives by major hedge program.
Fair Value Hierarchy
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
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
Derivatives categorized as Level 3 at March 31, 2015 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At both March 31, 2015 and December 31, 2014, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to certain purchased equity index options that are valued using models dependent on an unobservable market correlation input, equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread and foreign currency swaps and forwards that are valued using an unobservable portion of the swap yield curve. The unobservable equity variance spread is calculated from a comparison between broker offered equity variance swap volatility and observable equity index option volatility. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curve. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations.

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Three Months Ended March 31, 2015
Gain (loss) recognized in net income (loss)	($68) million
Percentage of gain (loss) attributable to observable inputs	39%
Primary drivers of observable gain (loss)	Strengthening of U.S. dollar versus foreign currencies on receive foreign, pay-U.S. dollar forwards; decreases in broker quoted equity volatility; and increases in equity index levels.
Percentage of gain (loss) attributable to unobservable inputs	61%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2014 Annual Report for further information on the estimates and assumptions that affect derivatives.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2015		December 31, 2014
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$2,711	$(34)	$2,830	$(26)
Written (2)	10,206	186	10,527	175
Total	$12,917	$152	$13,357	$149
__________________

(1)
The gross notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $269 million and ($7) million, respectively, at March 31, 2015 and $250 million and ($6) million, respectively, at December 31, 2014.

(2)	The gross notional amount and estimated fair value for written credit default swaps in the trading portfolio were $15 million and $1 million at both March 31, 2015 and December 31, 2014.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended March 31,
	2015			2014
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$9	$(21)	$(12)	$9	$(7)	$2
Written (3), (4)	19	(15)	4	7	(16)	(9)
Total	$28	$(36)	$(8)	$16	$(23)	$(7)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $1 million and ($2) million, respectively, for the three months ended March 31, 2015 and $2 million and ($1) million, respectively, for the three months ended March 31, 2014.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $1 million and $0, respectively, for the three months ended March 31, 2015 and insignificant for the three months ended March 31, 2014.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by insurance regulators and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we will seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, at times, can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.
Embedded Derivatives
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2014 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured credit facility and certain committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements.

Collateral for Securities Lending, Repurchase Agreement Transactions, Third-Party Custodian Administered Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $170 million and $83 million at estimated fair value at March 31, 2015 and December 31, 2014, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” and “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We participate in repurchase and reverse repurchase agreement transactions. In connection with these transactions, we obtain fixed maturity securities as collateral from unaffiliated financial institutions, which can be re-pledged, and which have not been recorded on our consolidated balance sheets. The amount of these securities and the amount which were re-pledged was $505 million and $117 million, respectively, at estimated fair value at March 31, 2015. We had no such securities as of December 31, 2014. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Repurchase Agreement Transactions” for discussion of our repurchase and reverse repurchase agreements, and the classification of the associated net receivable/payable and expense.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $551 million and $642 million at March 31, 2015 and December 31, 2014, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $597 million and $682 million at March 31, 2015 and December 31, 2014, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $2.4 billion and $4.2 billion at March 31, 2015 and December 31, 2014, respectively. In certain instances, cash collateral pledged to the Company as initial margin for “OTC-bilateral” derivatives (over-the-counter (“OTC”) bilateral contracts between two counterparties) is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this cash collateral was $327 million and $263 million at March 31, 2015 and December 31, 2014, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Other
Additionally, we make mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Other than these investment-related commitments which are disclosed in Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from these investment- related commitments. For further information on these investment-related commitments see “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations.”
See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale,” “— Investments — Mortgage Loans,” “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our investments in fixed maturity and equity securities, mortgage loans and partnerships.

Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2014 Annual Report.
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
Insurance regulators in many of the non-U.S. countries in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “Business — Regulation — International Regulation” included in the 2014 Annual Report.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for additional information. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Interest Rate Stress Scenario” included in the 2014 Annual Report and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment (as well as Corporate & Other) follows.
Retail
Future policy benefits for the life business are comprised mainly of liabilities for traditional life and for universal and variable life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. We have entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For our property & casualty business, future policy benefits include unearned premium reserves and liabilities for unpaid claims and claim expenses and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. For the annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.
Group, Voluntary & Worksite Benefits
With the exception of our property & casualty business, future policy benefits for our Group and Voluntary & Worksite businesses are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, long-term care policies, active life policies and premium stabilization and other contingency liabilities held under life insurance contracts. The future policy benefits for the property & casualty products offered by the Voluntary & Worksite and Retail property & casualty businesses are the same. Liabilities for unpaid claims are estimated based upon assumptions such as rates of claim frequencies, levels of severities, inflation, judicial trends, legislative changes or regulatory decisions. Assumptions are based upon our historical experience and analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business, and consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

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
EMEA
Future policy benefits for this segment include unearned premium reserves for group life and credit insurance contracts. Future policy benefits are also held for traditional life, endowment and annuity contracts with significant mortality risk and accident & health contracts. Factors impacting these liabilities include lower than expected asset reinvestment rates, market volatility, actual lapses resulting in lower than expected income, and actual mortality or morbidity resulting in higher than expected benefit payments. We mitigate our risks by having premiums which are adjustable or cancellable in some cases, and by applying various ALM strategies.
Corporate & Other
Future policy benefits primarily include liabilities for certain run-off long-term care and workers’ compensation business written by MetLife USA. Additionally, future policy benefits include liabilities for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as insurance.
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Interest Rate Stress Scenario” included in the 2014 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for additional information. A discussion of policyholder account balances by segment (as well as Corporate & Other) follows.
Retail
Life & Other policyholder account balances are held for retained asset accounts, universal life policies and the fixed account of variable life insurance policies. For Annuities, policyholder account balances are held for fixed deferred annuities, the fixed account portion of variable annuities, and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario. Additionally, policyholder account balances are held for variable annuity guaranteed minimum living benefits that are accounted for as embedded derivatives.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	March 31, 2015
	Account Value (1)	Account Value at Guarantee (1)
Guaranteed Minimum Crediting Rate	(In millions)
Life & Other
Greater than 0% but less than 2%	$108	$108
Equal to 2% but less than 4%	$14,097	$6,873
Equal to or greater than 4%	$8,682	$4,644
Annuities
Greater than 0% but less than 2%	$3,249	$2,792
Equal to 2% but less than 4%	$31,699	$26,269
Equal to or greater than 4%	$2,476	$2,432
__________________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At March 31, 2015, excess interest reserves were $118 million and $342 million for Life & Other and Annuities, respectively.
Group, Voluntary & Worksite Benefits
Policyholder account balances in this segment are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies and specialized life insurance products for benefit programs. Policyholder account balances are credited interest at a rate we determine, which are influenced by current market rates. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	March 31, 2015
	Account Value (1)	Account Value at Guarantee (1)
Guaranteed Minimum Crediting Rate	(In millions)
Greater than 0% but less than 2%	$4,893	$4,893
Equal to 2% but less than 4%	$2,113	$2,090
Equal to or greater than 4%	$658	$632
__________________

(1)	These amounts are not adjusted for policy loans.
Corporate Benefit Funding
Policyholder account balances in this segment are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) London InterBank Offered Rate (also, LIBOR). We are exposed to interest rate risks, as well as foreign currency exchange rate risk when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.

Latin America
Policyholder account balances in this segment are held largely for investment-type products and universal life products in Mexico, and deferred annuities in Brazil. Some of the deferred annuities in Brazil are unit-linked-type funds that do not meet the GAAP definition of separate accounts. The rest of the deferred annuities have minimum credited rate guarantees, and these liabilities and the universal life liabilities are generally impacted by sustained periods of low interest rates. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.
Asia
Policyholder account balances in this segment are held largely for fixed income retirement and savings plans, fixed deferred annuities, interest sensitive whole life products, universal life and, to a lesser degree, liability amounts for unit-linked-type funds that do not meet the GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in Asia that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in Asia are accounted for as embedded derivatives and recorded at estimated fair value and are also included within policyholder account balances. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. We mitigate our risks by applying various ALM strategies and with reinsurance. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated underlying investments, as the return on assets is generally passed directly to the policyholder.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	March 31, 2015
	Account Value (2)	Account Value at Guarantee (2)
Guaranteed Minimum Crediting Rate (1)	(In millions)
Annuities
Greater than 0% but less than 2%	$21,006	$2,981
Equal to 2% but less than 4%	$1,054	$15,545
Equal to or greater than 4%	$2	$2
Life & Other
Greater than 0% but less than 2%	$5,954	$5,605
Equal to 2% but less than 4%	$17,478	$7,947
Equal to or greater than 4%	$264	$—
__________________

(1)
Excludes negative VOBA liabilities of $1.5 billion at March 31, 2015, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities associated with the acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”). These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

(2)	These amounts are not adjusted for policy loans.
EMEA
Policyholder account balances in this segment are held mostly for universal life, deferred annuity, pension products, and unit-linked-type funds that do not meet the GAAP definition of separate accounts. They are also held for endowment products without significant mortality risk. Where there are interest rate guarantees, these liabilities are generally impacted by sustained periods of low interest rates. We mitigate our risks by applying various ALM strategies. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.
Corporate & Other
Policyholder account balances in Corporate & Other are held for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as embedded derivatives.

Variable Annuity Guarantees
We issue, directly and through assumed reinsurance, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for additional information.
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
Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.
The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Americas
GMDB	$482	$710	$—	$—
GMIB	1,666	1,993	(1,120)	(1,278)
GMAB	—	—	4	2
GMWB	111	104	155	38
Asia
GMDB	29	29	—	—
GMAB	—	—	26	22
GMWB	113	91	133	129
EMEA
GMDB	6	2	—	—
GMAB	—	—	27	23
GMWB	115	26	(55)	(61)
Corporate & Other
GMDB	15	17	—	—
GMAB	—	—	15	23
GMWB	83	74	853	949
Total	$2,620	$3,046	$38	$(153)

The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $369 million and $299 million at March 31, 2015 and December 31, 2014, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
The carrying values of these guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign currency exchange rates. Carrying values are also impacted by our assumptions around mortality, separate account returns and policyholder behavior, including lapse rates.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at March 31, 2015:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$106,922	$12,713
Annual step-up	30,966	—
Roll-up and step-up combination	40,153	—
Total	$178,041	$12,713
__________________

(1)	Total contract account value excludes $2.1 billion for contracts with no GMDBs and $11.0 billion of total contract account value in the EMEA and Asia segments.
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

Living Benefit Guarantees
The table below presents our living benefit guarantees based on total contract account values at March 31, 2015:

	Total Contract Account Value (1)
	Americas	Corporate & Other
	(In millions)
GMIB	$99,370	$—
GMWB - non-life contingent	6,446	3,103
GMWB - life-contingent	21,913	8,290
GMAB	445	1,320
	$128,174	$12,713
__________________

(1)	Total contract account value excludes $52.1 billion for contracts with no living benefit guarantees and $9.1 billion of total contract account value in the EMEA and Asia segments.
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
The table below presents our GMIBs, by their guaranteed payout basis, at March 31, 2015:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$36,065
7-year setback, 1.5% interest rate	6,143
10-year setback, 1.5% interest rate	20,164
10-year mortality projection, 10-year setback, 1.0% interest rate	32,382
10-year mortality projection, 10-year setback, 0.5% interest rate	4,616
$99,370
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.
Additionally, 33% of the $99.4 billion of GMIB total contract account value has been invested in managed volatility funds as of March 31, 2015. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIB are required to invest in these funds.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of March 31, 2015, only 12% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of seven years.

Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. The net amount at risk for GMIB was $1,867 million at March 31, 2015. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at March 31, 2015:

	In-the- Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30% +	$1,656	1.7%
	20% to 30%	1,333	1.4%
	10% to 20%	2,916	2.9%
	0% to 10%	5,656	5.7%
		11,561
Out-of-the-money	-10% to 0%	9,416	9.5%
	-20% to -10%	19,523	19.6%
	-20% +	58,870	59.2%
		87,809
Total GMIBs		$99,370
Derivatives Hedging Variable Annuity Guarantees
In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various OTC and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	March 31, 2015			December 31, 2014
Primary Underlying Risk Exposure		Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$22,840	$2,174	$934	$22,794	$1,881	$834
	Interest rate futures	3,557	9	6	2,707	3	9
	Interest rate options	25,510	1,191	1	36,510	908	26
Foreign currency exchange rate	Foreign currency forwards	2,127	32	17	2,241	1	137
	Foreign currency futures	443	1	2	522	2	—
Equity market	Equity futures	6,239	34	7	6,065	65	2
	Equity options	41,286	1,409	1,079	37,427	1,422	1,035
	Variance swaps	24,449	192	664	24,598	196	639
	Total rate of return swaps	3,375	11	78	3,297	22	101
	Total	$129,826	$5,053	$2,788	$136,161	$4,500	$2,783
The change in estimated fair values of our derivatives is recorded in policyholder benefits and claims if they are hedging guarantees included in future policy benefits, and in net derivative gains (losses) if they are hedging guarantees included in policyholder account balances.
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
Liquidity Management
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of market conditions, as well as changing needs and opportunities.
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $13.2 billion and $14.0 billion at March 31, 2015 and December 31, 2014, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $241.6 billion and $237.4 billion at March 31, 2015 and December 31, 2014, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, in regulatory custodial accounts or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
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

See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
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
Summary of the Company’s Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Sources:
Operating activities, net	$2,686	$2,484
Investing activities, net	—	2,164
Changes in payables for collateral under securities loaned and other transactions, net	1,985	2,058
Long-term debt issued	1,492	—
Total sources	6,163	6,706
Uses:
Investing activities, net	6,900	—
Changes in policyholder account balances, net	273	3,624
Short-term debt repayments, net	—	75
Long-term debt repaid	7	1,460
Treasury stock acquired in connection with share repurchases	986	—
Dividends on preferred stock	30	30
Dividends on common stock	394	311
Other, net	64	217
Effect of change in foreign currency exchange rates on cash and cash equivalents	190	1
Total uses	8,844	5,718
Net increase (decrease) in cash and cash equivalents	$(2,681)	$988
Cash Flows from Operations
The principal cash inflows from our insurance activities come from insurance premiums, net investment income, annuity considerations and deposit funds. The principal cash outflows relate to various life insurance, property & casualty, annuity and pension products, operating expenses and income tax, as well as interest expense. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.

Cash Flows from Investments
The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments and settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. Additional cash outflows relate to purchases of businesses. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
Cash Flows from Financing
The principal cash inflows from our financing activities come from issuances of debt and other securities, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt, payments of dividends on and repurchases of MetLife, Inc.’s securities, withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contractholder and policyholder withdrawal.
Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:
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
Common Stock
During the three months ended March 31, 2015 and 2014, MetLife, Inc. issued 2,313,275 and 2,770,092 new shares of its common stock for $77 million and $95 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have a commercial paper program which are both supported by the $4.0 billion general corporate credit facility (see “— Credit and Committed Facilities”). MetLife Funding, a subsidiary of Metropolitan Life Insurance Company (“MLIC”), serves as our centralized finance unit. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper programs fluctuate in line with changes to affiliates’ financing arrangements.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the three months ended March 31, 2015 and 2014, we issued $4.0 billion and $2.3 billion, respectively, and repaid $3.5 billion and $2.1 billion, respectively, under funding agreements with certain regional FHLBs. At March 31, 2015 and December 31, 2014, total obligations outstanding under these funding agreements were $15.5 billion and $15.0 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the three months ended March 31, 2015 and 2014, we issued $12.9 billion and $8.8 billion, respectively, and repaid $12.3 billion and $11.7 billion, respectively, under such funding agreements. At March 31, 2015 and December 31, 2014, total obligations outstanding under these funding agreements were $33.5 billion and $33.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. There were no issuances or repayments under such funding agreements during the three months ended March 31, 2015 and 2014. At both March 31, 2015 and December 31, 2014, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Debt Issuances
In March 2015, MetLife, Inc. issued $1.5 billion of senior notes for general corporate purposes, which may include repayment of certain senior notes due in 2015. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Credit and Committed Facilities
 At March 31, 2015, we maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $12.2 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2015, we had outstanding $446 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.6 billion at March 31, 2015.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At March 31, 2015, $6.6 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding against these facilities. Remaining availability was $2.8 billion at March 31, 2015.
See Note 12 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for further information about these facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	March 31, 2015	December 31, 2014
	(In millions)
Short-term debt	$100	$100
Long-term debt (1)	$17,571	$16,135
Collateral financing arrangements	$4,196	$4,196
Junior subordinated debt securities	$3,193	$3,193
__________________

(1)
Excludes $143 million and $151 million at March 31, 2015 and December 31, 2014, respectively, of long-term debt relating to CSEs — FVO (see Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements).

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at March 31, 2015.
Dispositions
During the three months ended March 31, 2015 and 2014, there were no cash proceeds from dispositions.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
Utilizing existing authorizations from the MetLife, Inc. Board of Directors, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”)) and in privately negotiated transactions. See “Unregistered Sales of Equity Securities and Use of Proceeds — Issuer Purchases of Equity Securities.”
During the three months ended March 31, 2015, MetLife, Inc. repurchased 19,893,284 shares of common stock in the open market purchases for $986 million. MetLife, Inc. did not repurchase any shares of common stock during the three months ended March 31, 2014.
At March 31, 2015, MetLife, Inc. had $275 million remaining under its common stock repurchase authorization. Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock was as follows for the three months ended March 31, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
March 5, 2015	February 28, 2015	March 16, 2015	$0.250	6	$0.406	24

March 5, 2014	February 28, 2014	March 17, 2014	$0.250	6	$0.406	24
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and 6.50% Non-Cumulative Preferred Stock, Series B.
Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the three months ended March 31, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
January 6, 2015	February 6, 2015	March 13, 2015	$0.350	394

January 6, 2014	February 6, 2014	March 13, 2014	$0.275	311

The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. On April 28, 2015, the MetLife, Inc. Board of Directors declared a second quarter 2015 common stock dividend of $0.375 per share, an increase from the prior quarter common stock dividend of $0.35 per share, payable on June 12, 2015 to shareholders of record as of May 11, 2015. The Company estimates the aggregate dividend payment will be $420 million.
Dividend Restrictions
The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve as a result of MetLife, Inc.’s designation as a non-bank SIFI. See “— Industry Trends — Regulatory Developments — U.S. Regulation — Insurance Regulation — Regulation as a Non-Bank SIFI.” In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” included in the 2014 Annual Report.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2015 and 2014, general account surrenders and withdrawals from annuity products were $946 million and $1.2 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $135 million at March 31, 2015 of funding agreements and other capital market products that could be put back to the Company after a period of 90 days.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2015 and December 31, 2014, we were obligated to return cash collateral pledged to the Company of $7.7 billion and $4.6 billion, respectively. At March 31, 2015 and December 31, 2014, we had pledged cash collateral of $421 million and $391 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would require $4 million of additional collateral be provided to our counterparties as of March 31, 2015. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.

We pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block and universal life secondary guarantee liabilities.
We pledged collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $29.8 billion and $30.8 billion at March 31, 2015 and December 31, 2014, respectively. Of these amounts, $10.6 billion and $10.7 billion at March 31, 2015 and December 31, 2014, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2015 was $10.4 billion, of which $10.4 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See “— Investments — Securities Lending” for further information.
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
Acquisitions
During the three months ended March 31, 2015 and 2014, there were no cash outflows for acquisitions.
Contractual Obligations
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2014 Annual Report for additional information on the Company’s contractual obligations.

MetLife, Inc.
Liquidity and Capital Management
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a non-bank SIFI and G-SII, see “— Industry Trends — Regulatory Developments — U.S. Regulation —Insurance Regulation — Regulation as a Non-Bank SIFI” and “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At March 31, 2015 and December 31, 2014, MetLife, Inc. and other MetLife holding companies had $5.7 billion and $6.1 billion, respectively, in liquid assets. Of these amounts, $5.2 billion and $5.4 billion were held by MetLife, Inc. and $572 million and $681 million were held by other MetLife holding companies, at March 31, 2015 and December 31, 2014, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; and (iii) investments pledged in support of derivatives.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have been reinvested indefinitely in such non-U.S. operations, as described in Note 19 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report. Under current tax laws, should we repatriate such earnings, we may be subject to additional U.S. income taxes and foreign withholding taxes.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2014 Annual Report for additional information on the sources and uses of liquid assets for MetLife, Inc. and other MetLife holding companies.
Liquidity and Capital Sources
In addition to the description of liquidity and capital sources in “— The Company — Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” and “— The Company — Liquidity and Capital Sources,” the following additional information is provided regarding MetLife, Inc.’s primary sources of liquidity and capital:

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
The table below sets forth the dividends permitted to be paid in 2015 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the three months ended March 31, 2015:

	2015
Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$—	$1,200
American Life Insurance Company	$—	$—
MetLife Insurance Company USA	$—	$3,056
Metropolitan Property and Casualty Insurance Company	$—	$239
Metropolitan Tower Life Insurance Company	$—	$102
__________________

(1)
Reflects dividend amounts that may be paid during 2015 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2015, some or all of such dividends may require regulatory approval.

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
We actively manage target and excess capital levels and dividend flows on a proactive basis and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. We cannot provide assurance that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” included in the 2014 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both March 31, 2015 and December 31, 2014.
Debt Issuances
For information on MetLife, Inc.’s unaffiliated debt issuances and other borrowings, see “— The Company — Liquidity and Capital Sources — Global Funding Sources — Debt Issuances.”

Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for information about MetLife, Inc.’s credit facility.
MetLife, Inc. maintains a committed facility with a capacity of $470 million. At March 31, 2015, MetLife, Inc. had outstanding $470 million in letters of credit and no drawdowns against this facility. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $11.7 billion at March 31, 2015. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities,” for further information regarding these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2015	December 31, 2014
	(In millions)
Long-term debt — unaffiliated	$16,753	$15,317
Long-term debt — affiliated	$3,600	$3,600
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments, committed facilities and our credit facility contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at March 31, 2015.
Dispositions
During each of the three months ended March 31, 2015 and 2014, there were no cash proceeds from dispositions.
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
Affiliated Capital Transactions
During the three months ended March 31, 2015 and 2014, MetLife, Inc. invested an aggregate of $173 million and $9 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $1.7 billion at both March 31, 2015 and December 31, 2014.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See “— The Company — Liquidity and Capital Uses — Support Agreements.”

Acquisitions
During each of the three months ended March 31, 2015 and 2014, there were no cash outflows from MetLife, Inc. for acquisitions.
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
In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. The following additional information is relevant to an understanding of our financial results:

•	Operating ROE is defined as operating earnings available to common shareholders, divided by average GAAP common stockholders’ equity;

•	Operating ROE, excluding AOCI other than FCTA, is defined as operating earnings available to common shareholders divided by average GAAP common stockholders’ equity, excluding AOCI other than FCTA;

•
Allocated equity is defined as the portion of common stockholders’ equity that management allocates to each of its segments and sub-segments based on our economic capital model, coupled with considerations of local capital requirements. See “— Economic Capital;”

•
The impact of changes in our foreign currency exchange rates is calculated using the average foreign currency exchange rates for the current period and is applied to each of the comparable periods; and

•	Asymmetrical GAAP accounting treatment for insurance contracts refers to Inflation and Pass Through Adjustments as noted above within the definition of operating expenses.
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
Subsequent Events
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2014 Annual Report. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2014 Annual Report.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2014 Annual Report; and (ii) Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2014 Annual Report, MLIC received approximately 4,636 asbestos-related claims in 2014. During the three months ended March 31, 2015 and 2014, MLIC received approximately 1,046 and 1,366 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2015.
Regulatory Matters
Mortgage Regulatory and Law Enforcement Authorities’ Inquiries
In April and May 2012, MetLife Bank received two subpoenas issued by the Office of Inspector General for U.S. Department of Housing and Urban Development regarding Federal Housing Administration (“FHA”) insured loans. In June and September 2012, MetLife Bank received two Civil Investigative Demands that the U.S. Department of Justice issued as part of a False Claims Act investigation of allegations that MetLife Bank had improperly originated and/or underwritten loans insured by the FHA. Under a February 25, 2015 agreement resolving this investigation, MetLife Home Loans LLC (“MLHL”) paid $123.5 million and the U.S. Department of Justice released MLHL from False Claims Act liability for FHA claims filed through August 25, 2014. The Company previously accrued the full amount of the settlement payment in its consolidated financial statements.
Unclaimed Property Litigation
City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (Circuit Court of Jefferson County, Alabama, filed July 5, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On March 31, 2015, a federal court granted plaintiff’s motion to remand this action to state court. The defendants intend to defend this action vigorously.
Total Control Accounts Litigation
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
This putative class action lawsuit alleges that MLIC’s use of the total control accounts as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the putative class. The court denied MLIC’s motion to dismiss the complaint. The Company intends to defend this action vigorously.

Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Ins. Co. (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by MLIC from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions have been consolidated with the Robainas action. The consolidated complaint alleges that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. MetLife intends to defend this action vigorously.
Intoccia v. Metropolitan Life Ins. Co. (S.D.N.Y., April 20, 2015); and Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015)
Plaintiffs filed these putative class actions on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with MLIC from 2009 through 2015 (the “Annuities”). The complaints allege that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. MetLife intends to defend these actions vigorously.
Other Litigation
C‑Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed these lawsuits against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The C-Mart and Cadenasso cases were voluntarily dismissed. In the Fauley case, the court in Illinois issued a final order certifying a nationwide settlement class and approving a settlement under which MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. An objector to the settlement has filed a notice to appeal the approval order.
Voshall v. Metropolitan Life Ins. Co. (Superior Court of the State of California, County of Los Angeles, April 8, 2015)
Plaintiff filed this putative class action lawsuit on behalf of himself and all persons covered under a long-term group disability income insurance policy issued by MLIC to public entities in California between April 8, 2011 and April 8, 2015. Plaintiff alleges that MLIC improperly reduced benefits by including cost of living adjustments and employee paid contributions in the employer retirement benefits and other income that reduces the benefit payable under such policies. Plaintiff asserts causes of action for declaratory relief, violation of the California Business & Professions Code, breach of contract and breach of the implied covenant of good faith and fair dealing. The Company intends to defend this action vigorously.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2014 Annual Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2014 Annual Report.
Regulatory and Legal Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2014 Annual Report. There have been no material changes to other sections of such risk factor. These sections include: “U.S. Regulation — Insurance Regulation,” “U.S. Regulation — U.S. Federal Regulation Affecting Insurance,” “U.S. Regulation — Other Federal Regulatory Agencies,” “International Regulation — Global Systemically Important Insurers,” and “General” within such risk factor included in the 2014 Annual Report.
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation” included in the 2014 Annual Report, as supplemented by discussions of regulatory developments elsewhere herein and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments,” and as further supplemented below.
U.S. Regulation
Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the Financial Stability Oversight Council designated MetLife, Inc. as a non-bank SIFI. As a non-bank SIFI, MetLife, Inc. is subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. Many of the regulatory requirements that will apply to us have not been specified. The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business.
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold.
If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, our business and competitive position could be materially and adversely affected. The capital requirements that apply to us could also constrain our ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect our capital. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs.

Additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs will likely include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. In addition, non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. The Federal Reserve Board also has the right to require any of MetLife, Inc.’s insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, under the Volcker Rule, the Federal Reserve Board could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. As a result of our designation as a non-bank SIFI, MetLife, Inc. will be subject to such requirements and limits as the Federal Reserve Board may impose.
As a non-bank SIFI, we may consider structural and other business alternatives that may be available to us in response to such designation, and we cannot predict the impact that any such alternatives, if implemented, may have on the Company or its security holders.
Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company. In addition, as a non-bank SIFI, MetLife, Inc. must pay, beginning in 2015, certain assessments and other charges.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — Regulation as a Non-Bank SIFI,” as well as “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” included in the 2014 Annual Report, for additional information regarding regulation of MetLife, Inc. as a non-bank SIFI.
Mortgage and Foreclosure-Related Exposures
State and federal regulatory and law enforcement authorities have initiated various inquiries and investigations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry, mortgage origination and mortgage servicing practices. Although we have reached settlements with some regulators relating to our mortgage servicing activities and FHA loan origination, pending or additional inquiries, investigations or examinations may result in further monetary payments or other measures against us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Mortgage and Foreclosure-Related Exposures.”
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Code. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen.
The DOL proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife, in providing investment advice with respect to ERISA plans or IRAs, could be deemed a fiduciary under ERISA or the Code. The DOL also proposed amendments to its prohibited transaction exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements in respect of, transactions involving ERISA plans, plan participants and IRAs. If the new DOL proposals become final, MetLife may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — ERISA Considerations,” as well as “Business — Regulation — U.S. Regulation — ERISA Considerations” included in the 2014 Annual Report.

International Regulation
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability (including any resulting economic or trade sanctions), dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities or regulators. This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally, to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulation,” as well as “Business — Regulation — International Regulation” and “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2014 Annual Report.
Solvency Regimes
We are subject to Solvency II (adopted in 2009, effective on 1 January 2016) and will be subject to Omnibus II (adopted in 2014, effective on 1 January 2016), two interlinked insurance regulatory directives that provide a framework for new risk management practices, solvency capital standards and disclosure requirements across our business in the European Economic Area, and may be subject to similar solvency regulations in other regions, such as Mexico, Chile and China. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulation — Solvency Regimes,” as well as “Business — Regulation — International Regulation — Solvency Regimes” included in the 2014 Annual Report. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.
Capital-Related Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2014 Annual Report. There have been no material changes to other sections of such risk factor. These sections include: “‘Dividend Stopper’ Provisions in Our Preferred Stock and Junior Subordinated Debentures,” “Trigger Events for the Restrictions on the Payment of Dividends on Our Preferred Stock and Restrictions on the Payment of Interest on Our Junior Subordinated Debentures,” “Dividends on Our Preferred Stock Are Subject to Declaration by Our Board of Directors,” and “Optional Deferral of Interest on the Junior Subordinated Debentures” within such risk factor included in the 2014 Annual Report.

Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish
The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. There is no requirement or assurance that we will declare and pay any dividends. In addition, as a result of MetLife, Inc.’s designation as a non-bank SIFI, we may be subject to restrictions arising from Federal Reserve regulation, including capital planning and stress testing requirements. The capital requirements that will apply to non-bank SIFIs are unclear. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” In addition, our ability to pay dividends on our common stock and repurchase our common stock is subject to restrictions arising from the terms of our preferred stock, junior subordinated debentures and trust securities, so called “dividend stopper” provisions, in situations where we may be experiencing financial stress. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife’s Fixed-to-Floating Exchangeable Surplus Trust Securities, which are exchangeable for junior subordinated debentures, and which contain terms with the same substantive effects in this discussion as the terms of MetLife, Inc.’s junior subordinated debentures. In addition, our ability to pay dividends on our preferred stock and interest on our junior subordinated debentures are also restricted by the terms of those securities.
Regulatory Restrictions
The Federal Reserve Board is required under Dodd-Frank to adopt enhanced prudential standards, including heightened capital requirements and stress testing requirements, for non-bank SIFIs. However, it has not yet done so, but it has indicated that it intends to apply enhanced prudential standards to non-bank SIFIs by rule or order. The manner in which these proposed standards might apply to MetLife, Inc., as a non-bank SIFI, remains unclear. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — Regulation as a Non-Bank SIFI,” as well as “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” included in the 2014 Annual Report. It is possible that these requirements, or any others adopted, could restrict our ability to pay dividends and repurchase our common stock. Furthermore, as a non-bank SIFI, MetLife, Inc. will be subject to stress testing conducted by the Federal Reserve, and our ability to pay dividends and repurchase our stock will be dependent on demonstrating the robustness of our capital planning and projection processes, as well as our ability to maintain our capital levels above regulatory minimum levels under stress scenarios. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. See “Risk Factors — Capital-Related Risks — As A Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends” included in the 2014 Annual Report.
General Risks
The following updates and replaces in its entirety the risk factor entitled “State Laws, Federal Laws, Our Certificate of Incorporation and Our By-Laws May Delay, Deter or Prevent Takeovers and Business Combinations that Stockholders Might Consider in Their Best Interests” included in the 2014 Annual Report.
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

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles, including:

•
applicable state insurance laws and regulations may delay or impede a business combination involving us by prohibiting an entity from acquiring control (generally presumed to exist at direct or indirect ownership of 10% or more of voting stock) of an insurance company domiciled in the United States without the prior approval of the domestic insurance regulator. Many foreign jurisdictions in which we operate have similar regulatory approval requirements.

•
Dodd-Frank provisions that restrict or impede consolidations, mergers and acquisitions by systemically significant firms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs,” as well as “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” included in the 2014 Annual Report.

•
Provisions of the Investment Company Act that require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts.

•	Financial Industry Regulatory Authority (“FINRA”) approval requirements for a change of control of any FINRA registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

•
Provisions of the Delaware General Corporation Law may affect the ability of an “interested stockholder” (the owner of 15% or more of the outstanding voting stock of a corporation) to engage in certain business combinations for a period of three years following the time that the stockholder becomes an “interested stockholder.”

In addition, MetLife, Inc.’s certificate of incorporation and by-laws also contain provisions that may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests or may otherwise adversely affect prevailing market prices for MetLife, Inc.’s common stock. These provisions include: a prohibition on the calling of special meetings by stockholders; and advance notice procedures for the nomination of candidates to the Board of Directors and stockholder proposals to be considered at stockholder meetings. Prior to April 29, 2015, MetLife, Inc.’s certificate of incorporation and by-laws also contained supermajority voting requirements for the amendment of certain provisions of the certificate of incorporation and shareholder amendment of the by-laws. As of April 29, 2015, these voting requirements changed to a majority voting standard. These changes have made it easier for one or more shareholders to change the Company’s corporate governance and, therefore, make it more difficult for the Board of Directors to protect shareholders’ interests, e.g., if they are presented with an acquisition proposal that undervalues the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2015 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2015	7,466,136	$49.28	7,460,631	$893,106,783
February 1 — February 28, 2015	8,364,947	$48.90	8,364,947	$484,046,343
March 1 — March 31, 2015	4,067,706	$51.38	4,067,706	$275,047,807
__________________

(1)
During the periods January 1 through January 31, 2015, February 1 through February 28, 2015 and March 1 through March 31, 2015, separate account index funds purchased 5,505 shares, 0 shares and 0 shares, respectively, of common stock on the open market in nondiscretionary transactions. Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc. other than through a publicly announced plan or program.

(2)
On April 22, 2008, MetLife, Inc. announced that its Board of Directors authorized a $1.0 billion common stock repurchases, which was completed in January 2015. On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized an additional $1.0 billion common stock repurchases under which purchases commenced in January 2015. At March 31, 2015, MetLife, Inc. had $275 million remaining under the December 2014 authorization. In April 2015, MetLife, Inc. purchased 282,901 shares of its common stock in the open market under the December 2014 authorization and, at April 30, 2015, MetLife, Inc. had $261 million remaining under this authorization. Under the April 2008 and December 2014 authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

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
3.1
Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "2011 Annual Report")).

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
3.6
Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013. (Incorporated by reference to Exhibit 3.6 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.'s Current Report on Form 8-K dated April 30, 2015 (the "April 30, 2015 Form 8-K")).

3.8	Amended and Restated By-Laws of MetLife, Inc., effective April 29, 2015. (Incorporated by reference to Exhibit 3.2 to the April 30, 2015 Form 8-K).
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
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 8, 2015

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
3.1
Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "2011 Annual Report")).

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
3.6
Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013. (Incorporated by reference to Exhibit 3.6 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.'s Current Report on Form 8-K dated April 30, 2015 (the "April 30, 2015 Form 8-K")).

3.8	Amended and Restated By-Laws of MetLife, Inc., effective April 29, 2015. (Incorporated by reference to Exhibit 3.2 to the April 30, 2015 Form 8-K).
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