Form 10-Q
period 2015-06-30
METLIFE INC
filed 2015-08-06
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
At July 31, 2015, 1,116,881,066 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2015 (Unaudited) and December 31, 2014 and for the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited))	3
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	9
	Note 3 — Insurance	17
	Note 4 — Closed Block	18
	Note 5 — Investments	20
	Note 6 — Derivatives	36
	Note 7 — Fair Value	52
	Note 8 — Long-term Debt	81
	Note 9 — Equity	81
	Note 10 — Other Expenses	87
	Note 11 — Employee Benefit Plans	87
	Note 12 — Earnings Per Common Share	88
	Note 13 — Contingencies, Commitments and Guarantees	89
	Note 14 — Subsequent Events	96
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	97
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	176
Item 4.	Controls and Procedures	176

Part II — Other Information
Item 1.	Legal Proceedings	176
Item 1A.	Risk Factors	178
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	179
Item 5.	Other Information	180
Item 6.	Exhibits	181

Signatures		182

Exhibit Index		E - 1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us, as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) a deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (26) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (27) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (28) changes in accounting standards, practices and/or policies; (29) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (30) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (31) inability to attract and retain sales representatives; (32) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (33) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (34) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (35) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the U.S. Securities and Exchange Commission.
Corporate Information
We announce financial and other information about MetLife to our investors through the MetLife Investor Relations web page at www.metlife.com, as well as U.S. Securities and Exchange Commission filings, press releases, public conference calls and webcasts. MetLife encourages investors to visit the Investor Relations web page from time to time, as information is updated and new information is posted. The information found on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the U.S. Securities and Exchange Commission, and any references to our website are intended to be inactive textual references only.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $328,833 and $334,780, respectively; includes $4,335 and $4,266, respectively, relating to variable interest entities)	$351,353	$365,425
Equity securities available-for-sale, at estimated fair value (cost: $3,117 and $3,076, respectively)	3,677	3,631
Fair value option and trading securities, at estimated fair value (includes $603 and $704, respectively, of actively traded securities; and $14 and $60, respectively, relating to variable interest entities)	16,460	16,689
Mortgage loans (net of valuation allowances of $325 and $305, respectively; includes $266 and $280, respectively, at estimated fair value, relating to variable interest entities; includes $345 and $308, respectively, under the fair value option)	64,010	60,118
Policy loans (includes $3 and $3, respectively, relating to variable interest entities)	11,575	11,618
Real estate and real estate joint ventures (includes $0 and $8, respectively, relating to variable interest entities; includes $898 and $172, respectively, of real estate held-for-sale)	10,207	10,525
Other limited partnership interests (includes $27 and $34, respectively, relating to variable interest entities)	8,099	8,085
Short-term investments, principally at estimated fair value (includes $27 and $20, respectively, relating to variable interest entities)	14,594	8,621
Other invested assets, principally at estimated fair value (includes $55 and $56, respectively, relating to variable interest entities)	20,409	21,283
Total investments	500,384	505,995
Cash and cash equivalents, principally at estimated fair value (includes $42 and $57, respectively, relating to variable interest entities)	8,074	10,808
Accrued investment income (includes $21 and $21, respectively, relating to variable interest entities)	3,990	4,120
Premiums, reinsurance and other receivables (includes $19 and $21, respectively, relating to variable interest entities)	24,872	22,244
Deferred policy acquisition costs and value of business acquired (includes $241 and $235, respectively, relating to variable interest entities)	24,379	24,442
Goodwill	9,644	9,872
Other assets (includes $139 and $134, respectively, relating to variable interest entities)	7,589	7,862
Separate account assets (includes $1,120 and $1,128, respectively, relating to variable interest entities)	319,477	316,994
Total assets	$898,409	$902,337
Liabilities and Equity
Liabilities
Future policy benefits (includes $649 and $579, respectively, relating to variable interest entities)	$188,928	$189,586
Policyholder account balances (includes $22 and $33, respectively, relating to variable interest entities)	204,262	209,294
Other policy-related balances (includes $225 and $198, respectively, relating to variable interest entities)	14,393	14,422
Policyholder dividends payable	699	684
Policyholder dividend obligation	2,328	3,155
Payables for collateral under securities loaned and other transactions	35,532	35,326
Short-term debt	100	100
Long-term debt (includes $134 and $151, respectively, at estimated fair value, relating to variable interest entities)	16,770	16,286
Collateral financing arrangements	4,164	4,196
Junior subordinated debt securities	3,193	3,193
Current income tax payable	71	184
Deferred income tax liability	10,762	11,821
Other liabilities (includes $62 and $80, respectively, relating to variable interest entities)	27,741	24,437
Separate account liabilities (includes $1,120 and $1,128, respectively, relating to variable interest entities)	319,477	316,994
Total liabilities	828,420	829,678
Contingencies, Commitments and Guarantees (Note 13)
Redeemable noncontrolling interests in partially-owned consolidated subsidiaries	92	99
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,159,001,121 and 1,153,998,144 shares issued, respectively; 1,116,754,686 and 1,131,927,894 shares outstanding, respectively	12	12
Additional paid-in capital	30,718	30,543
Retained earnings	34,376	32,020
Treasury stock, at cost; 42,246,435 and 22,070,250 shares, respectively	(2,172)	(1,172)
Accumulated other comprehensive income (loss)	6,443	10,649
Total MetLife, Inc.’s stockholders’ equity	69,377	72,053
Noncontrolling interests	520	507
Total equity	69,897	72,560
Total liabilities and equity	$898,409	$902,337
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Premiums	$9,312	$9,873	$18,565	$19,092
Universal life and investment-type product policy fees	2,434	2,458	4,828	4,879
Net investment income	4,947	5,259	10,408	10,294
Other revenues	518	490	1,013	968
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(9)	(8)	(23)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(2)	(6)	(12)	(2)
Other net investment gains (losses)	(131)	(110)	173	(511)
Total net investment gains (losses)	(133)	(125)	153	(536)
Net derivative gains (losses)	(912)	311	(91)	654
Total revenues	16,166	18,266	34,876	35,351
Expenses
Policyholder benefits and claims	9,352	9,988	18,609	19,312
Interest credited to policyholder account balances	1,298	1,709	3,293	3,178
Policyholder dividends	331	397	670	700
Other expenses	4,072	4,222	8,132	8,385
Total expenses	15,053	16,316	30,704	31,575
Income (loss) from continuing operations before provision for income tax	1,113	1,950	4,172	3,776
Provision for income tax expense (benefit)	(6)	574	890	1,058
Income (loss) from continuing operations, net of income tax	1,119	1,376	3,282	2,718
Income (loss) from discontinued operations, net of income tax	—	—	—	(3)
Net income (loss)	1,119	1,376	3,282	2,715
Less: Net income (loss) attributable to noncontrolling interests	4	10	9	21
Net income (loss) attributable to MetLife, Inc.	1,115	1,366	3,273	2,694
Less: Preferred stock dividends	31	31	61	61
Preferred stock repurchase premium	42	—	42	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,042	$1,335	$3,170	$2,633
Comprehensive income (loss)	$(3,994)	$4,228	$(893)	$8,710
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(23)	19	40	62
Comprehensive income (loss) attributable to MetLife, Inc.	$(3,971)	$4,209	$(933)	$8,648

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.93	$1.18	$2.83	$2.34
Diluted	$0.92	$1.17	$2.80	$2.31
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.93	$1.18	$2.83	$2.34
Diluted	$0.92	$1.17	$2.80	$2.31
Cash dividends declared per common share	$0.375	$0.350	$0.725	$0.625
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2014	$1	$12	$30,543	$32,020	$(1,172)	$10,649	$72,053	$507	$72,560
Repurchase of preferred stock	(1)		(1,459)				(1,460)		(1,460)
Preferred stock repurchase premium				(42)			(42)		(42)
Preferred stock issuance	—		1,483				1,483		1,483
Treasury stock acquired in connection with share repurchases					(1,000)		(1,000)		(1,000)
Stock-based compensation			151				151		151
Dividends on preferred stock				(61)			(61)		(61)
Dividends on common stock				(814)			(814)		(814)
Change in equity of noncontrolling interests							—	(27)	(27)
Net income (loss)				3,273			3,273	9	3,282
Other comprehensive income (loss), net of income tax						(4,206)	(4,206)	31	(4,175)
Balance at June 30, 2015	$—	$12	$30,718	$34,376	$(2,172)	$6,443	$69,377	$520	$69,897

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2013	$1	$11	$29,277	$27,332	$(172)	$5,104	$61,553	$543	$62,096
Treasury stock acquired in connection with share repurchases					(4)		(4)		(4)
Stock-based compensation			161				161		161
Dividends on preferred stock				(61)			(61)		(61)
Dividends on common stock				(706)			(706)		(706)
Change in equity of noncontrolling interests							—	(22)	(22)
Net income (loss)				2,694			2,694	21	2,715
Other comprehensive income (loss), net of income tax						5,954	5,954	41	5,995
Balance at June 30, 2014	$1	$11	$29,438	$29,259	$(176)	$11,058	$69,591	$583	$70,174
__________________

(1)
Net income (loss) attributable to noncontrolling interests excludes losses of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of less than $1 million at both June 30, 2015 and 2014.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$6,888	$6,921
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	77,865	56,794
Equity securities	184	320
Mortgage loans	6,494	6,557
Real estate and real estate joint ventures	503	385
Other limited partnership interests	582	383
Purchases of:
Fixed maturity securities	(72,892)	(62,844)
Equity securities	(227)	(452)
Mortgage loans	(10,545)	(6,021)
Real estate and real estate joint ventures	(334)	(912)
Other limited partnership interests	(669)	(852)
Cash received in connection with freestanding derivatives	1,524	703
Cash paid in connection with freestanding derivatives	(2,600)	(2,003)
Cash received under repurchase agreements (Note 5)	199	—
Cash paid under reverse repurchase agreements (Note 5)	(199)	—
Sales of businesses, net of cash and cash equivalents disposed of $0 and $262, respectively	—	452
Purchases of investments in insurance joint ventures	—	(249)
Net change in policy loans	(5)	(5)
Net change in short-term investments	(6,233)	1,374
Net change in other invested assets	(257)	(220)
Other, net	(150)	(110)
Net cash provided by (used in) investing activities	(6,760)	(6,700)
Cash flows from financing activities
Policyholder account balances:
Deposits	44,433	46,847
Withdrawals	(46,372)	(47,621)
Net change in payables for collateral under securities loaned and other transactions	205	2,891
Net change in short-term debt	—	(75)
Long-term debt issued	1,492	1,000
Long-term debt repaid	(1,020)	(2,484)
Collateral financing arrangements repaid	(32)	—
Treasury stock acquired in connection with share repurchases	(1,000)	(4)
Preferred stock issued, net of issuance costs	1,485	—
Repurchase of preferred stock	(905)	—
Preferred stock repurchase premium	(27)	—
Dividends on preferred stock	(61)	(61)
Dividends on common stock	(814)	(706)
Other, net	52	(221)
Net cash provided by (used in) financing activities	(2,564)	(434)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(298)	21
Change in cash and cash equivalents	(2,734)	(192)
Cash and cash equivalents, beginning of period	10,808	7,585
Cash and cash equivalents, end of period	$8,074	$7,393
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$587	$623
Income tax	$344	$332
Non-cash transactions:
Deconsolidation of MetLife Core Property Fund:
Reduction of redeemable noncontrolling interests	$—	$774
Reduction of long-term debt	$—	$413
Reduction of real estate and real estate joint ventures	$—	$1,132
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
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of May 31, 2015 and November 30, 2014 and the operating results of such subsidiaries for the three months and six months ended May 31, 2015 and 2014.
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2014, as revised by MetLife, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 21, 2015 (as revised, the “2014 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2014 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2015, the Company adopted guidance requiring repurchase-to-maturity transactions and repurchase financing arrangements to be accounted for as secured borrowings and providing for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions were not required until the second quarter of 2015. The Company has provided these enhanced disclosures in Note 5. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on short-duration insurance contracts (Accounting Standards Update (“ASU”) 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts). The amendments in this new guidance are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including reconciling from the claim development table to the balance sheet liability; methodologies and judgments in estimating claims; and the timing, and frequency of claims. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2015, the FASB issued new guidance on fair value measurement (ASU 2015‑07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The new amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs (ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. Early adoption of the new guidance is permitted for financial statements that have not been previously issued. The new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability, consistent with debt discounts, rather than as an asset. However, the current recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those years and should be applied retrospectively to all periods presented. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the (i) measurement of segment operating earnings, which included revising the Company’s capital allocation methodology, and (ii) the realignment of consumer direct business. Consequently, prior period results for the three months and six months ended June 30, 2014 were impacted as follows:

•	Retail’s operating earnings increased (decreased) by $25 million and $49 million, net of ($45) million and ($89) million of income tax expense (benefit), respectively;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased (decreased) by $4 million and $6 million, net of $3 million and $4 million of income tax expense (benefit), respectively;

•	Corporate Benefit Funding’s operating earnings increased (decreased) by ($11) million and ($26) million, net of ($14) million and ($22) million of income tax expense (benefit), respectively;

•	Latin America’s operating earnings increased (decreased) by ($24) million and ($49) million, net of ($14) million and ($30) million of income tax expense (benefit), respectively;

•	Asia’s operating earnings increased (decreased) by $5 million and $10 million, net of $1 million and $2 million of income tax expense (benefit), respectively;

•	EMEA’s operating earnings increased (decreased) by ($21) million and ($38) million, net of ($11) million and ($18) million of income tax expense (benefit), respectively; and

•	Corporate & Other’s operating earnings increased (decreased) by $22 million and $48 million, net of $80 million and $153 million of income tax expense (benefit), respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Three Months Ended June 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,747	$4,104	$319	$783	$6,953	$1,809	$525	$26	$9,313	$(1)	$9,312
Universal life and investment-type product policy fees	1,252	183	59	301	1,795	400	114	26	2,335	99	2,434
Net investment income	2,003	481	1,526	283	4,293	679	84	129	5,185	(238)	4,947
Other revenues	263	114	77	7	461	28	19	19	527	(9)	518
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(133)	(133)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(912)	(912)
Total revenues	5,265	4,882	1,981	1,374	13,502	2,916	742	200	17,360	(1,194)	16,166
Expenses
Policyholder benefits and claims and policyholder dividends	2,373	3,805	933	744	7,855	1,375	265	8	9,503	180	9,683
Interest credited to policyholder account balances	551	38	294	89	972	328	34	8	1,342	(44)	1,298
Capitalization of DAC	(257)	(36)	(4)	(100)	(397)	(398)	(132)	—	(927)	—	(927)
Amortization of DAC and VOBA	400	39	6	86	531	336	133	1	1,001	(104)	897
Amortization of negative VOBA	—	—	—	(1)	(1)	(78)	(4)	—	(83)	(9)	(92)
Interest expense on debt	—	—	1	—	1	—	—	306	307	1	308
Other expenses	1,220	681	130	419	2,450	869	389	174	3,882	4	3,886
Total expenses	4,287	4,527	1,360	1,237	11,411	2,432	685	497	15,025	28	15,053
Provision for income tax expense (benefit)	288	124	215	21	648	59	7	(175)	539	(545)	(6)
Operating earnings	$690	$231	$406	$116	$1,443	$425	$50	$(122)	1,796
Adjustments to:
Total revenues									(1,194)
Total expenses									(28)
Provision for income tax (expense) benefit									545
Income (loss) from continuing operations, net of income tax									$1,119		$1,119

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Three Months Ended June 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,812	$4,038	$686	$798	$7,334	$1,913	$584	$22	$9,853	$20	$9,873
Universal life and investment-type product policy fees	1,256	181	55	317	1,809	400	117	34	2,360	98	2,458
Net investment income	1,947	465	1,413	301	4,126	724	112	133	5,095	164	5,259
Other revenues	265	104	75	9	453	24	11	5	493	(3)	490
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(125)	(125)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	311	311
Total revenues	5,280	4,788	2,229	1,425	13,722	3,061	824	194	17,801	465	18,266
Expenses
Policyholder benefits and claims and policyholder dividends	2,438	3,789	1,273	749	8,249	1,425	271	19	9,964	421	10,385
Interest credited to policyholder account balances	561	39	287	100	987	394	35	9	1,425	284	1,709
Capitalization of DAC	(249)	(36)	(18)	(101)	(404)	(457)	(170)	—	(1,031)	(1)	(1,032)
Amortization of DAC and VOBA	378	35	6	84	503	362	160	—	1,025	37	1,062
Amortization of negative VOBA	—	—	—	(1)	(1)	(92)	(6)	—	(99)	(12)	(111)
Interest expense on debt	—	—	2	—	2	—	—	297	299	13	312
Other expenses	1,181	638	129	436	2,384	977	456	162	3,979	12	3,991
Total expenses	4,309	4,465	1,679	1,267	11,720	2,609	746	487	15,562	754	16,316
Provision for income tax expense (benefit)	294	114	187	22	617	128	6	(133)	618	(44)	574
Operating earnings	$677	$209	$363	$136	$1,385	$324	$72	$(160)	1,621
Adjustments to:
Total revenues									465
Total expenses									(754)
Provision for income tax (expense) benefit									44
Income (loss) from continuing operations, net of income tax									$1,376		$1,376

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Six Months Ended June 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,496	$8,221	$737	$1,482	$13,936	$3,561	$1,033	$36	$18,566	$(1)	$18,565
Universal life and investment-type product policy fees	2,488	371	113	595	3,567	797	216	49	4,629	199	4,828
Net investment income	3,983	959	2,956	501	8,399	1,363	167	238	10,167	241	10,408
Other revenues	514	227	148	17	906	56	29	39	1,030	(17)	1,013
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	153	153
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(91)	(91)
Total revenues	10,481	9,778	3,954	2,595	26,808	5,777	1,445	362	34,392	484	34,876
Expenses
Policyholder benefits and claims and policyholder dividends	4,822	7,640	1,924	1,325	15,711	2,715	504	20	18,950	329	19,279
Interest credited to policyholder account balances	1,093	75	587	175	1,930	665	64	14	2,673	620	3,293
Capitalization of DAC	(504)	(72)	(10)	(211)	(797)	(833)	(265)	—	(1,895)	—	(1,895)
Amortization of DAC and VOBA	775	80	11	164	1,030	662	261	1	1,954	(32)	1,922
Amortization of negative VOBA	—	—	—	(1)	(1)	(164)	(8)	—	(173)	(19)	(192)
Interest expense on debt	(1)	—	2	—	1	—	—	603	604	2	606
Other expenses	2,396	1,345	254	844	4,839	1,773	751	319	7,682	9	7,691
Total expenses	8,581	9,068	2,768	2,296	22,713	4,818	1,307	957	29,795	909	30,704
Provision for income tax expense (benefit)	557	251	411	52	1,271	207	18	(363)	1,133	(243)	890
Operating earnings	$1,343	$459	$775	$247	$2,824	$752	$120	$(232)	3,464
Adjustments to:
Total revenues									484
Total expenses									(909)
Provision for income tax (expense) benefit									243
Income (loss) from continuing operations, net of income tax									$3,282		$3,282

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Six Months Ended June 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,536	$8,040	$987	$1,481	$14,044	$3,803	$1,181	$42	$19,070	$22	$19,092
Universal life and investment-type product policy fees	2,503	358	112	628	3,601	789	226	67	4,683	196	4,879
Net investment income	3,941	921	2,795	598	8,255	1,424	219	282	10,180	114	10,294
Other revenues	510	211	143	16	880	51	27	26	984	(16)	968
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(536)	(536)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	654	654
Total revenues	10,490	9,530	4,037	2,723	26,780	6,067	1,653	417	34,917	434	35,351
Expenses
Policyholder benefits and claims and policyholder dividends	4,845	7,570	2,161	1,365	15,941	2,822	532	42	19,337	675	20,012
Interest credited to policyholder account balances	1,116	79	565	198	1,958	781	69	18	2,826	352	3,178
Capitalization of DAC	(483)	(70)	(19)	(208)	(780)	(951)	(346)	—	(2,077)	(1)	(2,078)
Amortization of DAC and VOBA	807	71	10	163	1,051	700	324	—	2,075	45	2,120
Amortization of negative VOBA	—	—	—	(1)	(1)	(186)	(15)	—	(202)	(24)	(226)
Interest expense on debt	—	—	4	—	4	—	—	589	593	31	624
Other expenses	2,323	1,266	244	872	4,705	1,968	920	337	7,930	15	7,945
Total expenses	8,608	8,916	2,965	2,389	22,878	5,134	1,484	986	30,482	1,093	31,575
Provision for income tax expense (benefit)	569	215	369	40	1,193	276	26	(273)	1,222	(164)	1,058
Operating earnings	$1,313	$399	$703	$294	$2,709	$657	$143	$(296)	3,213
Adjustments to:
Total revenues									434
Total expenses									(1,093)
Provision for income tax (expense) benefit									164
Income (loss) from continuing operations, net of income tax									$2,718		$2,718

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2015	December 31, 2014
	(In millions)
Retail	$357,228	$359,188
Group, Voluntary & Worksite Benefits	46,395	46,483
Corporate Benefit Funding	231,739	228,543
Latin America	70,541	72,259
Asia	113,676	117,894
EMEA	28,472	29,217
Corporate & Other	50,358	48,753
Total	$898,409	$902,337
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The portions of both non-life-contingent guaranteed minimum withdrawal benefits (“GMWBs”) and the GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
Based on the type of guarantee, the Company defines net amount at risk as listed below. These amounts include direct and assumed business, but exclude offsets from hedging or ceded reinsurance, if any.
Variable Annuities
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	June 30, 2015		December 31, 2014
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuities
Total contract account value (2)	$193,102	$97,772	$196,595	$99,000
Separate account value	$161,952	$94,416	$163,566	$95,963
Net amount at risk (2)	$5,107	$1,821	$4,230	$1,770
Average attained age of contractholders	66 years	66 years	65 years	65 years
Two Tier and Other Annuities
Account value	N/A	$958	N/A	$1,040
Net amount at risk	N/A	$281	N/A	$340
Average attained age of contractholders	N/A	51 years	N/A	50 years

	June 30, 2015		December 31, 2014
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$17,273	$3,524	$16,875	$3,587
Net amount at risk	$177,498	$19,669	$180,069	$20,344
Average attained age of policyholders	57 years	61 years	56 years	61 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed business of certain variable annuity products from the Company’s former operating joint venture in Japan.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2015	December 31, 2014
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,367	$41,667
Other policy-related balances	283	265
Policyholder dividends payable	485	461
Policyholder dividend obligation	2,328	3,155
Current income tax payable	4	1
Other liabilities	570	646
Total closed block liabilities	45,037	46,195
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,799	29,199
Equity securities available-for-sale, at estimated fair value	120	91
Mortgage loans	6,202	6,076
Policy loans	4,645	4,646
Real estate and real estate joint ventures	649	666
Other invested assets	1,061	1,065
Total investments	40,476	41,743
Cash and cash equivalents	395	227
Accrued investment income	464	477
Premiums, reinsurance and other receivables	93	67
Deferred income tax assets	269	289
Total assets designated to the closed block	41,697	42,803
Excess of closed block liabilities over assets designated to the closed block	3,340	3,392
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	1,720	2,291
Unrealized gains (losses) on derivatives, net of income tax	45	28
Allocated to policyholder dividend obligation, net of income tax	(1,513)	(2,051)
Total amounts included in AOCI	252	268
Maximum future earnings to be recognized from closed block assets and liabilities	$3,592	$3,660
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$3,155	$1,771
Change in unrealized investment and derivative gains (losses)	(827)	1,384
Balance, end of period	$2,328	$3,155

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Revenues
Premiums	$457	$473	$887	$919
Net investment income	498	522	1,013	1,052
Net investment gains (losses)	2	8	1	8
Net derivative gains (losses)	(13)	(3)	12	(4)
Total revenues	944	1,000	1,913	1,975
Expenses
Policyholder benefits and claims	643	645	1,251	1,269
Policyholder dividends	244	243	484	476
Other expenses	36	38	73	79
Total expenses	923	926	1,808	1,824
Revenues, net of expenses before provision for income tax expense (benefit)	21	74	105	151
Provision for income tax expense (benefit)	8	26	37	53
Revenues, net of expenses and provision for income tax expense (benefit)	$13	$48	$68	$98
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

	June 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$94,375	$7,977	$1,206	$—	$101,146	$96,235	$10,343	$624	$—	$105,954
Foreign corporate	56,284	3,882	1,068	—	59,098	57,695	4,651	664	7	61,675
U.S. Treasury and agency	53,083	4,854	399	—	57,538	54,654	6,892	30	—	61,516
Foreign government	46,004	5,206	153	—	51,057	47,327	5,500	161	—	52,666
RMBS	40,188	1,719	345	44	41,518	38,064	2,102	214	106	39,846
State and political subdivision	13,530	1,735	101	—	15,164	12,922	2,291	26	—	15,187
CMBS (1)	11,472	453	84	(1)	11,842	13,762	615	46	(1)	14,332
ABS	13,897	203	103	7	13,990	14,121	240	112	—	14,249
Total fixed maturity securities	$328,833	$26,029	$3,459	$50	$351,353	$334,780	$32,634	$1,877	$112	$365,425
Equity securities
Common stock	$2,058	$558	$27	$—	$2,589	$1,990	$554	$28	$—	$2,516
Non-redeemable preferred stock	1,059	75	46	—	1,088	1,086	68	39	—	1,115
Total equity securities	$3,117	$633	$73	$—	$3,677	$3,076	$622	$67	$—	$3,631
__________________

(1)
The noncredit loss component of other-than-temporary-impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both June 30, 2015 and December 31, 2014, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $84 million and $64 million with unrealized gains (losses) of $31 million and $28 million at June 30, 2015 and December 31, 2014, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$12,889	$71,122	$72,803	$106,462	$65,557	$328,833
Estimated fair value	$13,015	$74,685	$77,611	$118,692	$67,350	$351,353
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

	June 30, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$19,772	$944	$2,353	$262	$11,389	$331	$4,658	$293
Foreign corporate	12,921	871	1,726	197	9,410	505	2,074	166
U.S. Treasury and agency	9,657	395	301	4	8,927	12	1,314	18
Foreign government	3,025	91	435	62	1,085	80	630	81
RMBS	12,298	199	1,767	190	4,180	92	2,534	228
State and political subdivision	1,752	78	101	23	83	1	297	25
CMBS	2,553	61	413	22	1,268	23	934	22
ABS	5,068	68	1,463	42	4,456	57	1,440	55
Total fixed maturity securities	$67,046	$2,707	$8,559	$802	$40,798	$1,101	$13,881	$888
Equity securities
Common stock	$191	$27	$3	$—	$111	$28	$1	$—
Non-redeemable preferred stock	84	3	185	43	67	2	192	37
Total equity securities	$275	$30	$188	$43	$178	$30	$193	$37
Total number of securities in an unrealized loss position	4,916		1,060		3,153		1,435
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2015. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $1.5 billion during the six months ended June 30, 2015 to $3.5 billion. The increase in gross unrealized losses for the six months ended June 30, 2015 was primarily attributable to an increase in interest rates, and to a lesser extent, widening credit spreads.
At June 30, 2015, $275 million of the total $3.5 billion of gross unrealized losses were from 63 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $275 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $216 million, or 79%, were related to gross unrealized losses on 35 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Below Investment Grade Fixed Maturity Securities
Of the $275 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $59 million, or 21%, were related to gross unrealized losses on 28 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans), state and political subdivision securities (primarily tax-exempt revenue bonds) and foreign corporate securities (primarily consumer services industry securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and evaluates foreign corporate and state and political subdivision securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities increased $6 million during the six months ended June 30, 2015 to $73 million. Of the $73 million, $30 million were from eight securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $30 million, 57% were from securities rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock securities.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$42,953	67.1%	$41,088	68.3%
Agricultural	12,498	19.5	12,378	20.6
Residential	8,273	12.9	6,369	10.6
Subtotal (1)	63,724	99.5	59,835	99.5
Valuation allowances	(325)	(0.5)	(305)	(0.5)
Subtotal mortgage loans, net	63,399	99.0	59,530	99.0
Residential — fair value option (“FVO”)	345	0.6	308	0.5
Commercial mortgage loans held by CSEs — FVO	266	0.4	280	0.5
Total mortgage loans, net	$64,010	100.0%	$60,118	100.0%
__________________

(1)
Purchases of mortgage loans were $785 million and $2.2 billion for the three months and six months ended June 30, 2015, respectively. Purchases of mortgage loans were $818 million and $1.4 billion for the three months and six months ended June 30, 2014, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2015
Commercial	$70	$70	$18	$83	$83	$42,800	$210	$135
Agricultural	51	48	3	16	16	12,434	38	61
Residential	—	—	—	91	83	8,190	56	83
Total	$121	$118	$21	$190	$182	$63,424	$304	$279
December 31, 2014
Commercial	$75	$75	$24	$101	$100	$40,913	$200	$151
Agricultural	51	48	2	14	13	12,317	37	59
Residential	—	—	—	40	37	6,332	42	37
Total	$126	$123	$26	$155	$150	$59,562	$279	$247
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $160 million, $64 million and $70 million, respectively, for the three months ended June 30, 2015; and $165 million, $63 million and $59 million, respectively, for the six months ended June 30, 2015.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $462 million, $88 million and $9 million, respectively, for the three months ended June 30, 2014; and $476 million, $92 million and $12 million, respectively, for the six months ended June 30, 2014.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2015				2014
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$224	$39	$42	$305	$258	$44	$20	$322
Provision (release)	4	2	23	29	(4)	(2)	3	(3)
Charge-offs, net of recoveries	—	—	(9)	(9)	(24)	—	(1)	(25)
Balance, end of period	$228	$41	$56	$325	$230	$42	$22	$294

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
June 30, 2015
Loan-to-value ratios
Less than 65%	$35,710	$1,216	$658	$37,584	87.5%	$39,102	87.9%
65% to 75%	3,911	349	63	4,323	10.1	4,345	9.8
76% to 80%	133	—	8	141	0.3	148	0.3
Greater than 80%	541	259	105	905	2.1	904	2.0
Total	$40,295	$1,824	$834	$42,953	100.0%	$44,499	100.0%
December 31, 2014
Loan-to-value ratios
Less than 65%	$33,933	$1,105	$1,101	$36,139	88.0%	$38,166	88.4%
65% to 75%	3,306	405	87	3,798	9.2	3,873	9.0
76% to 80%	130	—	15	145	0.4	153	0.3
Greater than 80%	562	281	163	1,006	2.4	987	2.3
Total	$37,931	$1,791	$1,366	$41,088	100.0%	$43,179	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$11,733	93.8%	$11,743	94.9%
65% to 75%	625	5.0	533	4.3
76% to 80%	70	0.6	17	0.1
Greater than 80%	70	0.6	85	0.7
Total	$12,498	100.0%	$12,378	100.0%
The estimated fair value of agricultural mortgage loans was $12.9 billion and $12.8 billion at June 30, 2015 and December 31, 2014, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$7,752	93.7%	$6,196	97.3%
Nonperforming	521	6.3	173	2.7
Total	$8,273	100.0%	$6,369	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The estimated fair value of residential mortgage loans was $8.6 billion and $6.6 billion at June 30, 2015 and December 31, 2014, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2015 and December 31, 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Commercial	$10	$10	$70	$75
Agricultural	33	1	46	41
Residential	521	173	512	163
Total	$564	$184	$628	$279
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During both the three months and six months ended June 30, 2015 and 2014, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.7 billion and $4.5 billion at June 30, 2015 and December 31, 2014, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2015	December 31, 2014
	(In millions)
Fixed maturity securities	$22,167	$30,367
Fixed maturity securities with noncredit OTTI losses in AOCI	(50)	(112)
Total fixed maturity securities	22,117	30,255
Equity securities	620	608
Derivatives	1,804	1,761
Other	192	149
Subtotal	24,733	32,773
Amounts allocated from:
Future policy benefits	(1,309)	(2,886)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(4)	(4)
DAC, VOBA and DSI	(1,451)	(1,946)
Policyholder dividend obligation	(2,328)	(3,155)
Subtotal	(5,092)	(7,991)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	20	42
Deferred income tax benefit (expense)	(6,774)	(8,556)
Net unrealized investment gains (losses)	12,887	16,268
Net unrealized investment gains (losses) attributable to noncontrolling interests	(24)	(33)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$12,863	$16,235
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$(112)	$(218)
Noncredit OTTI losses and subsequent changes recognized	12	17
Securities sold with previous noncredit OTTI loss	88	53
Subsequent changes in estimated fair value	(38)	36
Balance, end of period	$(50)	$(112)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2015
(In millions)
Balance, beginning of period	$16,235
Fixed maturity securities on which noncredit OTTI losses have been recognized	62
Unrealized investment gains (losses) during the period	(8,102)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,577
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—
DAC, VOBA and DSI	495
Policyholder dividend obligation	827
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(22)
Deferred income tax benefit (expense)	1,782
Net unrealized investment gains (losses)	12,854
Net unrealized investment gains (losses) attributable to noncontrolling interests	9
Balance, end of period	$12,863
Change in net unrealized investment gains (losses)	$(3,381)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	9
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(3,372)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $20.2 billion and $20.3 billion at June 30, 2015 and December 31, 2014, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $25.3 billion and $25.5 billion at June 30, 2015 and December 31, 2014, respectively.
Securities Lending
The Company participates in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned at inception of the loan. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary throughout the duration of the loan.
Elements of the securities lending program are presented below at:

	June 30, 2015	December 31, 2014
	(In millions)
Securities on loan: (1)
Amortized cost	$28,043	$26,989
Estimated fair value	$29,853	$30,269
Cash collateral on deposit from counterparties (2)	$30,511	$30,826
Security collateral on deposit from counterparties (3)	$99	$83
Reinvestment portfolio — estimated fair value	$30,799	$31,314
_________________

(1)
Included within fixed maturity securities and short-term investments. At June 30, 2015, both amortized cost and estimated fair value also include $217 million, at estimated fair value, of securities which are not reflected in the consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$10,610	$8,731	$6,847	$881	$27,069	88.7%
Agency RMBS	—	170	1,760	—	1,930	6.4
Foreign government	5	974	218	—	1,197	3.9
U.S. corporate	—	276	—	—	276	0.9
Foreign corporate	6	33	—	—	39	0.1
Total	$10,621	$10,184	$8,825	$881	$30,511	100.0%

	December 31, 2014
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$10,371	$10,423	$5,239	$—	$26,033	84.5%
Agency RMBS	—	482	2,572	—	3,054	9.9
Foreign government	30	1,034	81	—	1,145	3.7
U.S. corporate	125	182	—	—	307	1.0
Foreign corporate	175	112	—	—	287	0.9
Total	$10,701	$12,233	$7,892	$—	$30,826	100.0%
_________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2015 was $10.3 billion, over 99% of which were U.S. Treasury and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. Treasury and agency, ABS, U.S. corporate, non-agency RMBS and foreign corporate securities) with over 60% invested in agency RMBS, U.S. Treasury and agency securities, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Repurchase Agreement Transactions
Commencing in the first quarter of 2015, the Company began participating in short-term repurchase agreements and reverse repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and contemporaneously borrows other fixed maturity securities (e.g., repurchase and reverse repurchase, respectively). The Company obtains cash collateral in an amount greater than or equal to 95% of the estimated fair value of the securities loaned, and pledges cash collateral in an amount generally equal to 98% of the estimated fair value of the borrowed securities at the inception of the transaction. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.
The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $518 million and $506 million, respectively, at June 30, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected in the consolidated financial statements. The amount of borrowed securities which were re-pledged was $217 million, at estimated fair value, at June 30, 2015.
The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at June 30, 2015 were both $499 million. After the effect of offsetting of $499 million, the net amount presented in the consolidated balance sheet at June 30, 2015 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows. At June 30, 2015, all $499 million of payables from repurchase agreements had a remaining tenor of one to six months and were loans of U.S. and foreign corporate securities.
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

	June 30, 2015	December 31, 2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$9,036	$9,437
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	10,084	10,069
Invested assets pledged as collateral (1)	25,831	25,996
Total invested assets on deposit, held in trust and pledged as collateral	$44,951	$45,502
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report), collateral financing arrangements (see Note 13 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report) and derivative transactions (see Note 6).

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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2015 and December 31, 2014. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2015		December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,469	$—	$3,471	$—
Operating joint venture (2)	2,466	2,076	2,405	1,999
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	282	136	297	155
Investments:
Other invested assets	58	—	59	—
FVO and trading securities	—	—	45	—
Other limited partnership interests	34	—	37	—
Real estate joint ventures	—	—	9	15
Total	$6,309	$2,212	$6,323	$2,169
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

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $126 million and $123 million at estimated fair value at June 30, 2015 and December 31, 2014, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $1 million and $2 million for the three months and six months ended June 30, 2015, respectively, and $13 million and $31 million for the three months and six months ended June 30, 2014, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$67,350	$67,350	$68,427	$68,427
U.S. and foreign corporate	3,420	3,420	3,829	3,829
Other limited partnership interests	6,208	8,156	6,250	8,402
Other invested assets	1,593	2,017	1,720	2,050
FVO and trading securities	628	628	565	565
Real estate joint ventures	76	100	100	125
Mortgage loans	33	33	51	51
Equity securities AFS:
Non-redeemable preferred stock	40	40	41	41
Total	$79,348	$81,744	$80,983	$83,490
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $197 million and $212 million at June 30, 2015 and December 31, 2014, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 13, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2015 and 2014.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$3,672	$3,758	$7,213	$7,411
Equity securities	35	37	66	67
FVO and trading securities — Actively Traded and FVO general account securities (1)	2	44	39	81
Mortgage loans	801	708	1,531	1,417
Policy loans	151	158	303	315
Real estate and real estate joint ventures	323	262	534	479
Other limited partnership interests	250	206	465	535
Cash, cash equivalents and short-term investments	37	41	72	88
Operating joint ventures	8	3	16	3
Other	30	31	152	76
Subtotal	5,309	5,248	10,391	10,472
Less: Investment expenses	313	299	615	575
Subtotal, net	4,996	4,949	9,776	9,897
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	(55)	295	622	360
FVO CSEs — interest income:
Commercial mortgage loans	5	14	9	36
Securities	1	1	1	1
Subtotal	(49)	310	632	397
Net investment income	$4,947	$5,259	$10,408	$10,294
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Actively Traded and FVO general account securities	$(38)	$14	$(40)	$25
FVO contractholder-directed unit-linked investments	$(288)	$138	$261	$81
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. The investment returns on these investments inure to the contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$—	$(3)	$(7)
Transportation	—	(2)	—	(2)
Industrial	—	—	(2)	—
Total U.S. and foreign corporate securities	—	(2)	(5)	(9)
RMBS	(2)	(6)	(15)	(9)
ABS	—	(7)	—	(7)
OTTI losses on fixed maturity securities recognized in earnings	(2)	(15)	(20)	(25)
Fixed maturity securities — net gains (losses) on sales and disposals	117	69	268	165
Total gains (losses) on fixed maturity securities	115	54	248	140
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	(23)	—	(23)
Common stock	(9)	(10)	(9)	(11)
OTTI losses on equity securities recognized in earnings	(9)	(33)	(9)	(34)
Equity securities — net gains (losses) on sales and disposals	17	58	25	84
Total gains (losses) on equity securities	8	25	16	50
FVO and trading securities — FVO general account securities	—	(1)	—	8
Mortgage loans	(9)	16	(52)	5
Real estate and real estate joint ventures	(33)	(1)	(6)	64
Other limited partnership interests	(9)	(36)	7	(38)
Other investment portfolio gains (losses)	(27)	(2)	(4)	(6)
Subtotal — investment portfolio gains (losses)	45	55	209	223
FVO CSEs:
Commercial mortgage loans	1	(16)	(2)	(15)
Long-term debt — related to commercial mortgage loans	1	17	2	18
Non-investment portfolio gains (losses) (1)	(180)	(181)	(56)	(762)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(178)	(180)	(56)	(759)
Total net investment gains (losses)	$(133)	$(125)	$153	$(536)
__________________

(1)
Non-investment portfolio gains (losses) for the three months and six months ended June 30, 2014 includes a loss of $138 million and $633 million, respectively, related to the disposition of MetLife Assurance Limited (“MAL”). See Note 3 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($243) million and ($82) million for the three months and six months ended June 30, 2015, respectively, and ($112) million and ($107) million for the three months and six months ended June 30, 2014, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended June 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$29,321	$19,700	$103	$326
Gross investment gains	$338	$176	$20	$60
Gross investment losses	(221)	(107)	(3)	(2)
OTTI losses	(2)	(15)	(9)	(33)
Net investment gains (losses)	$115	$54	$8	$25

	Six Months Ended June 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$59,327	$41,991	$156	$427
Gross investment gains	$676	$490	$35	$87
Gross investment losses	(408)	(325)	(10)	(3)
OTTI losses	(20)	(25)	(9)	(34)
Net investment gains (losses)	$248	$140	$16	$50

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Balance, beginning of period	$357	$370	$357	$378
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	—	2	—
Additional impairments — credit loss OTTI on securities previously impaired	2	6	13	8
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(78)	(10)	(91)	(20)
Securities impaired to net present value of expected future cash flows	—	(7)	—	(7)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	—	(1)	—
Balance, end of period	$280	$359	$280	$359
6. Derivatives
Accounting for Derivatives
Freestanding Derivatives
Freestanding derivatives are carried on the Company’s balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•
Fair value hedge (a hedge of the estimated fair value of a recognized asset or liability) - in net derivative gains (losses), consistent with the change in estimated fair value of the hedged item attributable to the designated risk being hedged.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Embedded Derivatives
The Company sells variable annuities and issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at estimated fair value with changes in estimated fair value recorded in earnings;

•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and

•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
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
TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (“LIBOR”), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2015			December 31, 2014
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,914	$1,968	$18	$6,044	$2,064	$21
Foreign currency swaps	Foreign currency exchange rate	3,077	125	225	2,708	65	100
Foreign currency forwards	Foreign currency exchange rate	2,085	—	82	2,335	—	291
Subtotal		11,076	2,093	325	11,087	2,129	412
Cash flow hedges:
Interest rate swaps	Interest rate	2,835	386	13	2,560	528	—
Interest rate forwards	Interest rate	105	19	—	225	63	—
Foreign currency swaps	Foreign currency exchange rate	21,050	888	1,377	18,325	563	930
Subtotal		23,990	1,293	1,390	21,110	1,154	930
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	4,059	130	4	4,097	295	11
Currency options	Foreign currency exchange rate	6,769	312	12	6,419	415	—
Subtotal		10,828	442	16	10,516	710	11
Total qualifying hedges		45,894	3,828	1,731	42,713	3,993	1,353
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	92,199	3,993	1,829	93,266	4,570	2,051
Interest rate floors	Interest rate	30,155	328	102	55,645	440	199
Interest rate caps	Interest rate	52,874	85	1	49,128	145	1
Interest rate futures	Interest rate	2,997	9	12	2,707	4	9
Interest rate options	Interest rate	35,507	1,066	78	48,078	1,241	75
Synthetic GICs	Interest rate	4,211	—	—	4,298	—	—
Foreign currency swaps	Foreign currency exchange rate	11,354	437	437	11,041	447	385
Foreign currency forwards	Foreign currency exchange rate	12,612	114	534	13,206	127	791
Currency futures	Foreign currency exchange rate	1,013	1	—	522	2	—
Currency options	Foreign currency exchange rate	9,920	608	319	8,324	585	340
Credit default swaps — purchased	Credit	2,622	12	39	2,830	8	34
Credit default swaps — written	Credit	10,594	163	5	10,527	181	6
Equity futures	Equity market	6,333	47	15	6,073	65	2
Equity index options	Equity market	42,856	1,440	1,104	39,345	1,426	1,036
Equity variance swaps	Equity market	24,826	286	719	24,598	196	639
TRRs	Equity market	3,558	77	3	3,297	22	101
Total non-designated or non-qualifying derivatives		343,631	8,666	5,197	372,885	9,459	5,669
Total		$389,525	$12,494	$6,928	$415,598	$13,452	$7,022
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2015 and December 31, 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Derivatives and hedging gains (losses) (1)	$(1,733)	$82	$(885)	$534
Embedded derivatives gains (losses)	821	229	794	120
Total net derivative gains (losses)	$(912)	$311	$(91)	$654
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$45	$34	$103	$67
Interest credited to policyholder account balances	13	32	15	64
Other expenses	1	—	(2)	(1)
Non-qualifying hedges:
Net investment income	(1)	(1)	(2)	(2)
Net derivative gains (losses)	240	149	501	368
Policyholder benefits and claims	4	(56)	8	(64)
Total	$302	$158	$623	$432

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2015
Interest rate derivatives	$(1,459)	$—	$(18)
Foreign currency exchange rate derivatives	(590)	—	—
Credit derivatives — purchased	4	1	—
Credit derivatives — written	(34)	—	—
Equity derivatives	(186)	(3)	(27)
Total	$(2,265)	$(2)	$(45)
Three Months Ended June 30, 2014
Interest rate derivatives	$305	$—	$10
Foreign currency exchange rate derivatives	(81)	—	—
Credit derivatives — purchased	(7)	(1)	—
Credit derivatives — written	22	—	—
Equity derivatives	(425)	(6)	(119)
Total	$(186)	$(7)	$(109)
Six Months Ended June 30, 2015
Interest rate derivatives	$(907)	$—	$(7)
Foreign currency exchange rate derivatives	79	—	—
Credit derivatives — purchased	(7)	—	—
Credit derivatives — written	(31)	1	—
Equity derivatives	(648)	(7)	(126)
Total	$(1,514)	$(6)	$(133)
Six Months Ended June 30, 2014
Interest rate derivatives	$603	$—	$22
Foreign currency exchange rate derivatives	(12)	—	—
Credit derivatives — purchased	(6)	—	—
Credit derivatives — written	13	—	—
Equity derivatives	(606)	(12)	(157)
Total	$(8)	$(12)	$(135)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$4	$(2)	$2
	Policyholder liabilities (1)	(366)	362	(4)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	5	2
	Foreign-denominated policyholder account balances (2)	110	(112)	(2)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(81)	74	(7)
Total		$(336)	$327	$(9)
Three Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$(3)	$2	$(1)
	Policyholder liabilities (1)	137	(131)	6
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	3	—
	Foreign-denominated policyholder account balances (2)	1	(3)	(2)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	6	(5)	1
Total		$138	$(134)	$4
Six Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$(1)	$5	$4
	Policyholder liabilities (1)	(169)	164	(5)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	7	(3)	4
	Foreign-denominated policyholder account balances (2)	(139)	133	(6)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(98)	90	(8)
Total		$(400)	$389	$(11)
Six Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$(2)	$3	$1
	Policyholder liabilities (1)	346	(335)	11
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(7)	7	—
	Foreign-denominated policyholder account balances (2)	(26)	29	3
Foreign currency forwards:	Foreign-denominated fixed maturity securities	16	(14)	2
Total		$327	$(310)	$17
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and six months ended June 30, 2015, ($3) million and ($5) million, respectively, of the change in estimated fair value of derivatives was excluded from the assessment of hedge effectiveness. For the three months and six months ended June 30, 2014, $2 million and $5 million, respectively, of the change in estimated fair value of derivatives was excluded from the assessment of hedge effectiveness.

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $3 million for both the three months and six months ended June 30, 2015, and ($2) million and ($4) million for the three months and six months ended June 30, 2014, respectively.
At both June 30, 2015 and December 31, 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At both June 30, 2015 and December 31, 2014, the balance in AOCI associated with cash flow hedges was $1.8 billion.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended June 30, 2015
Interest rate swaps	$(269)	$7	$3	$—	$(1)
Interest rate forwards	(20)	1	1	—	—
Foreign currency swaps	(106)	290	(1)	1	(2)
Credit forwards	—	—	1	—	—
Total	$(395)	$298	$4	$1	$(3)
Three Months Ended June 30, 2014
Interest rate swaps	$134	$12	$2	$—	$(5)
Interest rate forwards	11	2	1	1	—
Foreign currency swaps	30	62	—	—	(1)
Credit forwards	—	—	—	—	—
Total	$175	$76	$3	$1	$(6)
Six Months Ended June 30, 2015
Interest rate swaps	$(95)	$12	$6	$—	$2
Interest rate forwards	(5)	4	2	1	—
Foreign currency swaps	(108)	(277)	(1)	1	2
Credit forwards	—	—	1	—	—
Total	$(208)	$(261)	$8	$2	$4
Six Months Ended June 30, 2014
Interest rate swaps	$362	$27	$4	$—	$—
Interest rate forwards	52	2	2	1	1
Foreign currency swaps	82	98	(1)	1	(1)
Credit forwards	—	—	—	—	—
Total	$496	$127	$5	$2	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

At June 30, 2015, $9 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
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
The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended June 30, 2015
Foreign currency forwards	$45
Currency options	(2)
Total	$43
Three Months Ended June 30, 2014
Foreign currency forwards	$(45)
Currency options	(124)
Total	$(169)
Six Months Ended June 30, 2015
Foreign currency forwards	$156
Currency options	(43)
Total	$113
Six Months Ended June 30, 2014
Foreign currency forwards	$(79)
Currency options	(238)
Total	$(317)
__________________

(1)
During both the three months and six months ended June 30, 2015, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings. In May 2014, the Company sold its interest in MAL (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report), which was a hedged item in a net investment hedging relationship. As a result, during both the three months and six months ended June 30, 2014, the Company released losses of $77 million from AOCI into earnings upon the sale.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At June 30, 2015 and December 31, 2014, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $1.1 billion and $940 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $10.6 billion and $10.5 billion at June 30, 2015 and December 31, 2014, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2015 and December 31, 2014, the Company would have received $158 million and $175 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$9	$707	2.5	$10	$677	2.4
Credit default swaps referencing indices	5	1,600	2.9	10	1,700	2.6
Subtotal	14	2,307	2.8	20	2,377	2.6
Baa
Single name credit default swaps (corporate)	20	1,438	2.7	23	1,591	2.8
Credit default swaps referencing indices	81	5,990	4.7	94	5,774	4.7
Subtotal	101	7,428	4.3	117	7,365	4.3
Ba
Single name credit default swaps (corporate)	—	65	2.6	—	60	3.0
Credit default swaps referencing indices	1	100	1.5	(1)	100	2.0
Subtotal	1	165	1.9	(1)	160	2.4
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	42	694	4.9	39	625	4.9
Subtotal	42	694	4.9	39	625	4.9
Total	$158	$10,594	4.0	$175	$10,527	3.9
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $10.6 billion and $10.5 billion from the table above were $195 million and $75 million at June 30, 2015 and December 31, 2014, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $104 million and $15 million in gross notional amount and $4 million and $1 million in estimated fair value at June 30, 2015 and December 31, 2014, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2015		December 31, 2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (6)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$11,486	$5,961	$12,256	$6,017
OTC-cleared (1)	1,200	1,006	1,380	1,054
Exchange-traded	57	27	71	11
Total gross estimated fair value of derivatives (1)	12,743	6,994	13,707	7,082
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	12,743	6,994	13,707	7,082
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,434)	(4,434)	(4,082)	(4,082)
OTC-cleared	(882)	(882)	(989)	(989)
Exchange-traded	(11)	(11)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(4,492)	(11)	(4,153)	(133)
OTC-cleared	(306)	(118)	(386)	(62)
Exchange-traded	—	(13)	—	(4)
Securities collateral: (5)
OTC-bilateral	(1,973)	(1,356)	(3,768)	(1,700)
OTC-cleared	—	(6)	—	(3)
Exchange-traded	—	(3)	—	(2)
Net amount after application of master netting agreements and collateral	$645	$160	$324	$102
__________________

(1)
At June 30, 2015 and December 31, 2014, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $249 million and $255 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $66 million and $60 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $0 and $263 million at June 30, 2015 and December 31, 2014, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2015 and December 31, 2014, the Company received excess cash collateral of $86 million and $87 million (including $0 and $36 million off-balance sheet cash collateral held in separate custodial accounts), respectively, and provided excess cash collateral of $285 million and $192 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2015, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2015 and December 31, 2014, the Company received excess securities collateral with an estimated fair value of $82 million and $395 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2015 and December 31, 2014, the Company provided excess securities collateral with an estimated fair value of $149 million and $117 million, respectively, for its OTC-bilateral derivatives, and $227 million and $199 million, respectively, for its OTC-cleared derivatives, and $84 million and $245 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)	See Note 5 for information regarding the Company’s gross and net payables and receivables under repurchase agreement transactions.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the estimated fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
June 30, 2015
Derivatives subject to credit-contingent provisions	$1,425	$1,418	$8	$5	$7
Derivatives not subject to credit-contingent provisions	92	70	3	—	—
Total	$1,517	$1,488	$11	$5	$7
December 31, 2014
Derivatives subject to credit-contingent provisions	$1,832	$1,750	$131	$5	$7
Derivatives not subject to credit-contingent provisions	84	65	2	—	—
Total	$1,916	$1,815	$133	$5	$7
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2015	December 31, 2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$303	$324
Funds withheld on assumed reinsurance	Other invested assets	39	53
Options embedded in debt or equity securities	Investments	(262)	(217)
Net embedded derivatives within asset host contracts		$80	$160
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances and Future policy benefits	$(1,333)	$(1,126)
Assumed guaranteed minimum benefits	Policyholder account balances	773	973
Funds withheld on ceded reinsurance	Other liabilities	42	83
Other	Policyholder account balances	24	24
Net embedded derivatives within liability host contracts		$(494)	$(46)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net derivative gains (losses) (1)	$821	$229	$794	$120
Policyholder benefits and claims	$(43)	$8	$(19)	$23
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($100) million and ($31) million for the three months and six months ended June 30, 2015, respectively, and ($51) million and ($8) million for the three months and six months ended June 30, 2014, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	June 30, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$94,013	$7,133	$101,146
Foreign corporate	—	52,711	6,387	59,098
U.S. Treasury and agency	32,795	24,688	55	57,538
Foreign government	—	49,721	1,336	51,057
RMBS	2,635	34,747	4,136	41,518
State and political subdivision	—	15,109	55	15,164
CMBS	—	11,113	729	11,842
ABS	—	11,837	2,153	13,990
Total fixed maturity securities	35,430	293,939	21,984	351,353
Equity securities:
Common stock	1,514	918	157	2,589
Non-redeemable preferred stock	—	756	332	1,088
Total equity securities	1,514	1,674	489	3,677
FVO and trading securities:
Actively Traded securities	—	641	13	654
FVO general account securities	480	35	88	603
FVO contractholder-directed unit-linked investments	11,230	3,595	364	15,189
FVO securities held by CSEs	—	4	10	14
Total FVO and trading securities	11,710	4,275	475	16,460
Short-term investments (1)	2,453	8,517	1,809	12,779
Mortgage loans:
Residential mortgage loans — FVO	—	—	345	345
Commercial mortgage loans held by CSEs — FVO	—	266	—	266
Total mortgage loans	—	266	345	611
Other invested assets:
Other investments	166	56	—	222
Derivative assets: (2)
Interest rate	9	7,826	19	7,854
Foreign currency exchange rate	1	2,588	26	2,615
Credit	—	165	10	175
Equity market	47	1,383	420	1,850
Total derivative assets	57	11,962	475	12,494
Total other invested assets	223	12,018	475	12,716
Net embedded derivatives within asset host contracts (3)	—	—	342	342
Separate account assets (4)	84,287	233,265	1,925	319,477
Total assets	$135,617	$553,954	$27,844	$717,415
Liabilities
Derivative liabilities: (2)
Interest rate	$12	$2,040	$1	$2,053
Foreign currency exchange rate	—	2,888	102	2,990
Credit	—	43	1	44
Equity market	15	1,083	743	1,841
Total derivative liabilities	27	6,054	847	6,928
Net embedded derivatives within liability host contracts (3)	—	5	(499)	(494)
Long-term debt of CSEs — FVO	—	122	12	134
Trading liabilities (5)	207	20	4	231
Total liabilities	$234	$6,201	$364	$6,799

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At June 30, 2015 and December 31, 2014, equity securities also included embedded derivatives of ($262) million and ($217) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 9% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2015.

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
______________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives —Freestanding Derivatives Valuation Techniques and Key Inputs.”

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curve	•	swap yield curve	•	swap yield curve	•	swap yield curve
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)
			•	currency volatility (1)
Level 3	•	swap yield curve (2)	•	swap yield curve (2)	•	swap yield curve (2)	•	dividend yield curves (2)
	•	basis curves (2)	•	basis curves (2)	•	credit curves (2)	•	equity volatility (1), (2)
	•	interest rate volatility (1), (2)	•	cross currency basis curves (2)	•	credit spreads	•	correlation between model inputs (1)
			•	currency correlation	•	repurchase rates
			•	currency volatility (1)	•	independent non-binding broker quotations
______________

(1)	Option-based only.

(2)	Extrapolation beyond the observable limits of the curve(s).
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, equity or bond indexed crediting rates within certain funding agreements and annuity contracts, and those related to funds withheld on ceded reinsurance. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2015, transfers between Levels 1 and 2 were $140 million. For assets and liabilities measured at estimated fair value and still held at December 31, 2014, transfers between Levels 1 and 2 were $160 million.
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
Transfers into Level 3 for fixed maturity securities, equity securities and FVO and trading securities were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or credit spreads.
Transfers out of Level 3 for fixed maturity securities, equity securities, short-term investments and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

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

					June 30, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(40)	-	240	43	(40)	-	240	46	Decrease
	•	Market pricing	•	Quoted prices (5)	2	-	780	149	—	-	750	151	Increase
	•	Consensus pricing	•	Offered quotes (5)	31	-	133	98	31	-	126	99	Increase
Foreign government	•	Market pricing	•	Quoted prices (5)	72	-	196	107	92	-	189	106	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	12	-	130	94	22	-	120	97	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	33	-	113	94	1	-	118	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	15	-	110	101	15	-	110	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	65	-	106	100	56	-	106	102	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	322	-	333		278	-	297		Increase (12)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	(2)	-	329		62	-	2,430		Increase (12)
			•	Correlation (8)	39%	-	57%		40%	-	55%
Credit	•	Present value techniques	•	Credit spreads (9)	99	-	100		98	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	15%	-	35%		15%	-	27%		Increase (12)
			•	Correlation (8)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.28%		0%	-	0.28%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.75%		0.04%	-	0.88%		Decrease (13)
				Ages 61 - 115	0.15%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	30%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	8.58%	-	33%		7.30%	-	33%		Increase (17)
			•	Nonperformance risk spread	(0.19)%	-	0.83%		(0.35)%	-	0.81%		Decrease (18)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)	The impact of a decrease in input would have the opposite impact on the estimated fair value. For embedded derivatives, changes are based on liability positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

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

(10)	At both June 30, 2015 and December 31, 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Three Months Ended June 30, 2015
Balance, beginning of period	$7,321	$6,408	$—	$1,384	$4,545	$2	$644	$2,453
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	5	3	—	4	29	—	—	2
Net investment gains (losses)	17	5	—	—	12	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	(297)	(110)	—	(27)	16	—	1	(4)
Purchases (3)	336	271	55	88	453	55	84	681
Sales (3)	(325)	(213)	—	(20)	(331)	—	(50)	(67)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	166	86	—	10	6	—	58	89
Transfers out of Level 3 (4)	(90)	(63)	—	(103)	(594)	(2)	(8)	(1,001)
Balance, end of period	$7,133	$6,387	$55	$1,336	$4,136	$55	$729	$2,153
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$4	$3	$—	$4	$29	$—	$—	$2
Net investment gains (losses)	$—	$—	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended June 30, 2015
Balance, beginning of period	$94	$244	$10	$89	$412	$10	$1,358	$329
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(1)	(2)	—	2	(2)
Net investment gains (losses)	2	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	—	(2)	—	—	—	—	(1)	—
Purchases (3)	40	2	8	1	65	—	1,702	45
Sales (3)	(5)	(15)	(4)	(1)	(121)	—	(975)	(23)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(4)
Transfers into Level 3 (4)	27	104	—	—	52	—	—	—
Transfers out of Level 3 (4)	(1)	(1)	(1)	—	(42)	—	(277)	—
Balance, end of period	$157	$332	$13	$88	$364	$10	$1,809	$345
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$(1)	$(5)	$—	$1	$(2)
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Three Months Ended June 30, 2015
Balance, beginning of period	$69	$(67)	$10	$(357)	$278	$2,056	$(12)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(30)	—	—
Net derivative gains (losses)	(8)	(15)	(1)	22	780	—	—	—
Policyholder benefits and claims	—	—	—	—	(43)	—	—	—
OCI	(20)	(1)	—	—	21	—	—	—
Purchases (3)	—	—	—	4	—	153	—	(4)
Sales (3)	—	—	—	—	—	(83)	—	—
Issuances (3)	(1)	—	—	—	—	—	—	—
Settlements (3)	(22)	7	—	8	(195)	(1)	—	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(170)	—	—
Balance, end of period	$18	$(76)	$9	$(323)	$841	$1,925	$(12)	$(4)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$(13)	$(2)	$22	$765	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$(42)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$7,378	$6,501	$45	$1,545	$3,439	$21	$682	$2,800
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	(1)	—	96	25	—	—	1
Net investment gains (losses)	7	(3)	—	—	—	—	—	2
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	108	339	—	(91)	81	—	(8)	(3)
Purchases (3)	487	394	301	118	802	2	15	1,616
Sales (3)	(455)	(323)	(26)	(96)	(209)	—	(34)	(259)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	253	223	—	284	—	12	—	121
Transfers out of Level 3 (4)	(413)	(518)	—	(184)	(193)	—	(60)	(492)
Balance, end of period	$7,369	$6,612	$320	$1,672	$3,945	$35	$595	$3,786
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$(2)	$—	$1	$13	$—	$—	$—
Net investment gains (losses)	$—	$(2)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$203	$441	$11	$29	$624	$11	$1,032	$352
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	11	6	—	1	8
Net investment gains (losses)	(2)	(3)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	40	15	—	—	—	—	—	—
Purchases (3)	24	—	19	—	281	—	212	24
Sales (3)	(2)	—	(2)	—	(270)	—	(461)	(3)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(14)
Transfers into Level 3 (4)	2	—	—	69	37	—	—	—
Transfers out of Level 3 (4)	(79)	(190)	(8)	—	(107)	—	(538)	—
Balance, end of period	$186	$263	$20	$109	$571	$11	$246	$367
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$11	$15	$—	$1	$8
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$56	$(13)	$20	$(356)	$980	$1,730	$(15)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	21	—	—
Net derivative gains (losses)	9	6	(2)	(45)	255	—	—	—
Policyholder benefits and claims	—	—	—	2	8	—	—	—
OCI	11	1	—	—	(18)	—	—	—
Purchases (3)	—	—	—	4	—	131	—	—
Sales (3)	—	—	—	—	—	(104)	—	—
Issuances (3)	—	—	(1)	—	—	58	—	—
Settlements (3)	(40)	3	—	—	(205)	(27)	—	—
Transfers into Level 3 (4)	—	—	—	—	—	4	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(122)	—	—
Balance, end of period	$36	$(3)	$17	$(395)	$1,020	$1,691	$(15)	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$(1)	$4	$(1)	$(46)	$262	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$2	$8	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Six Months Ended June 30, 2015
Balance, beginning of period	$6,942	$6,490	$—	$1,311	$4,383	$—	$765	$2,244
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	8	13	—	7	57	—	—	(4)
Net investment gains (losses)	17	5	—	—	14	—	—	(3)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	(235)	(254)	—	(24)	(4)	—	(7)	(17)
Purchases (3)	686	403	55	145	863	55	85	1,075
Sales (3)	(437)	(261)	—	(31)	(533)	—	(103)	(247)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	247	117	—	209	7	—	66	104
Transfers out of Level 3 (4)	(95)	(126)	—	(281)	(651)	—	(77)	(999)
Balance, end of period	$7,133	$6,387	$55	$1,336	$4,136	$55	$729	$2,153
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$6	$10	$—	$7	$56	$—	$—	$(4)
Net investment gains (losses)	$—	$—	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Six Months Ended June 30, 2015
Balance, beginning of period	$95	$250	$5	$95	$455	$12	$336	$308
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(1)	(25)	—	2	20
Net investment gains (losses)	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	4	(8)	—	—	—	—	(1)	—
Purchases (3)	43	5	8	1	89	—	1,822	104
Sales (3)	(8)	(15)	—	(7)	(196)	(1)	(60)	(71)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(16)
Transfers into Level 3 (4)	26	106	—	—	53	—	—	—
Transfers out of Level 3 (4)	(3)	(6)	—	—	(12)	(1)	(290)	—
Balance, end of period	$157	$332	$13	$88	$364	$10	$1,809	$345
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$(1)	$(18)	$—	$1	$20
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Six Months Ended June 30, 2015
Balance, beginning of period	$63	$(68)	$12	$(307)	$430	$1,922	$(13)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	5	—	—
Net derivative gains (losses)	(8)	(28)	(3)	(30)	808	—	—	—
Policyholder benefits and claims	—	—	—	1	(19)	—	—	—
OCI	(5)	1	—	—	19	—	—	—
Purchases (3)	—	—	—	4	—	310	—	(4)
Sales (3)	—	—	—	—	—	(201)	—	—
Issuances (3)	(1)	—	—	—	—	1	—	—
Settlements (3)	(31)	19	—	9	(397)	(2)	1	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(110)	—	—
Balance, end of period	$18	$(76)	$9	$(323)	$841	$1,925	$(12)	$(4)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$(44)	$(3)	$(30)	$787	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$1	$(17)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$7,148	$6,704	$62	$2,235	$2,957	$10	$972	$4,210
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	4	—	98	35	—	—	5
Net investment gains (losses)	—	(1)	—	(4)	8	—	—	(38)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	268	298	—	(77)	68	1	(32)	63
Purchases (3)	863	716	301	179	1,176	2	61	2,098
Sales (3)	(562)	(240)	(1)	(109)	(377)	—	(172)	(567)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	464	517	—	312	146	32	11	548
Transfers out of Level 3 (4)	(816)	(1,386)	(42)	(962)	(68)	(10)	(245)	(2,533)
Balance, end of period	$7,369	$6,612	$320	$1,672	$3,945	$35	$595	$3,786
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$7	$—	$3	$24	$—	$—	$—
Net investment gains (losses)	$(7)	$(2)	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$177	$395	$12	$29	$603	$—	$254	$338
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	11	12	—	1	11
Net investment gains (losses)	(2)	(3)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	43	14	—	—	—	—	(1)	—
Purchases (3)	21	—	20	—	318	—	192	51
Sales (3)	(14)	—	(5)	—	(368)	(1)	(76)	(8)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(25)
Transfers into Level 3 (4)	40	—	—	69	27	12	—	—
Transfers out of Level 3 (4)	(79)	(143)	(7)	—	(21)	—	(124)	—
Balance, end of period	$186	$263	$20	$109	$571	$11	$246	$367
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$11	$14	$—	$1	$11
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$13	$(11)	$29	$(317)	$1,258	$1,465	$(28)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	65	—	—
Net derivative gains (losses)	15	8	(9)	(87)	160	—	—	—
Policyholder benefits and claims	—	—	—	6	23	—	—	—
OCI	49	—	—	(1)	(24)	—	—	—
Purchases (3)	—	—	—	4	—	348	—	—
Sales (3)	—	—	—	—	—	(192)	—	—
Issuances (3)	—	—	(3)	—	—	82	—	—
Settlements (3)	(41)	—	—	—	(397)	(28)	13	—
Transfers into Level 3 (4)	—	—	—	—	—	2	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(51)	—	—
Balance, end of period	$36	$(3)	$17	$(395)	$1,020	$1,691	$(15)	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$7	$(7)	$(87)	$168	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$6	$24	$—	$—	$—
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

	Residential Mortgage Loans — FVO		Certain Assets and Liabilities of CSEs — FVO (1)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Assets
Unpaid principal balance	$482	$436	$208	$223
Difference between estimated fair value and unpaid principal balance	(137)	(128)	58	57
Carrying value at estimated fair value	$345	$308	$266	$280
Loans in non-accrual status	$141	$125	$—	$—
Liabilities
Contractual principal balance			$141	$159
Difference between estimated fair value and contractual principal balance			(7)	(8)
Carrying value at estimated fair value			$134	$151
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

	At June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$97	$146	$—	$(1)	$4	$(2)
Other limited partnership interests (2)	$36	$69	$(8)	$(35)	$(19)	$(37)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2015 and 2014 were not significant.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “ —Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2 and, to a lesser extent, in Level 1, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$63,399	$—	$—	$66,024	$66,024
Policy loans	$11,575	$—	$1,661	$12,071	$13,732
Real estate joint ventures	$47	$—	$—	$123	$123
Other limited partnership interests	$603	$—	$—	$764	$764
Other invested assets	$525	$161	$33	$331	$525
Premiums, reinsurance and other receivables	$4,933	$—	$2,613	$2,364	$4,977
Other assets	$334	$—	$268	$63	$331
Liabilities
Policyholder account balances	$128,707	$—	$—	$133,064	$133,064
Long-term debt	$16,631	$—	$18,093	$—	$18,093
Collateral financing arrangements	$4,164	$—	$—	$3,939	$3,939
Junior subordinated debt securities	$3,193	$—	$4,106	$—	$4,106
Other liabilities	$7,023	$—	$5,716	$1,308	$7,024
Separate account liabilities	$118,341	$—	$118,341	$—	$118,341

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$59,530	$—	$—	$62,554	$62,554
Policy loans	$11,618	$—	$1,647	$12,287	$13,934
Real estate joint ventures	$67	$—	$—	$139	$139
Other limited partnership interests	$704	$—	$—	$906	$906
Other invested assets	$562	$172	$70	$320	$562
Premiums, reinsurance and other receivables	$3,070	$—	$713	$2,444	$3,157
Other assets	$251	$—	$175	$68	$243
Liabilities
Policyholder account balances	$134,219	$—	$—	$139,359	$139,359
Long-term debt	$16,128	$—	$18,357	$—	$18,357
Collateral financing arrangements	$4,196	$—	$—	$3,961	$3,961
Junior subordinated debt securities	$3,193	$—	$4,173	$—	$4,173
Other liabilities	$2,544	$—	$1,223	$1,323	$2,546
Separate account liabilities	$116,665	$—	$116,665	$—	$116,665

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
Long-term Debt, Collateral Financing Arrangements and Junior Subordinated Debt Securities
The estimated fair values of long-term debt, collateral financing arrangements and junior subordinated debt securities are principally determined using market standard valuation methodologies. Capital leases, which are not required to be disclosed at estimated fair value, are excluded from the preceding tables.
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
9. Equity
Preferred Stock
In June 2015, MetLife, Inc. issued 1,500,000 shares of 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the "Series C preferred shares"), with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate proceeds of $1.5 billion.
The Series C preferred shares rank senior to MetLife, Inc.’s common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the Series C preferred shares will be entitled to receive dividend payments only when, as and if declared by MetLife, Inc.’s Board of Directors or a duly authorized committee of the Board. If dividends are declared on the Series C preferred shares for any dividend period, they will be calculated on a non-cumulative basis at a fixed rate per annum of 5.25% from the date of original issue to but excluding June 15, 2020, and at a floating rate per annum equal to three-month U.S. dollar LIBOR plus 3.575% on the related LIBOR determination date from and after June 15, 2020. Dividends for any dividend period will be payable, if declared, semi-annually in arrears on the 15th day of June and December of each year commencing on December 15, 2015 to June 15, 2020, and thereafter quarterly in arrears on the 15th day of September, December, March and June of each year.
Dividends on the Series C preferred shares will not be cumulative and will not be mandatory. Accordingly, if dividends are not declared on the Series C preferred shares for any dividend period, then any accrued dividends for that dividend period will cease to accrue and be payable. If a dividend is not declared before the dividend payment date for any dividend period, MetLife, Inc. will have no obligation to pay dividends accrued for such dividend period whether or not dividends on the Series C preferred shares are declared for any future dividend period. No dividends may be paid or declared on MetLife, Inc.’s common stock (or any other securities ranking junior to the Series C preferred shares) and MetLife, Inc. may not purchase, redeem, or otherwise acquire its common stock (or other such junior stock) unless the full dividends for the latest completed dividend period on all outstanding Series C preferred shares, and any parity stock, have been declared and paid or provided for.
On or prior to December 31, 2018, MetLife, Inc. is prohibited from declaring dividends on the Series C preferred shares if it fails to meet specified capital adequacy, net income and stockholders’ equity levels. Beginning on January 1, 2019, MetLife, Inc. will no longer be subject to such limitations. At June 30, 2015, there were no dividends declared on the Series C preferred shares.
Holders of the Series C preferred shares do not have voting rights except in certain circumstances, including where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Series C preferred shares have certain voting rights with respect to members of the Board of Directors of MetLife, Inc.
The Series C preferred shares are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. MetLife, Inc. may, at its option, redeem the Series C preferred shares, (i) in whole but not in part, at any time prior to June 15, 2020, within 90 days after the occurrence of a “regulatory capital event,” and (ii) in whole or in part, from time to time, on or after June 15, 2020, in each case, at a redemption price equal to $1,000 per Series C preferred share, plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. A “regulatory capital event” could occur as a result of a change or proposed change in capital adequacy rules (or the interpretation or application thereof) that would apply to MetLife, Inc. from rules (or the interpretation or application thereof) in effect with respect to bank holding companies as of June 1, 2015 that would create a more than insubstantial risk, as determined by MetLife, Inc., that the Series C preferred shares would not be treated as “Tier 1 Capital” or as capital with attributes similar to those of Tier 1 Capital.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

In June 2015, MetLife, Inc. entered into a replacement capital covenant (“RCC”) related to the Series C preferred shares. As part of such RCC, MetLife, Inc. agreed that it will not repay, redeem or purchase the Series C preferred shares on or before December 31, 2018, unless, subject to certain limitations, it has received proceeds during a specified period from the sale of specified replacement securities. The RCC is for the benefit of the holders of the related covered debt, which is currently MetLife, Inc.’s 10.750% Fixed-to-Floating Junior Subordinated Debentures due 2069. The RCC will terminate upon the earliest to occur of (i) December 31, 2018, or the date on which the Series C preferred shares are no longer outstanding or the RCC is not otherwise still in effect, (ii) the date on which the holders in majority principal amount of the then-effective covered debt consent to the termination of the RCC, or (iii) the date on which MetLife, Inc. has no series of outstanding eligible debt securities.
In connection with the offering of the Series C preferred shares, MetLife, Inc. incurred $17 million of issuance costs which have been recorded as a reduction of additional paid-in capital.
In June 2015, MetLife, Inc. conducted a tender offer for up to 59,850,000 of its 60,000,000 shares of 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares”), at a purchase price of $25 per Series B preferred share, plus an amount equal to accrued, unpaid and undeclared dividends from, and including, June 15, 2015 to, but excluding, June 29, 2015, the settlement date of the tender offer. In June 2015, MetLife, Inc. also delivered a notice of redemption to the holders of the Series B preferred shares, pursuant to which it would redeem any Series B preferred shares not purchased by it in the tender offer at a redemption price of $25 per Series B preferred share, without any payment for accrued, unpaid and undeclared dividends on the Series B preferred shares from, and including, June 15, 2015 to, but excluding July 1, 2015, the redemption date. On June 29, 2015, MetLife, Inc. repurchased and canceled 37,192,413 Series B preferred shares in the tender offer for $932 million in cash, resulting in a remaining liability of $570 million, which was included in other liabilities at June 30, 2015. On July 1, 2015, MetLife, Inc. redeemed and canceled the remaining 22,807,587 Series B preferred shares not tendered in the tender offer for an aggregate redemption price of $570 million in cash. In connection with the tender offer and redemption, MetLife, Inc. recognized a preferred stock repurchase premium of $42 million (calculated as the difference between the carrying value of the Series B preferred shares and the total amount paid by MetLife, Inc. to the holders of the Series B preferred shares in connection with the tender offer and redemption), which was recorded as a reduction to retained earnings at June 30, 2015.
Further information on MetLife, Inc.’s authorized, issued and outstanding preferred stock was as follows:

	June 30, 2015			December 31, 2014
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000	27,600,000	24,000,000	24,000,000
6.50% Non-Cumulative Preferred Stock, Series B (1)	69,000,000	—	—	69,000,000	60,000,000	60,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000	—	—	—
Series A Junior Participating Preferred Stock	10,000,000	—	—	10,000,000	—	—
Not designated	91,900,000	—	—	93,400,000	—	—
Total	200,000,000	25,500,000	25,500,000	200,000,000	84,000,000	84,000,000
__________________

(1)	As discussed further above, on July 1, 2015, MetLife, Inc. redeemed and canceled the remaining 22,807,587 Series B preferred shares not tendered in the tender offer.
Common Stock
During the six months ended June 30, 2015 and 2014, MetLife, Inc. repurchased 20,176,185 and 80,662 shares through open market purchases for $1.0 billion and $4 million, respectively.
At June 30, 2015, MetLife, Inc. had $261 million remaining under its common stock repurchase authorization. Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$16,206	$1,555	$(3,986)	$(2,246)	$11,529
OCI before reclassifications	(6,511)	(395)	(237)	3	(7,140)
Deferred income tax benefit (expense)	2,178	150	9	(1)	2,336
AOCI before reclassifications, net of income tax	11,873	1,310	(4,214)	(2,244)	6,725
Amounts reclassified from AOCI	(177)	(303)	—	57	(423)
Deferred income tax benefit (expense)	65	95	—	(19)	141
Amounts reclassified from AOCI, net of income tax	(112)	(208)	—	38	(282)
Sale of subsidiary	—	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—	—
Balance, end of period	$11,761	$1,102	$(4,214)	$(2,206)	$6,443

	Three Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$11,276	$404	$(1,843)	$(1,622)	$8,215
OCI before reclassifications	4,330	175	(5)	6	4,506
Deferred income tax benefit (expense)	(1,336)	(48)	53	(2)	(1,333)
AOCI before reclassifications, net of income tax	14,270	531	(1,795)	(1,618)	11,388
Amounts reclassified from AOCI	(176)	(80)	77	46	(133)
Deferred income tax benefit (expense)	55	25	(27)	(16)	37
Amounts reclassified from AOCI, net of income tax	(121)	(55)	50	30	(96)
Sale of subsidiary (2)	(320)	—	6	—	(314)
Deferred income tax benefit (expense)	80	—	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	—	(234)
Balance, end of period	$13,909	$476	$(1,739)	$(1,588)	$11,058

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

	Six Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$15,159	$1,076	$(3,303)	$(2,283)	$10,649
OCI before reclassifications	(4,885)	(208)	(907)	3	(5,997)
Deferred income tax benefit (expense)	1,677	84	(4)	(1)	1,756
AOCI before reclassifications, net of income tax	11,951	952	(4,214)	(2,281)	6,408
Amounts reclassified from AOCI	(290)	251	—	114	75
Deferred income tax benefit (expense)	100	(101)	—	(39)	(40)
Amounts reclassified from AOCI, net of income tax	(190)	150	—	75	35
Sale of subsidiary	—	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—	—
Balance, end of period	$11,761	$1,102	$(4,214)	$(2,206)	$6,443

	Six Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,183	$231	$(1,659)	$(1,651)	$5,104
OCI before reclassifications	9,182	496	(222)	6	9,462
Deferred income tax benefit (expense)	(2,981)	(161)	86	(2)	(3,058)
AOCI before reclassifications, net of income tax	14,384	566	(1,795)	(1,647)	11,508
Amounts reclassified from AOCI	(349)	(134)	77	91	(315)
Deferred income tax benefit (expense)	114	44	(27)	(32)	99
Amounts reclassified from AOCI, net of income tax	(235)	(90)	50	59	(216)
Sale of subsidiary (2)	(320)	—	6	—	(314)
Deferred income tax benefit (expense)	80	—	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	—	(234)
Balance, end of period	$13,909	$476	$(1,739)	$(1,588)	$11,058
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$110	$80	$249	$192	Net investment gains (losses)
Net unrealized investment gains (losses)	17	59	57	85	Net investment income
Net unrealized investment gains (losses)	50	37	(16)	72	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	177	176	290	349
Income tax (expense) benefit	(65)	(55)	(100)	(114)
Net unrealized investment gains (losses), net of income tax	$112	$121	$190	$235
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$7	$12	$12	$27	Net derivative gains (losses)
Interest rate swaps	3	2	6	4	Net investment income
Interest rate forwards	1	2	4	2	Net derivative gains (losses)
Interest rate forwards	1	1	2	2	Net investment income
Interest rate forwards	—	1	1	1	Other expenses
Foreign currency swaps	290	62	(277)	98	Net derivative gains (losses)
Foreign currency swaps	(1)	—	(1)	(1)	Net investment income
Foreign currency swaps	1	—	1	1	Other expenses
Credit forwards	1	—	1	—	Net investment income
Gains (losses) on cash flow hedges, before income tax	303	80	(251)	134
Income tax (expense) benefit	(95)	(25)	101	(44)
Gains (losses) on cash flow hedges, net of income tax	$208	$55	$(150)	$90

Foreign translation adjustment	—	(77)	—	(77)	Net investment gains (losses)
Income tax (expense) benefit	—	27	—	27
Foreign translation adjustment, net of income tax	—	(50)	—	(50)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(58)	$(47)	$(116)	$(91)
Amortization of prior service (costs) credit	1	1	2	—
Amortization of defined benefit plan items, before income tax	(57)	(46)	(114)	(91)
Income tax (expense) benefit	19	16	39	32
Amortization of defined benefit plan items, net of income tax	$(38)	$(30)	$(75)	$(59)
Total reclassifications, net of income tax	$282	$96	$(35)	$216
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Compensation	$1,258	$1,210	$2,549	$2,415
Pension, postretirement and postemployment benefit costs	105	117	197	237
Commissions	1,122	1,302	2,279	2,590
Volume-related costs	255	211	497	412
Capitalization of DAC	(927)	(1,032)	(1,895)	(2,078)
Amortization of DAC and VOBA	897	1,062	1,922	2,120
Amortization of negative VOBA	(92)	(111)	(192)	(226)
Interest expense on debt	308	312	606	624
Premium taxes, licenses and fees	196	195	369	420
Professional services	383	366	713	687
Rent and related expenses, net of sublease income	84	93	167	178
Other	483	497	920	1,006
Total other expenses	$4,072	$4,222	$8,132	$8,385
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
The components of net periodic benefit costs were as follows:

	Three Months Ended June 30,
	2015				2014
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Service costs	$54	$15	$4	$1	$50	$14	$4	$1
Interest costs	101	6	22	—	109	4	23	—
Expected return on plan assets	(135)	(1)	(20)	—	(118)	(2)	(18)	(1)
Amortization of net actuarial (gains) losses	47	—	11	—	44	—	3	—
Amortization of prior service costs (credit)	—	—	(1)	—	—	—	(1)	—
Net periodic benefit costs (credit)	$67	$20	$16	$1	$85	$16	$11	$—

	Six Months Ended June 30,
	2015				2014
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Service costs	$108	$30	$8	$1	$100	$34	$7	$1
Interest costs	202	10	44	1	218	7	46	1
Expected return on plan assets	(269)	(3)	(40)	—	(237)	(4)	(37)	(1)
Amortization of net actuarial (gains) losses	94	1	21	—	85	—	6	—
Amortization of prior service costs (credit)	—	—	(2)	—	1	—	(1)	—
Net periodic benefit costs (credit)	$135	$38	$31	$2	$167	$37	$21	$1

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except share and per share data)
Weighted Average Shares
Weighted average common stock outstanding for basic earnings per common share	1,117,807,514	1,127,986,031	1,120,801,928	1,126,876,090
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	—	3,756,390	—	3,571,043
Exercise or issuance of stock-based awards	10,584,264	10,519,694	10,320,897	10,338,697
Weighted average common stock outstanding for diluted earnings per common share	1,128,391,778	1,142,262,115	1,131,122,825	1,140,785,830
Income (Loss) from Continuing Operations
Income (loss) from continuing operations, net of income tax	$1,119	$1,376	$3,282	$2,718
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	4	10	9	21
Less: Preferred stock dividends	31	31	61	61
Preferred stock repurchase premium	42	—	42	—
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1,042	$1,335	$3,170	$2,636
Basic	$0.93	$1.18	$2.83	$2.34
Diluted	$0.92	$1.17	$2.80	$2.31
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations, net of income tax	$—	$—	$—	$(3)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$—	$—	$(3)
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net Income (Loss)
Net income (loss)	$1,119	$1,376	$3,282	$2,715
Less: Net income (loss) attributable to noncontrolling interests	4	10	9	21
Less: Preferred stock dividends	31	31	61	61
Preferred stock repurchase premium	42	—	42	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,042	$1,335	$3,170	$2,633
Basic	$0.93	$1.18	$2.83	$2.34
Diluted	$0.92	$1.17	$2.80	$2.31

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2015. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2015, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $410 million.
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
As reported in the 2014 Annual Report, MLIC received approximately 4,636 asbestos-related claims in 2014. During the six months ended June 30, 2015 and 2014, MLIC received approximately 2,022 and 2,569 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2015.
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
New York Licensing Inquiry
The Company entered into a consent order with the New York State Department of Financial Services (“Department of Financial Services”) to resolve its inquiry into whether American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) conducted business in New York without a license and whether representatives acting on behalf of those companies solicited, sold or negotiated insurance products in New York without a license. The Company entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. Pursuant to these agreements, in the first quarter of 2014, the Company paid $50 million to the Department of Financial Services and $10 million to the District Attorney, New York County. The Department of Financial Services consent order allowed certain activities in New York related to American Life and other entities to continue through June 30, 2015. On July 2, 2015, New York Insurance Law Section 2117 was amended to allow certain activities to take place in New York that relate to a policy or contract of group life, group annuity, or group accident and health insurance where the policyholder or proposed policyholder is a multinational entity resident outside the United States. The Company is continuing to cooperate with the New York State Office of the Attorney General Taxpayer Protection Bureau as to its inquiry concerning American Life’s and DelAm’s New York State tax filings.
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
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that MLIC violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MetLife Investors USA Insurance Company, NELICO, MetLife Insurance Company of Connecticut and GALIC, respectively. On June 16, 2015, the West Virginia Supreme Court of Appeals reversed the Circuit Court’s order that had granted defendants’ motions to dismiss the actions and remanded them to the Circuit Court for further proceedings. The defendants intend to defend these actions vigorously.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
13. Contingencies, Commitments and Guarantees (continued)

City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a second amended complaint alleging that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933 (“Securities Act”), as well as the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.
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
Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010); and Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011)
These putative class action lawsuits, which have been consolidated, raise breach of contract claims arising from MLIC’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance program. On March 8, 2013, the court granted MLIC’s motion for summary judgment. On June 12, 2015, the United States Court of Appeals for the Ninth Circuit affirmed the order granting summary judgment to MLIC.
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
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015)
MetLife, Inc. filed this action in federal court seeking to overturn the Financial Stability Oversight Council’s designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”). The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
13. Contingencies, Commitments and Guarantees (continued)

Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.5 billion and $4.0 billion at June 30, 2015 and December 31, 2014, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $6.6 billion and $5.3 billion at June 30, 2015 and December 31, 2014, respectively.
14. Subsequent Events
Common Stock Dividend
On July 7, 2015, the MetLife, Inc. Board of Directors declared a third quarter 2015 common stock dividend of $0.375 per share payable on September 11, 2015 to shareholders of record as of August 7, 2015. The Company estimates that the aggregate dividend payment will be $420 million.
Preferred Stock Repurchase
On July 1, 2015, MetLife, Inc. redeemed and canceled the remaining 22,807,587 shares of Series B preferred shares not tendered in the tender offer and settled, in cash, $570 million of payables included in other liabilities at June 30, 2015. See Note 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as revised by MetLife, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 21, 2015 (as revised, the “2014 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
For the three months ended June 30, 2015, as compared to the same period of 2014, we experienced sales growth across most of our regions; in particular, we had strong sales of retail annuity and accidental & health products. We also benefited from higher investment income from our general account, driven by growth in our investment portfolio, as well as a tax benefit in Japan. Investment yields also improved despite the sustained low interest rate environment. Positive underwriting results were driven by favorable mortality and morbidity. Derivative losses in the current period were driven by changes in interest rates and foreign currency exchange rates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,119	$1,376	$3,282	$2,718
Less: Net investment gains (losses)	(133)	(125)	153	(536)
Less: Net derivative gains (losses)	(912)	311	(91)	654
Less: Other adjustments to continuing operations (1)	(177)	(475)	(487)	(777)
Less: Provision for income tax (expense) benefit	545	44	243	164
Operating earnings	1,796	1,621	3,464	3,213
Less: Preferred stock dividends	31	31	61	61
Operating earnings available to common shareholders	$1,765	$1,590	$3,403	$3,152
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
During the three months ended June 30, 2015, income (loss) from continuing operations, net of income tax, decreased $257 million from the prior period. This includes a one-time tax benefit in Japan of $174 million in the current period. The decrease was predominantly due to an unfavorable change in net derivative gains (losses) of $1.2 billion ($795 million, net of income tax) driven by changes in interest rates and foreign currency exchange rates. This decrease was partially offset by a favorable change in other adjustments to continuing operations of $298 million ($194 million, net of income tax), primarily associated with asymmetrical and non-economic accounting for insurance contracts and the offsets to investment and derivative gains and losses related to the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”). In addition, operating earnings increased over the prior period.
Operating earnings available to common shareholders increased $175 million over the prior period. This increase reflects higher net investment income from our general account due to growth in our investment portfolio, positive underwriting results and the impact of improved investment yields on net investment income, partially offset by the unfavorable impact of liability refinements and increased expenses. In addition, our results for the current period include a one-time tax benefit of $61 million in Japan related to a change in tax rate.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
During the six months ended June 30, 2015, income (loss) from continuing operations, net of income tax, increased $564 million over the prior period. This includes a one-time tax benefit in Japan of $174 million in the current period. The increase was predominantly due to a favorable change in net investment gains (losses) of $689 million ($448 million, net of income tax), primarily due to the prior period loss on the disposition of MetLife Assurance Limited (“MAL”), as well as an increase in operating earnings. For further information on MAL, see Note 3 of the Notes to the Consolidated Financial Statements in the 2014 Annual Report. In addition, a favorable change in other adjustments to continuing operations of $290 million ($189 million, net of income tax) was primarily associated with asymmetrical and non-economic accounting for insurance contracts and the offsets to investment and derivative gains and losses related to the amortization of DAC and VOBA. These increases were partially offset by an unfavorable change in net derivative gains (losses) of $745 million ($484 million, net of income tax) driven by changes in interest rates.
Operating earnings available to common shareholders increased $251 million over the prior period. This increase reflects higher net investment income from our general account due to growth in our investment portfolio, partially offset by increased expenses and the impact of decreasing investment yields on net investment income. In addition, our results for the current period include a one-time tax benefit of $61 million in Japan related to a change in tax rate. Our prior period results include charges totaling $57 million, net of income tax, related to a settlement with the New York State Department of Financial Services (the “Department of Financial Services”) and the District Attorney, New York County.
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
Since we announced this strategic initiative, we have continued to expand our business outside of the U.S., thereby continuing to increase our exposure to foreign currency fluctuations. In order to enhance the understanding of our performance in light of such expansion, we have developed an additional method of calculating operating ROE that includes the impact of foreign currency translation adjustments (“FCTA”) in both components of the ratio (operating earnings and equity). The original method of calculating operating ROE excludes all components of AOCI, including FCTA; the new method refines the calculation by excluding AOCI other than FCTA. FCTA can have a positive or negative impact on operating ROE depending on the strength of the U.S. dollar compared to other currencies. Reflecting FCTA in both components of the ratio eliminates volatility in the ratio due to foreign currency fluctuations. We expect our operating ROE, excluding AOCI other than FCTA, to be approximately 11% in 2016.

We expect to achieve our target for operating ROE, excluding AOCI other than FCTA, by primarily focusing on the following:

•	Growth in premiums, fees and other revenues driven by:
-    Accelerated growth in Group, Voluntary & Worksite Benefits;
-    Increased fee revenue reflecting the benefit of higher equity markets on our separate account balances; and

-
Increases in our businesses outside of the U.S., notably accident & health, from continuing organic growth throughout our various geographic regions and leveraging our multichannel distribution network.

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
Other Key Information
Basis of Presentation
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of May 31, 2015 and November 30, 2014 and the operating results of such subsidiaries for the three months and six months ended May 31, 2015 and 2014. The Company is in the process of converting to calendar year reporting for these subsidiaries. We expect to substantially complete these conversions by 2016. The impact of the conversions on our financial statements to date has been de minimis and, therefore, has been reported in net income in the quarter of conversion.

Segment Information
In the first quarter of 2015, we implemented certain segment reporting changes related to the (i) measurement of segment operating earnings, which included revising our capital allocation methodology, and (ii) the realignment of consumer direct business. Consequently, prior period results for the three months and six months ended June 30, 2014 were impacted as follows:

•	Retail’s operating earnings increased (decreased) by $25 million and $49 million, net of ($45) million and ($89) million of income tax expense (benefit), respectively;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased (decreased) by $4 million and $6 million, net of $3 million and $4 million of income tax expense (benefit), respectively;

•	Corporate Benefit Funding’s operating earnings increased (decreased) by ($11) million and ($26) million, net of ($14) million and ($22) million of income tax expense (benefit), respectively;

•	Latin America’s operating earnings increased (decreased) by ($24) million and ($49) million, net of ($14) million and ($30) million of income tax expense (benefit), respectively;

•	Asia’s operating earnings increased (decreased) by $5 million and $10 million, net of $1 million and $2 million of income tax expense (benefit), respectively;

•	EMEA’s operating earnings increased (decreased) by ($21) million and ($38) million, net of ($11) million and ($18) million of income tax expense (benefit), respectively; and

•	Corporate & Other’s operating earnings increased (decreased) by $22 million and $48 million, net of $80 million and $153 million of income tax expense (benefit), respectively.
Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2014 Annual Report and in Part I, Item 2, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have been a cause of elevated levels of market volatility. More recently, with the exception of Greece, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. The approval by the Greek Parliament on July 16, 2015 of the significant austerity measures imposed on Greece by its creditors, however, has not eliminated fears about the further default by Greece on its sovereign debt or its potential exit from the Euro zone. Short-term financing approved by the EU on July 17, 2015 is intended to temporarily sustain the Greek banking system and enable payment of Greece’s immediate debts until a new bailout package can be negotiated. Remaining uncertainty regarding the feasibility of negotiating such a rescue package may continue to affect the Euro exchange rate and have uncertain impacts on interest rates and risk markets. While the immediate threat of further loan defaults and Greece’s departure from the Euro zone may have been averted by the short-term financing, further support of Greece, including extension of payment deadlines and potential debt write-offs, may be necessary in the future and the extent to which the European Central Bank (“ECB”), International Monetary Fund (“IMF”) and other EU member states will further support Greece’s membership in the Euro zone is unclear. See “— Investments — Current Environment” for information regarding our exposure to obligations of European governments and private obligors.

The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles as Greece or that other countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of sovereign bonds with maturities of one to three years. The OMT has not been activated to date, but the possibility of its use by the ECB helped to lower sovereign yields in Europe’s perimeter region. In June 2015, the Court of Justice of the European Union upheld the legality of the OMT.
In the second half of 2014, the ECB cut interest rates further, imposing a negative rate on bank deposits, and announced additional accommodative monetary policy measures in an effort to lessen the risk of deflation in the Euro zone. These measures included providing inexpensive financing facilities designed to incentivize banks to extend loans and, from November 2014, buying private sector asset-backed securities and covered bonds. At its meeting on July 16, 2015, the ECB maintained its asset purchase program at €60 billion per month, including ECB purchases of sovereign debt on secondary markets (“quantitative easing” or “QE”). The QE program commenced in March 2015 and is expected to run through September 2016. These initiatives are intended to counter the threat of deflation, lower borrowing costs in the Euro zone and encourage corporations to issue more asset-backed securities, with the indirect positive effect of placing downward pressure on the Euro exchange rate. With the exception of Greece, economic growth in the Euro zone is showing signs of improving but continues to be weak overall, with residual concerns over low inflation becoming entrenched as other countries in Europe’s perimeter region in particular continue to pursue policies to reduce their relative cost of production and reduce macroeconomic imbalances. Despite the short-term funding for Greece approved on July 17, 2015, the implementation of the required austerity measures may cause economic growth in Greece to further decline. In addition, concerns about the political and/or economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, as well as Puerto Rico, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2014 Annual Report. See also “— Investments — Current Environment — Selected Country and Sector Investments” for information regarding our investments in Ukraine, Russia, Argentina, Puerto Rico and Greece.
We face substantial exposure to the Japanese economy given our operations there. Structural weaknesses and debt sustainability have yet to be addressed effectively. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other developed country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the adoption of a 2% inflation target by the Bank of Japan. In early April 2013, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. In October 2013, the government agreed to raise the consumption tax from 5% to 8% effective April 1, 2014. This led to two consecutive quarters of growth contraction, causing the government to delay a planned increase in the consumption tax to 10% until 2017. On October 31, 2014, the Bank of Japan announced a program to purchase larger quantities of government bonds. Such purchases are intended to keep borrowing costs low and the yen weak thereby supporting economic growth. Despite continued weakness in the yen, inflation has remained low due to reduced oil prices and is not expected to rise materially given still weak growth in Japan’s gross domestic product. Japan’s public debt trajectory could continue to rise until a strategy to consolidate public finances and growth-enhancing reforms are implemented. On December 30, 2014, the government of Japan proposed a tax reform plan that lowered the Japanese corporate tax rate by approximately 2% effective April 1, 2015. The tax reform plan was enacted on March 31, 2015. As a result, the Company recorded a one-time benefit of $174 million in the second quarter of 2015, which includes an increase in Asia’s operating earnings of $61 million. In addition, we expect this tax law change will favorably affect our estimated annual effective tax rate for 2015 by approximately 0.3% as compared to 2014.

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
On October 29, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing sufficient underlying strength in the economy to support progress toward maximum employment and the substantial improvement in the outlook for labor market conditions since the inception of its asset purchase program, decided to conclude the program. Most recently, on July 29, 2015, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to 0.25%, until it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2.0% target over the medium term. The possibility of the Federal Reserve Board increasing the federal funds rate in the future may affect interest rates and risk markets in the U.S. and other developed and emerging economies. However, the timing of any increases of the federal funds rate by the Federal Reserve Board is uncertain and subject to change depending on the Federal Reserve Board’s assessment of economic growth, inflation and other risks.
Regulatory Developments
In the U.S., our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. As a non-bank SIFI, MetLife, Inc. is also subject to regulation by the Federal Reserve Board, the Federal Reserve Bank of New York (together with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation. Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). See “— U.S. Regulation” below, as well as “Business — Regulation — U.S. Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2014 Annual Report, as may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the countries in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. As a global systemically important insurer (“G-SII”), MetLife, Inc. may also become subject to additional capital requirements. See “— International Regulation” below, as well as “Business — Regulation — International Regulation” included in the 2014 Annual Report, as may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”

U.S. Regulation
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The Company entered into a consent order with the Department of Financial Services to resolve its inquiry into whether American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) conducted business in New York without a license and whether representatives acting on behalf of those companies solicited, sold or negotiated insurance products in New York without a license. The Company entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. The Department of Financial Services consent order allowed certain activities in New York related to American Life and other entities to continue through June 30, 2015. On July 2, 2015, the New York Insurance Law Section 2117 was amended to allow certain activities to take place in New York that relate to a policy or contract of group life, group annuity, or group accident and health insurance where the policyholder or proposed policyholder is a multinational entity resident outside the United States.
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
The Department of Labor (“DOL”) proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the proposal, any communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability. The DOL also proposed amendments to its prohibited transaction exemptions, and proposed a new exemption, that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs.
If the new DOL proposals become final, MetLife may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide. Sales to middle income investors would be unlikely to generate fees sufficient to offset the increased cost of providing advice under the rules, if adopted as proposed. Under the rules as proposed, MetLife could reduce its risk of exposure to fiduciary liability by electing not to engage in the concurrent manufacturing and distribution of certain products, including individual annuity products. Further, if the proposed rules apply to welfare benefit plans, they will disrupt settled practices in the marketing and sales of welfare benefit plan insurance products.
International Regulation
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

For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR and HLA results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR until fully adopted and implemented in 2019. On June 25, 2015, the IAIS published a proposed draft of HLA requirements and has requested comments by August 21, 2015. HLA requirements must be finalized by the end of 2015 and are to be applied in 2019 to companies designated as G-SIIs in 2017.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. The IAIS expects to publish an interim version of the ICS by the end of 2019 for implementation by individual jurisdictions with the further goal of reaching an ultimate ICS at some later date.
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
Notwithstanding MetLife Bank’s exit from the origination and servicing businesses, MetLife Home Loans LLC remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $82 million and $85 million at June 30, 2015 and December 31, 2014, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $36 million and $38 million at June 30, 2015 and December 31, 2014, respectively. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.
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
Our economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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

Results of Operations
Consolidated Results
Business Overview. Sales experience was positive in the majority of our businesses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The introduction of new variable annuity products and/or enhancements made in late 2014 and early 2015, as well as focused marketing and increased engagement across our distribution channels, all contributed to higher sales in our Retail segment. With the decrease in the U.S. unemployment rate and gradual growth in the U.S. economy, our group term life, dental, and voluntary benefits businesses generated premium growth through sales and persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. While premiums have increased, sales are lower as a result of an increase in competition, particularly in the dental business. We experienced a decrease in sales of pension closeouts as a result of the decline in funding ratios for defined benefit pension plans of Standard & Poor’s Ratings Services (“S&P”) 500 companies. More competitive pricing in the market drove a decrease in structured settlement sales. Sales in the majority of our other businesses abroad improved.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Revenues
Premiums	$9,312	$9,873	$18,565	$19,092
Universal life and investment-type product policy fees	2,434	2,458	4,828	4,879
Net investment income	4,947	5,259	10,408	10,294
Other revenues	518	490	1,013	968
Net investment gains (losses)	(133)	(125)	153	(536)
Net derivative gains (losses)	(912)	311	(91)	654
Total revenues	16,166	18,266	34,876	35,351
Expenses
Policyholder benefits and claims and policyholder dividends	9,683	10,385	19,279	20,012
Interest credited to policyholder account balances	1,298	1,709	3,293	3,178
Capitalization of DAC	(927)	(1,032)	(1,895)	(2,078)
Amortization of DAC and VOBA	897	1,062	1,922	2,120
Amortization of negative VOBA	(92)	(111)	(192)	(226)
Interest expense on debt	308	312	606	624
Other expenses	3,886	3,991	7,691	7,945
Total expenses	15,053	16,316	30,704	31,575
Income (loss) from continuing operations before provision for income tax	1,113	1,950	4,172	3,776
Provision for income tax expense (benefit)	(6)	574	890	1,058
Income (loss) from continuing operations, net of income tax	1,119	1,376	3,282	2,718
Income (loss) from discontinued operations, net of income tax	—	—	—	(3)
Net income (loss)	1,119	1,376	3,282	2,715
Less: Net income (loss) attributable to noncontrolling interests	4	10	9	21
Net income (loss) attributable to MetLife, Inc.	1,115	1,366	3,273	2,694
Less: Preferred stock dividends	31	31	61	61
Preferred stock repurchase premium	42	—	42	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,042	$1,335	$3,170	$2,633

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
During the three months ended June 30, 2015, income (loss) from continuing operations, before provision for income tax, decreased $837 million ($257 million, net of income tax) from the prior period primarily driven by unfavorable changes in net derivative gains (losses). This decrease was partially offset by a favorable change in other adjustments to continuing operations, primarily associated with asymmetrical and non-economic accounting for insurance contracts and the offsets to investment and derivative gains and losses related to the amortization of DAC and VOBA. In addition, operating earnings increased over the prior period.
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. In addition, our general account investment portfolio includes, within fair value option (“FVO”) and trading securities, contractholder-directed unit-linked investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.
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
Certain variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

Net Derivative Gains (Losses). The variable annuity embedded derivatives and associated freestanding derivative hedges are collectively referred to as “VA program derivatives” in the following table. All other derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Three Months Ended June 30,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$(663)	$184
Foreign currency exchange rate	(219)	(38)
Credit	(11)	33
Equity	(42)	(28)
Non-VA embedded derivatives	50	(66)
Total non-VA program derivatives	(885)	85
VA program derivatives
Market risks in embedded derivatives	1,038	380
Nonperformance risk adjustment on embedded derivatives	(100)	(51)
Other risks in embedded derivatives	(167)	(34)
Total embedded derivatives	771	295
Freestanding derivatives hedging embedded derivatives	(798)	(69)
Total VA program derivatives	(27)	226
Net derivative gains (losses)	$(912)	$311
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $970 million ($631 million, net of income tax). This was primarily due to long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps and receiver swaptions primarily hedging long duration liability portfolios. The weakening of the U.S. dollar and Japanese yen relative to other key currencies unfavorably impacted foreign currency swaps and forwards that primarily hedge foreign denominated fixed maturity securities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $253 million ($164 million, net of income tax). This was due to an unfavorable change of $133 million ($86 million, net of income tax) in other risks in embedded derivatives, an unfavorable change of $71 million ($46 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks and an unfavorable change of $49 million ($32 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The foregoing $133 million ($86 million, net of income tax) unfavorable change in other risks in embedded derivatives reflected:

•	Refinements in the valuation model which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	The cross effect of capital markets changes which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, as well as FCTA, which resulted in an unfavorable period over period change in the valuation of embedded derivatives.

The foregoing $71 million ($46 million, net of income tax) unfavorable change was comprised of a $729 million ($474 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, which was partially offset by a $658 million ($428 million, net of income tax) favorable change in market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 10-year U.S. swap rate increased by 44 basis points in the current period and decreased by 21 basis points in the prior period.

•
Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the Japanese yen weakened against the euro by 6% in the current period as compared with strengthening 2% against the euro in the prior period.

•
On average, key equity index levels increased less in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the Russell 2000 Index was unchanged in the current period and increased by 2% in the prior period.

•
Key equity volatility measures generally increased in the current period and decreased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

The aforementioned $49 million ($32 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives was due to an unfavorable change of $65 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by a favorable change of $16 million, before income tax, related to changes in our own credit spread. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate.
When equity index levels decrease in isolation, the variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk.
When the risk-free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk-free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk-free interest rate, thus creating a gain from including an adjustment for nonperformance risk.
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $8 million ($5 million, net of income tax) primarily reflects higher impairments on real estate holdings, increases in the mortgage loan valuation allowance in the current period and a decrease in net gains on sales and disposals of equity securities, as well as an unfavorable change in other gains (losses), primarily driven by the impact of changes in foreign currency exchange rates. These unfavorable changes were partially offset by higher net gains on sales and disposals of fixed maturity securities and lower impairments of other limited partnership interests, equity and fixed maturity securities in the current period.

Taxes. Income tax benefit for the three months ended June 30, 2015 was $6 million, or less than 1% of income (loss) from continuing operations before provision for income tax, compared with income tax expense of $574 million, or 29% of income (loss) from continuing operations before provision for income tax, for the three months ended June 30, 2014. The Company’s current period effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing and foreign earnings taxed at lower rates than the U.S. statutory rate. The Company’s prior period effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, foreign earnings taxed at lower rates than the U.S. statutory rate and the tax effects of the MAL divestiture. Current period results include a one-time tax benefit of $174 million in Japan related to a change in tax rate. The prior period includes a $38 million tax charge related to the repatriation of earnings from Japan.
On April 9, 2015, the U.S. Internal Revenue Service (“IRS”) issued to MetLife a Statutory Notice of Deficiency (the “Notice”) for years 2000, 2001 and 2002. The Notice asserted that MetLife owes additional taxes and interest for these years primarily due to the disallowance of foreign tax credits. The transactions that are the subject of the Notice continue through 2009, and it is likely that the IRS will seek to challenge these later periods. MetLife currently intends to pay in a timely manner the assessed tax plus interest for 2000 through 2002, and will subsequently file a claim for a refund. MetLife will defend its position vigorously, and continues to believe that its reserves are sufficient to fund any income tax liability that could result from the IRS actions.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $175 million, net of income tax, to $1.8 billion, net of income tax, for the three months ended June 30, 2015 from $1.6 billion, net of income tax, for the three months ended June 30, 2014.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
During the six months ended June 30, 2015, income (loss) from continuing operations, before provision for income tax, increased $396 million ($564 million, net of income tax) over the prior period primarily driven by favorable changes in net investment gains (losses), operating earnings, and other adjustments to continuing operations, partially offset by an unfavorable change in net derivative gains (losses). The favorable change in other adjustments to continuing operations was primarily associated with asymmetrical and non-economic accounting for insurance contracts and the offsets to investment and derivative gains and losses related to the amortization of DAC and VOBA.

Net Derivative Gains (Losses). The variable annuity embedded derivatives and associated freestanding derivative hedges are collectively referred to as “VA program derivatives” in the following table. All other derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$(217)	$420
Foreign currency exchange rate	157	8
Credit	3	44
Equity	(92)	(40)
Non-VA embedded derivatives	5	(79)
Total non-VA program derivatives	(144)	353
VA program derivatives
Market risks in embedded derivatives	1,026	354
Nonperformance risk adjustment on embedded derivatives	(31)	(8)
Other risks in embedded derivatives	(206)	(147)
Total embedded derivatives	789	199
Freestanding derivatives hedging embedded derivatives	(736)	102
Total VA program derivatives	53	301
Net derivative gains (losses)	$(91)	$654
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $497 million ($323 million, net of income tax). This was primarily due to long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps and receiver swaptions primarily hedging long duration liability portfolios. This unfavorable change was partially offset by the strengthening of the U.S. dollar relative to other key currencies favorably impacting foreign currency swaps that primarily hedge foreign denominated fixed maturity securities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $248 million ($161 million, net of income tax). This was due to an unfavorable change of $166 million ($108 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, an unfavorable change of $59 million ($38 million, net of income tax) in other risks in embedded derivatives and an unfavorable change of $23 million ($15 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $166 million ($108 million, net of income tax) unfavorable change was comprised of an $838 million ($545 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, which was partially offset by a $672 million ($437 million, net of income tax) favorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 10-year U.S. swap rate increased by 18 basis points in the current period and decreased by 46 basis points in the prior period.

•
Changes in foreign currency exchange rates contributed to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the Japanese yen weakened against the British pound by 3% in the current period as compared with strengthening less than 1% in the prior period.

•
On average, key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the Russell 2000 Index increased by 4% in the current period and 3% in the prior period.

•
Key equity volatility measures generally increased in the current period and decreased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

The foregoing $59 million ($38 million, net of income tax) unfavorable change in other risks in embedded derivatives reflected:

•	Refinements in the valuation model which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	A change in the risk margin adjustment caused by lower policyholder behavior risks, which resulted in a favorable period over period change in the valuation of embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, as well as FCTA, which resulted in an unfavorable period over period change in the valuation of embedded derivatives.

The aforementioned $23 million ($15 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives was due to an unfavorable change of $75 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, partially offset by a favorable change of $52 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses).The favorable change in net investment gains (losses) of $689 million ($448 million, net of income tax) primarily reflects a loss in the prior period on the disposition of MAL and higher net gains on sales and disposals of fixed maturity securities in the current period, partially offset by unfavorable changes due to higher impairments on real estate holdings in the current period.
Taxes. Income tax expense for the six months ended June 30, 2015 was $890 million, or 21% of income (loss) from continuing operations before provision for income tax, compared with $1.1 billion, or 28% of income (loss) from continuing operations before provision for income tax, for the six months ended June 30, 2014. The Company’s current period effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing and foreign earnings taxed at lower rates than the U.S. statutory rate. The Company’s prior period effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, foreign earnings taxed at lower rates than the U.S. statutory rate and the tax effects of the MAL divestiture. Current period results include a one-time tax benefit of $174 million in Japan related to a change in tax rate. The prior period includes an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter, which was not deductible for income tax purposes, and a $38 million tax charge related to the repatriation of earnings from Japan.
Operating Earnings. Operating earnings available to common shareholders increased $251 million, net of income tax, to $3.4 billion, net of income tax, for the six months ended June 30, 2015 from $3.2 billion, net of income tax, for the six months ended June 30, 2014.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders
Three Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$587	$38	$307	$86	$565	$63	$(527)	$1,119
Less: Net investment gains (losses)	9	8	(31)	—	57	5	(181)	(133)
Less: Net derivative gains (losses)	(95)	(264)	(134)	(15)	9	13	(426)	(912)
Less: Other adjustments to continuing operations (1)	(72)	(41)	13	(24)	(37)	(12)	(4)	(177)
Less: Provision for income tax (expense) benefit	55	104	53	9	111	7	206	545
Operating earnings	$690	$231	$406	$116	$425	$50	(122)	1,796
Less: Preferred stock dividends							31	31
Operating earnings available to common shareholders							$(153)	$1,765
Three Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$652	$234	$295	$22	$338	$116	$(281)	$1,376
Less: Net investment gains (losses)	10	10	(195)	(14)	82	2	(20)	(125)
Less: Net derivative gains (losses)	225	71	125	8	(35)	49	(132)	311
Less: Other adjustments to continuing operations (1)	(274)	(42)	(22)	(146)	(6)	31	(16)	(475)
Less: Provision for income tax (expense) benefit	14	(14)	24	38	(27)	(38)	47	44
Operating earnings	$677	$209	$363	$136	$324	$72	(160)	1,621
Less: Preferred stock dividends							31	31
Operating earnings available to common shareholders							$(191)	$1,590
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,363	$374	$836	$204	$913	$130	$(538)	$3,282
Less: Net investment gains (losses)	77	11	174	(2)	125	8	(240)	153
Less: Net derivative gains (losses)	218	(59)	(54)	(36)	27	14	(201)	(91)
Less: Other adjustments to continuing operations (1)	(264)	(83)	(26)	(19)	(92)	7	(10)	(487)
Less: Provision for income tax (expense) benefit	(11)	46	(33)	14	101	(19)	145	243
Operating earnings	$1,343	$459	$775	$247	$752	$120	(232)	3,464
Less: Preferred stock dividends							61	61
Operating earnings available to common shareholders							$(293)	$3,403
Six Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,243	$467	$343	$137	$768	$202	$(442)	$2,718
Less: Net investment gains (losses)	16	(1)	(736)	15	239	(7)	(62)	(536)
Less: Net derivative gains (losses)	296	187	228	4	(42)	87	(106)	654
Less: Other adjustments to continuing operations (1)	(421)	(81)	(24)	(233)	(18)	30	(30)	(777)
Less: Provision for income tax (expense) benefit	39	(37)	172	57	(68)	(51)	52	164
Operating earnings	$1,313	$399	$703	$294	$657	$143	(296)	3,213
Less: Preferred stock dividends							61	61
Operating earnings available to common shareholders							$(357)	$3,152
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,168	$4,585	$1,792	$1,363	$3,150	$511	$(403)	$16,166
Less: Net investment gains (losses)	9	8	(31)	—	57	5	(181)	(133)
Less: Net derivative gains (losses)	(95)	(264)	(134)	(15)	9	13	(426)	(912)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	4	—	—	3
Less: Other adjustments to revenues (1)	(10)	(41)	(24)	4	164	(249)	4	(152)
Total operating revenues	$5,265	$4,882	$1,981	$1,374	$2,916	$742	$200	$17,360
Total expenses	$4,348	$4,527	$1,323	$1,265	$2,637	$448	$505	$15,053
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(89)	—	—	—	(5)	—	—	(94)
Less: Other adjustments to expenses (1)	150	—	(37)	28	210	(237)	8	122
Total operating expenses	$4,287	$4,527	$1,360	$1,237	$2,432	$685	$497	$15,025
Three Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,493	$4,827	$2,173	$1,439	$3,107	$1,170	$57	$18,266
Less: Net investment gains (losses)	10	10	(195)	(14)	82	2	(20)	(125)
Less: Net derivative gains (losses)	225	71	125	8	(35)	49	(132)	311
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	1	3	—	3
Less: Other adjustments to revenues (1)	(21)	(42)	14	20	(2)	292	15	276
Total operating revenues	$5,280	$4,788	$2,229	$1,425	$3,061	$824	$194	$17,801
Total expenses	$4,561	$4,465	$1,715	$1,433	$2,614	$1,010	$518	$16,316
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	63	—	—	—	(3)	3	—	63
Less: Other adjustments to expenses (1)	189	—	36	166	8	261	31	691
Total operating expenses	$4,309	$4,465	$1,679	$1,267	$2,609	$746	$487	$15,562
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$10,731	$9,647	$4,023	$2,575	$6,224	$1,747	$(71)	$34,876
Less: Net investment gains (losses)	77	11	174	(2)	125	8	(240)	153
Less: Net derivative gains (losses)	218	(59)	(54)	(36)	27	14	(201)	(91)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	10	(2)	—	7
Less: Other adjustments to revenues (1)	(44)	(83)	(51)	18	285	282	8	415
Total operating revenues	$10,481	$9,778	$3,954	$2,595	$5,777	$1,445	$362	$34,392
Total expenses	$8,800	$9,068	$2,743	$2,333	$5,205	$1,580	$975	$30,704
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(4)	—	—	—	7	(2)	—	1
Less: Other adjustments to expenses (1)	223	—	(25)	37	380	275	18	908
Total operating expenses	$8,581	$9,068	$2,768	$2,296	$4,818	$1,307	$957	$29,795
Six Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$10,756	$9,635	$3,583	$2,766	$6,215	$2,121	$275	$35,351
Less: Net investment gains (losses)	16	(1)	(736)	15	239	(7)	(62)	(536)
Less: Net derivative gains (losses)	296	187	228	4	(42)	87	(106)	654
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	1	6	—	6
Less: Other adjustments to revenues (1)	(45)	(81)	54	24	(50)	382	26	310
Total operating revenues	$10,490	$9,530	$4,037	$2,723	$6,067	$1,653	$417	$34,917
Total expenses	$8,983	$8,916	$3,043	$2,646	$5,103	$1,842	$1,042	$31,575
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	61	—	—	—	(4)	7	—	64
Less: Other adjustments to expenses (1)	314	—	78	257	(27)	351	56	1,029
Total operating expenses	$8,608	$8,916	$2,965	$2,389	$5,134	$1,484	$986	$30,482
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$9,313	$9,853	$18,566	$19,070
Universal life and investment-type product policy fees	2,335	2,360	4,629	4,683
Net investment income	5,185	5,095	10,167	10,180
Other revenues	527	493	1,030	984
Total operating revenues	17,360	17,801	34,392	34,917
Operating expenses
Policyholder benefits and claims and policyholder dividends	9,503	9,964	18,950	19,337
Interest credited to policyholder account balances	1,342	1,425	2,673	2,826
Capitalization of DAC	(927)	(1,031)	(1,895)	(2,077)
Amortization of DAC and VOBA	1,001	1,025	1,954	2,075
Amortization of negative VOBA	(83)	(99)	(173)	(202)
Interest expense on debt	307	299	604	593
Other expenses	3,882	3,979	7,682	7,930
Total operating expenses	15,025	15,562	29,795	30,482
Provision for income tax expense (benefit)	539	618	1,133	1,222
Operating earnings	1,796	1,621	3,464	3,213
Less: Preferred stock dividends	31	31	61	61
Operating earnings available to common shareholders	$1,765	$1,590	$3,403	$3,152
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were higher net investment income from portfolio growth, a tax benefit in Japan, positive underwriting and improved investment yields, partially offset by the unfavorable impact of liability refinements and increased expenses.
Foreign Currency. Changes in foreign currency exchange rates had a $72 million negative impact on operating earnings compared to the prior period.
Business Growth. We experienced higher sales and business growth across the majority of our segments. Excluding the impact of the divested businesses, growth in the investment portfolios of our domestic segments generated higher net investment income. Higher fee income was driven by growth in our Asia and Latin America segments, partially offset by lower fee income in our Retail segment. The changes in business growth discussed above resulted in a $135 million increase in operating earnings.

Market Factors. Market factors, including the sustained low interest rate environment, continued to impact our investment yields. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with corresponding fluctuations in policyholder benefits, with a minimal impact to operating earnings. Excluding the results of the divested businesses and the impact of inflation-indexed investments in the Latin America segment, investment yields increased as a result of higher income on real estate and real estate joint ventures, higher returns on our other limited partnership interests and currency derivatives, increased prepayment fees, as well as the favorable impact of a conversion of the securities accounting system for our U.S. general account. In addition, investment returns were positively affected by the favorable impact of increased sales of foreign currency-denominated fixed annuities resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. These increases in yields were partially offset by lower yields from fixed maturity securities and mortgage loans, as a result of the sustained low interest rate environment in the U.S., and lower returns on alternative investments and our securities lending program. Yields were also negatively impacted by an increase in our holdings of lower yielding Japanese government securities. In addition, interest credited expense was lower primarily in our Corporate Benefit Funding segment. In our Retail segment, an increase in asset-based fee income and lower costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”) were largely offset by higher DAC amortization. The changes in market factors discussed above resulted in a $39 million increase in operating earnings.
Underwriting and Other Insurance Adjustments. We benefited from favorable mortality experience in our Group Voluntary & Worksite Benefits and Retail segments, as well as favorable morbidity experience in our group disability business. Our Latin America and Asia segments also benefited from favorable claims experience. In our property & casualty businesses, higher non-catastrophe related claim costs were partially offset by a decrease in catastrophe-related losses due to less severe weather in the current period. The combined impact of mortality, morbidity and claims experience increased operating earnings by $63 million. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $57 million decrease in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our Retail segment in the prior period.
Expenses. A $44 million increase in expenses was the result of higher employee-related costs, primarily in our Retail segment, and an increase in expenses associated with corporate initiatives and projects.
Taxes. The Company’s current and prior period effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Current period results include a one-time tax benefit of $61 million in Japan related to a change in tax rate. The current period also includes benefits of $38 million related primarily to non-taxable investment income and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, the prior period includes a $15 million tax charge related to the repatriation of earnings from Japan.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were higher net investment income from portfolio growth and a tax benefit in Japan, partially offset by increased expenses and lower investment yields.
Foreign Currency. Changes in foreign currency exchange rates had a $144 million negative impact on operating earnings compared to the prior period.
Business Growth. We benefited from higher sales and business growth across the majority of our segments. Excluding the impact of the divested businesses, growth in the investment portfolios of our domestic segments generated higher net investment income. Higher fee income driven by growth in our Asia and Latin America segments, as well as higher surrenders of fixed annuity products in Japan, was partially offset by lower fee income in our Retail segment. The changes in business growth discussed above resulted in a $293 million increase in operating earnings.

Market Factors. Market factors, including the sustained low interest rate environment, continued to impact our investment yields. Excluding the results of the divested businesses and the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment in the U.S. on fixed maturity securities and mortgage loans, as well as by lower returns on our other limited partnership interests and securities lending program. Yields were also negatively impacted by an increase in our holdings of lower yielding Japanese government securities. These decreases were partially offset by higher returns on currency and interest rate derivatives, improved earnings on alternative investments, higher income on real estate and real estate joint ventures and increased prepayment fees, as well as the favorable impact of a conversion of the securities accounting system for our U.S. general account. In addition, investment returns were positively affected by the favorable impact of increased sales of foreign currency-denominated fixed annuities resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. The decrease in operating earnings from lower investment yields was partially offset by an increase in asset-based fee income, decreased costs associated with our GMDBs and lower DAC amortization, all within our Retail segment. In addition, interest credited expense was lower primarily in our Corporate Benefit Funding segment. The changes in market factors discussed above resulted in an $18 million decrease in operating earnings.
Underwriting and Other Insurance Adjustments. We benefited from favorable morbidity experience in our Group Voluntary & Worksite Benefits and Retail segments. Our mortality experience was mixed, with a net favorable result driven by our Group Voluntary & Worksite Benefits segment. Our Latin America and Asia segments also benefited from favorable claims experience. In our property & casualty businesses, catastrophe-related losses increased due to severe winter weather in the current period. The combined impact of mortality, morbidity and claims experience increased operating earnings by $41 million. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $29 million decrease in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our Retail segment in the prior period.
Expenses. A $107 million increase in expenses was the result of higher employee-related costs, primarily in our Retail segment, an increase in expenses associated with corporate initiatives and projects, and a prior period increase in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities. These increases were partially offset by prior period charges totaling $57 million related to the aforementioned settlement of a licensing matter.
Taxes. The Company’s current and prior period effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Current period results include a one-time tax benefit of $61 million in Japan related to a change in tax rate. The current period also includes benefits of $53 million related primarily to non-taxable investment income and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, the prior period includes an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter, which was not deductible for income tax, and a $15 million tax charge related to the repatriation of earnings from Japan.

Segment Results and Corporate & Other
Retail
Business Overview. Retail annuity sales increased 15% as a result of new variable annuity products and enhancements made in late 2014 and early 2015. Individual disability sales increased 17% as a result of focused marketing and increased engagement across our distribution channels. Life sales increased 4% driven by increases in our term life products (due to pricing actions) and whole life products (as a result of several large cases and continued focused marketing). A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances continue to increase as a result of strong market performance, partially offset by negative net flows, as surrenders and withdrawals exceeded sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$1,747	$1,812	$3,496	$3,536
Universal life and investment-type product policy fees	1,252	1,256	2,488	2,503
Net investment income	2,003	1,947	3,983	3,941
Other revenues	263	265	514	510
Total operating revenues	5,265	5,280	10,481	10,490
Operating expenses
Policyholder benefits and claims and policyholder dividends	2,373	2,438	4,822	4,845
Interest credited to policyholder account balances	551	561	1,093	1,116
Capitalization of DAC	(257)	(249)	(504)	(483)
Amortization of DAC and VOBA	400	378	775	807
Interest expense on debt	—	—	(1)	—
Other expenses	1,220	1,181	2,396	2,323
Total operating expenses	4,287	4,309	8,581	8,608
Provision for income tax expense (benefit)	288	294	557	569
Operating earnings	$690	$677	$1,343	$1,313
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $27 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income. In addition, net investment income increased as a result of a larger invested asset base due to a higher amount of allocated equity as compared to the prior period. This favorable impact was partially offset by a related increase in DAC amortization and an increase in interest credited expenses. In our property & casualty business, an increase in average premium per policy in both the auto and homeowners businesses improved operating earnings, but was partially offset by a decrease in exposures. In our deferred annuities business, the impact of negative net flows contributed to a decrease in average separate account balances and, consequently, lower asset-based fee income, partially offset by lower DAC amortization due to the decrease in our in-force business.

Market Factors. A $5 million decrease in operating earnings was attributable to market factors, including equity markets and interest rates. While the current period equity returns were lower than in the prior period, the overall cumulative positive equity markets since the prior period increased our average separate account balances which resulted in an increase in asset-based fee income. However, the lower current period equity returns resulted in higher DAC amortization and lower costs associated with our variable annuity GMDBs. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in current period income from lower yields was partially offset by a decrease in DAC amortization in our fixed annuity business. Higher returns on other limited partnership interests and real estate joint ventures, in addition to increased prepayment fees, also increased operating earnings.
Underwriting and Other Insurance Adjustments. Favorable mortality experience in our life businesses resulted in a $13 million increase in operating earnings. In our property & casualty business, catastrophe-related losses decreased $12 million, due to less severe weather in the current period. This favorable result was partially offset by an increase of $4 million in non-catastrophe claim costs, the result of higher severities in both our auto and homeowners businesses, partially offset by lower frequencies in such businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $23 million decrease in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our life business in the prior period.
Expenses and Taxes. Operating earnings decreased due to an increase in expenses of $20 million, mainly the result of higher employee-related costs. In the current period, we realized additional tax benefits of $11 million related to the separate account dividends received deduction.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $54 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income. In addition, net investment income increased as a result of a larger invested asset base due to a higher amount of allocated equity as compared to the prior period. This favorable impact was partially offset by a related increase in DAC amortization and an increase in interest credited expenses. In our property & casualty business, an increase in average premium per policy in both the auto and homeowners businesses improved operating earnings, but was partially offset by a decrease in exposures. In our deferred annuities business, the impact of negative net flows contributed to a decrease in average separate account balances and, consequently, lower asset-based fee income, partially offset by lower DAC amortization due to the decrease in our in-force business.
Market Factors. A $25 million increase in operating earnings was attributable to market factors, including equity markets and interest rates. While the current period equity returns were lower than in the prior period, the overall cumulative positive equity markets since the prior period increased our average separate account balances which resulted in an increase in asset-based fee income. However, the lower current period returns resulted in higher DAC amortization and lower costs associated with our variable annuity GMDBs. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in current period income from lower yields was partially offset by a decrease in DAC amortization in our fixed annuity and life businesses. Lower returns on other limited partnership interests were partially offset by increased prepayment fees and higher returns on real estate joint ventures.
Underwriting and Other Insurance Adjustments. Less favorable mortality experience in our life businesses resulted in a $18 million decrease in operating earnings. In our property & casualty business, non-catastrophe claim costs decreased by $8 million as a result of lower frequencies in our homeowners business, partially offset by higher severities in both our auto and homeowners businesses. In addition, favorable morbidity experience in our individual disability income business resulted in a $10 million increase in operating earnings. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a decrease of $21 million in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our life business in the prior period.
Expenses and Taxes. Operating earnings decreased due to an increase in expenses of $41 million, mainly the result of higher employee-related costs. In the current period, we realized additional tax benefits of $19 million related to the separate account dividends received deduction.

Group, Voluntary & Worksite Benefits
Business Overview. Premiums increased for most of our businesses as a result of gradual growth in the U.S. economy, a decrease in the U.S. unemployment rate and low inflation. Our term life, dental, and voluntary benefits businesses generated premium growth through sales and persistency, with the dental business also benefiting from pricing actions on existing business. Premium growth in our disability business declined as a result of relatively lower sales. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment. While premiums have increased, sales are lower as a result of an increase in competition, particularly in the dental business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$4,104	$4,038	$8,221	$8,040
Universal life and investment-type product policy fees	183	181	371	358
Net investment income	481	465	959	921
Other revenues	114	104	227	211
Total operating revenues	4,882	4,788	9,778	9,530
Operating expenses
Policyholder benefits and claims and policyholder dividends	3,805	3,789	7,640	7,570
Interest credited to policyholder account balances	38	39	75	79
Capitalization of DAC	(36)	(36)	(72)	(70)
Amortization of DAC and VOBA	39	35	80	71
Other expenses	681	638	1,345	1,266
Total operating expenses	4,527	4,465	9,068	8,916
Provision for income tax expense (benefit)	124	114	251	215
Operating earnings	$231	$209	$459	$399
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. An $8 million increase in operating earnings was attributable to business growth. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings. Growth in premiums, as well as increases in allocated equity and long-duration contract liabilities, were partially offset by a reduction in other liabilities and policyholder account balances. This resulted in an increase in our average invested assets, improving operating earnings. Consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased. An increase in the annual assessment of the Patient Protection and Affordable Care Act (“PPACA”) fee increased other expenses in the current period; however, the impact of the assessment was more than offset by a related increase in premiums from our dental business.
Market Factors. Investment yields declined as a result of a decrease in the size of our securities lending program and lower returns on equity securities. This was partially offset by higher returns on alternative investments and currency derivatives. Unlike in the Retail and Corporate Benefit Funding segments, in the Group Voluntary & Worksite Benefits segment, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The combined impact of lower crediting rates in the current period coupled with the decline in investment yields resulted in a slight increase in operating earnings.

Underwriting and Other Insurance Adjustments. Our group universal life and accidental death and dismemberment (“AD&D”) businesses experienced favorable mortality in the current period, mainly due to favorable claims experience, which resulted in a $14 million increase in operating earnings. Favorable morbidity experience in our disability business, primarily driven by fewer approvals, a reduction in the average size of claims and higher net closures, resulted in a $17 million increase in operating earnings. Increased utilization, coupled with unfavorable reserve development in our dental business, was virtually offset by higher net closures and the impact of lapses on certain insurance liabilities in our long-term care business. A slight increase in catastrophe-related losses in our property & casualty business was mainly due to severe weather in the current period. Non-catastrophe claim costs increased $10 million, the result of higher severities in both our auto and homeowners businesses, as well as higher frequencies in our homeowners business, partially offset by lower frequencies in our auto business. Favorable development of prior period non-catastrophe losses improved our operating earnings by $7 million. Refinements to certain insurance and other liabilities, which were recorded in the prior period, resulted in a $16 million decrease in operating earnings.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $28 million increase in operating earnings was attributable to business growth. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings. Growth in premiums, as well as increases in allocated equity and long-duration contract liabilities, were partially offset by a reduction in other liabilities and policyholder account balances. This resulted in an increase in our average invested assets, improving operating earnings. Consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased. An increase in the annual assessment of the PPACA fee increased other expenses in the current period; however, the impact of the assessment was significantly offset by a related increase in premiums from our dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues.
Market Factors. Investment yields improved as a result of higher returns on alternative investments, currency derivatives and increased prepayment fees. This was partially offset by lower yields on our mortgage loans and fixed maturity securities as a result of the sustained low interest rate environment, as well as lower returns on other limited partnership interests and a decrease in the size of our securities lending program. The increase in investment yields, coupled with lower crediting rates in the current period, increased operating earnings by $8 million.
Underwriting and Other Insurance Adjustments. Our life and AD&D businesses experienced favorable mortality in the current period, mainly due to favorable claims experience, which resulted in a $24 million increase in operating earnings. Favorable morbidity experience in our long-term care and disability businesses was partially offset by increased utilization in our dental business and resulted in a $16 million increase in operating earnings. The favorable claims experience in our long-term care business was due to higher net closures and the impact of lapses on certain insurance liabilities. In our disability business, the favorable claims experience was primarily driven by fewer approvals, a reduction in the average size of claims and higher net closures. In our property & casualty business, catastrophe-related losses increased by $22 million, mainly due to severe winter weather in the current period. In addition, non-catastrophe claim costs increased $7 million, resulting from higher severities in both our auto and homeowners businesses, as well as higher frequencies in our auto business, partially offset by lower frequencies in our homeowners businesses. Finally, favorable development of prior period non-catastrophe losses improved our operating earnings by $7 million. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a slight increase in operating earnings.

Corporate Benefit Funding
Business Overview. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2015, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Lower pension plan closeouts resulted in a decrease in premiums. In addition, more competitive pricing in the market drove a decrease in structured settlement annuity sales. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$319	$686	$737	$987
Universal life and investment-type product policy fees	59	55	113	112
Net investment income	1,526	1,413	2,956	2,795
Other revenues	77	75	148	143
Total operating revenues	1,981	2,229	3,954	4,037
Operating expenses
Policyholder benefits and claims and policyholder dividends	933	1,273	1,924	2,161
Interest credited to policyholder account balances	294	287	587	565
Capitalization of DAC	(4)	(18)	(10)	(19)
Amortization of DAC and VOBA	6	6	11	10
Interest expense on debt	1	2	2	4
Other expenses	130	129	254	244
Total operating expenses	1,360	1,679	2,768	2,965
Provision for income tax expense (benefit)	215	187	411	369
Operating earnings	$406	$363	$775	$703
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of current period deposits and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income, partially offset by the related increase in interest credited expense, and resulted in a $44 million increase in operating earnings.
Market Factors. Investment yields improved as a result of higher income on interest rate and currency derivatives, improved earnings on real estate and real estate joint ventures, and the favorable impact of a conversion of the securities accounting system. This was partially offset by lower yields from our securities lending program, fixed maturity securities and mortgage loans as a result of the sustained low interest rate environment, and lower returns on other limited partnership interests. Many of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The combined impact of higher investment returns and lower interest credited expense, resulted in an increase in operating earnings of $18 million.
Underwriting and Other Insurance Adjustments. More favorable mortality, primarily from our structured settlements and income annuity products, was partially offset by less favorable mortality in our pension closeout business in the current period and resulted in a slight increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $14 million.
Expenses. Slightly higher employee-related costs and annual premium tax adjustments decreased operating earnings by $7 million.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of current period deposits and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income, partially offset by the related increase in interest credited expense, and resulted in a $110 million increase in operating earnings.
Market Factors. The sustained low interest rate environment drove lower investment yields on fixed maturity securities and mortgage loans, as well as from our securities lending program. In addition, weaker equity markets in the current period resulted in lower returns on other limited partnership interests. These unfavorable changes were partially offset by higher income on interest rate and currency derivatives, real estate and real estate joint ventures, as well as improved earnings on alternative investments and the favorable impact of a conversion of the securities accounting system. An increase in interest credited expense, resulting from a higher average rate, was driven by the effect of divesting a lower yielding product in early 2014. The combined impact of lower investment returns and higher interest credited expense, resulted in a decrease in operating earnings of $35 million.
Underwriting and Other Insurance Adjustments. More favorable mortality, primarily from our income annuity and specialized life insurance products, in the current period resulted in a $9 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $6 million.
Expenses. Slightly higher employee-related costs and annual premium tax adjustments decreased operating earnings by $7 million.
Latin America
Business Overview. Total sales for the region decreased, primarily due to the impact of a large contract in Mexico in the prior period. Excluding this large contract, sales increased due to organic growth in several countries, as well as increased sales of life and accident & health products in our U.S. direct business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$783	$798	$1,482	$1,481
Universal life and investment-type product policy fees	301	317	595	628
Net investment income	283	301	501	598
Other revenues	7	9	17	16
Total operating revenues	1,374	1,425	2,595	2,723
Operating expenses
Policyholder benefits and claims and policyholder dividends	744	749	1,325	1,365
Interest credited to policyholder account balances	89	100	175	198
Capitalization of DAC	(100)	(101)	(211)	(208)
Amortization of DAC and VOBA	86	84	164	163
Amortization of negative VOBA	(1)	(1)	(1)	(1)
Other expenses	419	436	844	872
Total operating expenses	1,237	1,267	2,296	2,389
Provision for income tax expense (benefit)	21	22	52	40
Operating earnings	$116	$136	$247	$294
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $23 million for the second quarter of 2015 compared to the prior period.

Business Growth. The increase in premiums driven by sales growth was partially offset by related changes in policyholder benefits. The impact of lower inflation drove a decrease in average invested assets, which generated lower net investment income. Growth in our businesses resulted in higher policy fee income. Increases in marketing costs and commissions resulted in higher operating expenses. The items discussed above were the primary drivers of a $16 million increase in operating earnings.
Market Factors. The net impact of changes in market factors resulted in a slight increase in operating earnings. This increase was driven by investment yields and the favorable impact of inflation. Investment yields increased, primarily driven by higher investment yields on fixed income securities in Mexico and Chile, partially offset by lower investment yields on alternative investments in Chile. These increases were partially offset by higher interest credited expense in Mexico and Chile.
Underwriting and Other Insurance Adjustments. Favorable claims experience in several countries increased operating earnings by $8 million. Refinements to DAC and other adjustments recorded in both the current and prior periods resulted in a $4 million decrease in operating earnings.
Expenses and Taxes. Higher expenses, primarily generated by employee-related costs across several countries, decreased operating earnings by $13 million. In addition, tax-related adjustments decreased operating earnings by $3 million primarily driven by the ongoing impact of the Chile tax reform enacted in September 2014.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $46 million for the first half of 2015 compared to the prior period.
Business Growth. Our Latin America segment experienced organic growth and increased sales of life, accident & health and retirement products in several countries, as well as increased life and accident & health products in our U.S. direct business. This was partially offset by decreased life and accident & health sales in Mexico. The resulting increase in premiums was partially offset by related changes in policyholder benefits. The impact of lower inflation drove a decrease in average invested assets, which generated lower net investment income. Growth in our businesses resulted in higher policy fee income and increased marketing costs and commissions. Business growth also drove an increase in DAC amortization. The items discussed above were the primary drivers of a $31 million increase in operating earnings.
Market Factors. The net impact of changes in market factors resulted in a $5 million decrease in operating earnings as higher interest credited expense was partially offset by higher investment yields. Investment yields increased on fixed income securities in Mexico, Chile and Brazil, partially offset by lower investment yields on alternative investments in Chile and fixed income securities in Argentina.
Underwriting and Other Insurance Adjustments. Favorable claims experience in our U.S. direct business and Chile increased operating earnings by $5 million. Refinements to DAC and other adjustments recorded in both the current and prior periods resulted in a $6 million decrease in operating earnings.
Expenses and Taxes. Higher expenses, primarily generated by employee-related costs across several countries, decreased operating earnings by $9 million. In addition, tax-related adjustments decreased operating earnings by $17 million, primarily driven by a prior period tax benefit in Argentina due to the devaluation of the peso and the ongoing impact of the Chile tax reform enacted in September 2014.

Asia
Business Overview. Asia experienced broad based in-force growth across the region, including growth in our ordinary life and accident & health businesses in Japan and Korea, as well as our group insurance business in Australia, partially offset by a decline in retirement sales. We also had higher surrenders of foreign currency-denominated fixed annuity products in Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$1,809	$1,913	$3,561	$3,803
Universal life and investment-type product policy fees	400	400	797	789
Net investment income	679	724	1,363	1,424
Other revenues	28	24	56	51
Total operating revenues	2,916	3,061	5,777	6,067
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,375	1,425	2,715	2,822
Interest credited to policyholder account balances	328	394	665	781
Capitalization of DAC	(398)	(457)	(833)	(951)
Amortization of DAC and VOBA	336	362	662	700
Amortization of negative VOBA	(78)	(92)	(164)	(186)
Other expenses	869	977	1,773	1,968
Total operating expenses	2,432	2,609	4,818	5,134
Provision for income tax expense (benefit)	59	128	207	276
Operating earnings	$425	$324	$752	$657
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $31 million for the second quarter of 2015 compared to the prior period and resulted in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased over the prior period driven by broad based in-force growth across the region. Higher surrenders of foreign currency-denominated fixed annuity products in Japan, partially offset by positive net flows in Korea, Bangladesh and India, resulted in lower average invested assets and a decrease in net investment income. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $27 million.
Market Factors. Investment returns were positively affected by the improved operating results of our China joint venture and higher returns on other limited partnership interests in Japan. In addition, investment returns were positively affected by the favorable impact of increased sales of foreign currency-denominated fixed annuities resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. These increases in yields were partially offset by the continued growth of lower yielding Japanese government securities and lower net investment income on fixed maturity securities in Korea due to a decline in interest rates. Higher investment yields, combined with the impact of foreign currency hedges, increased operating earnings by $32 million.
Underwriting. Favorable claims experience, primarily in Japan and China, resulted in a slight increase in operating earnings.
Taxes. Current period results include a one-time tax benefit of $61 million in Japan related to a change in tax rate and the settlement of an audit of $12 million. Prior period results include a $13 million tax benefit related to the U.S. taxation of dividends from Japan and a one-time tax benefit of $4 million as a result of a tax rate change in Japan.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $61 million for the first half of 2015 compared to the prior period and resulted in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased over the prior period driven by broad based in-force growth across the region, including growth in our ordinary life and accident & health businesses in Japan and Korea, as well as our group insurance business in Australia. During the period, surrenders of foreign currency-denominated fixed annuity products in Japan also contributed to higher fee income. The impact of these surrenders, partially offset by positive net flows in Korea, Bangladesh and India, resulted in lower average invested assets and a decrease in net investment income. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $45 million.
Market Factors. Investment returns were positively affected by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. Improved operating results of our China joint venture, combined with higher returns on other limited partnership interests in Japan, also drove higher operating earnings. These increases in yields were partially offset by the continued growth of lower yielding Japanese government securities and lower net investment income on fixed maturity securities in Korea due to a decline in interest rates. Higher investment yields, combined with the impact of foreign currency hedges, increased operating earnings by $42 million.
Underwriting. In addition, favorable claims experience, primarily in Japan and China, resulted in a slight increase in operating earnings.
Taxes. Current period results include a one-time tax benefit of $61 million in Japan related to a change in tax rate and the settlement of an audit of $12 million. Prior period results benefited from favorable changes in tax benefits of $20 million primarily driven by a $13 million tax benefit related to the U.S. taxation of dividends from Japan and a one-time tax benefit of $4 million as a result of a tax rate change in Japan.

EMEA
Business Overview. Sales increased as a result of growth in our employee benefit and accident & health products across the region, particularly in the Middle East.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$525	$584	$1,033	$1,181
Universal life and investment-type product policy fees	114	117	216	226
Net investment income	84	112	167	219
Other revenues	19	11	29	27
Total operating revenues	742	824	1,445	1,653
Operating expenses
Policyholder benefits and claims and policyholder dividends	265	271	504	532
Interest credited to policyholder account balances	34	35	64	69
Capitalization of DAC	(132)	(170)	(265)	(346)
Amortization of DAC and VOBA	133	160	261	324
Amortization of negative VOBA	(4)	(6)	(8)	(15)
Other expenses	389	456	751	920
Total operating expenses	685	746	1,307	1,484
Provision for income tax expense (benefit)	7	6	18	26
Operating earnings	$50	$72	$120	$143
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $18 million for the second quarter of 2015 compared to the prior period.
Business Growth and Underwriting. Sales increased compared to the prior period, primarily driven by growth in the Middle East. This was offset by a decrease in operating earnings in the current period as a result of unfavorable claims experience in the region. The combined impact of these items did not result in a material change to operating earnings.
Taxes and Other. The Company received tax benefits in both periods; however, since the prior period benefit was larger, operating earnings decreased by $5 million. In addition, in both periods, we converted to calendar year reporting for certain of our subsidiaries, which resulted in a slight increase to operating earnings.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $37 million for the first half of 2015 compared to the prior period.
Business Growth and Underwriting. Sales increased compared to the prior period, primarily driven by growth in the Middle East. In addition, operating earnings increased in the current period as a result of favorable claims experience in the region. The combined impact of these items increased operating earnings by $13 million.
Taxes and Other. The Company received tax benefits in both periods; however, since the prior period benefit was larger, operating earnings decreased by $2 million. In addition, in both periods, we converted to calendar year reporting for certain of our subsidiaries, which resulted in a net $3 million increase to operating earnings.

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$26	$22	$36	$42
Universal life and investment-type product policy fees	26	34	49	67
Net investment income	129	133	238	282
Other revenues	19	5	39	26
Total operating revenues	200	194	362	417
Operating expenses
Policyholder benefits and claims and policyholder dividends	8	19	20	42
Interest credited to policyholder account balances	8	9	14	18
Amortization of DAC and VOBA	1	—	1	—
Interest expense on debt	306	297	603	589
Other expenses	174	162	319	337
Total operating expenses	497	487	957	986
Provision for income tax expense (benefit)	(175)	(133)	(363)	(273)
Operating earnings	(122)	(160)	(232)	(296)
Less: Preferred stock dividends	31	31	61	61
Operating earnings available to common shareholders	$(153)	$(191)	$(293)	$(357)
The table below presents operating earnings available to common shareholders by source net of income tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Other business activities	$12	$19	$24	$35
Other net investment income	83	86	154	183
Interest expense on debt	(199)	(193)	(392)	(383)
Preferred stock dividends	(31)	(31)	(61)	(61)
Acquisition costs	—	(3)	—	(5)
Corporate initiatives and projects	(58)	(43)	(97)	(71)
Incremental tax benefit	71	30	155	73
Other	(31)	(56)	(76)	(128)
Operating earnings available to common shareholders	$(153)	$(191)	$(293)	$(357)
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities decreased $7 million. This was primarily due to lower operating earnings from start-up operations and lower operating earnings from the assumed reinsurance from our former operating joint venture in Japan, which was primarily due to a reduction in in-force and unfavorable foreign currency impacts.

Other Net Investment Income. A $3 million decrease in other net investment income was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and lower returns on alternative investments. This decrease was partially offset by increased income from higher average invested assets and higher returns on other limited partnership interests.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $15 million primarily due to increased costs associated with enterprise-wide initiatives taken by the Company.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. We had higher utilization of tax preferenced investments and other benefits which increased our operating earnings by $41 million over the prior period.
Other. Other expenses include decreases in employee-related expenses, costs related to our investment advisory subsidiaries and corporate overhead expenses totaling $10 million, as well as minor decreases across various other expense categories.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities decreased $11 million. This was primarily due to lower operating earnings from start-up operations and lower operating earnings from the assumed reinsurance from our former operating joint venture in Japan, which was primarily due to a reduction in in-force and unfavorable foreign currency impacts.
Other Net Investment Income. A $29 million decrease in other net investment income was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, lower yields on fixed maturity securities as a result of the sustained low interest rate environment, and lower income on interest rate derivatives. This decrease was partially offset by increased income from higher average invested assets.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $26 million, primarily due to increased costs associated with enterprise-wide initiatives taken by the Company.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The prior period includes an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter that was not deductible for income tax purposes. In addition, we had higher utilization of tax preferenced investments and other benefits which increased our operating earnings by $64 million over the prior period.
Other. Our results for the prior period include charges totaling $57 million related to the settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. This was partially offset by an $18 million prior period increase in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities. In addition, employee-related costs decreased $8 million from the prior period.

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, the political and/or economic instability of Europe’s perimeter region and Cyprus, and of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, as well as Puerto Rico, have contributed to global market volatility. As a global insurance company, we are affected by the monetary policy of central banks around the world. Financial markets have also been affected by concerns over the direction of U.S. fiscal policy, although these concerns have abated since late 2013. See “— Industry Trends — Financial and Economic Environment.” The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, including keeping interest rates low and, more recently, through its asset purchase programs. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment.” The ECB has also adopted an array of stimulus measures, including an expanded asset purchase program and a negative rate on bank deposits, which are intended to lessen the risk of a prolonged period of deflation and support economic recovery in the Euro zone. The ECB’s accommodative monetary policy is expected to continue for the foreseeable future. See “— Industry Trends — Financial and Economic Environment” for further information on such measures, as well as for information regarding actions taken by central banks around the world to support the economic recovery, including actions taken by Japan’s central government and the Bank of Japan to boost inflation expectations and achieve sustainable economic growth in Japan. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments
Excluding Europe’s perimeter region and Cyprus which are discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the United Kingdom, Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. We maintain general account investments in the European Region to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European Region operations invest in the region for diversification. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities. At June 30, 2015, our exposure to fixed maturity securities and perpetual hybrid securities classified as non-redeemable preferred stock in the European Region totaled $37.7 billion, at estimated fair value, of which $7.5 billion was in sovereign fixed maturity securities. See Also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Region Investments” included in the 2014 Annual Report for further information.
Selected Country and Sector Investments
Concerns about global economic conditions, capital markets and the solvency of certain EU member states, including Europe’s perimeter region and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility, and has affected the performance of various asset classes in recent years. More recently, with the exception of Greece, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. With the exception of Greece, greater ECB and IMF support, stronger liquidity facilities and gradually improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of other countries in Europe’s perimeter region and Cyprus and the risk of possible withdrawal of such countries from the Euro zone. See “— Industry Trends — Financial and Economic Environment.”

We maintain general account investments in Europe’s perimeter region and Cyprus to support our insurance operations and related policyholder liabilities in these countries. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of Europe’s perimeter region and Cyprus totaled $114 million and $1.5 billion, at estimated fair value, respectively, at June 30, 2015. Our exposure to both sovereign fixed maturity securities and total fixed maturity securities of Greece is less than $1 million, at estimated fair value, at June 30, 2015. See also — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments” included in the 2014 Annual Report for further information.
There have been concerns about the political and economic stability of Ukraine, Russia and Argentina. We maintain general account investments in Ukraine, Russia and Argentina to support our insurance operations and related policyholder liabilities in these countries. Our exposure to the sovereign fixed maturity securities and total fixed maturity securities of Ukraine, Russia and Argentina totaled $768 million and $961 million, at estimated fair value, respectively, at June 30, 2015. See also — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments” included in the 2014 Annual Report for further information by country.
There have also been increased concerns about the economic stability of Puerto Rico. We have general account investments in Puerto Rico through our global portfolio diversification. Our exposure to political subdivision fixed maturities (all revenue bonds and no general obligation bonds) and total fixed maturity securities of Puerto Rico totaled $16 million and $136 million, at estimated fair value, respectively, at June 30, 2015.
There also has been an increased focus on energy sector investments as a result of lower oil prices. Our net exposure to energy sector fixed maturity securities was $14.0 billion (comprised of fixed maturity securities of $13.8 billion at estimated fair value and related net written credit default swaps of $210 million at notional value), of which 84% were investment grade, with an unrealized gain of $852 million at June 30, 2015.
We manage direct and indirect investment exposure in these countries and the energy sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect general account investments in these countries or the energy sector to have a material adverse effect on our results of operations or financial condition.
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

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2015		2014		2015		2014
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
		(In millions)		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2),(3)	4.79%	$3,665	4.90%	$3,796	4.72%	$7,234	4.83%	$7,481
Mortgage loans (3)	5.10%	801	5.05%	708	4.95%	1,531	5.06%	1,417
Real estate and real estate joint ventures	7.40%	189	4.54%	114	5.23%	270	3.98%	203
Policy loans	5.22%	151	5.36%	158	5.23%	303	5.35%	315
Equity securities	4.58%	35	4.72%	37	4.30%	66	4.30%	67
Other limited partnerships	12.38%	250	10.46%	206	11.50%	465	13.81%	535
Cash and short-term investments	1.05%	33	1.05%	39	1.02%	66	1.11%	84
Other invested assets		223		200		550		420
Total before investment fees and expenses	5.08%	5,347	5.01%	5,258	4.99%	10,485	5.02%	10,522
Investment fees and expenses	(0.15)	(162)	(0.13)	(139)	(0.15)	(318)	(0.13)	(275)
Net investment income including divested businesses (4), (5)	4.93%	5,185	4.88%	5,119	4.84%	10,167	4.89%	10,247
Less: net investment income from divested businesses (4), (5)		—		24		—		67
Net investment income (5)		$5,185		$5,095		$10,167		$10,180
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

(2)
Investment income (loss) includes amounts for FVO and trading securities of $2 million and $39 million for the three months and six months ended June 30, 2015, respectively, and $44 million and $81 million for the three months and six months ended June 30, 2014, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Yield calculations include the net investment income and ending carrying values of the divested businesses. The net investment income adjustment for divested businesses for the three months and six months ended June 30, 2014 was $24 million and $67 million, respectively. These amounts include scheduled periodic settlement payments on derivatives not qualifying for hedge accounting adjustment that are excluded in the scheduled periodic settlement payments on derivatives not qualifying for hedge accounting line in the GAAP net investment income reconciliation presented below. The scheduled periodic settlement payments excluded were $4 million and $1 million for the three months and six months ended June 30, 2014, respectively. There were no net investment income adjustments for divested businesses or excluded scheduled periodic settlement payments on derivatives for the three months and six months ended June 30, 2015.

(5)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs and contractholder-directed unit-linked investments. Such reclassifications are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net investment income — in the above yield table	$5,185	$5,095	$10,167	$10,180
Real estate discontinued operations	—	—	—	(1)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(180)	(169)	(380)	(344)
Contractholder-directed unit-linked investments	(55)	295	622	360
Divested businesses	—	24	—	67
Operating joint venture adjustments	(4)	1	(3)	1
Incremental net investment income from CSEs	1	13	2	31
Net investment income — GAAP consolidated statements of operations	$4,947	$5,259	$10,408	$10,294
See “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014” and “— Results of Operations — Consolidated Results — Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014” for an analysis of the period over period changes in net investment income.
Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities available-for-sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	June 30, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Fixed maturity securities
Publicly-traded	$305,884	87.1%	$315,167	86.2%
Privately-placed	45,469	12.9	50,258	13.8
Total fixed maturity securities	$351,353	100.0%	$365,425	100.0%
Percentage of cash and invested assets	69.1%		70.7%
Equity securities
Publicly-traded	$2,552	69.4%	$2,569	70.8%
Privately-held	1,125	30.6	1,062	29.2
Total equity securities	$3,677	100.0%	$3,631	100.0%
Percentage of cash and invested assets	0.7%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$879		$1,009
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$1,029		$1,265
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
In connection with our investment management business, we manage privately-placed and infrastructure fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These privately-placed and infrastructure fixed maturity securities had an estimated fair value of $4.6 billion and $4.1 billion at June 30, 2015 and December 31, 2014, respectively. These assets are not included in our interim condensed consolidated financial statements.
Also in connection with our investment management business, we manage index investment portfolios that track the return of standard industry fixed income and equity market indices such as the Barclay’s U.S. Aggregate Bond Index and S&P 500® Index. These assets had an estimated fair value of $27.3 billion and $27.7 billion at June 30, 2015 and December 31, 2014, respectively, and are included within separate account assets in our interim condensed consolidated financial statements.
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

	June 30, 2015
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1
Quoted prices in active markets for identical assets	$35,430	10.1%	$1,514	41.2%
Level 2
Independent pricing source	258,403	73.5	688	18.7
Internal matrix pricing or discounted cash flow techniques	35,536	10.1	986	26.8
Significant other observable inputs	293,939	83.6	1,674	45.5
Level 3
Independent pricing source	6,240	1.8	302	8.2
Internal matrix pricing or discounted cash flow techniques	13,728	3.9	146	4.0
Independent broker quotations	2,016	0.6	41	1.1
Significant unobservable inputs	21,984	6.3	489	13.3
Total estimated fair value	$351,353	100.0%	$3,677	100.0%
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2015 are as follows:

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

•
During the three months ended June 30, 2015, Level 3 fixed maturity securities decreased by $773 million, or 3%. The decrease was driven by net transfers out of Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss) (“OCI”), partially offset by purchases in excess of sales. The net transfers out of Level 3 were concentrated in ABS and RMBS and the decrease in estimated fair value recognized in OCI was concentrated in U.S. and foreign corporate securities. The purchases in excess of sales were concentrated in ABS and RMBS.

•
During the six months ended June 30, 2015, Level 3 fixed maturity securities decreased by $151 million, or 1%. The decrease was driven by net transfers out of Level 3 and a decrease in estimated fair value recognized in OCI, partially offset by purchases in excess of sales. The net transfers out of Level 3 were concentrated in ABS and RMBS and the decrease in estimated fair value recognized in OCI was concentrated in U.S. and foreign corporate securities. The purchases in excess of sales were concentrated in ABS, RMBS, and U.S. and foreign corporate securities.

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

The following table presents total fixed maturity securities by Nationally Recognized Statistical Ratings Organizations (“NRSRO”) rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		June 30, 2015				December 31, 2014
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(In millions)				(In millions)
1	Aaa/Aa/A	$230,944	$17,820	$248,764	70.8%	$233,246	$23,837	$257,083	70.4%
2	Baa	75,184	4,485	79,669	22.7	76,754	6,654	83,408	22.8
	Subtotal investment grade	306,128	22,305	328,433	93.5	310,000	30,491	340,491	93.2
3	Ba	15,480	141	15,621	4.4	14,967	178	15,145	4.1
4	B	5,979	(24)	5,955	1.7	8,481	(96)	8,385	2.3
5	Caa and lower	1,193	67	1,260	0.4	1,296	44	1,340	0.4
6	In or near default	53	31	84	—	36	28	64	—
	Subtotal below investment grade	22,705	215	22,920	6.5	24,780	154	24,934	6.8
	Total fixed maturity securities	$328,833	$22,520	$351,353	100.0%	$334,780	$30,645	$365,425	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
June 30, 2015
U.S. corporate	$43,456	$43,147	$9,890	$4,083	$561	$9	$101,146
Foreign corporate	24,103	30,160	3,642	1,055	137	1	59,098
U.S. Treasury and agency	57,538	—	—	—	—	—	57,538
Foreign government	44,664	4,218	1,347	424	356	48	51,057
RMBS	39,428	807	703	386	173	21	41,518
State and political subdivision	14,565	573	10	—	16	—	15,164
CMBS	11,796	29	10	5	2	—	11,842
ABS	13,214	735	19	2	15	5	13,990
Total fixed maturity securities	$248,764	$79,669	$15,621	$5,955	$1,260	$84	$351,353
Percentage of total	70.8%	22.7%	4.4%	1.7%	0.4%	—%	100.0%

December 31, 2014
U.S. corporate	$46,043	$44,174	$9,627	$5,602	$497	$11	$105,954
Foreign corporate	25,368	31,084	3,775	1,358	89	1	61,675
U.S. Treasury and agency	61,516	—	—	—	—	—	61,516
Foreign government	44,837	5,763	744	863	418	41	52,666
RMBS	37,156	1,049	766	551	318	6	39,846
State and political subdivision	14,656	501	30	—	—	—	15,187
CMBS	14,124	30	166	9	3	—	14,332
ABS	13,383	807	37	2	15	5	14,249
Total fixed maturity securities	$257,083	$83,408	$15,145	$8,385	$1,340	$64	$365,425
Percentage of total	70.4%	22.8%	4.1%	2.3%	0.4%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both June 30, 2015 and December 31, 2014. The tables below present our U.S. and foreign corporate securities holdings at:

	June 30, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$59,098	36.9%	$61,675	36.8%
U.S. corporate fixed maturity securities — by industry:
Consumer	26,767	16.7	27,808	16.6
Industrial	26,091	16.3	27,221	16.2
Utility	19,262	12.0	20,029	12.0
Finance	18,022	11.2	18,688	11.1
Communications	7,290	4.6	8,071	4.8
Other	3,714	2.3	4,137	2.5
Total	$160,244	100.0%	$167,629	100.0%
__________________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
We held $67.4 billion and $68.4 billion of structured securities, at estimated fair value, at June 30, 2015 and December 31, 2014, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	June 30, 2015			December 31, 2014
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$20,156	48.5%	$953	$20,269	50.9%	$1,083
Pass-through securities	21,362	51.5	377	19,577	49.1	699
Total RMBS	$41,518	100.0%	$1,330	$39,846	100.0%	$1,782
By risk profile:
Agency	$28,950	69.7%	$1,019	$26,818	67.3%	$1,469
Prime	2,261	5.4	66	2,648	6.6	68
Alt-A	5,628	13.6	93	5,540	13.9	85
Sub-prime	4,679	11.3	152	4,840	12.2	160
Total RMBS	$41,518	100.0%	$1,330	$39,846	100.0%	$1,782
Ratings profile:
Rated Aaa/AAA	$29,359	70.7%		$27,362	68.7%
Designated NAIC 1	$39,428	95.0%		$37,156	93.2%

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Structured Securities” included in the 2014 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, Alt-A and sub-prime RMBS.
Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we have increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.9 billion at both June 30, 2015 and December 31, 2014, with unrealized gains (losses) of $125 million and $130 million at June 30, 2015 and December 31, 2014, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	June 30, 2015
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2005	$750	$768	$283	$297	$135	$137	$125	$128	$14	$15	$1,307	$1,345
2006	1,602	1,633	82	83	113	116	51	58	—	—	1,848	1,890
2007	502	519	23	24	175	181	—	—	123	126	823	850
2008 - 2010	5	5	—	—	14	14	—	—	—	—	19	19
2011	528	567	22	24	63	65	—	—	—	—	613	656
2012	257	288	252	258	850	870	—	—	2	2	1,361	1,418
2013	727	777	476	516	1,330	1,396	13	10	—	—	2,546	2,699
2014	513	520	1,021	1,026	699	717	—	—	—	—	2,233	2,263
2015	410	394	167	163	122	121	23	24	—	—	722	702
Total	$5,294	$5,471	$2,326	$2,391	$3,501	$3,617	$212	$220	$139	$143	$11,472	$11,842
Ratings Distribution		46.2%		20.2%		30.5%		1.9%		1.2%		100.0%

	December 31, 2014
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2004	$251	$258	$25	$27	$54	$56	$40	$40	$17	$17	$387	$398
2005	2,278	2,300	412	426	243	253	111	115	9	13	3,053	3,107
2006	1,983	2,056	103	106	107	110	66	73	—	—	2,259	2,345
2007	694	720	64	67	195	205	41	43	129	131	1,123	1,166
2008 - 2010	5	5	—	—	25	25	—	—	—	—	30	30
2011	561	603	23	24	63	65	—	—	4	4	651	696
2012	467	559	245	255	842	866	—	—	3	3	1,557	1,683
2013	802	854	467	505	1,330	1,393	13	11	—	—	2,612	2,763
2014	466	480	883	900	652	677	13	14	76	73	2,090	2,144
Total	$7,507	$7,835	$2,222	$2,310	$3,511	$3,650	$284	$296	$238	$241	$13,762	$14,332
Ratings Distribution		54.7%		16.1%		25.5%		2.0%		1.7%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar Credit Ratings, LLC. CMBS designated NAIC 1 were 99.6% and 98.5% of total CMBS at June 30, 2015 and December 31, 2014, respectively.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	June 30, 2015			December 31, 2014
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized obligations	$6,555	46.9%	$(37)	$5,262	36.9%	$(46)
Foreign residential loans	1,768	12.6	34	2,146	15.1	63
Student loans	1,762	12.6	21	1,997	14.0	42
Automobile loans	1,091	7.8	6	1,625	11.4	10
Credit card loans	911	6.5	39	1,195	8.4	44
Other loans	1,903	13.6	30	2,024	14.2	15
Total	$13,990	100.0%	$93	$14,249	100.0%	$128
Ratings profile:
Rated Aaa/AAA	$7,703	55.1%		$7,950	55.8%
Designated NAIC 1	$13,214	94.5%		$13,383	93.9%
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $11 million and $29 million for the three months and six months ended June 30, 2015, respectively, and $48 million and $59 million for the three months and six months ended June 30, 2014, respectively. Impairments of fixed maturity securities were $2 million and $20 million for the three months and six months ended June 30, 2015, respectively, and $15 million and $25 million for the three months and six months ended June 30, 2014, respectively. Impairments of equity securities were $9 million and $9 million for the three months and six months ended June 30, 2015, respectively, and $33 million and $34 million for the three months and six months ended June 30, 2014, respectively.
Credit-related impairments of fixed maturity securities were $2 million and $20 million for the three months and six months ended June 30, 2015, respectively, and $15 million and $25 million for the three months and six months ended June 30, 2014, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $11 million for the three months ended June 30, 2015 as compared to $48 million in the prior period. The decrease in OTTI losses in the current period was concentrated in non-redeemable preferred stock, which comprised $0 for the three months ended June 30, 2015, as compared to $23 million for the three months ended June 30, 2014, and was primarily attributable to finance industry non-redeemable preferred stocks. The decrease in OTTI losses also included ABS, which comprised $0 for the three months ended June 30, 2015, as compared to $7 million for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $29 million for the six months ended June 30, 2015 as compared to $59 million in the prior period. The most significant decrease was in non-redeemable preferred stock, which comprised $0 for the six months ended June 30, 2015, as compared to $23 million for the six months ended June 30, 2014, and was primarily attributable to finance industry non-redeemable preferred stocks.
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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $16.5 billion and $16.7 billion at estimated fair value, at June 30, 2015 and December 31, 2014, respectively, or 3.2% of total cash and invested assets, at both June 30, 2015 and December 31, 2014. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program. See “— Off-Balance Sheet Arrangements — Collateral for Securities Lending, Repurchase Agreement Transactions, Third-Party Custodian Administered Repurchase Program and Derivatives” for information on non-cash collateral.
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

Mortgage Loans
Our mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	June 30, 2015				December 31, 2014
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$42,953	67.4%	$228	0.5%	$41,088	68.7%	$224	0.5%
Agricultural	12,498	19.6	41	0.3%	12,378	20.7	39	0.3%
Residential	8,273	13.0	56	0.7%	6,369	10.6	42	0.7%
Total	$63,724	100.0%	$325	0.5%	$59,835	100.0%	$305	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located outside the U.S., at June 30, 2015. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 12% and 8%, respectively, of total mortgage loans at June 30, 2015. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
The residential loan portfolio is managed in a similar manner to reduce risk of concentration, with 89% collateralized by properties located in the U.S., and the remaining 11% collateralized by properties located outside the U.S., as of June 30, 2015. The carrying value of our residential mortgage loans located in California, Florida, and New York were 37%, 7%, and 5%, respectively.
In connection with our investment management business, we manage commercial mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial mortgage loans had an estimated fair value of $1.5 billion and $1.2 billion at June 30, 2015 and December 31, 2014, respectively. These assets are not included in our interim condensed consolidated financial statements.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans:

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region
Pacific	$9,221	21.5%	$8,620	21.0%
Middle Atlantic	7,864	18.3	7,689	18.7
International	7,222	16.8	7,251	17.7
South Atlantic	6,355	14.8	6,384	15.5
West South Central	4,404	10.3	3,990	9.7
East North Central	2,260	5.3	2,430	5.9
New England	1,352	3.1	1,155	2.8
Mountain	1,168	2.7	932	2.3
East South Central	390	0.9	424	1.0
West North Central	150	0.3	140	0.3
Multi-Region and Other	2,567	6.0	2,073	5.1
Total recorded investment	42,953	100.0%	41,088	100.0%
Less: valuation allowances	228		224
Carrying value, net of valuation allowances	$42,725		$40,864
Property Type
Office	$21,334	49.7%	$21,400	52.1%
Retail	9,982	23.2	9,389	22.9
Hotel	4,431	10.3	4,196	10.2
Apartment	4,806	11.2	3,786	9.2
Industrial	2,205	5.1	2,133	5.2
Other	195	0.5	184	0.4
Total recorded investment	42,953	100.0%	41,088	100.0%
Less: valuation allowances	228		224
Carrying value, net of valuation allowances	$42,725		$40,864
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both June 30, 2015 and December 31, 2014, and our average debt service coverage ratio was 2.6x at both June 30, 2015 and December 31, 2014. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 44% at both June 30, 2015 and December 31, 2014. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowances” included in the 2014 Annual Report for further information on our mortgage loan valuation allowance policy.
See Notes 5 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the three months ended June 30, 2015 and 2014.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 84% were located in the United States, with the remaining 16% located outside the United States, at June 30, 2015. The carrying value of our real estate investments located in California, Japan and Florida were 19%, 13% and 10%, respectively, of total real estate investments at June 30, 2015.
Real estate investments by type consisted of the following at:

	June 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$8,692	85.2%	$9,386	89.2%
Real estate joint ventures and funds	577	5.6	647	6.2
Subtotal	9,269	90.8	10,033	95.4
Foreclosed (commercial, agricultural and residential)	40	0.4	320	3.0
Real estate held-for-investment	9,309	91.2	10,353	98.4
Real estate held-for-sale	898	8.8	172	1.6
Total real estate and real estate joint ventures	$10,207	100.0%	$10,525	100.0%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2014 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $13.9 billion and $13.3 billion at June 30, 2015 and December 31, 2014, respectively.
In connection with our investment management business, we manage real estate investments on behalf of institutional clients, which are unaffiliated investors. These real estate investments had an estimated fair value of $3.0 billion and $2.8 billion at June 30, 2015 and December 31, 2014, respectively. These assets are not included in our interim condensed consolidated financial statements.
Other Limited Partnership Interests
The carrying value of other limited partnership interests was $8.1 billion at both June 30, 2015 and December 31, 2014, which included $2.5 billion and $2.4 billion of hedge funds, at June 30, 2015 and December 31, 2014, respectively.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	June 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$12,494	61.2%	$13,452	63.2%
Tax credit and renewable energy partnerships	2,956	14.5	2,752	12.9
Leveraged leases, net of non-recourse debt	1,760	8.6	1,785	8.4
Direct financing leases	1,067	5.2	1,119	5.3
Funds withheld	747	3.7	763	3.6
Operating joint ventures	534	2.6	513	2.4
Other	851	4.2	899	4.2
Total	$20,409	100.0%	$21,283	100.0%
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $14.6 billion and $8.6 billion, or 2.9% and 1.7% of total cash and invested assets, at June 30, 2015 and December 31, 2014, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $2.7 billion and $4.5 billion at June 30, 2015 and December 31, 2014, respectively, or 0.5% and 0.9% of total cash and invested assets, at June 30, 2015 and December 31, 2014, respectively.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2015 and December 31, 2014.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or non-qualifying hedge relationships for the three months and six months ended June 30, 2015 and 2014.

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

Derivatives categorized as Level 3 at June 30, 2015 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At June 30, 2015, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Gain (loss) recognized in net income (loss)	($2) million	($68) million
Percentage of gain (loss) attributable to observable inputs	11%	29%
Primary drivers of observable gain (loss)
Strengthening of certain foreign currencies against inflation indices on receive foreign currency, pay inflation forwards; increases in broker quoted equity volatility; and decreases in equity index levels.
		Strengthening of U.S. dollar versus foreign currencies on receive foreign currency, pay-U.S. dollar forwards; increases in broker quoted equity volatility; and increases in equity index levels.
Percentage of gain (loss) attributable to unobservable inputs	89%	71%
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2015		December 31, 2014
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$2,622	$(27)	$2,830	$(26)
Written (2)	10,594	158	10,527	175
Total	$13,216	$131	$13,357	$149
__________________

(1)
The gross notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $345 million and ($5) million, respectively, at June 30, 2015 and $250 million and ($6) million, respectively, at December 31, 2014.

(2)
The gross notional amount and estimated fair value for written credit default swaps in the trading portfolio were $104 million and $4 million, respectively, at June 30, 2015 and $15 million and $1 million, respectively, at December 31, 2014.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$3	$2	$5	$3	$(11)	$(8)	$12	$(19)	$(7)	$12	$(18)	$(6)
Written (3), (4)	(1)	(33)	(34)	28	(6)	22	18	(48)	(30)	35	(22)	13
Total	$2	$(31)	$(29)	$31	$(17)	$14	$30	$(67)	$(37)	$47	$(40)	$7
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $2 million and ($1) million, respectively, for the three months ended June 30, 2015 and $3 million and ($3) million, respectively, for the six months ended June 30, 2015. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $1 million and ($2) million, respectively, for the three months ended June 30, 2014 and $3 million and ($3) million, respectively, for the six months ended June 30, 2014.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were not significant for the three months ended June 30, 2015 and $1 million and $0, respectively, for the six months ended June 30, 2015. The gross gains and gross (losses) for written credit default swaps in our trading portfolio were not significant for both the three months and six months ended June 30, 2014.

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
Collateral for Securities Lending, Repurchase Agreement Transactions, Third-Party Custodian Administered Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $99 million and $83 million at estimated fair value at June 30, 2015 and December 31, 2014, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We participate in repurchase and reverse repurchase agreement transactions. In connection with these transactions, we obtain fixed maturity securities as collateral from unaffiliated financial institutions, which can be re-pledged, and which have not been recorded on our consolidated balance sheets. The amount of these securities and the amount which were re-pledged was $506 million and $217 million, respectively, at estimated fair value at June 30, 2015. We had no such securities as of December 31, 2014. See “— Investments — Repurchase Agreement Transactions” and Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of our repurchase and reverse repurchase agreements, and the classification of the associated net receivable/payable and expense.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $672 million and $642 million at June 30, 2015 and December 31, 2014, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $720 million and $682 million at June 30, 2015 and December 31, 2014, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.

We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $2.1 billion and $4.2 billion at June 30, 2015 and December 31, 2014, respectively. In certain instances, cash collateral pledged to the Company as initial margin for “OTC-bilateral” derivatives (over-the-counter (“OTC”) bilateral contracts between two counterparties) is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this cash collateral was $0 and $263 million at June 30, 2015 and December 31, 2014, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Corporate & Other
Future policy benefits primarily include liabilities for certain run-off long-term care and workers’ compensation business written by MetLife Insurance Company USA. Additionally, future policy benefits include liabilities for variable annuity guaranteed minimum benefits assumed from a former operating joint venture in Japan that are accounted for as insurance.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	June 30, 2015
	Account Value (1)	Account Value at Guarantee (1)
Guaranteed Minimum Crediting Rate	(In millions)
Life & Other
Greater than 0% but less than 2%	$99	$99
Equal to 2% but less than 4%	$12,235	$5,176
Equal to or greater than 4%	$10,638	$6,361
Annuities
Greater than 0% but less than 2%	$3,242	$2,814
Equal to 2% but less than 4%	$31,489	$26,140
Equal to or greater than 4%	$2,421	$2,379
__________________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At June 30, 2015, excess interest reserves were $115 million and $339 million for Life & Other and Annuities, respectively.

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	June 30, 2015
	Account Value (1)	Account Value at Guarantee (1)
Guaranteed Minimum Crediting Rate	(In millions)
Greater than 0% but less than 2%	$4,879	$4,879
Equal to 2% but less than 4%	$2,080	$2,058
Equal to or greater than 4%	$668	$642
__________________

(1)	These amounts are not adjusted for policy loans.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	June 30, 2015
	Account Value (2)	Account Value at Guarantee (2)
Guaranteed Minimum Crediting Rate (1)	(In millions)
Annuities
Greater than 0% but less than 2%	$19,715	$3,179
Equal to 2% but less than 4%	$1,061	$259
Equal to or greater than 4%	$2	$2
Life & Other
Greater than 0% but less than 2%	$5,933	$5,603
Equal to 2% but less than 4%	$17,493	$7,870
Equal to or greater than 4%	$265	$—
__________________

(1)
Excludes negative VOBA liabilities of $1.4 billion at June 30, 2015, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities associated with the acquisition of American Life and DelAm (collectively, “ALICO”). These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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
Variable Annuity Guarantees
We issue, directly and through assumed business, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, as well as Note 3 of the Interim Condensed Consolidated Financial Statements for additional information.
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of certain guaranteed minimum withdrawal benefits (“GMWBs”), and the portions of both guaranteed minimum income benefits (“GMIBs”) and non-life contingent GMWBs that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits (“GMABs”), and the portions of both non-life contingent GMWBs and GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.
The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Americas
GMDB	$768	$710	$—	$—
GMIB	2,113	1,993	(1,428)	(1,278)
GMAB	—	—	(2)	2
GMWB	115	104	16	38
Asia
GMDB	29	29	—	—
GMAB	—	—	23	22
GMWB	96	91	127	129
EMEA
GMDB	2	2	—	—
GMAB	—	—	25	23
GMWB	27	26	(94)	(61)
Corporate & Other
GMDB	11	17	—	—
GMAB	—	—	9	23
GMWB	89	74	764	949
Total	$3,250	$3,046	$(560)	$(153)
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $269 million and $299 million at June 30, 2015 and December 31, 2014, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

The sections below provide further detail by total contract account value for certain of our most popular guarantees. Total contract account values include amounts not reported in the consolidated balance sheets from assumed business, contractholder-directed investments which do not qualify for presentation as separate account assets, and amounts included in our general account. The total contract account values and the net amounts at risk include direct and assumed business, but exclude offsets from hedging or ceded reinsurance, if any.
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at June 30, 2015:

	Total Contract Account Value (1)
	Americas	Asia & EMEA	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$105,469	$11,040	$11,948
Annual step-up	30,150	—	—
Roll-up and step-up combination	39,103	—	—
Total	$174,722	$11,040	$11,948
__________________

(1)	Total contract account value excludes $2.1 billion for contracts with no GMDBs.
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
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total contract account values at June 30, 2015:

	Total Contract Account Value (1)
	Americas	Asia & EMEA	Corporate & Other
	(In millions)
GMIB	$96,842	$—	$—
GMWB - non-life contingent (2)	6,334	2,816	2,860
GMWB - life-contingent	22,103	5,004	7,923
GMAB	558	1,503	1,165
	$125,837	$9,323	$11,948
__________________

(1)	Total contract account value excludes $51.0 billion for contracts with no living benefit guarantees.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total contract account value of $930 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total contract account values, by their guaranteed payout basis, at June 30, 2015:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$35,136
7-year setback, 1.5% interest rate	5,984
10-year setback, 1.5% interest rate	19,683
10-year mortality projection, 10-year setback, 1.0% interest rate	31,563
10-year mortality projection, 10-year setback, 0.5% interest rate	4,476
$96,842
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.
Additionally, 33% of the GMIB total contract account value has been invested in managed volatility funds as of June 30, 2015. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIB are required to invest in these funds.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of June 30, 2015, only 13% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of seven years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $1,821 million at June 30, 2015, of which $1,697 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at June 30, 2015:

	In-the- Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30% +	$1,545	1.6%
	20% to 30%	1,172	1.2%
	10% to 20%	2,529	2.6%
	0% to 10%	5,001	5.2%
		10,247
Out-of-the-money	-10% to 0%	8,666	8.9%
	-20% to -10%	18,808	19.5%
	-20% +	59,121	61.0%
		86,595
Total GMIBs		$96,842

Derivatives Hedging Variable Annuity Guarantees
In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various OTC and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	June 30, 2015			December 31, 2014
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$23,293	$1,616	$756	$22,794	$1,881	$834
	Interest rate futures	2,998	9	12	2,707	3	9
	Interest rate options	25,260	707	53	36,510	908	26
Foreign currency exchange rate	Foreign currency forwards	2,018	1	81	2,241	1	137
	Foreign currency futures	228	1	—	522	2	—
Equity market	Equity futures	6,333	46	15	6,065	65	2
	Equity options	41,576	1,438	1,104	37,427	1,422	1,035
	Variance swaps	24,826	286	719	24,598	196	639
	Total rate of return swaps	3,558	77	3	3,297	22	101
	Total	$130,090	$4,181	$2,743	$136,161	$4,500	$2,783
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $12.8 billion and $14.0 billion at June 30, 2015 and December 31, 2014, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash held in the closed block; and (iv) cash committed for preferred stock redemption.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $227.6 billion and $237.4 billion at June 30, 2015 and December 31, 2014, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, in regulatory custodial accounts or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; (v) investments pledged in support of funding agreements, derivatives and short sale agreements; and (vi) cash committed for preferred stock redemption.
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
For information regarding restrictions on payment of dividends and stock repurchases, see “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2014 Annual Report, as amended or supplemented by the information under the similarly named section in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
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

	Six Months Ended June 30,
	2015	2014
	(In millions)
Sources:
Operating activities, net	$6,888	$6,921
Changes in payables for collateral under securities loaned and other transactions, net	205	2,891
Long-term debt issued	1,492	1,000
Preferred stock issuance	1,485	—
Other, net	52	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	21
Total sources	10,122	10,833
Uses:
Investing activities, net	6,760	6,700
Changes in policyholder account balances, net	1,939	774
Short-term debt repayments, net	—	75
Long-term debt repaid	1,020	2,484
Collateral financing arrangements repaid	32	—
Treasury stock acquired in connection with share repurchases	1,000	4
Repurchase of preferred stock	905	—
Preferred stock repurchase premium	27	—
Dividends on preferred stock	61	61
Dividends on common stock	814	706
Other, net	—	221
Effect of change in foreign currency exchange rates on cash and cash equivalents	298	—
Total uses	12,856	11,025
Net increase (decrease) in cash and cash equivalents	$(2,734)	$(192)
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
Preferred Stock
In June 2015, MetLife, Inc. issued 1,500,000 shares of 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate proceeds of $1.5 billion. See “— Liquidity and Capital Uses — Preferred Stock Repurchase,” and Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Common Stock
During the six months ended June 30, 2015 and 2014, MetLife, Inc. issued 5,002,977 and 4,621,866 new shares of its common stock for $196 million and $173 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the six months ended June 30, 2015 and 2014, we issued $8.2 billion and $5.8 billion, respectively, and repaid $7.7 billion and $5.8 billion, respectively, under funding agreements with certain regional FHLBs. At June 30, 2015 and December 31, 2014, total obligations outstanding under these funding agreements were $15.5 billion and $15.0 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the six months ended June 30, 2015 and 2014, we issued $24.7 billion and $24.4 billion, respectively, and repaid $25.7 billion and $24.1 billion, respectively, under such funding agreements. At June 30, 2015 and December 31, 2014, total obligations outstanding under these funding agreements were $32.8 billion and $33.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. There were no issuances or repayments under such funding agreements during the six months ended June 30, 2015 and 2014. At both June 30, 2015 and December 31, 2014, total obligations outstanding under these funding agreements were $2.8 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Debt Issuances
In March 2015, MetLife, Inc. issued $1.5 billion of senior notes for general corporate purposes, which included repayment of certain senior notes due in 2015. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Credit and Committed Facilities
 At June 30, 2015, we maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $12.2 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2015, we had outstanding $427 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.6 billion at June 30, 2015.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At June 30, 2015, $6.7 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding against these facilities. Remaining availability was $2.7 billion at June 30, 2015.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	June 30, 2015	December 31, 2014
	(In millions)
Short-term debt	$100	$100
Long-term debt (1)	$16,636	$16,135
Collateral financing arrangements	$4,164	$4,196
Junior subordinated debt securities	$3,193	$3,193
__________________

(1)
Excludes $134 million and $151 million at June 30, 2015 and December 31, 2014, respectively, of long-term debt relating to CSEs — FVO (see Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements).

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at June 30, 2015.
Dispositions
Cash proceeds from dispositions during the six months ended June 30, 2015 and 2014 were $0 and $714 million, respectively.

Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” the following additional information is provided regarding our primary uses of liquidity and capital:
Preferred Stock Repurchase
In June 2015, MetLife, Inc. conducted a tender offer for up to 59,850,000 of its 60,000,000 shares of 6.500% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares”), at a purchase price of $25 per Series B preferred share, plus an amount equal to accrued, unpaid and undeclared dividends from, and including, June 15, 2015 to, but excluding, June 29, 2015, the settlement date of the tender offer. In June 2015, MetLife, Inc. also delivered a notice of redemption to the holders of the Series B preferred shares, pursuant to which it would redeem any Series B preferred shares not purchased by it in the tender offer at a redemption price of $25 per Series B preferred share, without any payment for accrued, unpaid and undeclared dividends on the Series B preferred shares from, and including, June 15, 2015 to, but excluding July 1, 2015, the redemption date. On June 29, 2015, MetLife, Inc. repurchased and canceled 37,192,413 Series B preferred shares in the tender offer for $932 million in cash, resulting in a remaining liability of $570 million, which was included in other liabilities at June 30, 2015. On July 1, 2015, MetLife, Inc. redeemed and canceled the remaining 22,807,587 Series B preferred shares not tendered in the tender offer for an aggregate redemption price of $570 million in cash. In connection with the tender offer and redemption, MetLife, Inc. recognized a preferred stock repurchase premium of $42 million (calculated as the difference between the carrying value of the Series B preferred shares and the total amount paid by MetLife, Inc. to the holders of the Series B preferred shares in connection with the tender offer and redemption), which was recorded as a reduction to retained earnings at June 30, 2015. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
During the six months ended June 30, 2015 and 2014, MetLife, Inc. repurchased 20,176,185 shares and 80,662 shares of common stock in the open market purchases for $1.0 billion and $4 million, respectively.
At June 30, 2015, MetLife, Inc. had $261 million remaining under its common stock repurchase authorization. Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock was as follows for the six months ended June 30, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
May 15, 2015	May 31, 2015	June 15, 2015	$0.256	$7	$0.406	$24
March 5, 2015	February 28, 2015	March 16, 2015	$0.250	6	$0.406	24
				$13		$48

May 15, 2014	May 31, 2014	June 16, 2014	$0.256	$7	$0.406	$24
March 5, 2014	February 28, 2014	March 17, 2014	$0.250	6	$0.406	24
				$13		$48

Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and Series B preferred shares. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the Series C preferred shares.
Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the six months ended June 30, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
April 28, 2015	May 11, 2015	June 12, 2015	$0.375	$420
January 6, 2015	February 6, 2015	March 13, 2015	$0.350	394
				$814

April 22, 2014	May 9, 2014	June 13, 2014	$0.350	$395
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	311
				$706
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. On July 7, 2015, the MetLife, Inc. Board of Directors declared a third quarter 2015 common stock dividend of $0.375 per share, payable on September 11, 2015 to shareholders of record as of August 7, 2015. The Company estimates that the aggregate dividend payment will be $420 million.
Dividend Restrictions
The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve as a result of MetLife, Inc.’s designation as a non-bank SIFI. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” included in the 2014 Annual Report, as supplemented by discussions of regulatory developments in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — Regulation as a Non-Bank SIFI.” In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2014 Annual Report, as amended or supplemented by the information under the similarly named section in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Debt Repayments
In June 2015, MetLife, Inc. repaid at maturity its $1.0 billion 5.0% senior notes.
In June 2015, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $32 million in aggregate principal amount of its surplus notes. See Note 13 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2015 and 2014, general account surrenders and withdrawals from annuity products were $1.8 billion and $2.1 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $135 million at June 30, 2015 of funding agreements and other capital market products that could be put back to the Company after a period of 90 days.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2015 and December 31, 2014, we were obligated to return cash collateral pledged to the Company of $4.9 billion and $4.6 billion, respectively. At June 30, 2015 and December 31, 2014, we had pledged cash collateral of $427 million and $391 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would have required $5 million of additional collateral be provided to our counterparties as of June 30, 2015. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $30.5 billion and $30.8 billion at June 30, 2015 and December 31, 2014, respectively. Of these amounts, $10.6 billion and $10.7 billion at June 30, 2015 and December 31, 2014, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2015 was $10.3 billion, over 99% of which were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See “— Investments — Securities Lending” for further information.

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
Acquisitions
During the six months ended June 30, 2015 and 2014, there were $0 and $249 million cash outflows for acquisitions, respectively.
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”

Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a non-bank SIFI and G-SII, see “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” included in the 2014 Annual Report, as supplemented by discussions of regulatory developments in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — Regulation as a Non-Bank SIFI,” as well as “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” and “— The Company — Liquidity and Capital Uses — Preferred Stock Repurchase” for information regarding MetLife, Inc.’s common and preferred stock repurchases, respectively.
Liquid Assets
At June 30, 2015 and December 31, 2014, MetLife, Inc. and other MetLife holding companies had $6.2 billion and $6.1 billion, respectively, in liquid assets. Of these amounts, $5.6 billion and $5.4 billion were held by MetLife, Inc. and $646 million and $681 million were held by other MetLife holding companies, at June 30, 2015 and December 31, 2014, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; (iii) investments pledged in support of derivatives; and (iv) cash committed for preferred stock redemption.
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

The table below sets forth the dividends permitted to be paid in 2015 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the six months ended June 30, 2015:

	2015
Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$600	$1,200
American Life Insurance Company	$—	$—
MetLife Insurance Company USA	$500	$3,056
Metropolitan Property and Casualty Insurance Company	$—	$239
Metropolitan Tower Life Insurance Company	$—	$102
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
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both June 30, 2015 and December 31, 2014.
Preferred Stock
For information on MetLife, Inc.’s preferred stock issuance, see “— The Company — Liquidity and Capital Sources — Global Funding Sources — Preferred Stock.”
Debt Issuances
For information on MetLife, Inc.’s unaffiliated debt issuances and other borrowings, see “— The Company — Liquidity and Capital Sources — Global Funding Sources — Debt Issuances.”
Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for information about MetLife, Inc.’s unsecured credit facility.

MetLife, Inc. maintains a committed facility with a capacity of $470 million. At June 30, 2015, MetLife, Inc. had outstanding $470 million in letters of credit and no drawdowns against this facility. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $11.7 billion at June 30, 2015. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2015	December 31, 2014
	(In millions)
Long-term debt — unaffiliated	$15,820	$15,317
Long-term debt — affiliated	$3,600	$3,600
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments, committed facilities and our credit facility contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at June 30, 2015.
Dispositions
During each of the six months ended June 30, 2015 and 2014, there were no cash proceeds from dispositions.
Liquidity and Capital Uses
The primary uses of liquidity of MetLife, Inc. include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, common and preferred stock repurchases, payment of general operating expenses and acquisitions. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable MetLife, Inc. to make payments on debt, pay cash dividends on its common and preferred stock, contribute capital to its subsidiaries, repurchase its common and preferred stock, pay all general operating expenses and meet its cash needs.
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses,” the following additional information is provided regarding MetLife, Inc.’s primary uses of liquidity and capital:
Affiliated Capital Transactions
During the six months ended June 30, 2015 and 2014, MetLife, Inc. invested an aggregate of $176 million and $222 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $1.5 billion and $1.7 billion at June 30, 2015 and December 31, 2014, respectively.
In June 2015, MetLife Ireland Treasury Limited made a loan payment of the Chilean peso equivalent of $231 million to MetLife, Inc. The loan bears interest at a fixed rate of 8.5%, payable annually. At June 30, 2015, the remaining balance on the loan was $254 million.
In May 2015, American Life issued a $150 million short-term note to MetLife, Inc. which was repaid in June 2015. The short-term note bore interest at six-month LIBOR plus 1.00%.
In April 2015, American Life issued a $150 million short-term note to MetLife, Inc. which was repaid in May 2015. The short-term note bore interest at six-month LIBOR plus 0.875%.

Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See “— The Company — Liquidity and Capital Uses — Support Agreements.”
Acquisitions
During each of the six months ended June 30, 2015 and 2014, there were no cash outflows from MetLife, Inc. for acquisitions.
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
We believe the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses, operating earnings, and operating earnings available to common shareholders should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses, income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”
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

•	Asymmetrical and non-economic accounting for insurance contracts refers to Inflation and Pass Through Adjustments as noted above within the definition of operating expenses.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2014 Annual Report; (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015; and (iii) Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2014 Annual Report, MLIC received approximately 4,636 asbestos-related claims in 2014. During the six months ended June 30, 2015 and 2014, MLIC received approximately 2,022 and 2,569 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2015.

Regulatory Matters
New York Licensing Inquiry
The Company entered into a consent order with the Department of Financial Services to resolve its inquiry into whether American Life and DelAm conducted business in New York without a license and whether representatives acting on behalf of those companies solicited, sold or negotiated insurance products in New York without a license. The Company entered into a deferred prosecution agreement with the District Attorney, New York County, regarding the same conduct. Pursuant to these agreements, in the first quarter of 2014, the Company paid $50 million to the Department of Financial Services and $10 million to the District Attorney, New York County. The Department of Financial Services consent order allowed certain activities in New York related to American Life and other entities to continue through June 30, 2015. On July 2, 2015, New York Insurance Law Section 2117 was amended to allow certain activities to take place in New York that relate to a policy or contract of group life, group annuity, or group accident and health insurance where the policyholder or proposed policyholder is a multinational entity resident outside the United States. The Company is continuing to cooperate with the New York State Office of the Attorney General Taxpayer Protection Bureau as to its inquiry concerning American Life’s and DelAm’s New York State tax filings.
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that MLIC violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MetLife Investors USA Insurance Company, New England Life Insurance Company, MetLife Insurance Company of Connecticut and General American Life Insurance Company, respectively. On June 16, 2015, the West Virginia Supreme Court of Appeals reversed the Circuit Court’s order that had granted defendants’ motions to dismiss the actions and remanded them to the Circuit Court for further proceedings. The defendants intend to defend these actions vigorously.
Total Control Accounts Litigation
Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010); and Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011)
These putative class action lawsuits, which have been consolidated, raise breach of contract claims arising from MLIC’s use of the total control accounts to pay life insurance benefits under the Federal Employees’ Group Life Insurance program. On March 8, 2013, the court granted MLIC’s motion for summary judgment. On June 12, 2015, the United States Court of Appeals for the Ninth Circuit affirmed the order granting summary judgment to MLIC.
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

Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2014 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. There have been no other material changes to our risk factors from the risk factors previously disclosed in the 2014 Annual Report, as amended or supplemented by such information in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2015 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2015	285,712	$50.60	282,901	$260,735,204
May 1 — May 31, 2015	4,320	$53.01	—	$260,735,204
June 1 — June 30, 2015	11,671	$52.60	—	$260,735,204
__________________

(1)
During the periods April 1 through April 30, 2015, May 1 through May 31, 2015 and June 1 through June 30, 2015, separate account index funds purchased 2,811 shares, 4,320 shares and 11,671 shares, respectively, of common stock on the open market in nondiscretionary transactions. Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc. other than through a publicly announced plan or program.

(2)
On April 22, 2008, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of common stock repurchases, which were completed in January 2015. On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized an additional $1.0 billion of common stock repurchases under which purchases commenced in January 2015. At June 30, 2015, MetLife, Inc. had $261 million remaining under the December 2014 authorization. Under the April 2008 and December 2014 authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Future common stock repurchases will be dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2014 Annual Report, as amended or supplemented by the information under the similarly named section in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

Item 5. Other Information
The MetLife, Inc. Board of Directors has scheduled the 2016 annual meeting of shareholders (the “2016 Meeting”) for June 14, 2016 at a time of day and location to be determined at a later time.
An otherwise-eligible MetLife, Inc. shareholder must submit any proposal the shareholder wishes MetLife, Inc. to include in its proxy materials for the 2016 Meeting under Rule 14a-8 under the Exchange Act by January 15, 2016. The shareholder must also satisfy all other requirements for such inclusion under that rule.
MetLife, Inc.’s By-Laws (the “By-Laws”) allow shareholders to bring director nominations or present other business at an annual meeting of shareholders without requesting that the nomination or business be included in MetLife, Inc.’s proxy materials. The deadline for shareholders to provide notice to MetLife, Inc. of the intent to do so with respect to the 2016 Meeting is February 15, 2016, which is 120 days before the date of that meeting. A shareholder must also satisfy all of the other requirements in the By-Laws in order to bring director nominations or present other business at the 2016 Meeting. A copy of the By-Laws is available at www.metlife.com/corporategovernance.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc., its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife, Inc.’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.'s Current Report on Form 8-K dated April 30, 2015).

3.8
Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8‑K dated May 28, 2015).

4.1
Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1	Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Peter M. Carlson
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 6, 2015

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc., its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife, Inc.’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.'s Current Report on Form 8-K dated April 30, 2015).

3.8
Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8‑K dated May 28, 2015).

4.1
Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1	Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E - 1