Form 10-Q
period 2015-09-30
METLIFE INC
filed 2015-11-05
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
At October 30, 2015, 1,111,626,481 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2015 (Unaudited) and December 31, 2014 and for the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited))	3
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	8
	Note 3 — Insurance	17
	Note 4 — Closed Block	18
	Note 5 — Investments	20
	Note 6 — Derivatives	36
	Note 7 — Fair Value	52
	Note 8 — Long-term Debt	81
	Note 9 — Equity	81
	Note 10 — Other Expenses	87
	Note 11 — Employee Benefit Plans	87
	Note 12 — Income Tax	88
	Note 13 — Earnings Per Common Share	89
	Note 14 — Contingencies, Commitments and Guarantees	90
	Note 15 — Subsequent Events	97
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	98
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	180
Item 4.	Controls and Procedures	181

Part II — Other Information
Item 1.	Legal Proceedings	182
Item 1A.	Risk Factors	185
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	186
Item 5.	Other Information	188
Item 6.	Exhibits	189

Signatures		190

Exhibit Index		E - 1

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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $329,203 and $334,780, respectively; includes $4,293 and $4,266, respectively, relating to variable interest entities)	$351,578	$365,425
Equity securities available-for-sale, at estimated fair value (cost: $3,096 and $3,076, respectively)	3,399	3,631
Fair value option and trading securities, at estimated fair value (includes $696 and $704, respectively, of actively traded securities; and $14 and $60, respectively, relating to variable interest entities)	15,361	16,689
Mortgage loans (net of valuation allowances of $311 and $305, respectively; includes $290 and $280, respectively, at estimated fair value, relating to variable interest entities; includes $315 and $308, respectively, under the fair value option)	63,553	60,118
Policy loans (includes $4 and $3, respectively, relating to variable interest entities)	11,549	11,618
Real estate and real estate joint ventures (includes $0 and $8, respectively, relating to variable interest entities; includes $905 and $172, respectively, of real estate held-for-sale)	9,923	10,525
Other limited partnership interests (includes $27 and $34, respectively, relating to variable interest entities)	7,901	8,085
Short-term investments, principally at estimated fair value (includes $26 and $20, respectively, relating to variable interest entities)	14,957	8,621
Other invested assets, principally at estimated fair value (includes $43 and $56, respectively, relating to variable interest entities)	23,356	21,283
Total investments	501,577	505,995
Cash and cash equivalents, principally at estimated fair value (includes $48 and $57, respectively, relating to variable interest entities)	10,216	10,808
Accrued investment income (includes $26 and $21, respectively, relating to variable interest entities)	4,187	4,120
Premiums, reinsurance and other receivables (includes $21 and $21, respectively, relating to variable interest entities)	25,808	22,244
Deferred policy acquisition costs and value of business acquired (includes $230 and $235, respectively, relating to variable interest entities)	23,996	24,442
Goodwill	9,546	9,872
Other assets (includes $146 and $134, respectively, relating to variable interest entities)	7,881	7,862
Separate account assets (includes $1,056 and $1,128, respectively, relating to variable interest entities)	299,249	316,994
Total assets	$882,460	$902,337
Liabilities and Equity
Liabilities
Future policy benefits (includes $670 and $579, respectively, relating to variable interest entities)	$190,754	$189,586
Policyholder account balances (includes $21 and $33, respectively, relating to variable interest entities)	202,291	209,294
Other policy-related balances (includes $225 and $198, respectively, relating to variable interest entities)	14,521	14,422
Policyholder dividends payable	716	684
Policyholder dividend obligation	2,309	3,155
Payables for collateral under securities loaned and other transactions	37,991	35,326
Short-term debt	100	100
Long-term debt (includes $162 and $151, respectively, at estimated fair value, relating to variable interest entities)	16,755	16,286
Collateral financing arrangements	4,152	4,196
Junior subordinated debt securities	3,194	3,193
Current income tax payable	21	184
Deferred income tax liability	11,363	11,821
Other liabilities (includes $71 and $80, respectively, relating to variable interest entities)	27,977	24,437
Separate account liabilities (includes $1,056 and $1,128, respectively, relating to variable interest entities)	299,249	316,994
Total liabilities	811,393	829,678
Contingencies, Commitments and Guarantees (Note 14)
Redeemable noncontrolling interests in partially-owned consolidated subsidiaries	79	99
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,159,310,431 and 1,153,998,144 shares issued, respectively; 1,114,764,365 and 1,131,927,894 shares outstanding, respectively	12	12
Additional paid-in capital	30,726	30,543
Retained earnings	35,153	32,020
Treasury stock, at cost; 44,546,066 and 22,070,250 shares, respectively	(2,279)	(1,172)
Accumulated other comprehensive income (loss)	6,891	10,649
Total MetLife, Inc.’s stockholders’ equity	70,503	72,053
Noncontrolling interests	485	507
Total equity	70,988	72,560
Total liabilities and equity	$882,460	$902,337
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Premiums	$10,375	$9,703	$28,940	$28,795
Universal life and investment-type product policy fees	2,346	2,628	7,174	7,507
Net investment income	3,959	5,410	14,367	15,704
Other revenues	484	518	1,497	1,486
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(43)	(17)	(51)	(40)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	16	(14)	4	(16)
Other net investment gains (losses)	409	140	582	(371)
Total net investment gains (losses)	382	109	535	(427)
Net derivative gains (losses)	485	478	394	1,132
Total revenues	18,031	18,846	52,907	54,197
Expenses
Policyholder benefits and claims	10,334	9,512	28,943	28,824
Interest credited to policyholder account balances	647	1,817	3,940	4,995
Policyholder dividends	354	347	1,024	1,047
Other expenses	4,533	4,218	12,665	12,603
Total expenses	15,868	15,894	46,572	47,469
Income (loss) from continuing operations before provision for income tax	2,163	2,952	6,335	6,728
Provision for income tax expense (benefit)	965	858	1,855	1,916
Income (loss) from continuing operations, net of income tax	1,198	2,094	4,480	4,812
Income (loss) from discontinued operations, net of income tax	—	—	—	(3)
Net income (loss)	1,198	2,094	4,480	4,809
Less: Net income (loss) attributable to noncontrolling interests	(5)	—	4	21
Net income (loss) attributable to MetLife, Inc.	1,203	2,094	4,476	4,788
Less: Preferred stock dividends	6	30	67	91
Preferred stock repurchase premium	—	—	42	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,197	$2,064	$4,367	$4,697
Comprehensive income (loss)	$1,653	$1,972	$760	$10,682
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	2	(56)	42	6
Comprehensive income (loss) attributable to MetLife, Inc.	$1,651	$2,028	$718	$10,676

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.07	$1.83	$3.90	$4.17
Diluted	$1.06	$1.81	$3.86	$4.12
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.07	$1.83	$3.90	$4.17
Diluted	$1.06	$1.81	$3.86	$4.12
Cash dividends declared per common share	$0.375	$0.350	$1.100	$0.975
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2014	$1	$12	$30,543	$32,020	$(1,172)	$10,649	$72,053	$507	$72,560
Repurchase of preferred stock	(1)		(1,459)				(1,460)		(1,460)
Preferred stock repurchase premium				(42)			(42)		(42)
Preferred stock issuance	—		1,483				1,483		1,483
Treasury stock acquired in connection with share repurchases					(1,107)		(1,107)		(1,107)
Stock-based compensation			159				159		159
Dividends on preferred stock				(67)			(67)		(67)
Dividends on common stock				(1,234)			(1,234)		(1,234)
Change in equity of noncontrolling interests							—	(64)	(64)
Net income (loss)				4,476			4,476	4	4,480
Other comprehensive income (loss), net of income tax						(3,758)	(3,758)	38	(3,720)
Balance at September 30, 2015	$—	$12	$30,726	$35,153	$(2,279)	$6,891	$70,503	$485	$70,988

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2013	$1	$11	$29,277	$27,332	$(172)	$5,104	$61,553	$543	$62,096
Treasury stock acquired in connection with share repurchases					(443)		(443)		(443)
Stock-based compensation			211				211		211
Dividends on preferred stock				(91)			(91)		(91)
Dividends on common stock				(1,101)			(1,101)		(1,101)
Change in equity of noncontrolling interests							—	(55)	(55)
Net income (loss)				4,788			4,788	21	4,809
Other comprehensive income (loss), net of income tax						5,888	5,888	(15)	5,873
Balance at September 30, 2014	$1	$11	$29,488	$30,928	$(615)	$10,992	$70,805	$494	$71,299
__________________

(1)
Net income (loss) attributable to noncontrolling interests excludes losses of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of less than $1 million at both September 30, 2015 and 2014.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$9,527	$10,950
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	109,308	85,187
Equity securities	478	455
Mortgage loans	9,775	10,917
Real estate and real estate joint ventures	1,644	532
Other limited partnership interests	859	555
Purchases of:
Fixed maturity securities	(105,128)	(94,085)
Equity securities	(431)	(455)
Mortgage loans	(13,814)	(11,772)
Real estate and real estate joint ventures	(977)	(1,382)
Other limited partnership interests	(935)	(1,338)
Cash received in connection with freestanding derivatives	2,376	977
Cash paid in connection with freestanding derivatives	(2,887)	(2,530)
Cash received under repurchase agreements (Note 5)	199	—
Cash paid under reverse repurchase agreements (Note 5)	(199)	—
Sales of businesses, net of cash and cash equivalents disposed of $0 and $262, respectively	—	452
Purchases of investments in insurance joint ventures	—	(277)
Net change in policy loans	10	(19)
Net change in short-term investments	(6,644)	1,496
Net change in other invested assets	(350)	(251)
Other, net	(191)	(131)
Net cash provided by (used in) investing activities	(6,907)	(11,669)
Cash flows from financing activities
Policyholder account balances:
Deposits	69,383	73,855
Withdrawals	(72,940)	(71,301)
Net change in payables for collateral under securities loaned and other transactions	2,664	3,481
Net change in short-term debt	—	(75)
Long-term debt issued	1,578	1,000
Long-term debt repaid	(1,078)	(2,802)
Collateral financing arrangements repaid	(44)	—
Cash received (paid) in connection with collateral financing arrangements	6	—
Treasury stock acquired in connection with share repurchases	(1,107)	(443)
Preferred stock issued, net of issuance costs	1,483	—
Repurchase of preferred stock	(1,460)	—
Preferred stock repurchase premium	(42)	—
Dividends on preferred stock	(67)	(91)
Dividends on common stock	(1,234)	(1,101)
Other, net	6	(546)
Net cash provided by (used in) financing activities	(2,852)	1,977
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(360)	(60)
Change in cash and cash equivalents	(592)	1,198
Cash and cash equivalents, beginning of period	10,808	7,585
Cash and cash equivalents, end of period	$10,216	$8,783
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$836	$841
Income tax	$904	$413
Non-cash transactions:
Fixed maturity securities received in connection with pension closeout transactions	$903	$—
Deconsolidation of MetLife Core Property Fund:
Reduction of redeemable noncontrolling interests	$—	$774
Reduction of long-term debt	$—	$413
Reduction of real estate and real estate joint ventures	$—	$1,132
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
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of August 31, 2015 and November 30, 2014 and the operating results of such subsidiaries for the three months and nine months ended August 31, 2015 and 2014.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on short-duration insurance contracts (Accounting Standards Update (“ASU”) 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts). The amendments in this new guidance are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including information on: (i) reconciling from the claim development table to the balance sheet liability, (ii) methodologies and judgments in estimating claims, and (iii) the timing, and frequency of claims. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In February 2015, the FASB issued certain amendments to the consolidation analysis to improve consolidation guidance for legal entities (ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in this ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years and should be applied retrospectively. In July 2015, the FASB voted to defer the effective date of this ASU by one year, effective for fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.
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
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the (i) measurement of segment operating earnings, which included revising the Company’s capital allocation methodology, and (ii) the realignment of consumer direct business. Consequently, prior period results for the three months and nine months ended September 30, 2014 were impacted as follows:

•	Retail’s operating earnings increased (decreased) by $86 million and $135 million, net of ($111) million and ($200) million of income tax expense (benefit), respectively;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased (decreased) by $4 million and $10 million, net of ($2) million and $2 million of income tax expense (benefit), respectively;

•	Corporate Benefit Funding’s operating earnings increased (decreased) by ($13) million and ($39) million, net of ($10) million and ($32) million of income tax expense (benefit), respectively;

•	Latin America’s operating earnings increased (decreased) by ($30) million and ($79) million, net of ($16) million and ($46) million of income tax expense (benefit), respectively;

•	Asia’s operating earnings increased (decreased) by $4 million and $14 million, net of $3 million and $5 million of income tax expense (benefit), respectively;

•	EMEA’s operating earnings increased (decreased) by ($18) million and ($56) million, net of ($13) million and ($31) million of income tax expense (benefit), respectively; and

•	Corporate & Other’s operating earnings increased (decreased) by ($33) million and $15 million, net of $149 million and $302 million of income tax expense (benefit), respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Three Months Ended September 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,806	$4,092	$1,555	$668	$8,121	$1,736	$501	$18	$10,376	$(1)	$10,375
Universal life and investment-type product policy fees	1,229	188	55	261	1,733	382	106	26	2,247	99	2,346
Net investment income	1,930	485	1,391	279	4,085	670	82	12	4,849	(890)	3,959
Other revenues	241	113	70	11	435	26	11	23	495	(11)	484
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	382	382
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	485	485
Total revenues	5,206	4,878	3,071	1,219	14,374	2,814	700	79	17,967	64	18,031
Expenses
Policyholder benefits and claims and policyholder dividends	2,607	3,805	2,154	630	9,196	1,331	233	20	10,780	(92)	10,688
Interest credited to policyholder account balances	550	39	295	88	972	327	27	5	1,331	(684)	647
Capitalization of DAC	(266)	(41)	(1)	(105)	(413)	(435)	(107)	—	(955)	—	(955)
Amortization of DAC and VOBA	432	40	6	57	535	309	127	—	971	160	1,131
Amortization of negative VOBA	—	—	—	—	—	(77)	(5)	—	(82)	(8)	(90)
Interest expense on debt	(1)	—	1	—	—	—	—	294	294	8	302
Other expenses	1,197	666	113	410	2,386	896	352	492	4,126	19	4,145
Total expenses	4,519	4,509	2,568	1,080	12,676	2,351	627	811	16,465	(597)	15,868
Provision for income tax expense (benefit)	164	131	177	(37)	435	125	7	224	791	174	965
Operating earnings	$523	$238	$326	$176	$1,263	$338	$66	$(956)	711
Adjustments to:
Total revenues									64
Total expenses									597
Provision for income tax (expense) benefit									(174)
Income (loss) from continuing operations, net of income tax									$1,198		$1,198

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Three Months Ended September 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,869	$4,010	$451	$812	$7,142	$1,939	$581	$23	$9,685	$18	$9,703
Universal life and investment-type product policy fees	1,311	180	60	328	1,879	487	127	29	2,522	106	2,628
Net investment income	1,965	475	1,464	317	4,221	738	109	125	5,193	217	5,410
Other revenues	275	103	71	7	456	27	22	13	518	—	518
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	109	109
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	478	478
Total revenues	5,420	4,768	2,046	1,464	13,698	3,191	839	190	17,918	928	18,846
Expenses
Policyholder benefits and claims and policyholder dividends	2,555	3,729	1,033	735	8,052	1,535	252	15	9,854	5	9,859
Interest credited to policyholder account balances	567	38	279	97	981	394	43	8	1,426	391	1,817
Capitalization of DAC	(239)	(37)	(11)	(112)	(399)	(507)	(165)	—	(1,071)	—	(1,071)
Amortization of DAC and VOBA	335	38	5	102	480	367	152	—	999	55	1,054
Amortization of negative VOBA	—	—	—	—	—	(89)	(7)	—	(96)	(11)	(107)
Interest expense on debt	(1)	—	2	—	1	—	—	291	292	3	295
Other expenses	1,163	634	133	450	2,380	1,027	463	133	4,003	44	4,047
Total expenses	4,380	4,402	1,441	1,272	11,495	2,727	738	447	15,407	487	15,894
Provision for income tax expense (benefit)	255	125	210	70	660	154	23	(181)	656	202	858
Operating earnings	$785	$241	$395	$122	$1,543	$310	$78	$(76)	1,855
Adjustments to:
Total revenues									928
Total expenses									(487)
Provision for income tax (expense) benefit									(202)
Income (loss) from continuing operations, net of income tax									$2,094		$2,094

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Nine Months Ended September 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,302	$12,313	$2,292	$2,150	$22,057	$5,297	$1,534	$54	$28,942	$(2)	$28,940
Universal life and investment-type product policy fees	3,717	559	168	856	5,300	1,179	322	75	6,876	298	7,174
Net investment income	5,913	1,444	4,347	780	12,484	2,033	249	250	15,016	(649)	14,367
Other revenues	755	340	218	28	1,341	82	40	62	1,525	(28)	1,497
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	535	535
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	394	394
Total revenues	15,687	14,656	7,025	3,814	41,182	8,591	2,145	441	52,359	548	52,907
Expenses
Policyholder benefits and claims and policyholder dividends	7,429	11,445	4,078	1,955	24,907	4,046	737	40	29,730	237	29,967
Interest credited to policyholder account balances	1,643	114	882	263	2,902	992	91	19	4,004	(64)	3,940
Capitalization of DAC	(770)	(113)	(11)	(316)	(1,210)	(1,268)	(372)	—	(2,850)	—	(2,850)
Amortization of DAC and VOBA	1,207	120	17	221	1,565	971	388	1	2,925	128	3,053
Amortization of negative VOBA	—	—	—	(1)	(1)	(241)	(13)	—	(255)	(27)	(282)
Interest expense on debt	(2)	—	3	—	1	—	—	897	898	10	908
Other expenses	3,593	2,011	367	1,254	7,225	2,669	1,103	811	11,808	28	11,836
Total expenses	13,100	13,577	5,336	3,376	35,389	7,169	1,934	1,768	46,260	312	46,572
Provision for income tax expense (benefit)	721	382	588	15	1,706	332	25	(139)	1,924	(69)	1,855
Operating earnings	$1,866	$697	$1,101	$423	$4,087	$1,090	$186	$(1,188)	4,175
Adjustments to:
Total revenues									548
Total expenses									(312)
Provision for income tax (expense) benefit									69
Income (loss) from continuing operations, net of income tax									$4,480		$4,480

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
	Americas
Nine Months Ended September 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,405	$12,050	$1,438	$2,293	$21,186	$5,742	$1,762	$65	$28,755	$40	$28,795
Universal life and investment-type product policy fees	3,814	538	172	956	5,480	1,276	353	96	7,205	302	7,507
Net investment income	5,906	1,396	4,259	915	12,476	2,162	328	407	15,373	331	15,704
Other revenues	785	314	214	23	1,336	78	49	39	1,502	(16)	1,486
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(427)	(427)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	1,132	1,132
Total revenues	15,910	14,298	6,083	4,187	40,478	9,258	2,492	607	52,835	1,362	54,197
Expenses
Policyholder benefits and claims and policyholder dividends	7,400	11,299	3,194	2,100	23,993	4,357	784	57	29,191	680	29,871
Interest credited to policyholder account balances	1,683	117	844	295	2,939	1,175	112	26	4,252	743	4,995
Capitalization of DAC	(722)	(107)	(30)	(320)	(1,179)	(1,458)	(511)	—	(3,148)	(1)	(3,149)
Amortization of DAC and VOBA	1,142	109	15	265	1,531	1,067	476	—	3,074	100	3,174
Amortization of negative VOBA	—	—	—	(1)	(1)	(275)	(22)	—	(298)	(35)	(333)
Interest expense on debt	(1)	—	6	—	5	—	—	880	885	34	919
Other expenses	3,486	1,900	377	1,322	7,085	2,995	1,383	470	11,933	59	11,992
Total expenses	12,988	13,318	4,406	3,661	34,373	7,861	2,222	1,433	45,889	1,580	47,469
Provision for income tax expense (benefit)	824	340	579	110	1,853	430	49	(454)	1,878	38	1,916
Operating earnings	$2,098	$640	$1,098	$416	$4,252	$967	$221	$(372)	5,068
Adjustments to:
Total revenues									1,362
Total expenses									(1,580)
Provision for income tax (expense) benefit									(38)
Income (loss) from continuing operations, net of income tax									$4,812		$4,812

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2015	December 31, 2014
	(In millions)
Retail	$347,126	$359,188
Group, Voluntary & Worksite Benefits	47,443	46,483
Corporate Benefit Funding	227,297	228,543
Latin America	64,949	72,259
Asia	112,456	117,894
EMEA	27,698	29,217
Corporate & Other	55,491	48,753
Total	$882,460	$902,337
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	September 30, 2015		December 31, 2014
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuities
Total contract account value (2)	$179,887	$90,852	$196,595	$99,000
Separate account value	$149,829	$87,417	$163,566	$95,963
Net amount at risk (2)	$11,374	$2,909	$4,230	$1,770
Average attained age of contractholders	66 years	66 years	65 years	65 years
Two Tier and Other Annuities
Account value	N/A	$1,621	N/A	$1,040
Net amount at risk	N/A	$444	N/A	$340
Average attained age of contractholders	N/A	53 years	N/A	50 years

	September 30, 2015		December 31, 2014
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$16,994	$3,490	$16,875	$3,587
Net amount at risk	$177,022	$19,360	$180,069	$20,344
Average attained age of policyholders	57 years	62 years	56 years	61 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed business of certain variable annuity products from the Company’s former operating joint venture in Japan.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2015	December 31, 2014
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,280	$41,667
Other policy-related balances	275	265
Policyholder dividends payable	498	461
Policyholder dividend obligation	2,309	3,155
Current income tax payable	29	1
Other liabilities	474	646
Total closed block liabilities	44,865	46,195
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,739	29,199
Equity securities available-for-sale, at estimated fair value	94	91
Mortgage loans	6,122	6,076
Policy loans	4,641	4,646
Real estate and real estate joint ventures	601	666
Other invested assets	1,203	1,065
Total investments	40,400	41,743
Cash and cash equivalents	266	227
Accrued investment income	484	477
Premiums, reinsurance and other receivables	106	67
Deferred income tax assets	286	289
Total assets designated to the closed block	41,542	42,803
Excess of closed block liabilities over assets designated to the closed block	3,323	3,392
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	1,712	2,291
Unrealized gains (losses) on derivatives, net of income tax	63	28
Allocated to policyholder dividend obligation, net of income tax	(1,501)	(2,051)
Total amounts included in AOCI	274	268
Maximum future earnings to be recognized from closed block assets and liabilities	$3,597	$3,660
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$3,155	$1,771
Change in unrealized investment and derivative gains (losses)	(846)	1,384
Balance, end of period	$2,309	$3,155

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Revenues
Premiums	$447	$461	$1,334	$1,380
Net investment income	487	516	1,500	1,568
Net investment gains (losses)	(9)	—	(8)	8
Net derivative gains (losses)	13	17	25	13
Total revenues	938	994	2,851	2,969
Expenses
Policyholder benefits and claims	635	620	1,886	1,889
Policyholder dividends	273	255	757	731
Other expenses	36	39	109	118
Total expenses	944	914	2,752	2,738
Revenues, net of expenses before provision for income tax expense (benefit)	(6)	80	99	231
Provision for income tax expense (benefit)	(1)	28	36	81
Revenues, net of expenses and provision for income tax expense (benefit)	$(5)	$52	$63	$150
MLIC charges the closed block with federal income taxes, state and local premium taxes and other state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan of Reorganization. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

	September 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$95,156	$7,525	$1,717	$7	$100,957	$96,235	$10,343	$624	$—	$105,954
Foreign corporate	56,545	3,465	1,606	—	58,404	57,695	4,651	664	7	61,675
U.S. Treasury and agency	53,624	6,216	169	—	59,671	54,654	6,892	30	—	61,516
Foreign government	45,346	5,361	184	—	50,523	47,327	5,500	161	—	52,666
RMBS	38,696	1,720	288	78	40,050	38,064	2,102	214	106	39,846
State and political subdivision	13,678	1,863	53	9	15,479	12,922	2,291	26	—	15,187
CMBS (1)	12,001	437	77	(1)	12,362	13,762	615	46	(1)	14,332
ABS	14,157	162	181	6	14,132	14,121	240	112	—	14,249
Total fixed maturity securities	$329,203	$26,749	$4,275	$99	$351,578	$334,780	$32,634	$1,877	$112	$365,425
Equity securities
Common stock	$2,040	$375	$99	$—	$2,316	$1,990	$554	$28	$—	$2,516
Non-redeemable preferred stock	1,056	75	48	—	1,083	1,086	68	39	—	1,115
Total equity securities	$3,096	$450	$147	$—	$3,399	$3,076	$622	$67	$—	$3,631
__________________

(1)
The noncredit loss component of other-than-temporary-impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both September 30, 2015 and December 31, 2014, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $77 million and $64 million with unrealized gains (losses) of $28 million and $28 million at September 30, 2015 and December 31, 2014, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$13,401	$72,334	$70,970	$107,644	$64,854	$329,203
Estimated fair value	$13,476	$75,724	$74,741	$121,093	$66,544	$351,578
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

	September 30, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$23,232	$1,323	$3,027	$401	$11,389	$331	$4,658	$293
Foreign corporate	14,386	1,043	3,343	563	9,410	505	2,074	166
U.S. Treasury and agency	3,180	167	303	2	8,927	12	1,314	18
Foreign government	2,881	118	433	66	1,085	80	630	81
RMBS	6,431	179	2,077	187	4,180	92	2,534	228
State and political subdivision	1,415	43	100	19	83	1	297	25
CMBS	2,401	46	600	30	1,268	23	934	22
ABS	5,772	116	2,240	71	4,456	57	1,440	55
Total fixed maturity securities	$59,698	$3,035	$12,123	$1,339	$40,798	$1,101	$13,881	$888
Equity securities
Common stock	$292	$98	$9	$1	$111	$28	$1	$—
Non-redeemable preferred stock	89	3	183	45	67	2	192	37
Total equity securities	$381	$101	$192	$46	$178	$30	$193	$37
Total number of securities in an unrealized loss position	5,256		1,275		3,153		1,435
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities and equity securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2015. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $2.4 billion during the nine months ended September 30, 2015 to $4.4 billion. The increase in gross unrealized losses for the nine months ended September 30, 2015 was primarily attributable to widening credit spreads, and to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At September 30, 2015, $295 million of the total $4.4 billion of gross unrealized losses were from 62 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $295 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $217 million, or 74%, were related to gross unrealized losses on 34 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Below Investment Grade Fixed Maturity Securities
Of the $295 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $78 million, or 26%, were related to gross unrealized losses on 28 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and foreign and U.S. corporate securities (primarily utility industry securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security; and evaluates foreign and U.S. corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities increased $80 million during the nine months ended September 30, 2015 to $147 million. Of the $147 million, $31 million were from eight securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $31 million, 58% were from securities rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock securities.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$41,619	65.5%	$41,088	68.3%
Agricultural	12,771	20.1	12,378	20.6
Residential	8,955	14.1	6,369	10.6
Subtotal (1)	63,345	99.7	59,835	99.5
Valuation allowances	(311)	(0.5)	(305)	(0.5)
Subtotal mortgage loans, net	63,034	99.2	59,530	99.0
Residential — fair value option (“FVO”)	315	0.5	308	0.5
Commercial mortgage loans held by CSEs — FVO	204	0.3	280	0.5
Total mortgage loans, net	$63,553	100.0%	$60,118	100.0%
__________________

(1)
Purchases of mortgage loans were $1.0 billion and $3.2 billion for the three months and nine months ended September 30, 2015, respectively. Purchases of mortgage loans were $2.1 billion and $3.5 billion for the three months and nine months ended September 30, 2014, respectively.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential — FVO and commercial mortgage loans held by CSEs — FVO is presented in Note 7. The Company elects the FVO for certain mortgage loans and related long-term debt that are managed on a total return basis.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2015
Commercial	$7	$7	$7	$76	$76	$41,536	$208	$76
Agricultural	50	47	3	12	12	12,712	38	56
Residential	—	—	—	118	109	8,846	55	109
Total	$57	$54	$10	$206	$197	$63,094	$301	$241
December 31, 2014
Commercial	$75	$75	$24	$101	$100	$40,913	$200	$151
Agricultural	51	48	2	14	13	12,317	37	59
Residential	—	—	—	40	37	6,332	42	37
Total	$126	$123	$26	$155	$150	$59,562	$279	$247
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $118 million, $62 million and $96 million, respectively, for the three months ended September 30, 2015; and $144 million, $62 million and $72 million, respectively, for the nine months ended September 30, 2015.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $302 million, $69 million and $17 million, respectively, for the three months ended September 30, 2014; and $405 million, $84 million and $15 million, respectively, for the nine months ended September 30, 2014.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2015				2014
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$224	$39	$42	$305	$258	$44	$20	$322
Provision (release)	3	2	27	32	(8)	(5)	25	12
Charge-offs, net of recoveries	(12)	—	(14)	(26)	(23)	(1)	(3)	(27)
Balance, end of period	$215	$41	$55	$311	$227	$38	$42	$307

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
September 30, 2015
Loan-to-value ratios
Less than 65%	$34,881	$1,034	$527	$36,442	87.6%	$37,984	88.0%
65% to 75%	3,997	217	68	4,282	10.3	4,296	10.0
76% to 80%	47	—	8	55	0.1	55	0.1
Greater than 80%	356	258	226	840	2.0	838	1.9
Total	$39,281	$1,509	$829	$41,619	100.0%	$43,173	100.0%
December 31, 2014
Loan-to-value ratios
Less than 65%	$33,933	$1,105	$1,101	$36,139	88.0%	$38,166	88.4%
65% to 75%	3,306	405	87	3,798	9.2	3,873	9.0
76% to 80%	130	—	15	145	0.4	153	0.3
Greater than 80%	562	281	163	1,006	2.4	987	2.3
Total	$37,931	$1,791	$1,366	$41,088	100.0%	$43,179	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$12,093	94.7%	$11,743	94.9%
65% to 75%	588	4.6	533	4.3
76% to 80%	22	0.2	17	0.1
Greater than 80%	68	0.5	85	0.7
Total	$12,771	100.0%	$12,378	100.0%
The estimated fair value of agricultural mortgage loans was $13.2 billion and $12.8 billion at September 30, 2015 and December 31, 2014, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$8,696	97.1%	$6,196	97.3%
Nonperforming	259	2.9	173	2.7
Total	$8,955	100.0%	$6,369	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The estimated fair value of residential mortgage loans was $9.2 billion and $6.6 billion at September 30, 2015 and December 31, 2014, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2015 and December 31, 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In millions)
Commercial	$9	$10	$7	$75
Agricultural	109	1	46	41
Residential	259	173	248	163
Total	$377	$184	$301	$279
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During both the three months and nine months ended September 30, 2015 and 2014, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.0 billion and $4.5 billion at September 30, 2015 and December 31, 2014, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2015	December 31, 2014
	(In millions)
Fixed maturity securities	$22,105	$30,367
Fixed maturity securities with noncredit OTTI losses in AOCI	(99)	(112)
Total fixed maturity securities	22,006	30,255
Equity securities	372	608
Derivatives	2,145	1,761
Other	287	149
Subtotal	24,810	32,773
Amounts allocated from:
Future policy benefits	(183)	(2,886)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	(4)
DAC, VOBA and DSI	(1,456)	(1,946)
Policyholder dividend obligation	(2,309)	(3,155)
Subtotal	(3,948)	(7,991)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	26	42
Deferred income tax benefit (expense)	(7,210)	(8,556)
Net unrealized investment gains (losses)	13,678	16,268
Net unrealized investment gains (losses) attributable to noncontrolling interests	(44)	(33)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$13,634	$16,235
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$(112)	$(218)
Noncredit OTTI losses and subsequent changes recognized	(4)	17
Securities sold with previous noncredit OTTI loss	107	53
Subsequent changes in estimated fair value	(90)	36
Balance, end of period	$(99)	$(112)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2015
(In millions)
Balance, beginning of period	$16,235
Fixed maturity securities on which noncredit OTTI losses have been recognized	13
Unrealized investment gains (losses) during the period	(7,976)
Unrealized investment gains (losses) relating to:
Future policy benefits	2,703
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	4
DAC, VOBA and DSI	490
Policyholder dividend obligation	846
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(16)
Deferred income tax benefit (expense)	1,346
Net unrealized investment gains (losses)	13,645
Net unrealized investment gains (losses) attributable to noncontrolling interests	(11)
Balance, end of period	$13,634
Change in net unrealized investment gains (losses)	$(2,590)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	(11)
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(2,601)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $20.9 billion and $20.3 billion at September 30, 2015 and December 31, 2014, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $25.9 billion and $25.5 billion at September 30, 2015 and December 31, 2014, respectively.
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
Elements of the securities lending program are presented below at:

	September 30, 2015	December 31, 2014
	(In millions)
Securities on loan: (1)
Amortized cost	$27,147	$26,989
Estimated fair value	$29,848	$30,269
Cash collateral on deposit from counterparties (2)	$30,384	$30,826
Security collateral on deposit from counterparties (3)	$175	$83
Reinvestment portfolio — estimated fair value	$30,560	$31,314
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

(1)
Included within fixed maturity securities and short-term investments. At September 30, 2015, both amortized cost and estimated fair value also include $227 million, at estimated fair value, of securities which are not reflected in the consolidated financial statements.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$10,199	$11,215	$5,398	$435	$27,247	89.7%
Agency RMBS	—	986	658	—	1,644	5.4
Foreign government	2	979	216	—	1,197	3.9
U.S. corporate	10	285	—	—	295	1.0
Foreign corporate	1	—	—	—	1	—
Total	$10,212	$13,465	$6,272	$435	$30,384	100.0%

	December 31, 2014
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$10,371	$10,423	$5,239	$—	$26,033	84.5%
Agency RMBS	—	482	2,572	—	3,054	9.9
Foreign government	30	1,034	81	—	1,145	3.7
U.S. corporate	125	182	—	—	307	1.0
Foreign corporate	175	112	—	—	287	0.9
Total	$10,701	$12,233	$7,892	$—	$30,826	100.0%
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2015 was $10.0 billion, over 99% of which were U.S. Treasury and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. Treasury and agency, agency RMBS, ABS, U.S. and foreign corporate securities and non-agency RMBS) with over 60% invested in U.S. Treasury and agency securities, agency RMBS, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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
The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $524 million and $512 million, respectively, at September 30, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected in the consolidated financial statements. The amount of borrowed securities which were re-pledged was $227 million, at estimated fair value, at September 30, 2015.
The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at September 30, 2015 were both $499 million. After the effect of offsetting of $499 million, the net amount presented in the consolidated balance sheet at September 30, 2015 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows. At September 30, 2015, all $499 million of payables from repurchase agreements had a remaining tenor of one to three months and were loans of U.S. and foreign corporate securities.
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

	September 30, 2015	December 31, 2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$9,146	$9,437
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	10,285	10,069
Invested assets pledged as collateral (1)	24,646	25,996
Total invested assets on deposit, held in trust and pledged as collateral	$44,077	$45,502
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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2015 and December 31, 2014. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2015		December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,399	$—	$3,471	$—
Operating joint venture (2)	2,445	2,045	2,405	1,999
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	219	74	297	155
Investments:
Mortgage loans	86	86	—	—
Other invested assets	46	—	59	—
FVO and trading securities	—	—	45	—
Other limited partnership interests	29	—	37	—
Real estate joint ventures	—	—	9	15
Total	$6,224	$2,205	$6,323	$2,169
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

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $126 million and $123 million at estimated fair value at September 30, 2015 and December 31, 2014, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $8 million and $10 million for the three months and nine months ended September 30, 2015, respectively, and $3 million and $34 million for the three months and nine months ended September 30, 2014, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$66,544	$66,544	$68,427	$68,427
U.S. and foreign corporate	3,324	3,324	3,829	3,829
Other limited partnership interests	6,004	8,162	6,250	8,402
Other invested assets	1,587	2,007	1,720	2,050
FVO and trading securities	577	577	565	565
Real estate joint ventures	72	90	100	125
Mortgage loans	34	34	51	51
Equity securities AFS:
Non-redeemable preferred stock	39	39	41	41
Total	$78,181	$80,777	$80,983	$83,490
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $188 million and $212 million at September 30, 2015 and December 31, 2014, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 14, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the nine months ended September 30, 2015 and 2014.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$3,525	$3,695	$10,738	$11,106
Equity securities	36	31	102	98
FVO and trading securities — Actively Traded and FVO general account securities (1)	(35)	14	4	95
Mortgage loans	786	775	2,317	2,192
Policy loans	147	158	450	473
Real estate and real estate joint ventures	233	245	767	724
Other limited partnership interests	216	299	681	834
Cash, cash equivalents and short-term investments	29	42	101	130
Operating joint ventures	(1)	2	15	5
Other	28	60	180	136
Subtotal	4,964	5,321	15,355	15,793
Less: Investment expenses	308	298	923	873
Subtotal, net	4,656	5,023	14,432	14,920
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	(701)	379	(79)	739
FVO CSEs — interest income:
Commercial mortgage loans	4	8	13	44
Securities	—	—	1	1
Subtotal	(697)	387	(65)	784
Net investment income	$3,959	$5,410	$14,367	$15,704
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Actively Traded and FVO general account securities	$(39)	$(18)	$(45)	$7
FVO contractholder-directed unit-linked investments	$(833)	$248	$(600)	$329
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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(17)	$—	$(20)	$(7)
Transportation	—	—	—	(2)
Industrial	(3)	—	(5)	—
Total U.S. and foreign corporate securities	(20)	—	(25)	(9)
RMBS	(1)	(18)	(16)	(27)
ABS	—	—	—	(7)
CMBS	—	(13)	—	(13)
State and political subdivision	(6)	—	(6)	—
OTTI losses on fixed maturity securities recognized in earnings	(27)	(31)	(47)	(56)
Fixed maturity securities — net gains (losses) on sales and disposals	115	184	383	349
Total gains (losses) on fixed maturity securities	88	153	336	293
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(1)	—	(1)	(23)
Common stock	(6)	(1)	(15)	(12)
OTTI losses on equity securities recognized in earnings	(7)	(1)	(16)	(35)
Equity securities — net gains (losses) on sales and disposals	14	15	39	99
Total gains (losses) on equity securities	7	14	23	64
FVO and trading securities — FVO general account securities	—	—	—	8
Mortgage loans	(26)	(30)	(78)	(25)
Real estate and real estate joint ventures	263	86	257	150
Other limited partnership interests	(59)	(14)	(52)	(52)
Other investment portfolio gains (losses)	18	(20)	14	(26)
Subtotal — investment portfolio gains (losses)	291	189	500	412
FVO CSEs:
Commercial mortgage loans	(4)	1	(6)	(14)
Long-term debt — related to commercial mortgage loans	1	3	3	21
Long-term debt — related to securities	—	(1)	—	(1)
Non-investment portfolio gains (losses) (1)	94	(83)	38	(845)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	91	(80)	35	(839)
Total net investment gains (losses)	$382	$109	$535	$(427)
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

(1)
There were no non-investment portfolio gains (losses) for the three months ended September 30, 2014 related to the disposition of MetLife Assurance Limited (“MAL”). Non-investment portfolio gains (losses) for the nine months ended September 30, 2014 includes a loss of $633 million related to the disposition of MAL. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $53 million and ($29) million for the three months and nine months ended September 30, 2015, respectively, and ($118) million and ($225) million for the three months and nine months ended September 30, 2014, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended September 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$27,264	$20,105	$55	$96
Gross investment gains	$371	$297	$20	$21
Gross investment losses	(256)	(113)	(6)	(6)
OTTI losses	(27)	(31)	(7)	(1)
Net investment gains (losses)	$88	$153	$7	$14

	Nine Months Ended September 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$86,590	$62,096	$211	$523
Gross investment gains	$1,047	$787	$54	$108
Gross investment losses	(664)	(438)	(15)	(9)
OTTI losses	(47)	(56)	(16)	(35)
Net investment gains (losses)	$336	$293	$23	$64

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Balance, beginning of period	$280	$359	$357	$378
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	1	2	1
Additional impairments — credit loss OTTI on securities previously impaired	1	15	14	23
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(22)	(11)	(113)	(31)
Securities impaired to net present value of expected future cash flows	—	—	—	(7)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	—	(2)	—
Balance, end of period	$258	$364	$258	$364
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2015			December 31, 2014
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,922	$2,294	$19	$6,044	$2,064	$21
Foreign currency swaps	Foreign currency exchange rate	3,116	87	230	2,708	65	100
Foreign currency forwards	Foreign currency exchange rate	2,085	—	38	2,335	—	291
Subtotal		11,123	2,381	287	11,087	2,129	412
Cash flow hedges:
Interest rate swaps	Interest rate	2,488	557	—	2,560	528	—
Interest rate forwards	Interest rate	105	26	—	225	63	—
Foreign currency swaps	Foreign currency exchange rate	21,612	1,141	1,748	18,325	563	930
Subtotal		24,205	1,724	1,748	21,110	1,154	930
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	3,866	78	7	4,097	295	11
Currency options	Foreign currency exchange rate	6,769	293	12	6,419	415	—
Subtotal		10,635	371	19	10,516	710	11
Total qualifying hedges		45,963	4,476	2,054	42,713	3,993	1,353
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	89,232	5,305	2,518	93,266	4,570	2,051
Interest rate floors	Interest rate	27,337	395	93	55,645	440	199
Interest rate caps	Interest rate	54,018	75	2	49,128	145	1
Interest rate futures	Interest rate	3,874	3	9	2,707	4	9
Interest rate options	Interest rate	35,336	1,623	20	48,078	1,241	75
Synthetic GICs	Interest rate	4,223	—	—	4,298	—	—
Foreign currency swaps	Foreign currency exchange rate	11,062	669	465	11,041	447	385
Foreign currency forwards	Foreign currency exchange rate	12,158	220	230	13,206	127	791
Currency futures	Foreign currency exchange rate	2,495	1	1	522	2	—
Currency options	Foreign currency exchange rate	9,443	502	229	8,324	585	340
Credit default swaps — purchased	Credit	2,274	27	34	2,830	8	34
Credit default swaps — written	Credit	10,458	58	11	10,527	181	6
Equity futures	Equity market	6,748	23	82	6,073	65	2
Equity index options	Equity market	46,447	1,681	920	39,345	1,426	1,036
Equity variance swaps	Equity market	24,872	209	682	24,598	196	639
TRRs	Equity market	3,847	248	4	3,297	22	101
Total non-designated or non-qualifying derivatives		343,824	11,039	5,300	372,885	9,459	5,669
Total		$389,787	$15,515	$7,354	$415,598	$13,452	$7,022
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2015 and December 31, 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Derivatives and hedging gains (losses) (1)	$2,318	$543	$1,433	$1,077
Embedded derivatives gains (losses)	(1,833)	(65)	(1,039)	55
Total net derivative gains (losses)	$485	$478	$394	$1,132
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$55	$44	$158	$111
Interest credited to policyholder account balances	6	24	21	88
Other expenses	(2)	(1)	(4)	(2)
Non-qualifying hedges:
Net investment income	(1)	(1)	(3)	(3)
Net derivative gains (losses)	256	282	757	650
Policyholder benefits and claims	4	74	12	10
Total	$318	$422	$941	$854

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2015
Interest rate derivatives	$1,157	$—	$17
Foreign currency exchange rate derivatives	364	—	—
Credit derivatives — purchased	16	3	—
Credit derivatives — written	(77)	(1)	—
Equity derivatives	747	(1)	340
Total	$2,207	$1	$357
Three Months Ended September 30, 2014
Interest rate derivatives	$13	$—	$3
Foreign currency exchange rate derivatives	211	—	—
Credit derivatives — purchased	5	1	—
Credit derivatives — written	(32)	—	—
Equity derivatives	160	(1)	12
Total	$357	$—	$15
Nine Months Ended September 30, 2015
Interest rate derivatives	$250	$—	$10
Foreign currency exchange rate derivatives	443	—	—
Credit derivatives — purchased	9	3	—
Credit derivatives — written	(108)	—	—
Equity derivatives	99	(8)	214
Total	$693	$(5)	$224
Nine Months Ended September 30, 2014
Interest rate derivatives	$616	$—	$25
Foreign currency exchange rate derivatives	199	—	—
Credit derivatives — purchased	(1)	1	—
Credit derivatives — written	(19)	—	—
Equity derivatives	(446)	(13)	(145)
Total	$349	$(12)	$(120)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(4)	$3	$(1)
	Policyholder liabilities (1)	289	(290)	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	6	(3)	3
	Foreign-denominated policyholder account balances (2)	(47)	46	(1)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	49	(45)	4
Total		$293	$(289)	$4
Three Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$9	$(8)	$1
	Policyholder liabilities (1)	43	(44)	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	12	(12)	—
	Foreign-denominated policyholder account balances (2)	(134)	129	(5)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(49)	45	(4)
Total		$(119)	$110	$(9)
Nine Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(5)	$8	$3
	Policyholder liabilities (1)	120	(126)	(6)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(6)	7
	Foreign-denominated policyholder account balances (2)	(186)	179	(7)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(49)	45	(4)
Total		$(107)	$100	$(7)
Nine Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$7	$(5)	$2
	Policyholder liabilities (1)	389	(379)	10
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(5)	—
	Foreign-denominated policyholder account balances (2)	(160)	158	(2)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(33)	31	(2)
Total		$208	$(200)	$8
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and nine months ended September 30, 2015, ($4) million and ($9) million, respectively, of the change in estimated fair value of derivatives was excluded from the assessment of hedge effectiveness. For the three months and nine months ended September 30, 2014, ($2) million and $3 million, respectively, of the change in estimated fair value of derivatives was excluded from the assessment of hedge effectiveness.

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were ($3) million for the three months ended September 30, 2015. For the nine months ended September 30, 2015, the amounts reclassified from AOCI into net derivative gains (losses) were not significant. These amounts were ($11) million and ($15) million for the three months and nine months ended September 30, 2014, respectively.
At both September 30, 2015 and December 31, 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At September 30, 2015 and December 31, 2014, the balance in AOCI associated with cash flow hedges was $2.1 billion and $1.8 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended September 30, 2015
Interest rate swaps	$211	$40	$3	$—	$1
Interest rate forwards	7	1	1	1	—
Foreign currency swaps	(116)	(286)	—	—	4
Credit forwards	—	1	—	—	—
Total	$102	$(244)	$4	$1	$5
Three Months Ended September 30, 2014
Interest rate swaps	$96	$1	$3	$—	$6
Interest rate forwards	9	(10)	—	1	(1)
Foreign currency swaps	13	(466)	(1)	—	2
Credit forwards	—	—	1	—	—
Total	$118	$(475)	$3	$1	$7
Nine Months Ended September 30, 2015
Interest rate swaps	$116	$52	$9	$—	$3
Interest rate forwards	2	5	3	2	—
Foreign currency swaps	(224)	(563)	(1)	1	6
Credit forwards	—	1	1	—	—
Total	$(106)	$(505)	$12	$3	$9
Nine Months Ended September 30, 2014
Interest rate swaps	$458	$28	$7	$—	$6
Interest rate forwards	61	(8)	2	2	—
Foreign currency swaps	95	(368)	(2)	1	1
Credit forwards	—	—	1	—	—
Total	$614	$(348)	$8	$3	$7
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2015, ($106) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended September 30, 2015
Foreign currency forwards	$88
Currency options	(18)
Total	$70
Three Months Ended September 30, 2014
Foreign currency forwards	$227
Currency options	163
Total	$390
Nine Months Ended September 30, 2015
Foreign currency forwards	$244
Currency options	(61)
Total	$183
Nine Months Ended September 30, 2014
Foreign currency forwards	$148
Currency options	(75)
Total	$73
__________________

(1)
During both the three months and nine months ended September 30, 2015, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings. In May 2014, the Company sold its interest in MAL (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report), which was a hedged item in a net investment hedging relationship. As a result, during the nine months ended September 30, 2014, the Company released losses of $77 million from AOCI into earnings upon the sale. During the three months ended September 30, 2014, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At September 30, 2015 and December 31, 2014, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $1.1 billion and $940 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $10.5 billion at both September 30, 2015 and December 31, 2014. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2015 and December 31, 2014, the Company would have received $47 million and $175 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$7	$690	2.5	$10	$677	2.4
Credit default swaps referencing indices	2	1,610	3.2	10	1,700	2.6
Subtotal	9	2,300	3.0	20	2,377	2.6
Baa
Single name credit default swaps (corporate)	12	1,434	2.7	23	1,591	2.8
Credit default swaps referencing indices	26	5,939	5.0	94	5,774	4.7
Subtotal	38	7,373	4.5	117	7,365	4.3
Ba
Single name credit default swaps (corporate)	1	60	2.2	—	60	3.0
Credit default swaps referencing indices	(1)	100	1.2	(1)	100	2.0
Subtotal	—	160	1.6	(1)	160	2.4
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	625	5.1	39	625	4.9
Subtotal	—	625	5.1	39	625	4.9
Total	$47	$10,458	4.2	$175	$10,527	3.9
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $10.5 billion and $10.5 billion from the table above were $345 million and $75 million at September 30, 2015 and December 31, 2014, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $20 million and $15 million in gross notional amount and ($1) million and $1 million in estimated fair value at September 30, 2015 and December 31, 2014, respectively.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2015		December 31, 2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (6)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$14,245	$6,008	$12,256	$6,017
OTC-cleared (1)	1,470	1,295	1,380	1,054
Exchange-traded	27	92	71	11
Total gross estimated fair value of derivatives (1)	15,742	7,395	13,707	7,082
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	15,742	7,395	13,707	7,082
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,682)	(4,682)	(4,082)	(4,082)
OTC-cleared	(1,225)	(1,225)	(989)	(989)
Exchange-traded	(2)	(2)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(7,151)	(4)	(4,153)	(133)
OTC-cleared	(244)	(63)	(386)	(62)
Exchange-traded	—	(44)	—	(4)
Securities collateral: (5)
OTC-bilateral	(2,039)	(1,240)	(3,768)	(1,700)
OTC-cleared	—	—	—	(3)
Exchange-traded	—	(46)	—	(2)
Net amount after application of master netting agreements and collateral	$399	$89	$324	$102
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

(1)
At September 30, 2015 and December 31, 2014, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $227 million and $255 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $41 million and $60 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $0 and $263 million at September 30, 2015 and December 31, 2014, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2015 and December 31, 2014, the Company received excess cash collateral of $76 million and $87 million (including $0 and $36 million off-balance sheet cash collateral held in separate custodial accounts), respectively, and provided excess cash collateral of $175 million and $192 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2015, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2015 and December 31, 2014, the Company received excess securities collateral with an estimated fair value of $154 million and $395 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2015 and December 31, 2014, the Company provided excess securities collateral with an estimated fair value of $145 million and $117 million, respectively, for its OTC-bilateral derivatives, and $270 million and $199 million, respectively, for its OTC-cleared derivatives, and $161 million and $245 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
September 30, 2015
Derivatives subject to credit-contingent provisions	$1,154	$1,236	$1	$3	$3
Derivatives not subject to credit-contingent provisions	164	149	4	—	—
Total	$1,318	$1,385	$5	$3	$3
December 31, 2014
Derivatives subject to credit-contingent provisions	$1,832	$1,750	$131	$5	$7
Derivatives not subject to credit-contingent provisions	84	65	2	—	—
Total	$1,916	$1,815	$133	$5	$7
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2015	December 31, 2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$369	$324
Funds withheld on assumed reinsurance	Other invested assets	40	53
Options embedded in debt or equity securities	Investments	(269)	(217)
Net embedded derivatives within asset host contracts		$140	$160
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances and Future policy benefits	$570	$(1,126)
Assumed guaranteed minimum benefits	Policyholder account balances	1,016	973
Funds withheld on ceded reinsurance	Other liabilities	5	83
Other	Policyholder account balances	(14)	24
Net embedded derivatives within liability host contracts		$1,577	$(46)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net derivative gains (losses) (1)	$(1,833)	$(65)	$(1,039)	$55
Policyholder benefits and claims	$59	$32	$40	$55
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $253 million and $222 million for the three months and nine months ended September 30, 2015, respectively, and $5 million and ($3) million for the three months and nine months ended September 30, 2014, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	September 30, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$93,922	$7,035	$100,957
Foreign corporate	—	52,737	5,667	58,404
U.S. Treasury and agency	34,085	25,569	17	59,671
Foreign government	—	49,832	691	50,523
RMBS	32	34,538	5,480	40,050
State and political subdivision	—	15,433	46	15,479
CMBS	—	11,515	847	12,362
ABS	—	11,926	2,206	14,132
Total fixed maturity securities	34,117	295,472	21,989	351,578
Equity securities:
Common stock	1,347	843	126	2,316
Non-redeemable preferred stock	—	759	324	1,083
Total equity securities	1,347	1,602	450	3,399
FVO and trading securities:
Actively Traded securities	—	656	40	696
FVO general account securities	460	31	91	582
FVO contractholder-directed unit-linked investments	10,665	3,147	257	14,069
FVO securities held by CSEs	—	4	10	14
Total FVO and trading securities	11,125	3,838	398	15,361
Short-term investments (1)	3,634	9,006	1,313	13,953
Mortgage loans:
Residential mortgage loans — FVO	—	—	315	315
Commercial mortgage loans held by CSEs — FVO	—	204	—	204
Total mortgage loans	—	204	315	519
Other invested assets:
Other investments	167	—	—	167
Derivative assets: (2)
Interest rate	3	10,249	26	10,278
Foreign currency exchange rate	1	2,964	26	2,991
Credit	—	79	6	85
Equity market	23	1,753	385	2,161
Total derivative assets	27	15,045	443	15,515
Total other invested assets	194	15,045	443	15,682
Net embedded derivatives within asset host contracts (3)	—	—	409	409
Separate account assets (4)	76,074	221,493	1,682	299,249
Total assets	$126,491	$546,660	$26,999	$700,150
Liabilities
Derivative liabilities: (2)
Interest rate	$9	$2,651	$1	$2,661
Foreign currency exchange rate	1	2,788	171	2,960
Credit	—	43	2	45
Equity market	82	898	708	1,688
Total derivative liabilities	92	6,380	882	7,354
Net embedded derivatives within liability host contracts (3)	—	2	1,575	1,577
Long-term debt of CSEs — FVO	—	61	11	72
Trading liabilities (5)	164	34	2	200
Total liabilities	$256	$6,477	$2,470	$9,203

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At September 30, 2015 and December 31, 2014, debt and equity securities also included embedded derivatives of ($269) million and ($217) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 8% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2015.

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2015, transfers between Levels 1 and 2 were $264 million. For assets and liabilities measured at estimated fair value and still held at December 31, 2014, transfers between Levels 1 and 2 were $160 million.
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
Transfers into Level 3 for fixed maturity securities, equity securities, FVO and trading securities and separate account assets were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or credit spreads.
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

					September 30, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(50)	-	240	40	(40)	-	240	46	Decrease
	•	Market pricing	•	Quoted prices (5)	1	-	780	149	—	-	750	151	Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	119	98	31	-	126	99	Increase
Foreign government	•	Market pricing	•	Quoted prices (5)	81	-	197	113	92	-	189	106	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	22	-	165	93	22	-	120	97	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	15	-	112	101	15	-	110	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	66	-	106	100	56	-	106	102	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	293	-	583		278	-	297		Increase (12)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	5	-	330		62	-	2,430		Increase (12)
			•	Correlation (8)	—	-	—		40%	-	55%
Credit	•	Present value techniques	•	Credit spreads (9)	99	-	100		98	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	20%	-	35%		15%	-	27%		Increase (12)
			•	Correlation (8)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.28%		0%	-	0.28%		Decrease (13)
				Ages 41 - 60	0.01%	-	0.75%		0.04%	-	0.88%		Decrease (13)
				Ages 61 - 115	0.04%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	8.65%	-	33%		7.30%	-	33%		Increase (17)
			•	Nonperformance risk spread	(0.22)%	-	1.17%		(0.35)%	-	0.81%		Decrease (18)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)	The impact of a decrease in input would have the opposite impact on the estimated fair value. For embedded derivatives, changes are based on liability positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

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

(10)	At both September 30, 2015 and December 31, 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Three Months Ended September 30, 2015
Balance, beginning of period	$7,133	$6,387	$55	$1,336	$4,136	$55	$729	$2,153
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	2	—	4	32	—	—	—
Net investment gains (losses)	16	—	—	—	(3)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	(59)	(237)	—	(1)	(47)	1	8	(7)
Purchases (3)	694	261	—	17	1,583	20	165	796
Sales (3)	(301)	(50)	(1)	(17)	(262)	—	(39)	(117)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	552	147	18	11	359	—	2	—
Transfers out of Level 3 (4)	(1,007)	(843)	(55)	(659)	(318)	(30)	(18)	(619)
Balance, end of period	$7,035	$5,667	$17	$691	$5,480	$46	$847	$2,206
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$7	$3	$—	$4	$32	$—	$—	$1
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended September 30, 2015
Balance, beginning of period	$157	$332	$13	$88	$364	$10	$1,809	$345
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(9)	(7)	—	—	(2)
Net investment gains (losses)	8	(2)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	(11)	(3)	—	—	—	—	—	—
Purchases (3)	12	—	32	13	46	—	1,296	18
Sales (3)	(12)	(1)	—	(1)	(40)	—	(11)	(37)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(9)
Transfers into Level 3 (4)	—	—	—	—	80	—	5	—
Transfers out of Level 3 (4)	(28)	(2)	(5)	—	(186)	—	(1,786)	—
Balance, end of period	$126	$324	$40	$91	$257	$10	$1,313	$315
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$(9)	$(7)	$—	$—	$(2)
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Three Months Ended September 30, 2015
Balance, beginning of period	$18	$(76)	$9	$(323)	$841	$1,925	$(12)	$(4)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	24	—	—
Net derivative gains (losses)	1	(93)	(5)	—	(1,812)	—	—	—
Policyholder benefits and claims	—	—	—	—	59	—	—	—
OCI	7	—	—	—	(38)	—	—	—
Purchases (3)	—	—	—	—	—	95	—	(2)
Sales (3)	—	—	—	—	—	(93)	—	—
Issuances (3)	(1)	—	—	—	—	—	—	—
Settlements (3)	—	24	—	—	(216)	—	1	—
Transfers into Level 3 (4)	—	—	—	—	—	2	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(271)	—	4
Balance, end of period	$25	$(145)	$4	$(323)	$(1,166)	$1,682	$(11)	$(2)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$(99)	$(4)	$—	$(1,803)	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$60	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$7,369	$6,612	$320	$1,672	$3,945	$35	$595	$3,786
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	7	—	4	11	—	2	1
Net investment gains (losses)	(1)	(5)	—	—	—	—	(13)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	14	(179)	—	(32)	28	(1)	9	(5)
Purchases (3)	645	449	—	114	708	—	58	1,164
Sales (3)	(198)	(145)	—	(29)	(340)	(7)	(64)	(177)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	10	124	—	167	—	—	62	74
Transfers out of Level 3 (4)	(501)	(630)	(320)	(618)	(346)	(23)	(15)	(1,564)
Balance, end of period	$7,340	$6,233	$—	$1,278	$4,006	$4	$634	$3,279
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$7	$—	$4	$10	$—	$—	$1
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(13)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$186	$263	$20	$109	$571	$11	$246	$367
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(4)	(22)	—	1	4
Net investment gains (losses)	—	2	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	(37)	(5)	—	—	—	—	—	—
Purchases (3)	3	—	3	—	169	—	114	3
Sales (3)	(10)	(13)	(15)	(6)	(288)	—	(131)	(63)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(13)
Transfers into Level 3 (4)	1	—	—	—	89	1	—	—
Transfers out of Level 3 (4)	(42)	—	—	—	(31)	—	(75)	—
Balance, end of period	$101	$247	$8	$99	$488	$12	$155	$298
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$(16)	$—	$1	$4
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$36	$(3)	$17	$(395)	$1,020	$1,691	$(15)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	30	(1)	—
Net derivative gains (losses)	(9)	(68)	(8)	50	(58)	—	—	—
Policyholder benefits and claims	—	—	—	(3)	32	—	—	—
OCI	20	2	—	2	102	—	—	—
Purchases (3)	—	—	—	—	—	117	—	—
Sales (3)	—	—	—	—	—	(129)	—	—
Issuances (3)	(2)	—	(1)	—	—	1	—	—
Settlements (3)	2	15	—	—	(231)	—	1	—
Transfers into Level 3 (4)	—	—	—	—	—	219	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(38)	—	—
Balance, end of period	$47	$(54)	$8	$(346)	$865	$1,891	$(15)	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)	$—
Net derivative gains (losses)	$1	$(52)	$(8)	$50	$(65)	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$(3)	$31	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Nine Months Ended September 30, 2015
Balance, beginning of period	$6,942	$6,490	$—	$1,311	$4,383	$—	$765	$2,244
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	14	11	—	10	88	—	—	3
Net investment gains (losses)	33	4	—	—	(1)	—	—	(2)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	(301)	(458)	(1)	1	(40)	—	(3)	(25)
Purchases (3)	1,250	634	—	30	2,392	46	308	1,362
Sales (3)	(658)	(306)	(1)	(39)	(848)	—	(168)	(288)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	687	157	19	7	295	—	21	39
Transfers out of Level 3 (4)	(932)	(865)	—	(629)	(789)	—	(76)	(1,127)
Balance, end of period	$7,035	$5,667	$17	$691	$5,480	$46	$847	$2,206
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$13	$8	$—	$10	$88	$—	$—	$2
Net investment gains (losses)	$—	$—	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Nine Months Ended September 30, 2015
Balance, beginning of period	$95	$250	$5	$95	$455	$12	$336	$308
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(10)	(17)	—	1	18
Net investment gains (losses)	8	(1)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	(10)	(12)	—	—	—	—	—	—
Purchases (3)	54	3	35	14	81	—	1,313	114
Sales (3)	(19)	(15)	—	(8)	(121)	(1)	(28)	(100)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(25)
Transfers into Level 3 (4)	1	106	—	—	82	—	—	—
Transfers out of Level 3 (4)	(3)	(7)	—	—	(223)	(1)	(309)	—
Balance, end of period	$126	$324	$40	$91	$257	$10	$1,313	$315
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$(10)	$(15)	$—	$—	$18
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Nine Months Ended September 30, 2015
Balance, beginning of period	$63	$(68)	$12	$(307)	$430	$1,922	$(13)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	5	—	—
Net derivative gains (losses)	(8)	(118)	(8)	(30)	(1,004)	—	—	—
Policyholder benefits and claims	—	—	—	1	40	—	—	—
OCI	2	1	—	—	(19)	—	—	—
Purchases (3)	—	—	—	4	—	297	—	(2)
Sales (3)	—	—	—	—	—	(232)	—	—
Issuances (3)	(1)	—	—	—	—	—	—	—
Settlements (3)	(31)	40	—	9	(613)	(2)	2	—
Transfers into Level 3 (4)	—	—	—	—	—	3	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(311)	—	—
Balance, end of period	$25	$(145)	$4	$(323)	$(1,166)	$1,682	$(11)	$(2)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$(107)	$(6)	$(29)	$(1,016)	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$1	$43	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	Foreign Government	RMBS	State and Political Subdivision	CMBS	ABS
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$7,148	$6,704	$62	$2,235	$2,957	$10	$972	$4,210
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	16	—	106	34	—	2	6
Net investment gains (losses)	(6)	(8)	—	(4)	8	—	(14)	(39)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	276	277	—	(104)	96	—	(21)	56
Purchases (3)	1,213	893	—	265	1,278	—	133	2,369
Sales (3)	(746)	(516)	—	(160)	(443)	—	(270)	(793)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	261	281	—	189	146	4	73	37
Transfers out of Level 3 (4)	(813)	(1,414)	(62)	(1,249)	(70)	(10)	(241)	(2,567)
Balance, end of period	$7,340	$6,233	$—	$1,278	$4,006	$4	$634	$3,279
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$4	$15	$—	$7	$34	$—	$(1)	$2
Net investment gains (losses)	$(7)	$(2)	$—	$—	$(1)	$—	$(13)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		FVO and Trading Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Contractholder- directed Unit-linked Investments	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$177	$395	$12	$29	$603	$—	$254	$338
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	7	6	—	3	15
Net investment gains (losses)	13	4	—	—	—	—	(2)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—	—
OCI	(78)	6	—	—	—	—	(1)	—
Purchases (3)	28	—	8	—	290	—	126	49
Sales (3)	(40)	(58)	(7)	(6)	(449)	(2)	(205)	(78)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(26)
Transfers into Level 3 (4)	1	—	—	69	60	14	—	—
Transfers out of Level 3 (4)	—	(100)	(5)	—	(22)	—	(20)	—
Balance, end of period	$101	$247	$8	$99	$488	$12	$155	$298
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$11	$—	$—	$1	$15
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$13	$(11)	$29	$(317)	$1,258	$1,465	$(28)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	99	(1)	—
Net derivative gains (losses)	16	(59)	(17)	(39)	102	—	—	—
Policyholder benefits and claims	—	—	—	4	55	—	—	—
OCI	69	2	—	2	78	—	—	—
Purchases (3)	—	—	—	4	—	510	—	—
Sales (3)	—	—	—	—	—	(337)	—	—
Issuances (3)	(2)	—	(4)	—	—	82	—	—
Settlements (3)	(49)	14	—	—	(628)	(28)	14	—
Transfers into Level 3 (4)	—	—	—	—	—	147	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(47)	—	—
Balance, end of period	$47	$(54)	$8	$(346)	$865	$1,891	$(15)	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)	$—
Net derivative gains (losses)	$1	$(45)	$(15)	$(38)	$103	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$4	$55	$—	$—	$—
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

	Residential Mortgage Loans — FVO		Certain Assets and Liabilities of CSEs — FVO (1)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In millions)
Assets
Unpaid principal balance	$445	$436	$152	$223
Difference between estimated fair value and unpaid principal balance	(130)	(128)	52	57
Carrying value at estimated fair value	$315	$308	$204	$280
Loans in non-accrual status	$125	$125	$—	$—
Liabilities
Contractual principal balance			$83	$159
Difference between estimated fair value and contractual principal balance			(11)	(8)
Carrying value at estimated fair value			$72	$151
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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$44	$106	$—	$4	$(1)	$3
Other limited partnership interests (2)	$53	$92	$(8)	$(14)	$(27)	$(51)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2015 and 2014 were not significant.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$63,034	$—	$—	$65,631	$65,631
Policy loans	$11,549	$—	$1,592	$12,324	$13,916
Real estate joint ventures	$41	$—	$—	$114	$114
Other limited partnership interests	$580	$—	$—	$729	$729
Other invested assets	$541	$162	$2	$377	$541
Premiums, reinsurance and other receivables	$5,578	$—	$3,264	$2,416	$5,680
Other assets	$365	$—	$337	$61	$398
Liabilities
Policyholder account balances	$124,476	$—	$—	$129,880	$129,880
Long-term debt	$16,674	$—	$18,226	$—	$18,226
Collateral financing arrangements	$4,152	$—	$—	$3,925	$3,925
Junior subordinated debt securities	$3,194	$—	$4,036	$—	$4,036
Other liabilities	$6,730	$—	$5,396	$1,336	$6,732
Separate account liabilities	$111,427	$—	$111,427	$—	$111,427

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$59,530	$—	$—	$62,554	$62,554
Policy loans	$11,618	$—	$1,647	$12,287	$13,934
Real estate joint ventures	$67	$—	$—	$139	$139
Other limited partnership interests	$704	$—	$—	$906	$906
Other invested assets	$562	$172	$70	$320	$562
Premiums, reinsurance and other receivables	$3,070	$—	$713	$2,444	$3,157
Other assets	$251	$—	$175	$68	$243
Liabilities
Policyholder account balances	$134,219	$—	$—	$139,359	$139,359
Long-term debt	$16,128	$—	$18,357	$—	$18,357
Collateral financing arrangements	$4,196	$—	$—	$3,961	$3,961
Junior subordinated debt securities	$3,193	$—	$4,173	$—	$4,173
Other liabilities	$2,544	$—	$1,223	$1,323	$2,546
Separate account liabilities	$116,665	$—	$116,665	$—	$116,665

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
9. Equity
Preferred Stock
In June 2015, MetLife, Inc. issued 1,500,000 shares of 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the "Series C preferred stock"), with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate proceeds of $1.5 billion.
The Series C preferred stock ranks senior to MetLife, Inc.’s common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the Series C preferred stock will be entitled to receive dividend payments only when, as and if declared by MetLife, Inc.’s Board of Directors or a duly authorized committee of the Board. If dividends are declared on the Series C preferred stock for any dividend period, they will be calculated on a non-cumulative basis at a fixed rate per annum of 5.25% from the date of original issue to but excluding June 15, 2020, and at a floating rate per annum equal to three-month U.S. dollar LIBOR plus 3.575% on the related LIBOR determination date from and after June 15, 2020. Dividends for any dividend period will be payable, if declared, semi-annually in arrears on the 15th day of June and December of each year commencing on December 15, 2015 and ending on June 15, 2020, and thereafter quarterly in arrears on the 15th day of September, December, March and June of each year.
Dividends on the Series C preferred stock will not be cumulative and will not be mandatory. Accordingly, if dividends are not declared on the Series C preferred stock for any dividend period, then any accrued dividends for that dividend period will cease to accrue and be payable. If a dividend is not declared before the dividend payment date for any dividend period, MetLife, Inc. will have no obligation to pay dividends accrued for such dividend period whether or not dividends on the Series C preferred stock are declared for any future dividend period. No dividends may be paid or declared on MetLife, Inc.’s common stock (or any other securities ranking junior to the Series C preferred stock) and MetLife, Inc. may not purchase, redeem, or otherwise acquire its common stock (or other such junior stock) unless the full dividends for the latest completed dividend period on all outstanding shares of Series C preferred stock, and any parity stock, have been declared and paid or provided for.
On or prior to December 31, 2018, MetLife, Inc. is prohibited from declaring dividends on the Series C preferred stock if it fails to meet specified capital adequacy, net income and stockholders’ equity levels. Beginning on January 1, 2019, MetLife, Inc. will no longer be subject to such limitations. At September 30, 2015, there were no dividends declared on the Series C preferred stock.
Holders of the Series C preferred stock do not have voting rights except in certain circumstances, including where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Series C preferred stock have certain voting rights with respect to members of the Board of Directors of MetLife, Inc.
The Series C preferred stock is not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. MetLife, Inc. may, at its option, redeem the Series C preferred stock, (i) in whole but not in part, at any time prior to June 15, 2020, within 90 days after the occurrence of a “regulatory capital event,” and (ii) in whole or in part, from time to time, on or after June 15, 2020, in each case, at a redemption price equal to $1,000 per Series C preferred share, plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. A “regulatory capital event” could occur as a result of a change or proposed change in capital adequacy rules (or the interpretation or application thereof) that would apply to MetLife, Inc. from rules (or the interpretation or application thereof) in effect with respect to bank holding companies as of June 1, 2015 that would create a more than insubstantial risk, as determined by MetLife, Inc., that the Series C preferred stock would not be treated as “Tier 1 Capital” or as capital with attributes similar to those of Tier 1 Capital.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

In June 2015, MetLife, Inc. entered into a replacement capital covenant (“RCC”) related to the Series C preferred stock. As part of such RCC, MetLife, Inc. agreed that it will not repay, redeem or purchase the Series C preferred stock on or before December 31, 2018, unless, subject to certain limitations, it has received proceeds during a specified period from the sale of specified replacement securities. The RCC is for the benefit of the holders of the related covered debt, which is currently MetLife, Inc.’s 10.750% Fixed-to-Floating Junior Subordinated Debentures due 2069. The RCC will terminate upon the earliest to occur of (i) December 31, 2018, or the date on which the Series C preferred stock are no longer outstanding or the RCC is not otherwise still in effect, (ii) the date on which the holders in majority principal amount of the then-effective covered debt consent to the termination of the RCC, or (iii) the date on which MetLife, Inc. has no series of outstanding eligible debt securities.
In connection with the offering of the Series C preferred stock, MetLife, Inc. incurred $17 million of issuance costs which have been recorded as a reduction of additional paid-in capital.
In June 2015, MetLife, Inc. conducted a tender offer for up to 59,850,000 of its 60,000,000 shares of 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred stock”), at a purchase price of $25 per share, plus an amount equal to accrued, unpaid and undeclared dividends from, and including, June 15, 2015 to, but excluding, June 29, 2015, the settlement date of the tender offer. In June 2015, MetLife, Inc. also delivered a notice of redemption to the holders of the Series B preferred stock, pursuant to which it would redeem any shares of Series B preferred stock not purchased by it in the tender offer at a redemption price of $25 per share, without any payment for accrued, unpaid and undeclared dividends on the Series B preferred stock from, and including, June 15, 2015 to, but excluding July 1, 2015, the redemption date. On June 29, 2015, MetLife, Inc. repurchased and canceled 37,192,413 shares of Series B preferred stock in the tender offer for $932 million in cash. On July 1, 2015, MetLife, Inc. redeemed and canceled the remaining 22,807,587 shares of Series B preferred stock not tendered in the tender offer for an aggregate redemption price of $570 million in cash. In connection with the tender offer and redemption, MetLife, Inc. recognized a preferred stock repurchase premium of $42 million (calculated as the difference between the carrying value of the Series B preferred stock and the total amount paid by MetLife, Inc. to the holders of the Series B preferred stock in connection with the tender offer and redemption), which was reflected as a reduction to retained earnings on the consolidated balance sheet.
Further information on MetLife, Inc.’s authorized, issued and outstanding preferred stock was as follows:

	September 30, 2015			December 31, 2014
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000	27,600,000	24,000,000	24,000,000
6.50% Non-Cumulative Preferred Stock, Series B (1)	69,000,000	—	—	69,000,000	60,000,000	60,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000	—	—	—
Series A Junior Participating Preferred Stock	10,000,000	—	—	10,000,000	—	—
Not designated	91,900,000	—	—	93,400,000	—	—
Total	200,000,000	25,500,000	25,500,000	200,000,000	84,000,000	84,000,000
__________________

(1)	As previously discussed, MetLife, Inc. redeemed and canceled the Series B preferred stock in 2015.
Common Stock
During the nine months ended September 30, 2015 and 2014, MetLife, Inc. repurchased 22,475,816 and 8,168,318 shares through open market purchases for $1.1 billion and $443 million, respectively.
In September 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its common stock, bringing MetLife, Inc.’s available repurchase authorization under the December 2014 and September 2015 authorizations to $1.0 billion. At September 30, 2015, MetLife, Inc. had $893 million remaining under its common stock repurchase authorizations. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
See Note 15 for information on common stock repurchases subsequent to September 30, 2015.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

Stock-Based Compensation Plans
Performance Shares and Performance Units
For outstanding awards granted prior to the January 1, 2013 - December 31, 2015 performance period, vested Performance Shares and Performance Units were multiplied by a performance factor of 0% to 200% based on MetLife, Inc.’s adjusted income, total shareholder return, and performance in change in annual net operating earnings and total shareholder return compared to the performance of its competitors, each measured with respect to the applicable three-year performance period or portions thereof. See also “— Payout of 2012 – 2014 Performance Shares” and “— Payout of 2012 – 2014 Performance Units.”
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$11,761	$1,102	$(4,214)	$(2,206)	$6,443
OCI before reclassifications	962	102	(336)	—	728
Deferred income tax benefit (expense)	(340)	(47)	(24)	—	(411)
AOCI before reclassifications, net of income tax	12,383	1,157	(4,574)	(2,206)	6,760
Amounts reclassified from AOCI	(102)	239	—	57	194
Deferred income tax benefit (expense)	34	(77)	—	(20)	(63)
Amounts reclassified from AOCI, net of income tax	(68)	162	—	37	131
Sale of subsidiary	—	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—	—
Balance, end of period	$12,315	$1,319	$(4,574)	$(2,169)	$6,891

	Three Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$13,909	$476	$(1,739)	$(1,588)	$11,058
OCI before reclassifications	(56)	118	(264)	28	(174)
Deferred income tax benefit (expense)	130	(49)	(157)	(9)	(85)
AOCI before reclassifications, net of income tax	13,983	545	(2,160)	(1,569)	10,799
Amounts reclassified from AOCI	(214)	471	—	45	302
Deferred income tax benefit (expense)	62	(158)	—	(13)	(109)
Amounts reclassified from AOCI, net of income tax	(152)	313	—	32	193
Sale of subsidiary	—	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—	—
Balance, end of period	$13,831	$858	$(2,160)	$(1,537)	$10,992

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

	Nine Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$15,159	$1,076	$(3,303)	$(2,283)	$10,649
OCI before reclassifications	(3,923)	(106)	(1,243)	3	(5,269)
Deferred income tax benefit (expense)	1,337	37	(28)	(1)	1,345
AOCI before reclassifications, net of income tax	12,573	1,007	(4,574)	(2,281)	6,725
Amounts reclassified from AOCI	(392)	490	—	171	269
Deferred income tax benefit (expense)	134	(178)	—	(59)	(103)
Amounts reclassified from AOCI, net of income tax	(258)	312	—	112	166
Sale of subsidiary	—	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—	—
Balance, end of period	$12,315	$1,319	$(4,574)	$(2,169)	$6,891

	Nine Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,183	$231	$(1,659)	$(1,651)	$5,104
OCI before reclassifications	9,126	614	(486)	34	9,288
Deferred income tax benefit (expense)	(2,851)	(210)	(71)	(11)	(3,143)
AOCI before reclassifications, net of income tax	14,458	635	(2,216)	(1,628)	11,249
Amounts reclassified from AOCI	(563)	337	77	136	(13)
Deferred income tax benefit (expense)	176	(114)	(27)	(45)	(10)
Amounts reclassified from AOCI, net of income tax	(387)	223	50	91	(23)
Sale of subsidiary (2)	(320)	—	6	—	(314)
Deferred income tax benefit (expense)	80	—	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	—	(234)
Balance, end of period	$13,831	$858	$(2,160)	$(1,537)	$10,992
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$104	$167	$353	$359	Net investment gains (losses)
Net unrealized investment gains (losses)	3	14	60	99	Net investment income
Net unrealized investment gains (losses)	(5)	33	(21)	105	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	102	214	392	563
Income tax (expense) benefit	(34)	(62)	(134)	(176)
Net unrealized investment gains (losses), net of income tax	$68	$152	$258	$387
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$40	$1	$52	$28	Net derivative gains (losses)
Interest rate swaps	3	3	9	7	Net investment income
Interest rate forwards	1	(10)	5	(8)	Net derivative gains (losses)
Interest rate forwards	1	—	3	2	Net investment income
Interest rate forwards	1	1	2	2	Other expenses
Foreign currency swaps	(286)	(466)	(563)	(368)	Net derivative gains (losses)
Foreign currency swaps	—	(1)	(1)	(2)	Net investment income
Foreign currency swaps	—	—	1	1	Other expenses
Credit forwards	1	—	1	—	Net derivative gains (losses)
Credit forwards	—	1	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(239)	(471)	(490)	(337)
Income tax (expense) benefit	77	158	178	114
Gains (losses) on cash flow hedges, net of income tax	$(162)	$(313)	$(312)	$(223)

Foreign translation adjustment	$—	$—	$—	$(77)	Net investment gains (losses)
Income tax (expense) benefit	—	—	—	27
Foreign translation adjustment, net of income tax	$—	$—	$—	$(50)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(58)	$(45)	$(174)	$(136)
Amortization of prior service (costs) credit	1	—	3	—
Amortization of defined benefit plan items, before income tax	(57)	(45)	(171)	(136)
Income tax (expense) benefit	20	13	59	45
Amortization of defined benefit plan items, net of income tax	$(37)	$(32)	$(112)	$(91)
Total reclassifications, net of income tax	$(131)	$(193)	$(166)	$23
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Compensation	$1,157	$1,221	$3,706	$3,636
Pension, postretirement and postemployment benefit costs	100	131	297	368
Commissions	1,103	1,294	3,382	3,884
Volume-related costs	264	227	761	639
Capitalization of DAC	(955)	(1,071)	(2,850)	(3,149)
Amortization of DAC and VOBA	1,131	1,054	3,053	3,174
Amortization of negative VOBA	(90)	(107)	(282)	(333)
Interest expense on debt	302	295	908	919
Premium taxes, licenses and fees	199	192	568	612
Professional services	366	348	1,079	1,035
Rent and related expenses, net of sublease income	78	95	245	273
Other (1)	878	539	1,798	1,545
Total other expenses	$4,533	$4,218	$12,665	$12,603
__________________

(1)	See Note 12 for a discussion of a charge related to income tax included in both the three months and nine months ended September 30, 2015.

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
The components of net periodic benefit costs were as follows:

	Three Months Ended September 30,
	2015				2014
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Service costs	$54	$14	$3	$—	$50	$17	$3	$—
Interest costs	101	5	22	—	109	3	23	1
Settlement and curtailment costs	—	—	—	—	14	—	—	—
Expected return on plan assets	(134)	(2)	(19)	—	(119)	(2)	(19)	—
Amortization of net actuarial (gains) losses	47	1	10	—	42	—	3	—
Amortization of prior service costs (credit)	(1)	—	—	—	—	—	—	—
Net periodic benefit costs (credit)	$67	$18	$16	$—	$96	$18	$10	$1

	Nine Months Ended September 30,
	2015				2014
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In millions)
Service costs	$162	$44	$11	$1	$150	$51	$10	$1
Interest costs	303	15	66	1	327	10	69	2
Settlement and curtailment costs	—	—	—	—	14	—	—	—
Expected return on plan assets	(403)	(5)	(59)	—	(356)	(6)	(56)	(1)
Amortization of net actuarial (gains) losses	141	2	31	—	127	—	9	—
Amortization of prior service costs (credit)	(1)	—	(2)	—	1	—	(1)	—
Net periodic benefit costs (credit)	$202	$56	$47	$2	$263	$55	$31	$2

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Income Tax
The Company recorded a non-cash charge to net income of $792 million, net of tax, during the third quarter of 2015. The charge was related to an uncertain tax position and was comprised of a $557 million charge included in provision for income tax expense (benefit) and a $362 million ($235 million, net of tax) charge included in other expenses.
This charge is the result of the Company’s consideration of recent decisions of the U.S. Court of Appeals for the Second Circuit upholding the disallowance of foreign tax credits claimed by other corporate entities not affiliated with the Company. The Company’s action relates to tax years from 2000 to 2009, during which MLIC held non-U.S. investments in support of its life insurance business through a United Kingdom investment subsidiary that was structured as a joint venture at the time.
There has been no change in the Company’s position on the disallowance of its foreign tax credits by the U.S. Internal Revenue Service (“IRS”). The Company continues to contest the disallowance of these foreign tax credits by the IRS as management believes the facts strongly support the Company’s position. The Company will defend its position vigorously and does not expect any additional charges related to this matter.
Also related to the aforementioned foreign tax credit matter, on April 9, 2015, the IRS issued to the Company a Statutory Notice of Deficiency (the “Notice”) for years 2000, 2001 and 2002. The Notice asserted that the Company owes additional taxes and interest for these years primarily due to the disallowance of foreign tax credits. The transactions that are the subject of the Notice continue through 2009, and it is likely that the IRS will seek to challenge these later periods. On September 18, 2015, the Company paid the assessed tax and interest of $444 million for 2000 through 2002 and will subsequently file a claim for a refund.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except share and per share data)
Weighted Average Shares
Weighted average common stock outstanding for basic earnings per common share	1,118,856,041	1,125,165,772	1,120,130,708	1,126,280,770
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	—	4,572,193	—	3,904,760
Exercise or issuance of stock-based awards	11,085,040	11,308,766	10,575,611	10,662,053
Weighted average common stock outstanding for diluted earnings per common share	1,129,941,081	1,141,046,731	1,130,706,319	1,140,847,583
Income (Loss) from Continuing Operations
Income (loss) from continuing operations, net of income tax	$1,198	$2,094	$4,480	$4,812
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	(5)	—	4	21
Less: Preferred stock dividends	6	30	67	91
Preferred stock repurchase premium	—	—	42	—
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1,197	$2,064	$4,367	$4,700
Basic	$1.07	$1.83	$3.90	$4.17
Diluted	$1.06	$1.81	$3.86	$4.12
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations, net of income tax	$—	$—	$—	$(3)
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$—	$—	$(3)
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net Income (Loss)
Net income (loss)	$1,198	$2,094	$4,480	$4,809
Less: Net income (loss) attributable to noncontrolling interests	(5)	—	4	21
Less: Preferred stock dividends	6	30	67	91
Preferred stock repurchase premium	—	—	42	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,197	$2,064	$4,367	$4,697
Basic	$1.07	$1.83	$3.90	$4.17
Diluted	$1.06	$1.81	$3.86	$4.12

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2015. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2015, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $425 million.
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
As reported in the 2014 Annual Report, MLIC received approximately 4,636 asbestos-related claims in 2014. During the nine months ended September 30, 2015 and 2014, MLIC received approximately 2,971 and 3,641 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2015.
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
Sales Practices Regulatory Matters
Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company USA, New England Life Insurance Company (“NELICO”), and General American Life Insurance Company (“GALIC”), and broker-dealer MetLife Securities, Inc. (“MSI”). These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
FINRA Investigation of Sale and Replacement of Variable Annuities
On September 25, 2015, FINRA served notice that it will recommend disciplinary action against MetLife, Inc.’s affiliated broker-dealer, MSI, in connection with potential violations of FINRA rules regarding alleged misrepresentations, suitability, and supervision in connection with sales and replacements of variable annuities and certain riders on such annuities. FINRA staff has indicated they will seek a significant fine. The Company is cooperating in this investigation. The Company has included what it currently believes to be the probable and estimable amount of such loss in the Company’s consolidated financial statements, and has included amounts for potential additional liability in excess of that accrued in the aggregate estimate of reasonably possible loss provided above.

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
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a second amended complaint alleging that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933 (“Securities Act”), as well as the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On September 11, 2015, the court issued an order dismissing all claims under the Exchange Act and Rule 10b-5, and dismissing all claims under the Securities Act except for those based on alleged misrepresentations of mortality ratios. Following the court’s September 11, 2015 order, the plaintiff filed a third amended complaint that supplemented the factual allegations of the second amended complaint. The defendants intend to continue to defend this action vigorously.
City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (Circuit Court of Jefferson County, Alabama, filed July 5, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On March 31, 2015, a federal court granted plaintiff’s motion to remand this action to state court. On October 14, 2015, the state court denied the defendants’ motion to dismiss the complaint. The defendants intend to defend this action vigorously.
Derivative Actions and Demands
Seeking to sue derivatively on behalf of MetLife, Inc., two shareholders commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. Plaintiffs allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The two actions (Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012) and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012)) have been consolidated. The defendants intend to continue to defend these actions vigorously.
Total Control Accounts Litigation
MLIC is a defendant in a lawsuit related to its use of retained asset accounts, known as TCA, as a settlement option for death benefits.

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
Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Ins. Co. (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by MLIC from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions were consolidated with the Robainas action. The consolidated complaint alleges that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit sought recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. On October 9, 2015, the court granted MLIC’s motion to dismiss the consolidated complaint, finding that plaintiffs lacked Article III standing because they did not allege any concrete injury as a result of the alleged conduct.
Intoccia v. Metropolitan Life Ins. Co. (S.D.N.Y., April 20, 2015)
Plaintiffs filed this putative class action on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with MLIC from 2009 through 2015 (the “Annuities”). The court consolidated Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015) with the Intoccia case, and the consolidated, amended complaint alleges that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. On October 9, 2015, the court issued an order to show cause why the Intoccia action should not be dismissed pursuant to the reasoning in the court’s order dismissing the Robainas case discussed above.
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
Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. Objectors to the settlement have appealed the approval order.
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015)
MetLife, Inc. filed this action in federal court seeking to overturn the Financial Stability Oversight Council’s designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”). The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded. The court scheduled oral argument on the parties’ cross motions for summary judgment for February 10, 2016.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $5.6 billion and $4.0 billion at September 30, 2015 and December 31, 2014, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $6.7 billion and $5.3 billion at September 30, 2015 and December 31, 2014, respectively.
15. Subsequent Events
Common Stock Repurchases
From October 1, 2015 through October 30, 2015, MetLife, Inc. repurchased 3,288,239 shares of its common stock in the open market for $153 million.
Common Stock Dividend
On October 27, 2015, the MetLife, Inc. Board of Directors declared a fourth quarter 2015 common stock dividend of $0.375 per share payable on December 11, 2015 to shareholders of record as of November 6, 2015. The Company estimates that the aggregate dividend payment will be $418 million.

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
Current Period Highlights
For the three months ended September 30, 2015, as compared to the same period of 2014, we experienced sales growth across most of our regions; in particular, we had higher sales of retail annuity and accidental & health products. In the current period, the Company incurred a tax charge and a related charge for interest on uncertain tax positions recorded under accounting guidance for the recognition of tax uncertainties. Investment yields declined as a result of the sustained low interest rate environment. Our annual review of actuarial assumptions resulted in a decrease in earnings. Unfavorable underwriting results were driven by unfavorable claims experience in our property and casualty business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,198	$2,094	$4,480	$4,812
Less: Net investment gains (losses)	382	109	535	(427)
Less: Net derivative gains (losses)	485	478	394	1,132
Less: Other adjustments to continuing operations (1)	(206)	(146)	(693)	(923)
Less: Provision for income tax (expense) benefit	(174)	(202)	69	(38)
Operating earnings	711	1,855	4,175	5,068
Less: Preferred stock dividends	6	30	67	91
Operating earnings available to common shareholders	$705	$1,825	$4,108	$4,977
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
During the three months ended September 30, 2015, income (loss) from continuing operations, net of income tax, decreased $896 million from the prior period. The decrease was predominantly due to the following:

•	an unfavorable change in operating earnings available to common shareholders of $1.1 billion, net of income tax; and

•
a favorable change in net investment gains (losses) of $273 million ($177 million, net of income tax) due to higher net gains on sales of real estate, as well as a favorable change in foreign currency transaction gains due to the strengthening of the U.S. dollar.

Operating earnings available to common shareholders decreased $1.1 billion, net of income tax, from the prior period. This decrease reflects lower investment yields, an unfavorable impact from our annual review of actuarial assumptions and unfavorable underwriting results.
Our current period results also include:

•
a $557 million one-time tax charge and a $362 million ($235 million, net of income tax) one-time charge for interest on uncertain tax positions that were recorded under accounting guidance for the recognition of tax uncertainties related to the U.S. tax treatment of taxes paid by a wholly-owned United Kingdom (“UK”) investment subsidiary of Metropolitan Life Insurance Company (“MLIC”); and

•	a $60 million one-time tax benefit related to restructuring in Chile.
Our prior period results include:

•	a $41 million one-time tax charge related to tax reform in Chile.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2015, income (loss) from continuing operations, net of income tax, decreased $332 million from the prior period. This includes a one-time tax benefit in Japan of $174 million in the current period. The decrease was predominantly due to the following:

•	an unfavorable change in operating earnings available to common shareholders of $869 million, net of income tax;

•	an unfavorable change in net derivative gains (losses) of $738 million ($480 million, net of income tax) due to unfavorable changes in market and other risks in embedded derivatives; and

•
a favorable change in net investment gains (losses) of $962 million ($625 million, net of income tax), primarily due to the prior period loss on the disposition of MetLife Assurance Limited (“MAL”). For further information on MAL, see Note 3 of the Notes to the Consolidated Financial Statements in the 2014 Annual Report.

Operating earnings available to common shareholders decreased $869 million, net of income tax, from the prior period. This decrease reflects lower investment yields and an unfavorable impact from our annual review of actuarial assumptions, partially offset by higher net investment income from portfolio growth.
Our current period results also include:

•	the aforementioned $557 million one-time tax charge and the aforementioned $362 million ($235 million, net of income tax) one-time charge for interest on uncertain tax positions;

•	a $60 million one-time tax benefit related to restructuring in Chile; and

•	a $61 million one-time tax benefit in Japan related to a change in tax rate.
Our prior period results include:

•
charges totaling $57 million, net of income tax, related to a settlement with the New York State Department of Financial Services (the “Department of Financial Services”) and the District Attorney, New York County; and

•	a $41 million one-time tax charge related to tax reform in Chile.
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
Other Key Information
Basis of Presentation
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of August 31, 2015 and November 30, 2014 and the operating results of such subsidiaries for the three months and nine months ended August 31, 2015 and 2014. The Company is in the process of converting to calendar year reporting for these subsidiaries. We expect to substantially complete these conversions by 2016. The impact of the conversions on our financial statements to date has been de minimis and, therefore, has been reported in net income in the quarter of conversion.

Segment Information
In the first quarter of 2015, we implemented certain segment reporting changes related to the (i) measurement of segment operating earnings, which included revising our capital allocation methodology, and (ii) the realignment of consumer direct business. Consequently, prior period results for the three months and nine months ended September 30, 2014 were impacted as follows:

•	Retail’s operating earnings increased (decreased) by $86 million and $135 million, net of ($111) million and ($200) million of income tax expense (benefit), respectively;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased (decreased) by $4 million and $10 million, net of ($2) million and $2 million of income tax expense (benefit), respectively;

•	Corporate Benefit Funding’s operating earnings increased (decreased) by ($13) million and ($39) million, net of ($10) million and ($32) million of income tax expense (benefit), respectively;

•	Latin America’s operating earnings increased (decreased) by ($30) million and ($79) million, net of ($16) million and ($46) million of income tax expense (benefit), respectively;

•	Asia’s operating earnings increased (decreased) by $4 million and $14 million, net of $3 million and $5 million of income tax expense (benefit), respectively;

•	EMEA’s operating earnings increased (decreased) by ($18) million and ($56) million, net of ($13) million and ($31) million of income tax expense (benefit), respectively; and

•	Corporate & Other’s operating earnings increased (decreased) by ($33) million and $15 million, net of $149 million and $302 million of income tax expense (benefit), respectively.
Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2014 Annual Report and in Part I, Item 2, of MetLife, Inc.’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have been a cause of elevated levels of market volatility. With the exception of Greece, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. The approval by the Greek Parliament on July 16, 2015, of the significant austerity measures imposed on Greece by its creditors, however, has not eliminated fears about the further default by Greece on its sovereign debt or its potential exit from the Euro zone. The temporary bailout package, which includes short-term financing and the commitment of a privatization fund, approved by the EU on July 17, 2015 is intended to temporarily sustain the Greek banking system and enable payment of Greece’s immediate debts until a new bailout package can be negotiated. Remaining uncertainty regarding the feasibility of negotiating such a future bailout package may continue to affect the Euro exchange rate and have uncertain impacts on interest rates and risk markets. While the immediate threat of further loan defaults and Greece’s departure from the Euro zone may have been averted by the temporary bailout package, further support of Greece, including extension of payment deadlines and potential debt write-offs, may be necessary in the future and the extent to which the European Central Bank (“ECB”), International Monetary Fund (“IMF”) and other EU member states will further support Greece’s membership in the Euro zone is unclear. See “— Investments — Current Environment” for information regarding our exposure to obligations of European governments and private obligors.

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
In the second half of 2014, the ECB cut interest rates further, imposing a negative rate on bank deposits, and announced additional accommodative monetary policy measures in an effort to lessen the risk of deflation in the Euro zone. These measures included providing inexpensive financing facilities designed to incentivize banks to extend loans and, from November 2014, buying private sector asset-backed securities and covered bonds. At its meeting on July 16, 2015, the ECB maintained its asset purchase program at €60 billion per month, including ECB purchases of sovereign debt on secondary markets (“quantitative easing” or “QE”). The QE program commenced in March 2015 and is expected to run through September 2016, but could extend beyond that if economic conditions worsen. These measures are intended to counter the threat of deflation, lower borrowing costs in the Euro zone and encourage corporations to issue more asset-backed securities. With the exception of Greece, economic growth in the Euro zone is showing signs of improving but continues to be weak overall. Despite the temporary bailout package for Greece approved on July 17, 2015, the implementation of the required austerity measures may cause economic growth in Greece to decline. In addition, concerns about the political and/or economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, as well as Puerto Rico, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2014 Annual Report. See also “— Investments — Current Environment — Selected Country and Sector Investments” for information regarding our investments in Ukraine, Russia, Argentina, Puerto Rico and Greece.
We face substantial exposure to the Japanese economy given our operations there. Structural weaknesses and debt sustainability have yet to be addressed effectively. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other developed country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. In January 2013, the government and the Bank of Japan pledged to strengthen policy coordination to end deflation and to achieve sustainable economic growth. This was followed by the adoption of a 2% inflation target by the Bank of Japan. In early April 2013, the Bank of Japan announced a new round of monetary easing measures including increased government bond purchases at longer maturities. In October 2013, the government agreed to raise the consumption tax from 5% to 8% effective April 1, 2014. This led to two consecutive quarters of growth contraction, causing the government to delay a planned increase in the consumption tax to 10% until 2017. On October 31, 2014, the Bank of Japan announced a program to purchase larger quantities of government bonds. Such purchases are intended to keep borrowing costs low and the yen weak thereby supporting economic growth. Despite continued weakness in the yen, inflation has remained low due to reduced oil prices and is not expected to rise materially as low oil prices are expected to persist and Gross Domestic Product growth is likely to remain low. Japan’s public debt trajectory could continue to rise until strategies to consolidate public finances and institute growth-enhancing reforms are implemented. On December 30, 2014, the government of Japan proposed a tax reform plan that would lower the Japanese corporate tax rate by approximately 2% effective April 1, 2015. The tax reform plan was enacted on March 31, 2015. As a result, the Company recorded a one-time benefit of $174 million in the second quarter of 2015, which included an increase in Asia’s operating earnings of $61 million. In addition, we expect this tax law change will favorably affect our estimated annual effective tax rate for 2015 by approximately 0.3% as compared to 2014.
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

On October 29, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing sufficient underlying strength in the economy to support progress toward maximum employment and the substantial improvement in the outlook for labor market conditions since the inception of its asset purchase program, decided to conclude the program. Most recently, on October 28, 2015, the FOMC reaffirmed that a target range for the federal funds rate at 0 to 0.25% remains appropriate. The FOMC also indicated that it expects the labor market to improve further and inflation to move back to its 2.0% target over the medium term. The FOMC will assess progress on its objectives of maximum employment and 2.0% inflation in determining whether to raise the federal funds rate at its next meeting in December 2015. The possibility of the Federal Reserve Board increasing the federal funds rate in the future may affect interest rates and risk markets in the U.S. and other developed and emerging economies. However, the timing of any increases of the federal funds rate by the Federal Reserve Board is uncertain and subject to change depending on the Federal Reserve Board’s assessment of economic growth, inflation and other factors.
Regulatory Developments
In the U.S., our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. As a non-bank SIFI, MetLife, Inc. is also subject to regulation by the Federal Reserve Board, the Federal Reserve Bank of New York (together with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation. Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974. See “— U.S. Regulation” below, as well as “Business — Regulation — U.S. Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2014 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the countries in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. As a global systemically important insurer (“G-SII”), MetLife, Inc. may also become subject to additional capital requirements. See “— International Regulation” below, as well as “Business — Regulation — International Regulation” included in the 2014 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”

U.S. Regulation
Insurance Regulation
Holding Company Regulation
NAIC
The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation in December 2010. The revised models include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, several states where MetLife has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. In December 2014, the NAIC adopted amendments to the Model Holding Company Act that would authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers who choose to opt in for the group-wide supervision. The amendments create a selection process for the group-wide supervisor, extend confidentiality protection to communications with the group-wide supervisor, and outline the duties of the group-wide supervisor. To date, several jurisdictions have adopted laws and regulations enhancing group-wide supervision.
Regulation as a Non-Bank SIFI
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” included in the 2014 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs.”
On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The court scheduled oral argument on the parties’ cross motions for summary judgment for February 10, 2016. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, although the Federal Reserve Board has not yet determined the enhanced capital requirements that will apply to MetLife, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, as a non-bank SIFI, MetLife, Inc. needs to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, is subject to additional restrictions regarding its ability to merge. The Federal Reserve also has the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
International Regulation
Solvency Regimes
Other Solvency Regimes
In China, the business of our joint venture (as well as the industry) will be impacted by the China Risk Oriented Solvency System (“C-ROSS”), a new risk-based solvency regime. The final version of C-ROSS was published by the China Insurance Regulatory Commission (“CIRC”) in February 2015, followed by a transitional period of the solvency system with respect to meeting the capital requirements and enhancing risk management capability. In the transitional period, insurance companies prepare two parallel sets of solvency reports based on both current and C-ROSS requirements and report the results under the two solvency systems to the CIRC. Full implementation of C-ROSS is anticipated in early 2016. Like Solvency II, C-ROSS focuses on risk management and has three pillars (strengthened quantitative capital requirements, enhanced qualitative supervision and establishing a governance and market discipline process).

Global Systemically Important Insurers
The International Association of Insurance Supervisors (“IAIS”), an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), and an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. In July 2013, November 2014 and November 2015, the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. The FSB will continue to update the list annually.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR and HLA results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR and HLA until fully adopted and implemented in 2019. On June 25, 2015, the IAIS published a proposed draft of HLA requirements. A revised draft, reflecting 2015 field test data, was submitted to the FSB for endorsement in September 2015. On September 25, 2015, the FSB endorsed the September draft, noting that further revision would be necessary before implementation in 2019 to reflect ongoing work on the G-SII assessment methodology and the definition of non-traditional and non-insurance activity. This endorsed draft, which was made publicly available on October 5, 2015, confirms that the HLA requirements will be subject to further revision before implementation in 2019.
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
Notwithstanding MetLife Bank’s exit from the origination and servicing businesses, MetLife Home Loans LLC remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $81 million and $85 million at September 30, 2015 and December 31, 2014, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $35 million and $38 million at September 30, 2015 and December 31, 2014, respectively. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.

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
In the third quarter of 2015, the Company performed its annual goodwill impairment testing on all of its reporting units based upon data as of June 30, 2015. The Company determined that the fair values of its reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.
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
Results of Operations
Consolidated Results
Business Overview. Sales experience was positive in the majority of our businesses for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The introduction of new variable annuity products in late 2014 and early 2015, as well as pricing actions and our continued focus on our enhanced underwriting programs, all contributed to higher sales in our Retail segment. With the decrease in the U.S. unemployment rate, gradual growth in the U.S. economy and low inflation, our group term life, disability, dental, and voluntary benefits businesses generated premium growth through sales and persistency. The dental business also benefited from the positive impact of pricing actions on existing business. Despite the decline in funding ratios for defined benefit pension plans of Standard & Poor’s Ratings Services (“S&P”) 500 companies, we experienced an increase in sales of pension closeouts. However, more competitive pricing in the market drove a decrease in structured settlement annuity sales. Sales in the majority of our businesses abroad improved.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Revenues
Premiums	$10,375	$9,703	$28,940	$28,795
Universal life and investment-type product policy fees	2,346	2,628	7,174	7,507
Net investment income	3,959	5,410	14,367	15,704
Other revenues	484	518	1,497	1,486
Net investment gains (losses)	382	109	535	(427)
Net derivative gains (losses)	485	478	394	1,132
Total revenues	18,031	18,846	52,907	54,197
Expenses
Policyholder benefits and claims and policyholder dividends	10,688	9,859	29,967	29,871
Interest credited to policyholder account balances	647	1,817	3,940	4,995
Capitalization of DAC	(955)	(1,071)	(2,850)	(3,149)
Amortization of DAC and VOBA	1,131	1,054	3,053	3,174
Amortization of negative VOBA	(90)	(107)	(282)	(333)
Interest expense on debt	302	295	908	919
Other expenses	4,145	4,047	11,836	11,992
Total expenses	15,868	15,894	46,572	47,469
Income (loss) from continuing operations before provision for income tax	2,163	2,952	6,335	6,728
Provision for income tax expense (benefit)	965	858	1,855	1,916
Income (loss) from continuing operations, net of income tax	1,198	2,094	4,480	4,812
Income (loss) from discontinued operations, net of income tax	—	—	—	(3)
Net income (loss)	1,198	2,094	4,480	4,809
Less: Net income (loss) attributable to noncontrolling interests	(5)	—	4	21
Net income (loss) attributable to MetLife, Inc.	1,203	2,094	4,476	4,788
Less: Preferred stock dividends	6	30	67	91
Preferred stock repurchase premium	—	—	42	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,197	$2,064	$4,367	$4,697
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
During the three months ended September 30, 2015, income (loss) from continuing operations, before provision for income tax, decreased $789 million ($896 million, net of income tax) from the prior period primarily due to an unfavorable change in operating earnings, driven by the aforementioned tax charge and related charge for interest on uncertain tax positions, partially offset by a favorable change in net investment gains (losses).

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
We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings.
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

	Three Months Ended September 30,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$723	$82
Foreign currency exchange rate	139	199
Credit	(39)	(8)
Equity	14	(4)
Non-VA embedded derivatives	82	17
Total non-VA program derivatives	919	286
VA program derivatives
Market risks in embedded derivatives	(1,684)	(119)
Nonperformance risk adjustment on embedded derivatives	253	5
Other risks in embedded derivatives	(484)	32
Total embedded derivatives	(1,915)	(82)
Freestanding derivatives hedging embedded derivatives	1,481	274
Total VA program derivatives	(434)	192
Net derivative gains (losses)	$485	$478
The favorable change in net derivative gains (losses) on non-VA program derivatives was $633 million ($411 million, net of income tax). This was primarily due to long-term interest rates decreasing more in the current period than in the prior period, favorably impacting receive-fixed interest rate swaps, receiver swaptions and long interest rate floors primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $626 million ($407 million, net of income tax). This was due to an unfavorable change of $516 million ($335 million, net of income tax) in other risks in embedded derivatives, and an unfavorable change of $358 million ($233 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by a favorable change of $248 million ($161 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $516 million ($335 million, net of income tax) unfavorable change in other risks in embedded derivatives reflected:

•	The cross effect of capital markets changes, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	Refinements in the valuation model, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	The mismatch of fund performance between actual and modeled funds, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, as well as FCTA, which resulted in an unfavorable period over period change in the valuation of embedded derivatives.

The foregoing $358 million ($233 million, net of income tax) unfavorable change was comprised of a $1.6 billion ($1.0 billion, net of income tax) unfavorable change in market risks in embedded derivatives, which was partially offset by a $1.2 billion ($785 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P 500 Index decreased by 7% in the current period and increased by 1% in the prior period.

•
Long-term interest rates decreased more in the current period than in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate decreased by 42 basis points in the current period and decreased by 14 basis points in the prior period.

•
Changes in foreign currency exchange rates contributed to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives related to the assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. For example, the Japanese yen strengthened against the British pound by 6% in the current period as compared with a weakening by 3% against the British pound in the prior period.

•
Key equity volatility measures generally decreased in the current period and increased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives.

The aforementioned $248 million ($161 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives was due to a favorable change of $140 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees and a favorable change of $108 million, before income tax, related to changes in our own credit spread. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $273 million ($177 million, net of income tax) primarily reflects higher net gains on sales of real estate, as well as a favorable change in foreign currency transaction gains due to the strengthening of the U.S. dollar. These favorable changes were partially offset by lower net gains on sales and disposals of fixed maturity securities in the current period.
Actuarial Assumption Review. Results for the current period include a $313 million ($203 million, net of income tax) charge associated with our annual assumption review related to reserves and DAC, of which a $3 million loss ($2 million, net of income tax) was recognized in net derivative gains (losses). Of the $313 million charge, $60 million ($39 million, net of income tax) was related to DAC and $253 million ($164 million, net of income tax) was associated with reserves.
The $3 million loss recognized in net derivative gains (losses) associated with our annual assumption review was included within the other risks in embedded derivatives caption in the table above.

As a result of our annual assumption review, changes were made to economic, policyholder behavior, mortality and other assumptions. The most significant impacts were in the Retail Life and Annuity blocks of business and are summarized as follows:

•	Changes in economic assumptions resulted in an increase of DAC and reserves, resulting in a net charge of $122 million ($79 million, net of income tax).

•	Changes in policyholder behavior and mortality assumptions resulted in reserve increases, offset by favorable DAC, resulting in a net charge of $91 million ($59 million, net of income tax).

•
The remaining updates resulted in an increase in reserves, coupled with unfavorable DAC, resulting in a charge of $100 million ($65 million, net of income tax). The most notable update was related to our projection of closed block results.

Results for the prior period include a $161 million ($105 million, net of income tax) benefit associated with our annual assumption review related to reserves and DAC, of which $137 million ($89 million, net of income tax) was recognized in net derivative gains (losses). Of the $161 million benefit, $82 million ($53 million, net of income tax) was related to DAC and $79 million ($52 million, net of income tax) was associated with reserves.
Taxes. Income tax expense for the three months ended September 30, 2015 was $965 million, or 45% of income (loss) from continuing operations before provision for income tax, compared with $858 million, or 29% of income (loss) from continuing operations before provision for income tax, for the three months ended September 30, 2014. The Company’s third quarter 2015 effective tax rate differs from the U.S. statutory rate of 35% primarily due to the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. For further information on this tax charge, see Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements. The effective tax rate also differs from the U.S. statutory rate due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, the current period includes one-time tax benefits of $61 million related to restructuring in Chile, $57 million related to the repatriation of earnings from Japan, and $16 million related to the filing of the Company’s U.S. federal tax return. The Company’s third quarter 2014 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The prior period also includes a $54 million tax charge related to tax reform in Chile and a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders decreased $1.1 billion, net of income tax, to $705 million for the three months ended September 30, 2015, from $1.8 billion for the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2015, income (loss) from continuing operations, before provision for income tax, decreased $393 million ($332 million, net of income tax) from the prior period primarily due to an unfavorable change in operating earnings, driven by the aforementioned tax charge and related charge for interest on uncertain tax positions, and an unfavorable change in net derivative gains (losses), partially offset by a favorable change in net investment gains (losses).

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

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$506	$502
Foreign currency exchange rate	296	207
Credit	(36)	36
Equity	(78)	(44)
Non-VA embedded derivatives	87	(62)
Total non-VA program derivatives	775	639
VA program derivatives
Market risks in embedded derivatives	(658)	235
Nonperformance risk adjustment on embedded derivatives	222	(3)
Other risks in embedded derivatives	(690)	(115)
Total embedded derivatives	(1,126)	117
Freestanding derivatives hedging embedded derivatives	745	376
Total VA program derivatives	(381)	493
Net derivative gains (losses)	$394	$1,132
The favorable change in net derivative gains (losses) on non-VA program derivatives was $136 million ($88 million, net of income tax). A change in the value of the underlying assets favorably impacted non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. In addition, the strengthening of the U.S. dollar relative to other key currencies favorably impacted foreign currency swaps that primarily hedge foreign denominated fixed maturity securities. These favorable changes were partially offset by the unfavorable impact of certain credit spreads widening in the current period but narrowing in the prior period. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $874 million ($568 million, net of income tax). This was due to an unfavorable change of $575 million ($374 million, net of income tax) in other risks in embedded derivatives and an unfavorable change of $524 million ($340 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by a favorable change of $225 million ($146 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $575 million ($374 million, net of income tax) unfavorable change in other risks in embedded derivatives reflected:

•	Refinements in the valuation model, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	The cross effect of capital markets changes, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, as well as FCTA, which resulted in an unfavorable period over period change in the valuation of embedded derivatives.

The foregoing $524 million ($340 million, net of income tax) unfavorable change was comprised of an $893 million ($580 million, net of income tax) unfavorable change in market risks in embedded derivatives, which was partially offset by a $369 million ($240 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Key equity index levels decreased more in the current period than in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the Russell 2000 Index decreased by 9% in the current period and decreased by 5% in the prior period.

•
Key equity volatility measures generally increased in the current period and decreased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives.

•
Changes in foreign currency exchange rates contributed to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives related to the assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. For example, the Japanese yen strengthened against the euro by 8% in the current period as compared with a strengthening by 4% against the euro in the prior period.

•
Long-term interest rates decreased less in the current period than in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate decreased by 18 basis points in the current period and decreased by 74 basis points in the prior period.

The aforementioned $225 million ($146 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives was due to a favorable change of $160 million, before income tax, related to changes in our own credit spread and a favorable change of $65 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees.
Net Investment Gains (Losses).The favorable change in net investment gains (losses) of $962 million ($625 million, net of income tax) primarily reflects a loss in the prior period on the disposition of MAL and higher net gains on sales of real estate in the current period, partially offset by unfavorable changes due to higher impairments on real estate in the current period.
Actuarial Assumption Review. For the results of our 2015 and 2014 annual assumption reviews, see “— Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014 — Actuarial Assumption Review.”
Taxes. Income tax expense for the nine months ended September 30, 2015 was $1.9 billion, or 29% of income (loss) from continuing operations before provision for income tax, compared with $1.9 billion, or 28% of income (loss) from continuing operations before provision for income tax, for the nine months ended September 30, 2014. The Company’s 2015 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate, partially offset by the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. The Company’s 2014 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, foreign earnings taxed at lower rates than the U.S. statutory rate, and the tax effects of the MAL divestiture. The 2015 period also includes a one-time tax benefit of $174 million in Japan related to a change in tax rate, a $61 million tax benefit related to restructuring in Chile, a $57 million tax benefit related to the repatriation of earnings from Japan, and a $16 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return. The 2014 period includes a $54 million tax charge related to tax reform in Chile, an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter which was not deductible for income tax purposes, a $45 million tax charge related to the repatriation of earnings from Japan, and a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return.
Operating Earnings. Operating earnings available to common shareholders decreased $869 million, net of income tax, to $4.1 billion for the nine months ended September 30, 2015 from $5.0 billion for the nine months ended September 30, 2014.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders
Three Months Ended September 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$362	$386	$476	$78	$655	$85	$(844)	$1,198
Less: Net investment gains (losses)	70	11	139	9	325	14	(186)	382
Less: Net derivative gains (losses)	(282)	259	127	(108)	107	7	375	485
Less: Other adjustments to continuing operations (1)	(35)	(42)	(37)	(32)	(21)	(14)	(25)	(206)
Less: Provision for income tax (expense) benefit	86	(80)	(79)	33	(94)	12	(52)	(174)
Operating earnings	$523	$238	$326	$176	$338	$66	(956)	711
Less: Preferred stock dividends							6	6
Operating earnings available to common shareholders							$(962)	$705
Three Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$909	$278	$509	$119	$338	$77	$(136)	$2,094
Less: Net investment gains (losses)	9	(9)	180	(4)	136	(9)	(194)	109
Less: Net derivative gains (losses)	283	106	28	(61)	(80)	16	186	478
Less: Other adjustments to continuing operations (1)	(100)	(41)	(31)	87	(32)	1	(30)	(146)
Less: Provision for income tax (expense) benefit	(68)	(19)	(63)	(25)	4	(9)	(22)	(202)
Operating earnings	$785	$241	$395	$122	$310	$78	(76)	1,855
Less: Preferred stock dividends							30	30
Operating earnings available to common shareholders							$(106)	$1,825
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,725	$760	$1,312	$282	$1,568	$215	$(1,382)	$4,480
Less: Net investment gains (losses)	147	22	313	7	450	22	(426)	535
Less: Net derivative gains (losses)	(64)	200	73	(144)	134	21	174	394
Less: Other adjustments to continuing operations (1)	(299)	(125)	(63)	(51)	(113)	(7)	(35)	(693)
Less: Provision for income tax (expense) benefit	75	(34)	(112)	47	7	(7)	93	69
Operating earnings	$1,866	$697	$1,101	$423	$1,090	$186	(1,188)	4,175
Less: Preferred stock dividends							67	67
Operating earnings available to common shareholders							$(1,255)	$4,108
Nine Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$2,152	$745	$852	$256	$1,106	$279	$(578)	$4,812
Less: Net investment gains (losses)	25	(10)	(556)	11	375	(16)	(256)	(427)
Less: Net derivative gains (losses)	579	293	256	(57)	(122)	103	80	1,132
Less: Other adjustments to continuing operations (1)	(521)	(122)	(55)	(146)	(50)	31	(60)	(923)
Less: Provision for income tax (expense) benefit	(29)	(56)	109	32	(64)	(60)	30	(38)
Operating earnings	$2,098	$640	$1,098	$416	$967	$221	(372)	5,068
Less: Preferred stock dividends							91	91
Operating earnings available to common shareholders							$(463)	$4,977
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended September 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$4,983	$5,106	$3,312	$1,109	$3,043	$206	$272	$18,031
Less: Net investment gains (losses)	70	11	139	9	325	14	(186)	382
Less: Net derivative gains (losses)	(282)	259	127	(108)	107	7	375	485
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	2	(2)	—	1
Less: Other adjustments to revenues (1)	(12)	(42)	(25)	(11)	(205)	(513)	4	(804)
Total operating revenues	$5,206	$4,878	$3,071	$1,219	$2,814	$700	$79	$17,967
Total expenses	$4,543	$4,509	$2,580	$1,101	$2,169	$126	$840	$15,868
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	41	—	—	—	2	(2)	—	41
Less: Other adjustments to expenses (1)	(17)	—	12	21	(184)	(499)	29	(638)
Total operating expenses	$4,519	$4,509	$2,568	$1,080	$2,351	$627	$811	$16,465
Three Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,699	$4,824	$2,239	$1,414	$3,399	$1,085	$186	$18,846
Less: Net investment gains (losses)	9	(9)	180	(4)	136	(9)	(194)	109
Less: Net derivative gains (losses)	283	106	28	(61)	(80)	16	186	478
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	7	1	—	8
Less: Other adjustments to revenues (1)	(13)	(41)	(15)	15	145	238	4	333
Total operating revenues	$5,420	$4,768	$2,046	$1,464	$3,191	$839	$190	$17,918
Total expenses	$4,467	$4,402	$1,457	$1,200	$2,911	$976	$481	$15,894
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(28)	—	—	—	(1)	2	—	(27)
Less: Other adjustments to expenses (1)	115	—	16	(72)	185	236	34	514
Total operating expenses	$4,380	$4,402	$1,441	$1,272	$2,727	$738	$447	$15,407
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$15,714	$14,753	$7,335	$3,684	$9,267	$1,953	$201	$52,907
Less: Net investment gains (losses)	147	22	313	7	450	22	(426)	535
Less: Net derivative gains (losses)	(64)	200	73	(144)	134	21	174	394
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	12	(4)	—	8
Less: Other adjustments to revenues (1)	(56)	(125)	(76)	7	80	(231)	12	(389)
Total operating revenues	$15,687	$14,656	$7,025	$3,814	$8,591	$2,145	$441	$52,359
Total expenses	$13,343	$13,577	$5,323	$3,434	$7,374	$1,706	$1,815	$46,572
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	37	—	—	—	9	(4)	—	42
Less: Other adjustments to expenses (1)	206	—	(13)	58	196	(224)	47	270
Total operating expenses	$13,100	$13,577	$5,336	$3,376	$7,169	$1,934	$1,768	$46,260
Nine Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$16,455	$14,459	$5,822	$4,180	$9,614	$3,206	$461	$54,197
Less: Net investment gains (losses)	25	(10)	(556)	11	375	(16)	(256)	(427)
Less: Net derivative gains (losses)	579	293	256	(57)	(122)	103	80	1,132
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	8	7	—	14
Less: Other adjustments to revenues (1)	(58)	(122)	39	39	95	620	30	643
Total operating revenues	$15,910	$14,298	$6,083	$4,187	$9,258	$2,492	$607	$52,835
Total expenses	$13,450	$13,318	$4,500	$3,846	$8,014	$2,818	$1,523	$47,469
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	33	—	—	—	(5)	9	—	37
Less: Other adjustments to expenses (1)	429	—	94	185	158	587	90	1,543
Total operating expenses	$12,988	$13,318	$4,406	$3,661	$7,861	$2,222	$1,433	$45,889
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$10,376	$9,685	$28,942	$28,755
Universal life and investment-type product policy fees	2,247	2,522	6,876	7,205
Net investment income	4,849	5,193	15,016	15,373
Other revenues	495	518	1,525	1,502
Total operating revenues	17,967	17,918	52,359	52,835
Operating expenses
Policyholder benefits and claims and policyholder dividends	10,780	9,854	29,730	29,191
Interest credited to policyholder account balances	1,331	1,426	4,004	4,252
Capitalization of DAC	(955)	(1,071)	(2,850)	(3,148)
Amortization of DAC and VOBA	971	999	2,925	3,074
Amortization of negative VOBA	(82)	(96)	(255)	(298)
Interest expense on debt	294	292	898	885
Other expenses	4,126	4,003	11,808	11,933
Total operating expenses	16,465	15,407	46,260	45,889
Provision for income tax expense (benefit)	791	656	1,924	1,878
Operating earnings	711	1,855	4,175	5,068
Less: Preferred stock dividends	6	30	67	91
Operating earnings available to common shareholders	$705	$1,825	$4,108	$4,977
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were higher tax and related interest expenses, lower investment yields, an unfavorable impact from our annual review of actuarial assumptions and unfavorable underwriting results.
Foreign Currency. Changes in foreign currency exchange rates had a $96 million negative impact on operating earnings compared to the prior period.
Business Growth. We experienced higher sales and business growth across the majority of our segments. The positive impact on net investment income from growth in the investment portfolios of our domestic and Latin America segments was partially offset by higher surrenders of foreign currency-denominated fixed annuity products in Japan. In our Retail segment, the impact of negative net flows from our deferred annuities business contributed to a decrease in average separate account balances and, consequently, lower asset-based fee income, partially offset by lower DAC amortization due to the decrease in our in-force business. Declines in broker-dealer revenue also decreased operating earnings for our Retail segment. The changes in business growth discussed above resulted in a $136 million increase in operating earnings.

Market Factors. Market factors, including the sustained low interest rate environment, continued to impact our investment yields. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with corresponding fluctuations in policyholder benefits, with a minimal impact to operating earnings. Excluding the impact of inflation-indexed investments in the Latin America segment, investment yields decreased as a result of lower returns on our other limited partnership interests, alternative investments and our securities lending program, as well as lower prepayment fees. Investment returns were also negatively impacted by lower yields from fixed maturity securities and mortgage loans, as a result of the sustained low interest rate environment and by an increase in our holdings of lower yielding Japanese government securities. These decreases were partially offset by higher returns on currency and interest rate derivatives. In addition, investment returns were positively affected by the favorable impact of increased sales of foreign currency-denominated fixed annuities resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. The changes in market factors discussed above resulted in a $271 million decrease in operating earnings.
Underwriting and Actuarial Assumption Review. Our property & casualty businesses experienced higher non-catastrophe related claim costs, as well as higher catastrophe-related losses. Unfavorable morbidity experience, primarily from our Group, Voluntary & Worksite Benefits segment, was partially offset by net favorable mortality experience. Favorable mortality experience from our Group, Voluntary & Worksite Benefits segment was partially offset by less favorable mortality experience in our Retail and Corporate Benefit Funding segments. In addition, our Latin America segment had unfavorable claims experience. The combined impact of mortality, morbidity and claims experience decreased operating earnings by $40 million. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $100 million and were primarily related to unfavorable DAC unlockings in our Retail segment.
Expenses. In the current period, other expenses include the aforementioned $235 million charge for interest on uncertain tax positions. An additional $31 million increase in expenses was primarily the result of costs associated with corporate initiatives and projects in Asia.
Taxes. The Company’s current period effective tax rate differs from the U.S. statutory rate of 35% primarily due to the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. The Company’s current and prior period effective tax rates also differed from the U.S. statutory rate due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, the current period includes one-time tax benefits of $60 million related to restructuring in Chile, $31 million related to the repatriation of earnings from Japan, $16 million related to the filing of the Company’s U.S. federal tax return, and a $8 million charge primarily related to other tax preference items. The prior period includes a $41 million one-time tax charge related to tax reform in Chile, a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return, as well as additional tax benefits of $27 million related to the separate account dividends received deduction, and $12 million primarily related to the repatriation of earnings from Japan and other foreign tax benefits.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were higher tax and related interest expenses, lower investment yields and an unfavorable impact from our annual review of actuarial assumptions, partially offset by higher net investment income from portfolio growth.
Foreign Currency. Changes in foreign currency exchange rates had a $240 million negative impact on operating earnings compared to the prior period.
Business Growth. We benefited from higher sales and business growth across the majority of our segments. Growth in the investment portfolios of our domestic and Latin America segments generated higher net investment income, which was partially offset by higher surrenders of foreign currency-denominated fixed annuity products in Japan. The changes in business growth discussed above resulted in a $432 million increase in operating earnings.

Market Factors. Market factors, including the sustained low interest rate environment, continued to impact our investment yields. Excluding the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as well as by lower returns on our other limited partnership interests, our securities lending program and our alternative investments. Yields were also negatively impacted by an increase in our holdings of lower yielding Japanese government securities. These decreases were partially offset by higher returns on currency and interest rate derivatives, higher returns on real estate and real estate joint ventures and increased prepayment fees. In addition, investment returns were positively affected by the favorable impact of increased sales of foreign currency-denominated fixed annuities resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. The decrease in operating earnings from lower investment yields was partially offset by an increase in asset-based fee income and lower costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”), both within our Retail segment. The changes in market factors discussed above resulted in a $278 million decrease in operating earnings.
Actuarial Assumption Review and Other Insurance Adjustments. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $100 million and were primarily related to unfavorable DAC unlockings in our Retail segment. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a net decrease of $65 million in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our Retail segment in the prior period.
Expenses. In the current period, other expenses include the aforementioned $235 million charge for interest on uncertain tax positions. An additional $138 million increase in expenses was primarily the result of higher employee-related costs and an increase in expenses associated with corporate initiatives and projects, primarily in Asia. These increases were partially offset by prior period charges totaling $57 million related to the aforementioned settlement of a licensing matter.
Taxes. The Company’s current period effective tax rates differed from the U.S. statutory rate of 35%, primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate, partially offset by the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. The current period also includes a one-time tax benefit of $60 million related to restructuring in Chile, a $61 million benefit in Japan related to a tax rate change, a $31 million tax benefit related to the repatriation of earnings from Japan, a $16 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return and $12 million primarily related to other foreign tax benefits. The Company’s prior period effective tax rates differed from the U.S. statutory rate of 35%, primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. In the prior period, the Company realized a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return. However, this was more than offset by a $41 million one-time tax charge related to tax reform in Chile and an $18 million prior period tax charge related to the aforementioned settlement of a licensing matter which was not deductible for income tax purposes. The Company also recorded an $8 million tax charge in the prior period related to the repatriation of earnings from Japan.

Segment Results and Corporate & Other
Retail
Business Overview. Retail annuity sales increased 20% as a result of new variable annuity products introduced in late 2014 and early 2015 and higher indexed annuity sales. Life sales increased 36% driven by increases in our term life products (due to pricing actions), universal life products (due to a new product launched late in 2014) and whole life products (as a result of several large cases and a continued focus on our enhanced underwriting programs). A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to lower market performance along with the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$1,806	$1,869	$5,302	$5,405
Universal life and investment-type product policy fees	1,229	1,311	3,717	3,814
Net investment income	1,930	1,965	5,913	5,906
Other revenues	241	275	755	785
Total operating revenues	5,206	5,420	15,687	15,910
Operating expenses
Policyholder benefits and claims and policyholder dividends	2,607	2,555	7,429	7,400
Interest credited to policyholder account balances	550	567	1,643	1,683
Capitalization of DAC	(266)	(239)	(770)	(722)
Amortization of DAC and VOBA	432	335	1,207	1,142
Interest expense on debt	(1)	(1)	(2)	(1)
Other expenses	1,197	1,163	3,593	3,486
Total operating expenses	4,519	4,380	13,100	12,988
Provision for income tax expense (benefit)	164	255	721	824
Operating earnings	$523	$785	$1,866	$2,098
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Operating earnings attributable to business growth was essentially flat. Our life businesses had positive net flows which resulted in higher net investment income. In addition, net investment income increased as a result of a larger invested asset base due to a higher amount of allocated equity as compared to the prior period. This favorable impact was partially offset by an increase in interest credited expenses. Declines in broker-dealer revenue also decreased operating earnings. In our deferred annuities business, the impact of negative net flows contributed to a decrease in average separate account balances and, consequently, lower asset-based fee income, partially offset by lower DAC amortization due to the decrease in our in-force business.
Market Factors. A $69 million decrease in operating earnings was attributable to market factors, including equity markets and interest rates. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. Lower returns on other limited partnership interests and decreased prepayment fees also resulted in decreased operating earnings. Lower equity returns drove a decline in our average separate account balances which resulted in a decrease in asset-based fee income, as well as higher DAC amortization, partially offset by lower costs associated with our variable annuity GMDBs.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality in our universal life and income annuities businesses, partially offset by favorable mortality in our traditional life business resulted in a net decrease of $4 million in operating earnings. In our property & casualty business, non-catastrophe claim costs increased $14 million as a result of higher severities in both our auto and homeowners businesses and higher frequencies in our auto business, partially offset by lower frequencies in our homeowners business. Catastrophe-related losses also increased $7 million. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $118 million and were primarily related to unfavorable DAC unlockings in the life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $6 million decrease in operating earnings.
Expenses and Taxes. Operating earnings decreased due to an increase in expenses of $8 million, mainly the result of an increase in non-recurring expenses related to the conversion to a new clearing firm for our broker-dealer business and higher employee-related costs. In the current period, we realized lower tax benefits of $33 million primarily related to the separate account dividends received deduction.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $55 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income. In addition, net investment income increased as a result of a larger invested asset base due to a higher amount of allocated equity as compared to the prior period. This favorable impact was partially offset by a related increase in DAC amortization and an increase in interest credited expenses. Declines in broker-dealer revenue also decreased operating earnings. In our property & casualty business, an increase in average premium per policy in both the auto and homeowners businesses improved operating earnings, but was partially offset by a decrease in exposures. In our deferred annuities business, the impact of negative net flows contributed to a decrease in average separate account balances and, consequently, lower asset-based fee income, partially offset by lower DAC amortization due to the decrease in our in-force business.
Market Factors. A $44 million decrease in operating earnings was attributable to market factors, including equity markets and interest rates. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in current period income from lower yields was partially offset by a decrease in DAC amortization. Operating earnings increased due to lower interest credited expense in our deferred annuities business as a result of declines in average interest credited rates. Lower returns on other limited partnership interests were partially offset by increased prepayment fees and higher returns on real estate joint ventures. While the current period equity returns were lower than in the prior period, the overall cumulative positive equity markets since the prior period increased our average separate account balances which resulted in an increase in asset-based fee income, partially offset by higher DAC amortization. In addition, costs associated with our variable annuity GMDBs were lower in the current period.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality in our universal life business, partially offset by favorable mortality in our traditional life and income annuities businesses resulted in a net decrease of $22 million in operating earnings. In our property & casualty business, catastrophe-related losses increased $9 million mainly due to severe winter weather in the current period. Non-catastrophe claim costs increased by $7 million as a result of higher severities in our auto and homeowners businesses and higher frequencies in our auto business, partially offset by lower frequencies in our homeowners business. Favorable morbidity experience in our individual disability income business resulted in a $7 million increase in operating earnings. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $118 million and were primarily related to unfavorable DAC unlockings in the life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a decrease of $27 million in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our life business in the prior period, partially offset by adjustments in our annuities business.
Expenses and Taxes. Operating earnings decreased due to an increase in expenses of $49 million, mainly the result of higher employee-related costs. In the current period, we realized lower tax benefits of $13 million primarily related to the separate account dividends received deduction.

Group, Voluntary & Worksite Benefits
Business Overview. Premiums increased for most of our businesses as a result of gradual growth in the U.S. economy, a decrease in the U.S. unemployment rate and low inflation. Our term life, disability, dental, and voluntary benefits businesses generated premium growth through sales and persistency. The dental business also benefited from pricing actions on existing business. While premiums have increased, current period sales were generally lower as a result of an increase in competition, particularly in the dental business. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$4,092	$4,010	$12,313	$12,050
Universal life and investment-type product policy fees	188	180	559	538
Net investment income	485	475	1,444	1,396
Other revenues	113	103	340	314
Total operating revenues	4,878	4,768	14,656	14,298
Operating expenses
Policyholder benefits and claims and policyholder dividends	3,805	3,729	11,445	11,299
Interest credited to policyholder account balances	39	38	114	117
Capitalization of DAC	(41)	(37)	(113)	(107)
Amortization of DAC and VOBA	40	38	120	109
Other expenses	666	634	2,011	1,900
Total operating expenses	4,509	4,402	13,577	13,318
Provision for income tax expense (benefit)	131	125	382	340
Operating earnings	$238	$241	$697	$640
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $20 million increase in operating earnings was attributable to business growth. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings. Growth in premiums, as well as increases in allocated equity, resulted in higher average invested assets, improving operating earnings. Consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased. An increase in the annual assessment of the Patient Protection and Affordable Care Act (“PPACA”) fee increased other expenses in the current period; however, the impact of the assessment was significantly offset by a related increase in premiums from our dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues.
Market Factors. The sustained low interest rate environment drove lower investment yields on our mortgage loans and fixed maturity securities. In addition, yields were negatively impacted by a reduction in the size of our securities lending program. This was partially offset by higher returns on alternative investments, real estate joint ventures and currency derivatives. Unlike in the Retail and Corporate Benefit Funding segments, in the Group, Voluntary & Worksite Benefits segment, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decline in investment yields was largely offset by the impact of lower crediting rates in the current period, which resulted in a slight decrease in operating earnings.

Underwriting and Other Insurance Adjustments. Our life businesses experienced favorable mortality in the current period, mainly due to favorable claims experience, which resulted in a $29 million increase in operating earnings. Unfavorable morbidity experience in our long-term care and dental businesses, largely due to less favorable reserve development, resulted in a $6 million decrease in operating earnings. Non-catastrophe claim costs increased $14 million, the result of higher severities in both our auto and homeowners businesses, as well as higher frequencies in our homeowners business, partially offset by lower frequencies in our auto business. Less favorable development of prior period non-catastrophe losses decreased our operating earnings by $5 million. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $21 million decrease in operating earnings.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $48 million increase in operating earnings was attributable to business growth. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings. Growth in premiums, as well as increases in allocated equity resulted in higher average invested assets, improving operating earnings. Consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased. An increase in the annual assessment of the PPACA fee increased other expenses in the current period; however, the impact of the assessment was significantly offset by a related increase in premiums from our dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues.
Market Factors. The sustained low interest rate environment drove lower investment yields on our mortgage loans and fixed maturity securities. In addition, yields were negatively impacted by a reduction in the size of our securities lending program. This was partially offset by higher returns on alternative investments and currency derivatives. The decrease in investment yields was more than offset by the impact of lower crediting rates in the current period, which resulted in an increase in operating earnings of $8 million.
Underwriting and Other Insurance Adjustments. In our property & casualty business, catastrophe-related losses increased by $23 million, mainly due to severe winter weather in the current period. In addition, non-catastrophe claim costs increased $21 million, resulting from higher severities in both our auto and homeowners businesses, as well as higher frequencies in our auto business, partially offset by lower frequencies in our homeowners businesses. Our life and accidental death and dismemberment businesses experienced favorable mortality in the current period, mainly due to favorable claims experience, which resulted in a $53 million increase in operating earnings. Favorable morbidity experience in our long-term care and disability businesses was partially offset by less favorable reserve development in our dental business, and resulted in a $9 million increase in operating earnings. The favorable claims experience in our long-term care business was due to higher net closures and the impact of lapses on certain insurance liabilities. In our disability business, the favorable claims experience was primarily driven by fewer approvals, a reduction in the average size of claims and higher net closures. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $16 million decrease in operating earnings.

Corporate Benefit Funding
Business Overview. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2015, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Despite the decline in funding ratios for defined benefit pension plans of S&P 500 companies, higher pension plan closeouts resulted in an increase in premiums. In addition, more competitive pricing in the market drove a decrease in structured settlement annuity sales. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$1,555	$451	$2,292	$1,438
Universal life and investment-type product policy fees	55	60	168	172
Net investment income	1,391	1,464	4,347	4,259
Other revenues	70	71	218	214
Total operating revenues	3,071	2,046	7,025	6,083
Operating expenses
Policyholder benefits and claims and policyholder dividends	2,154	1,033	4,078	3,194
Interest credited to policyholder account balances	295	279	882	844
Capitalization of DAC	(1)	(11)	(11)	(30)
Amortization of DAC and VOBA	6	5	17	15
Interest expense on debt	1	2	3	6
Other expenses	113	133	367	377
Total operating expenses	2,568	1,441	5,336	4,406
Provision for income tax expense (benefit)	177	210	588	579
Operating earnings	$326	$395	$1,101	$1,098
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of current period deposits resulted in higher invested assets, which drove an increase in net investment income, partially offset by the related increase in interest credited expense, and resulted in a $10 million increase in operating earnings.
Market Factors. The sustained low interest rate environment drove lower investment yields on mortgage loans, as well as from our securities lending program. In addition, weaker equity markets in the current period resulted in lower returns on other limited partnership interests. These unfavorable changes were partially offset by higher income on interest rate and currency derivatives. The combined impact of lower investment returns and slightly higher interest credited expense, resulted in a decrease in operating earnings of $72 million.
Underwriting and Other Insurance Adjustments. Less favorable mortality, primarily from our pension closeout and structured settlement businesses, was partially offset by more favorable mortality in our specialized life insurance products and resulted in a slight decrease in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $4 million.
Expenses. Lower non-deferrable commissions driven by a decrease in structured settlement annuity sales in the current period resulted in a slight increase in operating earnings.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.

Business Growth. The impact of current period deposits and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income, partially offset by the related increase in interest credited expense, and resulted in a $120 million increase in operating earnings.
Market Factors. The sustained low interest rate environment drove lower investment yields on mortgage loans and fixed maturity securities, as well as from our securities lending program. In addition, weaker equity markets in the current period resulted in lower returns on other limited partnership interests. These unfavorable changes were partially offset by higher income on interest rate and currency derivatives, real estate and real estate joint ventures, as well as the favorable impact of a conversion of the securities accounting system. An increase in interest credited expense, resulting from a higher average rate, was driven by the effect of divesting a lower yielding product in early 2014. The combined impact of lower investment returns and higher interest credited expense, resulted in a decrease in operating earnings of $107 million.
Underwriting and Other Insurance Adjustments. More favorable mortality, primarily from our income annuity and specialized life insurance products, was partially offset by less favorable mortality in our pension closeout and structured settlement businesses and resulted in a $7 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $10 million.
Expenses. Slightly higher employee-related costs and annual premium tax adjustments were partially offset by lower non-deferrable commissions, driven by a decrease in structured settlement annuity sales in the current period, and decreased operating earnings by $5 million.
Latin America
Business Overview. Total sales of life and accident & health products increased across several countries, as well as in our U.S. direct business, partially offset by decreased credit and retirement product sales in Mexico.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$668	$812	$2,150	$2,293
Universal life and investment-type product policy fees	261	328	856	956
Net investment income	279	317	780	915
Other revenues	11	7	28	23
Total operating revenues	1,219	1,464	3,814	4,187
Operating expenses
Policyholder benefits and claims and policyholder dividends	630	735	1,955	2,100
Interest credited to policyholder account balances	88	97	263	295
Capitalization of DAC	(105)	(112)	(316)	(320)
Amortization of DAC and VOBA	57	102	221	265
Amortization of negative VOBA	—	—	(1)	(1)
Other expenses	410	450	1,254	1,322
Total operating expenses	1,080	1,272	3,376	3,661
Provision for income tax expense (benefit)	(37)	70	15	110
Operating earnings	$176	$122	$423	$416
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Effective September 1, 2015, ProVida was merged into MetLife Chile Acquisition Company resulting in a current period one-time income tax benefit of $60 million. In the third quarter of 2014, our Chilean businesses, including ProVida, incurred a one-time tax charge of $41 million ($35 million after adjusting for foreign currency fluctuations) as a result of tax reform in Chile.

Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $34 million for the third quarter of 2015 compared to the prior period, which included the impact of changes in foreign currency related to the aforementioned prior period tax charge.
Business Growth. Although premiums were relatively flat, growth in our businesses resulted in higher policy fee income. An increase in average invested assets, primarily in Mexico and Chile, generated higher net investment income. Increases in marketing costs and commissions resulted in higher operating expenses, which were partially offset by increased DAC capitalization. The sum of items discussed above resulted in an $83 million increase in operating earnings.
Market Factors. The net impact of changes in market factors resulted in a $72 million decrease in operating earnings driven by lower investment yields and higher interest credited expense. Investment yields decreased, primarily driven by lower investment returns on fixed income securities in Mexico and Chile and lower investment returns on alternative investments in Chile.
Underwriting and Other Insurance Adjustments. Unfavorable claims experience in several countries decreased operating earnings by $11 million. Refinements to DAC and other adjustments recorded in both the current and prior periods resulted in a $4 million decrease in operating earnings.
Expenses and Taxes. Higher expenses, primarily generated by employee-related costs across several countries, decreased operating earnings by $2 million. In addition to the impact of the aforementioned ProVida merger and Chilean tax reform, as well as tax-related adjustments decreased operating earnings by $4 million.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
The aforementioned ProVida merger resulted in a current period one-time income tax benefit of $60 million. In addition, the impact of the aforementioned prior period Chilean tax reform resulted in an increase in operating earnings of $41 million ($35 million after adjusting for foreign currency fluctuations).
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $80 million for the first nine months of 2015 compared to the prior period, which included the impact of changes in foreign currency related to the aforementioned prior period tax charge.
Business Growth. Total sales for the region decreased primarily due to the impact of a large contract in Mexico in the prior period. Excluding this large contract, sales increased due to organic growth in several countries, as well as increased sales of life and accident & health products in our U.S. direct business. The resulting increase in premiums was partially offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Mexico and Chile, generated higher net investment income. Growth in our businesses resulted in higher policy fee income, as well as increased marketing costs and commissions, which were partially offset by increased DAC capitalization. The items discussed above were the primary drivers of a $113 million increase in operating earnings.
Market Factors. The net impact of changes in market factors resulted in a $77 million decrease in operating earnings, driven by lower investment yields and higher interest credited expense. Investment yields decreased on fixed income securities in Mexico and Chile, and we experienced lower investment returns on alternative investments in Chile.
Underwriting and Other Insurance Adjustments. Unfavorable claims experience in several countries decreased operating earnings by $5 million. Refinements to DAC and other adjustments recorded in both the current and prior periods resulted in a $9 million decrease in operating earnings.
Expenses and Taxes. Higher expenses, primarily generated by employee-related costs across several countries, decreased operating earnings by $11 million. In addition, operating earnings decreased $17 million primarily due to a tax charge in Argentina due to the devaluation of the peso.

Asia
Business Overview. Sales decreased due to lower group sales in Australia as compared to the prior period. This was partially offset by growth in our ordinary life and accident & health businesses in Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$1,736	$1,939	$5,297	$5,742
Universal life and investment-type product policy fees	382	487	1,179	1,276
Net investment income	670	738	2,033	2,162
Other revenues	26	27	82	78
Total operating revenues	2,814	3,191	8,591	9,258
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,331	1,535	4,046	4,357
Interest credited to policyholder account balances	327	394	992	1,175
Capitalization of DAC	(435)	(507)	(1,268)	(1,458)
Amortization of DAC and VOBA	309	367	971	1,067
Amortization of negative VOBA	(77)	(89)	(241)	(275)
Other expenses	896	1,027	2,669	2,995
Total operating expenses	2,351	2,727	7,169	7,861
Provision for income tax expense (benefit)	125	154	332	430
Operating earnings	$338	$310	$1,090	$967
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $42 million for the third quarter of 2015 compared to the prior period and resulted in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased over the prior period driven by higher accident and health persistency in Japan. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. In addition, we had decreases in interest credited expenses and variable expenses. Higher surrenders of foreign currency-denominated fixed annuity products in Japan resulted in lower average invested assets and a decrease in net investment income. The combined impact of the items discussed above increased operating earnings by $9 million.
Market Factors. Investment returns were positively affected by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan, resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. In addition, investment returns were positively affected by higher net investment income resulting from a recovery on a previously impaired mortgage loan in Japan. These increases in yields, were partially offset by the continued growth of lower yielding Japanese government securities. Higher investment yields, combined with the impact of foreign currency hedges, increased operating earnings by $40 million.
Actuarial Assumption Review. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $22 million.
Expenses and Taxes. Higher expenses, primarily driven by costs associated with corporate initiatives and projects, reduced operating earnings by $27 million. Current period results include one-time tax benefits of $15 million related to the U.S. taxation of dividends from Japan and $6 million for a tax refund in Korea related to unclaimed surrender value.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $103 million for the first nine months of 2015 compared to the prior period and resulted in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased over the prior period driven by broad based in-force growth across the region, including growth in our ordinary life and accident & health businesses in Japan and Korea, as well as our group insurance business in Australia. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. During the period, surrenders of foreign currency-denominated fixed annuity products in Japan also contributed to higher fee income. The impact of these surrenders, partially offset by positive net flows in Korea, Bangladesh and India, resulted in lower average invested assets and a decrease in net investment income. In addition, we had decreases in interest credited expenses partially offset by increases in amortization of DAC and VOBA. The combined impact of the items discussed above improved operating earnings by $53 million.
Market Factors. Investment returns were positively affected by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. Improved operating results of our China joint venture and higher net investment income resulting from a recovery of a previously impaired mortgage loan in Japan also drove higher operating earnings. These increases in yields were partially offset by the continued growth of lower yielding Japanese government securities. Higher investment yields, combined with the impact of foreign currency hedges, increased operating earnings by $82 million.
Underwriting and Actuarial Assumption Review. Favorable claims experience, primarily in Japan and China, resulted in a slight increase in operating earnings. In addition, on an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $22 million.
Expenses and Taxes. Higher expenses, primarily driven by costs associated with corporate initiatives and projects, reduced operating earnings by $27 million. Current period results include one-time tax benefits of $61 million related to a change in tax rates, $12 million for the settlement of an audit and $15 million related to the U.S. taxation of dividends, each related to Japan. In addition, in the current period, Korea received a tax refund of $6 million related to unclaimed surrender value. Prior period results include one-time tax benefits of $9 million related to the U.S. taxation of dividends and $4 million resulting from a tax rate change, each related to Japan.

EMEA
Business Overview. In the third quarter of 2014, we had strong employee benefit sales in the Middle East which caused a decrease in sales compared to prior period. This was partially offset by growth in our accident & health products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$501	$581	$1,534	$1,762
Universal life and investment-type product policy fees	106	127	322	353
Net investment income	82	109	249	328
Other revenues	11	22	40	49
Total operating revenues	700	839	2,145	2,492
Operating expenses
Policyholder benefits and claims and policyholder dividends	233	252	737	784
Interest credited to policyholder account balances	27	43	91	112
Capitalization of DAC	(107)	(165)	(372)	(511)
Amortization of DAC and VOBA	127	152	388	476
Amortization of negative VOBA	(5)	(7)	(13)	(22)
Other expenses	352	463	1,103	1,383
Total operating expenses	627	738	1,934	2,222
Provision for income tax expense (benefit)	7	23	25	49
Operating earnings	$66	$78	$186	$221
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $20 million for the third quarter of 2015 compared to the prior period.
Business Growth. Operating earnings benefited from growth in the Middle East as compared to the prior period. Net investment income increased primarily driven by higher average invested assets in the Gulf and Egypt. The combined impact of these items increased operating earnings by $14 million.
Actuarial Assumption Review. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $4 million.
Taxes and Other. Tax benefits in the current period resulted in an increase in operating earnings of $8 million primarily in the UK and Greece. Prior period operating earnings include a $7 million one-time benefit related to the pension reform in Poland. In addition, in the prior period, we converted to calendar year reporting for certain of our subsidiaries, which resulted in a $3 million increase to operating earnings.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $57 million for the first nine months of 2015 compared to the prior period.
Business Growth. Operating earnings benefited from growth in the Middle East as compared to the prior period. Net investment income increased primarily driven by an increase in yields in Russia, Egypt and Turkey, partially offset by lower average invested assets in Poland and the UK. The combined impact of these items increased operating earnings by $27 million.

Actuarial Assumption Review. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $4 million.
Taxes and Other. The Company received tax benefits in both periods; however, since the current period benefit was larger, operating earnings increased $6 million for the current period. Prior period operating earnings included a $7 million one-time benefit related to the pension reform in Poland. In addition, both periods included similar impacts from the conversion to calendar year reporting for certain of our subsidiaries.
Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$18	$23	$54	$65
Universal life and investment-type product policy fees	26	29	75	96
Net investment income	12	125	250	407
Other revenues	23	13	62	39
Total operating revenues	79	190	441	607
Operating expenses
Policyholder benefits and claims and policyholder dividends	20	15	40	57
Interest credited to policyholder account balances	5	8	19	26
Amortization of DAC and VOBA	—	—	1	—
Interest expense on debt	294	291	897	880
Other expenses	492	133	811	470
Total operating expenses	811	447	1,768	1,433
Provision for income tax expense (benefit)	224	(181)	(139)	(454)
Operating earnings	(956)	(76)	(1,188)	(372)
Less: Preferred stock dividends	6	30	67	91
Operating earnings available to common shareholders	$(962)	$(106)	$(1,255)	$(463)
The table below presents operating earnings available to common shareholders by source net of income tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Other business activities	$5	$21	$29	$56
Other net investment income	16	88	170	271
Interest expense on debt	(191)	(189)	(583)	(572)
Preferred stock dividends	(6)	(30)	(67)	(91)
Acquisition costs	—	—	—	(5)
Corporate initiatives and projects	(45)	(43)	(142)	(114)
Incremental tax benefit (expense)	(480)	91	(325)	164
Other	(261)	(44)	(337)	(172)
Operating earnings available to common shareholders	$(962)	$(106)	$(1,255)	$(463)

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities decreased $16 million. This was primarily due to lower operating earnings from start-up operations and from the assumed reinsurance from our former operating joint venture in Japan, reflecting lower fund returns, a reduction in in-force due to surrenders and unfavorable foreign currency impacts.
Other Net Investment Income. A $72 million decrease in other net investment income was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, as well as lower returns on alternative investments and lower yields on fixed maturity securities and mortgage loans as a result of the sustained low interest rate environment. This decrease was partially offset by increased income from higher average invested assets.
Preferred Stock Dividends. Preferred stock dividends decreased by $24 million due to the repurchase of MetLife, Inc.’s 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred stock”), which dividends were paid quarterly. In June 2015, MetLife, Inc. issued 1,500,000 shares of 5.25% Fixed to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”), which dividends will be paid semi-annually commencing December 15, 2015 and ending on June 15, 2020, and paid quarterly thereafter.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The current period includes the aforementioned tax charge of $557 million, which was recorded under accounting guidance for the recognition of tax uncertainties. We had lower utilization of tax preferenced investments and other benefits, which decreased our operating earnings by $14 million over the prior period.
Other. The current period includes the aforementioned $235 million charge for interest on uncertain tax positions. The current period also includes a $20 million impairment charge on a real estate property. These increases in expenses were partially offset by a $21 million one-time refund received for a favorable outcome on prior year tax audits and a decrease in employee-related costs of $12 million.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities decreased $27 million. This was primarily due to lower operating earnings from start-up operations and from the assumed reinsurance from our former operating joint venture in Japan, reflecting lower fund returns, a reduction in in-force due to surrenders and unfavorable foreign currency impacts.
Other Net Investment Income. A $101 million decrease in other net investment income was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, as well as lower returns on alternative investments and lower yields on fixed maturity securities and mortgage loans as a result of the sustained low interest rate environment. This decrease was partially offset by increased income from higher average invested assets.
Preferred Stock Dividends. Preferred stock dividends decreased by $24 million due to the repurchase of the Series B preferred stock, which dividends were paid quarterly. In June 2015, MetLife, Inc. issued 1,500,000 shares of the Series C preferred stock, which dividends will be paid semi-annually commencing December 15, 2015 and ending on June 15, 2020, and paid quarterly thereafter.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $28 million, primarily due to increased costs associated with enterprise-wide initiatives taken by the Company.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The current period includes the aforementioned tax charge of $557 million, which was recorded under accounting guidance for the recognition of tax uncertainties. The prior period includes an $18 million tax charge related to a portion of the settlement of a licensing matter that was not deductible for income tax purposes. In addition, we had higher utilization of tax preferenced investments and other benefits which increased our operating earnings by $50 million from the prior period.

Other. The current period includes the aforementioned charge of $235 million for interest on uncertain tax positions. The current period also includes a $20 million impairment charge on a real estate property. These increases in expenses were partially offset by a $21 million one-time tax refund received for a favorable outcome on prior year tax audits and a decrease in employee-related costs of $20 million from the prior period. Our results for the prior period include charges totaling $57 million related to the settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. This was partially offset by an $18 million prior period increase in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities.

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
European Region Investments
Excluding Europe’s perimeter region and Cyprus which are discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the UK, Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. We maintain general account investments in the European Region to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European Region operations invest in the region for diversification. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities. At September 30, 2015, our exposure to fixed maturity securities and perpetual hybrid securities classified as non-redeemable preferred stock in the European Region totaled $37.3 billion, at estimated fair value, of which $7.1 billion was in sovereign fixed maturity securities. See Also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Region Investments” included in the 2014 Annual Report for further information.
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

We maintain general account investments in Europe’s perimeter region and Cyprus to support our insurance operations and related policyholder liabilities in these countries. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of Europe’s perimeter region and Cyprus totaled $153 million and $1.6 billion, at estimated fair value, respectively, at September 30, 2015. Our exposure to both sovereign fixed maturity securities and total fixed maturity securities of Greece is less than $1 million, at estimated fair value, at September 30, 2015. See also — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments” included in the 2014 Annual Report for further information.
There have been concerns about the political and economic stability of Ukraine, Russia and Argentina. We maintain general account investments in Ukraine, Russia and Argentina to support our insurance operations and related policyholder liabilities in these countries. Our exposure to the sovereign fixed maturity securities and total fixed maturity securities of Ukraine, Russia and Argentina totaled $778 million and $963 million, at estimated fair value, respectively, at September 30, 2015. See also — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments” included in the 2014 Annual Report for further information by country.
There have also been increased concerns about the economic stability of Puerto Rico. We have general account investments in Puerto Rico through our global portfolio diversification. Our exposure to political subdivision fixed maturities (all revenue bonds and no general obligation bonds) and total fixed maturity securities of Puerto Rico totaled $15 million and $135 million, at estimated fair value, respectively, at September 30, 2015.
There also has been an increased focus on energy sector investments as a result of lower oil prices. Our net exposure to energy sector fixed maturity securities was $13.2 billion (comprised of fixed maturity securities of $13.0 billion at estimated fair value and related net written credit default swaps of $140 million at notional value), of which 85% were investment grade, with an unrealized gain of $290 million at September 30, 2015.
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

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2015		2014		2015		2014
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
		(In millions)		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2),(3)	4.55%	$3,467	4.73%	$3,704	4.66%	$10,701	4.80%	$11,185
Mortgage loans (3)	4.95%	785	5.44%	774	4.95%	2,316	5.19%	2,191
Real estate and real estate joint ventures	3.99%	101	3.69%	94	4.83%	371	3.88%	297
Policy loans	5.09%	147	5.37%	158	5.18%	450	5.36%	473
Equity securities	4.66%	36	3.95%	31	4.42%	102	4.18%	98
Other limited partnerships	10.82%	216	14.77%	299	11.27%	681	14.14%	834
Cash and short-term investments	0.74%	23	1.06%	40	0.93%	89	1.09%	124
Other invested assets		225		233		775		653
Total before investment fees and expenses	4.76%	5,000	5.03%	5,333	4.91%	15,485	5.02%	15,855
Investment fees and expenses	(0.14)	(151)	(0.13)	(137)	(0.15)	(469)	(0.13)	(412)
Net investment income including divested businesses (4), (5)	4.62%	4,849	4.90%	5,196	4.76%	15,016	4.89%	15,443
Less: net investment income from divested businesses (4), (5)		—		3		—		70
Net investment income (5)		$4,849		$5,193		$15,016		$15,373
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

(2)
Investment income (loss) includes amounts for FVO and trading securities of ($35) million and $4 million for the three months and nine months ended September 30, 2015, respectively, and $14 million and $95 million for the three months and nine months ended September 30, 2014, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Yield calculations include the net investment income and ending carrying values of the divested businesses. The net investment income adjustment for divested businesses for the three months and nine months ended September 30, 2014 was $3 million and $70 million, respectively. These amounts include scheduled periodic settlement payments on derivatives not qualifying for hedge accounting adjustment that are excluded in the scheduled periodic settlement payments on derivatives not qualifying for hedge accounting line in the GAAP net investment income reconciliation presented below. The scheduled periodic settlement payments excluded were $0 and $1 million for the three months and nine months ended September 30, 2014, respectively. There were no net investment income adjustments for divested businesses or excluded scheduled periodic settlement payments on derivatives for the three months and nine months ended September 30, 2015.

(5)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs and contractholder-directed unit-linked investments. Such reclassifications are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net investment income — in the above yield table	$4,849	$5,193	$15,016	$15,373
Real estate discontinued operations	—	—	—	(1)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(194)	(169)	(574)	(513)
Contractholder-directed unit-linked investments	(701)	379	(79)	739
Divested businesses	—	3	—	70
Operating joint venture adjustments	(3)	1	(6)	2
Incremental net investment income from CSEs	8	3	10	34
Net investment income — GAAP consolidated statements of operations	$3,959	$5,410	$14,367	$15,704
See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014” and “— Results of Operations — Consolidated Results — Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014” for an analysis of the period over period changes in net investment income.
Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities available-for-sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	September 30, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Fixed maturity securities
Publicly-traded	$303,052	86.2%	$315,167	86.2%
Privately-placed	48,526	13.8	50,258	13.8
Total fixed maturity securities	$351,578	100.0%	$365,425	100.0%
Percentage of cash and invested assets	68.7%		70.7%
Equity securities
Publicly-traded	$2,277	67.0%	$2,569	70.8%
Privately-held	1,122	33.0	1,062	29.2
Total equity securities	$3,399	100.0%	$3,631	100.0%
Percentage of cash and invested assets	0.7%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$865		$1,009
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$982		$1,265
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
In connection with our investment management business, we manage privately-placed and infrastructure fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These privately-placed and infrastructure fixed maturity securities had an estimated fair value of $5.6 billion and $4.1 billion at September 30, 2015 and December 31, 2014, respectively. These assets are not included in our interim condensed consolidated financial statements.
Also in connection with our investment management business, we manage index investment portfolios that track the return of standard industry fixed income and equity market indices such as the Barclay’s U.S. Aggregate Bond Index and S&P 500® Index. These assets had an estimated fair value of $25.4 billion and $27.7 billion at September 30, 2015 and December 31, 2014, respectively, and are included within separate account assets in our interim condensed consolidated financial statements.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Valuation of Securities” included in the 2014 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	September 30, 2015
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1
Quoted prices in active markets for identical assets	$34,117	9.7%	$1,347	39.6%
Level 2
Independent pricing source	260,746	74.1	1,459	42.9
Internal matrix pricing or discounted cash flow techniques	34,726	9.9	143	4.2
Significant other observable inputs	295,472	84.0	1,602	47.1
Level 3
Independent pricing source	9,086	2.6	309	9.1
Internal matrix pricing or discounted cash flow techniques	11,240	3.2	126	3.7
Independent broker quotations	1,663	0.5	15	0.5
Significant unobservable inputs	21,989	6.3	450	13.3
Total estimated fair value	$351,578	100.0%	$3,399	100.0%
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2015 are as follows:

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

•
During the three months ended September 30, 2015, Level 3 fixed maturity securities increased by $5 million, or less than 1%. The increase was driven by purchases in excess of sales, offset by net transfers out of Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss) (“OCI”). The purchases in excess of sales were concentrated in RMBS, ABS, U.S. and foreign corporate securities and commercial mortgage-backed securities(“CMBS”). The net transfers out of Level 3 were concentrated in U.S. and foreign corporate securities, foreign government securities and ABS and the decrease in estimated fair value recognized in OCI was concentrated in U.S. and foreign corporate securities.

•
During the nine months ended September 30, 2015, Level 3 fixed maturity securities decreased by $146 million, or less than 1%. The decrease was driven by net transfers out of Level 3 and a decrease in estimated fair value recognized in OCI, partially offset by purchases in excess of sales. The net transfers out of Level 3 were concentrated in ABS, U.S. and foreign corporate securities, foreign government securities and RMBS and the decrease in estimated fair value recognized in OCI was concentrated in U.S. and foreign corporate securities. The purchases in excess of sales were concentrated in RMBS, ABS, and U.S. and foreign corporate securities.

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
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2014 Annual Report for a discussion of the credit quality ratings assigned by rating agencies and credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities.
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

The following table presents total fixed maturity securities by Nationally Recognized Statistical Ratings Organizations (“NRSRO”) rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		September 30, 2015				December 31, 2014
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(In millions)				(In millions)
1	Aaa/Aa/A	$230,754	$19,293	$250,047	71.1%	$233,246	$23,837	$257,083	70.4%
2	Baa	75,967	3,391	79,358	22.6	76,754	6,654	83,408	22.8
	Subtotal investment grade	306,721	22,684	329,405	93.7	310,000	30,491	340,491	93.2
3	Ba	15,488	(182)	15,306	4.4	14,967	178	15,145	4.1
4	B	5,584	(177)	5,407	1.5	8,481	(96)	8,385	2.3
5	Caa and lower	1,361	22	1,383	0.4	1,296	44	1,340	0.4
6	In or near default	49	28	77	—	36	28	64	—
	Subtotal below investment grade	22,482	(309)	22,173	6.3	24,780	154	24,934	6.8
	Total fixed maturity securities	$329,203	$22,375	$351,578	100.0%	$334,780	$30,645	$365,425	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
September 30, 2015
U.S. corporate	$44,323	$43,126	$9,295	$3,707	$506	$—	$100,957
Foreign corporate	23,652	29,862	3,831	912	146	1	58,404
U.S. Treasury and agency	59,671	—	—	—	—	—	59,671
Foreign government	44,137	4,033	1,495	401	404	53	50,523
RMBS	37,710	1,003	639	385	294	19	40,050
State and political subdivision	14,878	576	10	—	15	—	15,479
CMBS	12,309	35	15	—	3	—	12,362
ABS	13,367	723	21	2	15	4	14,132
Total fixed maturity securities	$250,047	$79,358	$15,306	$5,407	$1,383	$77	$351,578
Percentage of total	71.1%	22.6%	4.4%	1.5%	0.4%	—%	100.0%

December 31, 2014
U.S. corporate	$46,043	$44,174	$9,627	$5,602	$497	$11	$105,954
Foreign corporate	25,368	31,084	3,775	1,358	89	1	61,675
U.S. Treasury and agency	61,516	—	—	—	—	—	61,516
Foreign government	44,837	5,763	744	863	418	41	52,666
RMBS	37,156	1,049	766	551	318	6	39,846
State and political subdivision	14,656	501	30	—	—	—	15,187
CMBS	14,124	30	166	9	3	—	14,332
ABS	13,383	807	37	2	15	5	14,249
Total fixed maturity securities	$257,083	$83,408	$15,145	$8,385	$1,340	$64	$365,425
Percentage of total	70.4%	22.8%	4.1%	2.3%	0.4%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both September 30, 2015 and December 31, 2014. The tables below present our U.S. and foreign corporate securities holdings at:

	September 30, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$58,404	36.6%	$61,675	36.8%
U.S. corporate fixed maturity securities — by industry:
Consumer	26,878	16.9	27,808	16.6
Industrial	26,001	16.3	27,221	16.2
Utility	19,147	12.0	20,029	12.0
Finance	18,295	11.5	18,688	11.1
Communications	6,963	4.4	8,071	4.8
Other	3,673	2.3	4,137	2.5
Total	$159,361	100.0%	$167,629	100.0%
__________________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
We held $66.5 billion and $68.4 billion of structured securities, at estimated fair value, at September 30, 2015 and December 31, 2014, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	September 30, 2015			December 31, 2014
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$20,409	51.0%	$855	$20,269	50.9%	$1,083
Pass-through securities	19,641	49.0	499	19,577	49.1	699
Total RMBS	$40,050	100.0%	$1,354	$39,846	100.0%	$1,782
By risk profile:
Agency	$27,665	69.1%	$1,168	$26,818	67.3%	$1,469
Prime	2,106	5.2	53	2,648	6.6	68
Alt-A	6,069	15.2	32	5,540	13.9	85
Sub-prime	4,210	10.5	101	4,840	12.2	160
Total RMBS	$40,050	100.0%	$1,354	$39,846	100.0%	$1,782
Ratings profile:
Rated Aaa/AAA	$28,069	70.1%		$27,362	68.7%
Designated NAIC 1	$37,710	94.2%		$37,156	93.2%

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Structured Securities” included in the 2014 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, Alt-A and sub-prime RMBS.
Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we have increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.6 billion and $3.9 billion at September 30, 2015 and December 31, 2014, respectively, with unrealized gains (losses) of $78 million and $130 million at September 30, 2015 and December 31, 2014, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	September 30, 2015
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2005	$340	$356	$221	$232	$68	$69	$51	$54	$14	$15	$694	$726
2006	1,442	1,463	69	70	91	92	51	57	—	—	1,653	1,682
2007	491	506	32	32	163	169	—	—	123	125	809	832
2008 - 2010	5	5	—	—	13	14	—	—	—	—	18	19
2011	519	559	23	24	63	66	—	—	—	—	605	649
2012	253	284	251	260	850	874	—	—	2	2	1,356	1,420
2013	749	794	479	515	1,342	1,399	12	10	—	—	2,582	2,718
2014	736	744	830	832	668	684	—	—	—	—	2,234	2,260
2015	1,459	1,465	262	260	305	307	24	24	—	—	2,050	2,056
Total	$5,994	$6,176	$2,167	$2,225	$3,563	$3,674	$138	$145	$139	$142	$12,001	$12,362
Ratings Distribution		50.0%		18.0%		29.7%		1.2%		1.1%		100.0%

	December 31, 2014
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2004	$251	$258	$25	$27	$54	$56	$40	$40	$17	$17	$387	$398
2005	2,278	2,300	412	426	243	253	111	115	9	13	3,053	3,107
2006	1,983	2,056	103	106	107	110	66	73	—	—	2,259	2,345
2007	694	720	64	67	195	205	41	43	129	131	1,123	1,166
2008 - 2010	5	5	—	—	25	25	—	—	—	—	30	30
2011	561	603	23	24	63	65	—	—	4	4	651	696
2012	467	559	245	255	842	866	—	—	3	3	1,557	1,683
2013	802	854	467	505	1,330	1,393	13	11	—	—	2,612	2,763
2014	466	480	883	900	652	677	13	14	76	73	2,090	2,144
Total	$7,507	$7,835	$2,222	$2,310	$3,511	$3,650	$284	$296	$238	$241	$13,762	$14,332
Ratings Distribution		54.7%		16.1%		25.5%		2.0%		1.7%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar Credit Ratings, LLC. CMBS designated NAIC 1 were 99.6% and 98.5% of total CMBS at September 30, 2015 and December 31, 2014, respectively.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	September 30, 2015			December 31, 2014
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized obligations	$7,200	50.9%	$(101)	$5,262	36.9%	$(46)
Foreign residential loans	1,598	11.3	27	2,146	15.1	63
Student loans	1,366	9.7	(26)	1,997	14.0	42
Automobile loans	1,067	7.6	7	1,625	11.4	10
Credit card loans	922	6.5	34	1,195	8.4	44
Other loans	1,979	14.0	34	2,024	14.2	15
Total	$14,132	100.0%	$(25)	$14,249	100.0%	$128
Ratings profile:
Rated Aaa/AAA	$7,331	51.9%		$7,950	55.8%
Designated NAIC 1	$13,367	94.6%		$13,383	93.9%
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $34 million and $63 million for the three months and nine months ended September 30, 2015, respectively, and $32 million and $91 million for the three months and nine months ended September 30, 2014, respectively. Impairments of fixed maturity securities were $27 million and $47 million for the three months and nine months ended September 30, 2015, respectively, and $31 million and $56 million for the three months and nine months ended September 30, 2014, respectively. Impairments of equity securities were $7 million and $16 million for the three months and nine months ended September 30, 2015, respectively, and $1 million and $35 million for the three months and nine months ended September 30, 2014, respectively.
Credit-related impairments of fixed maturity securities were $27 million and $47 million for the three months and nine months ended September 30, 2015, respectively, and $31 million and $56 million for the three months and nine months ended September 30, 2014, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $34 million for the three months ended September 30, 2015 as compared to $32 million in the prior period. The increase in OTTI losses in the current period was primarily attributable to common stock, which comprised $6 million for the three months ended September 30, 2015, as compared to $1 million for the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $63 million for the nine months ended September 30, 2015 as compared to $91 million in the prior period. The most significant decrease was in non-redeemable preferred stock, which comprised $1 million for the nine months ended September 30, 2015, as compared to $23 million for the nine months ended September 30, 2014, and was primarily attributable to finance industry non-redeemable preferred stocks.

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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholder and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $15.4 billion and $16.7 billion at estimated fair value, at September 30, 2015 and December 31, 2014, respectively, or 3.0% and 3.2% of total cash and invested assets, at September 30, 2015 and December 31, 2014, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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

Mortgage Loans
Our mortgage loans are principally collateralized by commercial real estate, agricultural real estate and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	September 30, 2015				December 31, 2014
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$41,619	65.7%	$215	0.5%	$41,088	68.7%	$224	0.5%
Agricultural	12,771	20.2	41	0.3%	12,378	20.7	39	0.3%
Residential	8,955	14.1	55	0.6%	6,369	10.6	42	0.7%
Total	$63,345	100.0%	$311	0.5%	$59,835	100.0%	$305	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 84% are collateralized by properties located in the U.S., with the remaining 16% collateralized by properties located outside the U.S., at September 30, 2015. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 12% and 9%, respectively, of total mortgage loans at September 30, 2015. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
The residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located outside the U.S., as of September 30, 2015. The carrying value of our residential mortgage loans located in California, Florida, and New York were 36%, 7%, and 6%, respectively.
In connection with our investment management business, we manage commercial mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial mortgage loans had an estimated fair value of $1.6 billion and $1.2 billion at September 30, 2015 and December 31, 2014, respectively. These assets are not included in our interim condensed consolidated financial statements.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans:

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region
Pacific	$9,208	22.1%	$8,620	21.0%
Middle Atlantic	7,743	18.6	7,689	18.7
International	7,548	18.1	7,251	17.7
South Atlantic	5,858	14.1	6,384	15.5
West South Central	4,289	10.3	3,990	9.7
East North Central	2,127	5.1	2,430	5.9
New England	1,350	3.2	1,155	2.8
Mountain	1,118	2.7	932	2.3
East South Central	408	1.0	424	1.0
West North Central	234	0.6	140	0.3
Multi-Region and Other	1,736	4.2	2,073	5.1
Total recorded investment	41,619	100.0%	41,088	100.0%
Less: valuation allowances	215		224
Carrying value, net of valuation allowances	$41,404		$40,864
Property Type
Office	$19,951	47.9%	$21,400	52.1%
Retail	10,002	24.0	9,389	22.9
Hotel	4,456	10.7	4,196	10.2
Apartment	4,865	11.7	3,786	9.2
Industrial	2,191	5.3	2,133	5.2
Other	154	0.4	184	0.4
Total recorded investment	41,619	100.0%	41,088	100.0%
Less: valuation allowances	215		224
Carrying value, net of valuation allowances	$41,404		$40,864
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both September 30, 2015 and December 31, 2014, and our average debt service coverage ratio was 2.6x at both September 30, 2015 and December 31, 2014. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 44% at both September 30, 2015 and December 31, 2014. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Mortgage Loan Valuation Allowances” included in the 2014 Annual Report for further information on our mortgage loan valuation allowance policy.
See Notes 5 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the three months and nine months ended September 30, 2015 and 2014.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 81% were located in the United States, with the remaining 19% located outside the United States, at September 30, 2015. The carrying value of our real estate investments located in California, Japan and Florida were 18%, 16% and 9%, respectively, of total real estate investments at September 30, 2015.
Real estate investments by type consisted of the following at:

	September 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$8,420	84.8%	$9,386	89.2%
Real estate joint ventures and funds	553	5.6	647	6.2
Subtotal	8,973	90.4	10,033	95.4
Foreclosed (commercial, agricultural and residential)	45	0.5	320	3.0
Real estate held-for-investment	9,018	90.9	10,353	98.4
Real estate held-for-sale	905	9.1	172	1.6
Total real estate and real estate joint ventures	$9,923	100.0%	$10,525	100.0%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2014 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $13.9 billion and $13.3 billion at September 30, 2015 and December 31, 2014, respectively.
In connection with our investment management business, we manage real estate investments on behalf of institutional clients, which are unaffiliated investors. These real estate investments had an estimated fair value of $3.4 billion and $2.8 billion at September 30, 2015 and December 31, 2014, respectively. These assets are not included in our interim condensed consolidated financial statements.

Other Limited Partnership Interests
The carrying value of other limited partnership interests was $7.9 billion and $8.1 billion at September 30, 2015 and December 31, 2014, respectively, which included $2.4 billion of hedge funds, at both September 30, 2015 and December 31, 2014.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	September 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$15,515	66.4%	$13,452	63.2%
Tax credit and renewable energy partnerships	2,862	12.3	2,752	12.9
Leveraged leases, net of non-recourse debt	1,768	7.6	1,785	8.4
Direct financing leases	1,039	4.4	1,119	5.3
Funds withheld	751	3.2	763	3.6
Operating joint ventures	534	2.3	513	2.4
Other	887	3.8	899	4.2
Total	$23,356	100.0%	$21,283	100.0%
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $15.0 billion and $8.6 billion, or 2.9% and 1.7% of total cash and invested assets, at September 30, 2015 and December 31, 2014, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $5.0 billion and $4.5 billion at September 30, 2015 and December 31, 2014, respectively, or 1.0% and 0.9% of total cash and invested assets, at September 30, 2015 and December 31, 2014, respectively.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2015 and December 31, 2014.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or non-qualifying hedge relationships for the three months and nine months ended September 30, 2015 and 2014.

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

Derivatives categorized as Level 3 at September 30, 2015 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate options with certain unobservable inputs including the unobservable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At September 30, 2015, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Gain (loss) recognized in net income (loss)	($97) million	($163) million
Percentage of gain (loss) attributable to observable inputs	(36)%	(4)%
Primary drivers of observable gain (loss)
Strengthening of the U.S. dollar versus foreign currencies on receive inflation-linked foreign currency, pay U.S. dollar forwards; decreases in certain equity volatility levels; and decreases in equity index levels and swap rates.

Strengthening of the U.S. dollar versus foreign currencies on receive inflation-linked foreign currency, pay U.S. dollar forwards; decreases in certain equity volatility levels; and decreases in equity index levels.

Percentage of gain (loss) attributable to unobservable inputs	136%	104%
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2015		December 31, 2014
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$2,274	$(7)	$2,830	$(26)
Written (2)	10,458	47	10,527	175
Total	$12,732	$40	$13,357	$149
__________________

(1)
The gross notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $475 million and ($2) million, respectively, at September 30, 2015 and $250 million and ($6) million, respectively, at December 31, 2014.

(2)
The gross notional amount and estimated fair value for written credit default swaps in the trading portfolio were $20 million and ($1) million, respectively, at September 30, 2015 and $15 million and $1 million, respectively, at December 31, 2014.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$20	$(1)	$19	$6	$—	$6	$32	$(20)	$12	$18	$(18)	$—
Written (3), (4)	—	(78)	(78)	(15)	(17)	(32)	16	(124)	(108)	20	(39)	(19)
Total	$20	$(79)	$(59)	$(9)	$(17)	$(26)	$48	$(144)	$(96)	$38	$(57)	$(19)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $4 million and ($1) million, respectively, for the three months ended September 30, 2015 and $7 million and ($4) million, respectively, for the nine months ended September 30, 2015. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $1 million and $0, respectively, for the three months ended September 30, 2014 and $4 million and ($3) million, respectively, for the nine months ended September 30, 2014.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $2 million and ($3) million for the three months ended September 30, 2015 and $3 million and ($3) million, respectively, for the nine months ended September 30, 2015. The gross gains and gross (losses) for written credit default swaps in our trading portfolio were not significant for both the three months and nine months ended September 30, 2014.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $12 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was mainly due to certain credit spreads widening in the current period as compared to credit spreads narrowing in the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of ($89) million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due to certain credit spreads widening in the current period compared to credit spreads narrowing in the prior period on certain credit default swaps used as replications.

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
Collateral for Securities Lending, Repurchase Agreement Transactions, Third-Party Custodian Administered Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $175 million and $83 million at estimated fair value at September 30, 2015 and December 31, 2014, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We participate in repurchase and reverse repurchase agreement transactions. In connection with these transactions, we obtain fixed maturity securities as collateral from unaffiliated financial institutions, which can be re-pledged, and which have not been recorded on our consolidated balance sheets. The amount of these securities and the amount which were re-pledged was $512 million and $227 million, respectively, at estimated fair value at September 30, 2015. We had no such securities as of December 31, 2014. See “— Investments — Repurchase Agreement Transactions” and Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of our repurchase and reverse repurchase agreements, and the classification of the associated net receivable/payable and expense.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $599 million and $642 million at September 30, 2015 and December 31, 2014, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $650 million and $682 million at September 30, 2015 and December 31, 2014, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.

We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $2.2 billion and $4.2 billion at September 30, 2015 and December 31, 2014, respectively. In certain instances, cash collateral pledged to the Company as initial margin for “OTC-bilateral” derivatives (over-the-counter (“OTC”) bilateral contracts between two counterparties) is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this cash collateral was $0 and $263 million at September 30, 2015 and December 31, 2014, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Other
Additionally, we make mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Other than these investment-related commitments which are disclosed in Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from these investment- related commitments. For further information on these investment-related commitments see “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Contractual Obligations.” See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS,” “— Investments — Mortgage Loans,” “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our investments in fixed maturity and equity securities, mortgage loans and partnerships.
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
Due to the nature of the underlying risks and the uncertainty associated with the determination of actuarial liabilities, we cannot precisely determine the amounts that will ultimately be paid with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.
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
Group, Voluntary & Worksite Benefits
With the exception of our property & casualty business, future policy benefits for our Group and Voluntary & Worksite businesses are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, long-term care policies, active life policies and premium stabilization and other contingency liabilities held under life insurance contracts. The future policy benefits components for the property & casualty products offered by the Voluntary & Worksite and Retail property & casualty businesses are the same. Liabilities for unpaid claims are estimated based upon assumptions such as rates of claim frequencies, levels of severities, inflation, judicial trends, legislative changes or regulatory decisions. Assumptions are based upon our historical experience and analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business, and consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	September 30, 2015
	Account Value (1)	Account Value at Guarantee (1)
Guaranteed Minimum Crediting Rate	(In millions)
Life & Other
Greater than 0% but less than 2%	$96	$96
Equal to 2% but less than 4%	$12,351	$5,238
Equal to or greater than 4%	$10,601	$6,312
Annuities
Greater than 0% but less than 2%	$3,386	$2,927
Equal to 2% but less than 4%	$31,422	$26,119
Equal to or greater than 4%	$2,387	$2,345
__________________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At September 30, 2015, excess interest reserves were $113 million and $337 million for Life & Other and Annuities, respectively.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	September 30, 2015
	Account Value (1)	Account Value at Guarantee (1)
Guaranteed Minimum Crediting Rate	(In millions)
Greater than 0% but less than 2%	$4,848	$4,844
Equal to 2% but less than 4%	$2,047	$2,017
Equal to or greater than 4%	$674	$647
__________________

(1)	These amounts are not adjusted for policy loans.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	September 30, 2015
	Account Value (2)	Account Value at Guarantee (2)
Guaranteed Minimum Crediting Rate (1)	(In millions)
Annuities
Greater than 0% but less than 2%	$18,794	$3,188
Equal to 2% but less than 4%	$1,022	$239
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$6,283	$5,947
Equal to 2% but less than 4%	$17,661	$8,021
Equal to or greater than 4%	$266	$—
__________________

(1)
Excludes negative VOBA liabilities of $1.3 billion at September 30, 2015, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities associated with the acquisition of American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”) (collectively, “ALICO”). These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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
The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In millions)
Americas
GMDB	$904	$710	$—	$—
GMIB	2,357	1,993	(155)	(1,278)
GMAB	—	—	17	2
GMWB	125	104	540	38
Asia
GMDB	25	29	—	—
GMAB	—	—	37	22
GMWB	85	91	142	129
EMEA
GMDB	2	2	—	—
GMAB	—	—	21	23
GMWB	28	26	(31)	(61)
Corporate & Other
GMDB	12	17	—	—
GMAB	—	—	24	23
GMWB	101	74	991	949
Total	$3,639	$3,046	$1,586	$(153)
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $522 million and $299 million at September 30, 2015 and December 31, 2014, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at September 30, 2015:

	Total Contract Account Value (1)
	Americas	Asia & EMEA	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$98,983	$10,225	$10,992
Annual step-up	27,570	—	—
Roll-up and step-up combination	36,474	—	—
Total	$163,027	$10,225	$10,992
__________________

(1)
Total contract account value excludes $2.1 billion for contracts with no GMDBs. Further, many of our annuity contracts offer more than one type of guarantee such that GMDB amounts listed above are not mutually exclusive to the amounts in the living benefit guarantees table below.

Based on total contract account value, less than 39% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
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
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total contract account values at September 30, 2015:

	Total Contract Account Value (1)
	Americas	Asia & EMEA	Corporate & Other
	(In millions)
GMIB	$89,914	$—	$—
GMWB - non-life contingent (2)	5,728	2,673	2,526
GMWB - life-contingent	21,114	4,648	7,443
GMAB	593	1,399	1,023
	$117,349	$8,720	$10,992
__________________

(1)
Total contract account value excludes $47.8 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total contract account value of $938 million with a guarantee at annuitization.

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
The table below presents our GMIB associated total contract account values, by their guaranteed payout basis, at September 30, 2015:

Total Contract Account Value
(In millions)
7-year setback, 2.5% interest rate	$32,133
7-year setback, 1.5% interest rate	5,547
10-year setback, 1.5% interest rate	18,242
10-year mortality projection, 10-year setback, 1.0% interest rate	29,763
10-year mortality projection, 10-year setback, 0.5% interest rate	4,229
$89,914
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the recent introduction of the 10-year mortality projection. We expect new contracts to have comparable guarantee features for the foreseeable future.
Additionally, 33% of the GMIB total contract account value has been invested in managed volatility funds as of September 30, 2015. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance. We expect the proportion of total contract account value invested in these funds to increase for the foreseeable future, as new contracts with GMIB are required to invest in these funds.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of September 30, 2015, only 14% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of six years.

Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total contract account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $2,909 million at September 30, 2015, of which $2,768 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at September 30, 2015:

	In-the- Moneyness	Total Contract Account Value	% of Total
		(In millions)
In-the-money	30% +	$2,586	2.9%
	20% to 30%	2,184	2.4%
	10% to 20%	3,966	4.4%
	0% to 10%	6,541	7.3%
		15,277
Out-of-the-money	-10% to 0%	14,296	15.9%
	-20% to -10%	8,823	9.8%
	-20% +	51,518	57.3%
		74,637
Total GMIBs		$89,914
Derivatives Hedging Variable Annuity Guarantees
In addition to reinsurance and our risk mitigating steps described above, we have a hedging strategy that uses various OTC and exchanged traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	September 30, 2015			December 31, 2014
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$23,506	$2,159	$966	$22,794	$1,881	$834
	Interest rate futures	3,874	3	9	2,707	3	9
	Interest rate options	25,260	1,129	1	36,510	908	26
Foreign currency exchange rate	Foreign currency forwards	2,306	67	4	2,241	1	137
	Foreign currency futures	183	1	—	522	2	—
Equity market	Equity futures	6,748	22	82	6,065	65	2
	Equity options	45,115	1,678	920	37,427	1,422	1,035
	Variance swaps	24,872	209	682	24,598	196	639
	Total rate of return swaps	3,847	248	4	3,297	22	101
	Total	$135,711	$5,516	$2,668	$136,161	$4,500	$2,783
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $13.2 billion and $14.0 billion at September 30, 2015 and December 31, 2014, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $225.6 billion and $237.4 billion at September 30, 2015 and December 31, 2014, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, in regulatory custodial accounts or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
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

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Sources:
Operating activities, net	$9,527	$10,950
Changes in policyholder account balances, net	—	2,554
Changes in payables for collateral under securities loaned and other transactions, net	2,664	3,481
Long-term debt issued	1,578	1,000
Preferred stock issued, net of issuance costs	1,483	—
Cash received in connection with collateral financing arrangements	6	—
Other, net	6	—
Total sources	15,264	17,985
Uses:
Investing activities, net	6,907	11,669
Changes in policyholder account balances, net	3,557	—
Short-term debt repayments, net	—	75
Long-term debt repaid	1,078	2,802
Collateral financing arrangements repaid	44	—
Treasury stock acquired in connection with share repurchases	1,107	443
Repurchase of preferred stock	1,460	—
Preferred stock repurchase premium	42	—
Dividends on preferred stock	67	91
Dividends on common stock	1,234	1,101
Other, net	—	546
Effect of change in foreign currency exchange rates on cash and cash equivalents	360	60
Total uses	15,856	16,787
Net increase (decrease) in cash and cash equivalents	$(592)	$1,198
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
Preferred Stock
In June 2015, MetLife, Inc. issued 1,500,000 shares of 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”), with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate proceeds of $1.5 billion. See “— Liquidity and Capital Uses — Preferred Stock Repurchase,” and Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Common Stock
During the nine months ended September 30, 2015 and 2014, MetLife, Inc. issued 5,312,287 and 5,225,340 new shares of its common stock for $208 million and $196 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the nine months ended September 30, 2015 and 2014, we issued $16.5 billion and $9.3 billion, respectively, and repaid $16.0 billion and $9.3 billion, respectively, under funding agreements with certain regional FHLBs. At September 30, 2015 and December 31, 2014, total obligations outstanding under these funding agreements were $15.5 billion and $15.0 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the nine months ended September 30, 2015 and 2014, we issued $35.5 billion and $38.4 billion, respectively, and repaid $38.2 billion and $35.0 billion, respectively, under such funding agreements. At September 30, 2015 and December 31, 2014, total obligations outstanding under these funding agreements were $30.8 billion and $33.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the nine months ended September 30, 2015 and 2014, we issued $50 million and $200 million, respectively, and repaid $250 million and $200 million, respectively, under such funding agreements. At September 30, 2015 and December 31, 2014, total obligations outstanding under these funding agreements were $2.6 billion and $2.8 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Debt Issuances
In March 2015, MetLife, Inc. issued $1.5 billion of senior notes for general corporate purposes, which included repayment of certain senior notes due in 2015. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Credit and Committed Facilities
 At September 30, 2015, we maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $12.2 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2015, we had outstanding $472 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.5 billion at September 30, 2015.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At September 30, 2015, $6.8 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding. Remaining availability was $2.6 billion at September 30, 2015.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	September 30, 2015	December 31, 2014
	(In millions)
Short-term debt	$100	$100
Long-term debt (1)	$16,683	$16,135
Collateral financing arrangements	$4,152	$4,196
Junior subordinated debt securities	$3,194	$3,193
__________________

(1)
Excludes $72 million and $151 million at September 30, 2015 and December 31, 2014, respectively, of long-term debt relating to CSEs — FVO (see Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements).

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at September 30, 2015.
Dispositions
Cash proceeds from dispositions during the nine months ended September 30, 2015 and 2014 were $0 and $714 million, respectively.

Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” the following additional information is provided regarding our primary uses of liquidity and capital:
Preferred Stock Repurchase
In June 2015, MetLife, Inc. conducted a tender offer for up to 59,850,000 of its 60,000,000 shares of Series B preferred stock, at a purchase price of $25 per share, plus an amount equal to accrued, unpaid and undeclared dividends from, and including, June 15, 2015 to, but excluding, June 29, 2015, the settlement date of the tender offer. In June 2015, MetLife, Inc. also delivered a notice of redemption to the holders of the Series B preferred stock, pursuant to which it would redeem any Series B preferred stock not purchased by it in the tender offer at a redemption price of $25 per share, without any payment for accrued, unpaid and undeclared dividends on the Series B preferred stock from, and including, June 15, 2015 to, but excluding July 1, 2015, the redemption date. On June 29, 2015, MetLife, Inc. repurchased and canceled 37,192,413 shares of Series B preferred stock in the tender offer for $932 million in cash. On July 1, 2015, MetLife, Inc. redeemed and canceled the remaining 22,807,587 shares of Series B preferred stock not tendered in the tender offer for an aggregate redemption price of $570 million in cash. In connection with the tender offer and redemption, MetLife, Inc. recognized a preferred stock repurchase premium of $42 million (calculated as the difference between the carrying value of the Series B preferred stock and the total amount paid by MetLife, Inc. to the holders of the Series B preferred stock in connection with the tender offer and redemption), which was reflected as a reduction to retained earnings on the consolidated balance sheet. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
During the nine months ended September 30, 2015 and 2014, MetLife, Inc. repurchased 22,475,816 shares and 8,168,318 shares of common stock in the open market purchases for $1.1 billion and $443 million, respectively.
In September 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its common stock, bringing MetLife, Inc.’s available repurchase authorization under the December 2014 and September 2015 authorizations to $1.0 billion. At September 30, 2015, MetLife, Inc. had $893 million remaining under its common stock repurchase authorization. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements for information on common stock repurchases subsequent to September 30, 2015.

Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock was as follows for the nine months ended September 30, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate
			(In millions, except per share data)
August 17, 2015	August 31, 2015	September 15, 2015	$0.256	$6	$—	$—
May 15, 2015	May 31, 2015	June 15, 2015	$0.256	7	$0.406	24
March 5, 2015	February 28, 2015	March 16, 2015	$0.250	6	$0.406	24
				$19		$48

August 15, 2014	August 31, 2014	September 15, 2014	$0.256	$6	$0.406	$24
May 15, 2014	May 31, 2014	June 16, 2014	$0.256	7	$0.406	24
March 5, 2014	February 28, 2014	March 17, 2014	$0.250	6	$0.406	24
				$19		$72
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and its Series B preferred stock, while such dividends are paid semi-annually on Series C preferred stock commencing December 15, 2015 and ending on June 15, 2020, and thereafter are paid quarterly. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the repurchase of the Series B preferred stock and the issuance of the Series C preferred stock.
Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the nine months ended September 30, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
July 7, 2015	August 7, 2015	September 11, 2015	$0.375	$420
April 28, 2015	May 11, 2015	June 12, 2015	$0.375	420
January 6, 2015	February 6, 2015	March 13, 2015	$0.350	394
				$1,234

July 7, 2014	August 8, 2014	September 12, 2014	$0.350	$395
April 22, 2014	May 9, 2014	June 13, 2014	$0.350	395
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	311
				$1,101
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. On October 27, 2015, the MetLife, Inc. Board of Directors declared a fourth quarter 2015 common stock dividend of $0.375 per share, payable on December 11, 2015 to shareholders of record as of November 6, 2015. The Company estimates that the aggregate dividend payment will be $418 million.

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
In September and June 2015, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $12 million and $32 million, respectively, in aggregate principal amount of its surplus notes. See Note 13 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the nine months ended September 30, 2015 and 2014, general account surrenders and withdrawals from annuity products were $2.6 billion and $3.0 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, at September 30, 2015 there were no funding agreements or other capital market products that could be put back to the Company.

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2015 and December 31, 2014, we were obligated to return cash collateral pledged to the Company of $7.5 billion and $4.6 billion, respectively. At September 30, 2015 and December 31, 2014, we had pledged cash collateral of $286 million and $391 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would have required $3 million of additional collateral be provided to our counterparties as of September 30, 2015. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $30.4 billion and $30.8 billion at September 30, 2015 and December 31, 2014, respectively. Of these amounts, $10.2 billion and $10.7 billion at September 30, 2015 and December 31, 2014, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2015 was $10.0 billion, over 99% of which were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statement for further information.
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
Acquisitions
During the nine months ended September 30, 2015 and 2014, there were $0 and $277 million cash outflows for acquisitions, respectively.

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
Liquid Assets
At September 30, 2015 and December 31, 2014, MetLife, Inc. and other MetLife holding companies had $5.5 billion and $6.1 billion, respectively, in liquid assets. Of these amounts, $5.2 billion and $5.4 billion were held by MetLife, Inc. and $337 million and $681 million were held by other MetLife holding companies, at September 30, 2015 and December 31, 2014, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; and (iii) investments pledged in support of derivatives.
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
The table below sets forth the dividends permitted to be paid in 2015 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the nine months ended September 30, 2015:

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

In September 2015, MetLife, Inc. recorded a non-cash charge to operating earnings and net income, related to the tax treatment of a wholly-owned UK investment subsidiary of MLIC. We expect the impact to dividends permitted to be paid by MLIC in 2016 without regulatory approval to be a reduction of approximately $90 million. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
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

Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both September 30, 2015 and December 31, 2014.
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
MetLife, Inc. maintains a committed facility with a capacity of $470 million. At September 30, 2015, MetLife, Inc. had outstanding $470 million in letters of credit and no drawdowns against this facility. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $11.7 billion at September 30, 2015. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2015	December 31, 2014
	(In millions)
Long-term debt — unaffiliated	$15,777	$15,317
Long-term debt — affiliated	$3,600	$3,600
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments, committed facilities and our credit facility contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at September 30, 2015.
Dispositions
During each of the nine months ended September 30, 2015 and 2014, there were no cash proceeds from dispositions.
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

Affiliated Capital Transactions
During the nine months ended September 30, 2015 and 2014, MetLife, Inc. invested an aggregate of $230 million and $520 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $1.3 billion and $1.7 billion at September 30, 2015 and December 31, 2014, respectively.
In June and September 2015, MetLife Ireland Treasury Limited made loan payments of the Chilean peso equivalent of $231 million and $153 million, respectively, to MetLife, Inc. The loan bears interest at a fixed rate of 8.5%, payable annually. At September 30, 2015, the remaining balance on the loan was $78 million.
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
Acquisitions
During each of the nine months ended September 30, 2015 and 2014, there were no cash outflows from MetLife, Inc. for acquisitions.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2014 Annual Report; (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015; and (iii) Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2014 Annual Report, MLIC received approximately 4,636 asbestos-related claims in 2014. During the nine months ended September 30, 2015 and 2014, MLIC received approximately 2,971 and 3,641 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2015.
Regulatory Matters
FINRA Investigation of Sale and Replacement of Variable Annuities
On September 25, 2015, the Financial Industry Regulatory Authority (“FINRA”) served notice that it will recommend disciplinary action against MetLife, Inc.’s affiliated broker-dealer, MetLife Securities Inc., in connection with potential violations of FINRA rules regarding alleged misrepresentations, suitability, and supervision in connection with sales and replacements of variable annuities and certain riders on such annuities. FINRA staff has indicated they will seek a significant fine. The Company is cooperating in this investigation. The Company has included what it currently believes to be the probable and estimable amount of such loss in the Company’s consolidated financial statements, and has included amounts for potential additional liability in excess of that accrued in the aggregate estimate of reasonably possible loss provided above.
Unclaimed Property Litigation
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a second amended complaint alleging that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933 (“Securities Act”), as well as the Exchange Act and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On September 11, 2015, the court issued an order dismissing all claims under the Exchange Act and Rule 10b-5, and dismissing all claims under the Securities Act except for those based on alleged misrepresentations of mortality ratios. Following the court’s September 11, 2015 order, the plaintiff filed a third amended complaint that supplemented the factual allegations of the second amended complaint. The defendants intend to continue to defend this action vigorously.

City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (Circuit Court of Jefferson County, Alabama, filed July 5, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On March 31, 2015, a federal court granted plaintiff’s motion to remand this action to state court. On October 14, 2015, the state court denied the defendants’ motion to dismiss the complaint. The defendants intend to defend this action vigorously.
Derivative Actions and Demands
Seeking to sue derivatively on behalf of MetLife, Inc., two shareholders commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. Plaintiffs allege that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs allege that because of the defendants’ breaches of duty, MetLife, Inc. has incurred damage to its reputation and has suffered other unspecified damages. The two actions (Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012) and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012)) have been consolidated. The defendants intend to continue to defend these actions vigorously.
Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Ins. Co. (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by MLIC from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions were consolidated with the Robainas action. The consolidated complaint alleges that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit sought recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. On October 9, 2015, the court granted MLIC’s motion to dismiss the consolidated complaint, finding that plaintiffs lacked Article III standing because they did not allege any concrete injury as a result of the alleged conduct.
Intoccia v. Metropolitan Life Ins. Co. (S.D.N.Y., April 20, 2015)
Plaintiffs filed this putative class action on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with MLIC from 2009 through 2015 (the “Annuities”). The court consolidated Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015) with the Intoccia case, and the consolidated, amended complaint alleges that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. On October 9, 2015, the court issued an order to show cause why the Intoccia action should not be dismissed pursuant to the reasoning in the court’s order dismissing the Robainas case discussed above.
Other Litigation
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015)
MetLife, Inc. filed this action in federal court seeking to overturn the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded. The court scheduled oral argument on the parties’ cross motions for summary judgment for February 10, 2016.

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
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2015 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2015	1,312	$54.83	—	$260,735,204
August 1 — August 31, 2015	—	$—	—	$260,735,204
September 1 — September 30, 2015	2,300,289	$46.70	2,299,631	$892,600,098
__________________

(1)
During the periods July 1 through July 31, 2015, August 1 through August 31, 2015 and September 1 through September 30, 2015, separate account index funds purchased 1,312 shares, 0 shares and 658 shares, respectively, of common stock on the open market in nondiscretionary transactions. Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc. other than through a publicly announced plan or program.

(2)
On April 22, 2008, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of common stock repurchases, which were completed in January 2015. On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized an additional $1.0 billion of common stock repurchases under which purchases commenced in January 2015, and on September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its common stock, bringing MetLife, Inc.’s available repurchase authorization under the December 2014 and September 2015 authorizations to $1.0 billion. At September 30, 2015, MetLife, Inc. had $893 million remaining under these authorizations. In October 2015, MetLife, Inc. purchased 3,288,239 shares of its common stock in the open market under these authorizations, and at October 30, 2015 MetLife, Inc. had $739 million remaining under these authorizations. Under the April 2008, December 2014 and September 2015 authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2014 Annual Report, as amended or supplemented by the information under the similarly named section in MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report. See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements for information on common stock repurchases subsequent to September 30, 2015.

Purchases of preferred stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2015 are set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 — July 31, 2015	22,807,587	$25.00	22,807,587	$—
August 1 — August 31, 2015	—	$—	—	$—
September 1 — September 30, 2015	—	$—	—	$—

__________________

(1)
In June 2015, MetLife, Inc. conducted a tender offer for up to 59,850,000 of its 60,000,000 shares of Series B preferred stock, at a purchase price of $25 per share, plus an amount equal to accrued, unpaid and undeclared dividends from, and including, June 15, 2015 to, but excluding, June 29, 2015, the settlement date of the tender offer. In June 2015, MetLife, Inc. also delivered a notice of redemption to the holders of the Series B preferred stock, pursuant to which it would redeem any Series B preferred stock not purchased by it in the tender offer at a redemption price of $25 per share, without any payment for accrued, unpaid and undeclared dividends on the Series B preferred stock from, and including, June 15, 2015 to, but excluding July 1, 2015, the redemption date. On June 29, 2015, MetLife, Inc. repurchased and canceled 37,192,413 shares of Series B preferred stock in connection with its publicly announced tender offer for $932 million in cash (or $25.06 per share). On July 1, 2015, MetLife, Inc. redeemed and canceled the remaining 22,807,587 shares of Series B preferred stock not tendered in the tender offer for an aggregate redemption price of $570 million in cash. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 5. Other Information
On November 3, 2015, MetLife, Inc. filed a Certificate of Elimination (the “Certificate of Elimination”) of 6.500% Non-Cumulative Preferred Stock, Series B with the Secretary of State of the State of Delaware to eliminate all references to the Series B preferred stock in MetLife, Inc.’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), including the related Certificate of Designations. On June 16, 2005, MetLife, Inc. issued 60,000,000 shares of the Series B preferred stock in a public offering. As further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Preferred Stock Repurchase” and Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, MetLife, Inc. repurchased all 60,000,000 shares of the Series B preferred stock in connection with a tender offer and redemption. Accordingly, no shares of Series B preferred stock remain outstanding and, following the filing of the Certificate of Elimination, no shares of Series B preferred stock will be issued subject to the Certificate of Designations. As a result of the filing of the Certificate of Elimination, the Certificate of Incorporation was amended to eliminate all references therein to the Series B preferred stock, and the shares that were designated to such series were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, of MetLife, Inc., without designation as to series. The Certificate of Elimination does not affect the total number of authorized shares of capital stock of MetLife, Inc. or the total number of authorized shares of preferred stock. The foregoing description of the Certificate of Elimination is not complete and is qualified in its entirety by reference to the complete text of the Certificate of Elimination which is filed as Exhibit 3.7 hereto, and is incorporated herein by reference.

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011. (Incorporated by reference to Exhibit 3.6 to the 2011 Annual Report).
3.5
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

3.7	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.
10.1	Separation Agreement, Waiver and General Release, dated July 30, 2015, between MetLife Group, Inc. and William J. Wheeler.
10.2	Agreement to Protect Corporate Property executed by William J. Wheeler on June 21, 2001.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Peter M. Carlson
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 5, 2015

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011. (Incorporated by reference to Exhibit 3.6 to the 2011 Annual Report).
3.5
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

3.7	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.
10.1	Separation Agreement, Waiver and General Release, dated July 30, 2015, between MetLife Group, Inc. and William J. Wheeler.
10.2	Agreement to Protect Corporate Property executed by William J. Wheeler on June 21, 2001.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E - 1