Form 10-K
period 2015-12-31
METLIFE INC
filed 2016-02-25
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2015 was approximately $62.6 billion. At February 22, 2016 1,096,666,865 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 14, 2016, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2015.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us, as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, (c) entry into joint ventures, or (d) legal entity reorganizations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings; (17) a deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life Insurance Company; (18) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (25) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (26) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet its free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (27) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (28) changes in accounting standards, practices and/or policies; (29) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (30) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (31) inability to attract and retain sales representatives; (32) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (33) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (34) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (35) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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
We have grown to become a global provider of life insurance, annuities, employee benefits and asset management. Through our subsidiaries and affiliates, we hold leading market positions in the United States, Japan, Latin America, Asia, Europe and the Middle East. Over the past several years, we have grown our core businesses, as well as successfully executed on our growth strategy. This has included completing a number of transactions that have resulted in the acquisition and, in some cases, divestiture of certain businesses while also further strengthening our balance sheet to position MetLife for continued growth.
We are also one of the largest institutional investors in the U.S. with a $508.2 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, mortgage loans and U.S. Treasury and agency securities, as well as real estate and corporate equity, at December 31, 2015. Over the past several years, we have further diversified and strengthened our general account portfolio.
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

Refocus The U.S. Business
Build Global Employee Benefits Business
ONE MetLife
GLOBAL * WORLD-CLASS * SCALE
Grow Emerging Markets
Drive Toward Customer Centricity and a Global Brand

●	Refocus the U.S. businesses

–	Shift product mix away from capital intensive products

–	Invest in growth initiatives for the voluntary/worksite, accident & health, and direct channels

–	Drive margin improvement

●	Build the Global Employee Benefits business

–	Accelerate our local employee benefits businesses in key markets outside the U.S.

–	Grow our global employee benefits businesses through multinational and expatriate solutions

●	Grow emerging markets presence

–	Accelerate earnings in emerging markets in which we already have a strong presence

–	Seek opportunistic mergers and acquisitions to complement our organic growth

●	Drive toward Customer Centricity and a global brand

–	Further institutionalize customer-centric actions and culture at MetLife

–	Grow consideration of and preference for MetLife’s brand in key markets
MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information” for information on the Company’s announcement of its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
In the U.S., we provide a variety of insurance and financial services products, including life, dental, disability, property & casualty, guaranteed interest, stable value and annuities, through both proprietary and independent retail distribution channels, as well as at the workplace.
Outside the U.S., we provide life, medical, dental, credit and other accident & health insurance, as well as annuities, endowment and retirement & savings products to both individuals and groups. We believe these businesses will continue to grow more quickly than our U.S. businesses.
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2015, 2014 and 2013. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
For financial information related to revenues, total assets, and goodwill balances by geographic region, see Notes 2 and 11 of the Notes to the Consolidated Financial Statements.

Other Key Information
On January 12, 2016, the Company announced its plan to pursue the Separation. The Company is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
In November 2014, MetLife Insurance Company of Connecticut (“MICC”), a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company (“MLI-USA”), and its affiliate, MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a former offshore, captive reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife Insurance Company USA (“MetLife USA”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Other Key Information — Significant Events” for further information on the Mergers.
In October 2013, MetLife, Inc. completed its acquisition of Administradora de Fondos de Pensiones Provida S.A. (“ProVida”), the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of ProVida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. See Note 3 of the Notes to the Consolidated Financial Statements.
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2015 and 2014 and the operating results of such subsidiaries for the years ended November 30, 2015, 2014 and 2013. The Company is in the process of converting to calendar year reporting for these subsidiaries. These conversions are expected to be substantially complete in the first quarter of 2016. The impact of the conversions on our financial statements to date has been de minimis and, therefore, has been reported in net income in the quarter of conversion.
Segments and Corporate & Other
Americas
Product Overview
Our businesses in the Americas offer a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to individuals and corporations, as well as other institutions, and their respective employees.
Retail
Our Retail segment is organized into two U.S. businesses: Life & Other and Annuities.
Life & Other
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
Property & Casualty. These products include personal lines property & casualty insurance offered to individuals through a variety of retail distribution channels, including independent agents, property & casualty specialists, and the MetLife Premier Client Group.
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
Annuities
Our Annuities business offers a variety of variable and fixed annuities that are primarily sold to individuals and tax-qualified groups in the education, healthcare and not-for-profit sectors.
The major products within Annuities are as follows:
Variable Annuities. Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment options in a separate account, as determined by the contractholder. The risks associated with such investment options are borne entirely by the contractholder, except where guaranteed minimum benefits are involved. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged and where asset allocation restrictions may apply.
Fixed and Indexed Annuities. Fixed annuities provide for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to 10 years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant. Additionally, the Company has recently begun issuing indexed annuities which allow the contractholder to participate in returns from equity indices.
Group, Voluntary & Worksite Benefits
We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S.
Our Group, Voluntary & Worksite Benefits insurance products and services include life, dental, group short- and long-term disability, property & casualty, long-term care, accidental death and dismemberment (“AD&D”), critical illness, vision and accident & health coverages, as well as prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers. Under such ASO arrangements, the employer is at risk, as we have not issued an insurance policy. We pay claims funded by the employer and perform other administrative services on behalf of the employer.
The major products within Group, Voluntary & Worksite Benefits are as follows:
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
Dental. Dental products provide insurance and ASO arrangements that assist employees, retirees and their families in maintaining oral health while reducing out-of-pocket expenses and providing superior customer service. Dental plans include the Preferred Dentist Program and the Dental Health Maintenance Organization.
Disability. Disability products provide a benefit in the event of the disability of the insured. In most instances, this benefit is in the form of monthly income paid until the insured reaches age 65.
Property & Casualty. These products include personal lines property & casualty insurance offered directly to employees at their employer’s worksite through a variety of distribution channels, including independent agents, property & casualty specialists and direct marketing. The property & casualty products offered by the Group, Voluntary & Worksite business are the same products offered by the Retail property & casualty business.
Long-term Care. Long-term care products provide protection against the potentially high costs of long-term care services. They generally pay benefits to insureds who need assistance with activities of daily living or have a cognitive impairment. Although we discontinued the sale of these products in 2010, we continue to support our existing policyholders.

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
General account guaranteed interest contracts are designed to provide stable value investment options within tax-qualified defined contribution plans. Traditional general account guaranteed interest contracts integrate a general account fixed or determinable fixed maturity investment with a general account guarantee of liquidity at contract value for participant transactions.
Separate account guaranteed interest contracts are available to defined contribution plan sponsors. These contracts integrate market value returns on separate account investments with a general account guarantee of liquidity at contract value to the extent the separate account assets are not sufficient. The contracts do not have a fixed maturity date and are terminable by each party on notice.
Private floating rate funding agreements are generally privately-placed, unregistered investment contracts issued as general account obligations. Interest is credited based on an external index, generally the three-month London Interbank Offered Rate (“LIBOR”). Contracts may contain put provisions (of 90 days or longer) that allow for the contractholder to receive the account balance prior to the stated maturity date.
Pension Risk Transfers. We offer general account and separate account annuity products, generally in connection with the termination of defined benefit pension plans. These risk transfer products include single premium buyouts that allow for full or partial transfers of pension liabilities.
General account annuity products include nonparticipating contracts. Under nonparticipating contracts, group annuity benefits may be purchased for retired and terminated employees or employees covered under terminating or ongoing pension plans. Both immediate and deferred annuities may be purchased by a single premium at issue. There are generally no cash surrender rights, with some exceptions including certain contracts that include liabilities for cash balance pension plans.
Separate account annuity products include both participating and non-participating contracts. Under participating contracts, group annuity benefits are purchased for retired, terminated, or active employees covered under active or terminated pension plans. Both immediate and deferred fixed annuities are purchased with a single premium. Under some contracts, additional annuities may be periodically purchased at then current purchase rates. The assets supporting the guaranteed benefits for each contract are held in a separate account. Some contracts require the contractholder to make periodic payments to cover investment and insurance expenses. The Company fully guarantees benefit payments and is ultimately responsible for all benefit payments. The non-participating contracts have economic features similar to our general account product, but offer the added protection of an insulated separate account. Under U.S. GAAP, these annuity contracts are treated as general account products.
Institutional Income Annuities. These general account contracts are available for purchasing guaranteed payout annuities for employees upon retirement or termination of employment. These annuities can be either life contingent or non-life contingent. These annuities are nonparticipating, do not provide for any loan or cash surrender value and, with few exceptions, do not permit future considerations.
Torts and Settlements. We offer innovative strategies for complex litigation settlements, primarily structured settlement annuities.
Structured settlement annuities are customized annuities designed to serve as an alternative to a lump sum payment in a lawsuit initiated because of personal injury, wrongful death, or a workers’ compensation claim or other claim for damages. Surrenders are generally not allowed, although commutations are permitted in certain circumstances. Guaranteed payments consist of life contingent annuities, term certain annuities and lump sums.
Capital Markets Investment Products. Products we offer include funding agreements, funding agreement-backed notes and funding agreement-backed commercial paper. We also issue funding agreements to receive Federal Home Loan Bank (“FHLB”) advances and through a program with the Federal Agricultural Mortgage Corporation (“Farmer Mac”).

Funding agreement-backed notes are part of a medium term note program, under which funding agreements are issued to a special-purpose trust that issues marketable notes in U.S. dollars or foreign currencies. The proceeds of the issuance of a series of notes are used by the trust to acquire a funding agreement with matching interest and maturity payment terms from the Company. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors.
Funding agreement-backed commercial paper is issued by a special purpose limited liability company which deposits the proceeds under a master funding agreement issued to it by Metropolitan Life Insurance Company (“MLIC”) or MetLife USA. The commercial paper receives the same short-term credit rating as MLIC or MetLife USA and is marketed by major investment banks’ broker-dealer operations. The program allows for funding agreement-backed commercial paper to be issued in U.S. dollars or foreign currencies.
Through the Farmer Mac program, funding agreements have been issued by MLIC to Farmer Mac, as well as to certain special purpose entities (“SPEs”) that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac.
Other Corporate Benefit Funding Products and Services. We offer specialized life insurance products and funding agreements designed specifically to provide solutions for funding postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.
Latin America
In Latin America, our largest operations are in Mexico and Chile. The Latin America segment includes U.S. direct business, comprised of group and individual products sold through sponsoring organizations, affinity groups and direct to consumer.
The major products within Latin America are as follows:
Universal Life, Variable Life, Fixed Annuities and Term Life. For a description of these products, see “— Retail.”
ProVida. We offer a savings oriented pension product under a mandatory privatized social security system. See Note 3 of the Notes to the Consolidated Financial Statements.
In addition to other various products discussed within the Americas, Latin America also engages in the following businesses:
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

Operations
In the Americas, we operate in the U.S. and Latin America.

U.S.A.
Mexico
Colombia
Ecuador
Brazil
Chile
Uruguay
Argentina

Americas Sales Distribution Highlights at December 31, 2015

Retail	• MetLife Premier Client Group: 40 agencies and 4,000 career financial service representatives
Group, Voluntary & Worksite Benefits	• 350 marketing representatives
Corporate Benefit Funding	• 9 sales offices in the U.S.
Latin America	• 3,700 captive agents • 75 sponsors • 1,300 telesales representatives • 3,000 active brokers • 3,900 worksite marketing agents in Mexico

Sales Distribution
In the Americas, excluding Latin America, we market our products and services through various distribution channels. Our retail life, disability and annuities products targeted to individuals are sold via sales forces, comprised of MetLife employees, as well as third-party organizations. Our group and corporate benefit funding products are sold via sales forces primarily comprised of MetLife employees. Personal lines property & casualty insurance products are directly marketed to employees at their employer’s worksite. Personal lines property & casualty insurance products are also marketed and sold to individuals by independent agents, property & casualty specialists through a direct marketing channel, and via sales forces comprised of MetLife employees. MetLife sales employees work with all distribution channels to better reach and service customers, brokers, consultants and other intermediaries. In Latin America, we market our products and services through a multi-distribution strategy which varies by geographic region and stage of market development.
Retail Distribution
Retail products are sold through a diverse set of distribution networks in order to maximize penetration in the market place. These include our MetLife Premier Client Group, third-party organizations and property & casualty specialists.
Our MetLife Premier Client Group targets the middle to upper income consumer market, including the executives of small- to medium-sized companies and small business owners.

We also sell Retail products through various third-party organizations. We distribute products to individuals and small to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements with the support of wholesalers. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.
We market and sell property & casualty products through independent agents, property & casualty specialists, and the MetLife Premier Client Group. In recent years, we have increased the number of independent agents appointed to sell these products.
Group, Voluntary & Worksite Benefits Distribution
Group, Voluntary & Worksite Benefits distributes its products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. In addition, voluntary products are sold by specialists. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products.
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
We have entered into several operating joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of Group, Voluntary & Worksite Benefits products and services. We also sell our group products and services through sponsoring organizations and affinity groups and provide life and dental coverage to certain employees of the U.S. Government.
Corporate Benefit Funding Distribution
Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers. Products may be sold directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual, group and global distribution areas to better reach and service customers, brokers, consultants and other intermediaries.
Latin America Distribution
Latin America’s distribution channels include captive agents, direct marketing (“sponsored and direct to customer”), large multinational brokers and small and medium-sized brokers, direct and group sales forces (mostly for group policies without broker intermediation), and worksite marketing. The region has an exclusive and captive agency distribution network also selling a variety of individual life, accident & health, and pension products. In the direct marketing channel, we work with sponsors and telesales representatives selling mainly accident & health and individual life products directly to consumers. We currently work with active brokers with registered sales of group and individual life, accident & health, group medical, dental and pension products.
Asia
Product Overview
Our Asia segment engages in the following businesses:
Life Insurance. We offer both traditional and non-traditional life insurance products, such as whole life, term life, endowments, universal life and variable life products. We offer group life programs in most markets.
Accident & Health Insurance. We offer individual and group personal accident and supplemental health products, including AD&D, hospital indemnity, scheduled medical reimbursement plans, and coverage for serious medical conditions. In addition, we offer individual and group major medical coverage in select markets.
Retirement and Savings Products. We offer both fixed and variable annuity products in select markets, with our largest markets in Japan, Korea and China.
Credit Insurance. We offer credit insurance policies designed to fulfill certain obligations in the event of the policyholder’s death in select markets, including Japan, Australia and Bangladesh.

Operations
We operate throughout Asia, with our largest operation in Japan.

Nepal
Korea
China
Japan
India
Hong Kong
Vietnam
Bangladesh
Malaysia
Australia

Asia Sales Distribution Highlights at December 31, 2015

Japan	• 4,500 captive agents • 9,000 independent agents • 115 bancassurance relationships, including Japan Post • 170 direct marketing sponsors
Rest of Asia	• 45,000 agents and managers (including 4,000 agents and managers related to our operating joint venture in China) • Growing force of independent general agents • Bancassurance channel with access to thousands of bank customers

Sales Distribution
Our Asia operations are geographically diverse with developed and emerging markets. We market our products and services through a multi-channel distribution strategy including career agency, bancassurance, direct marketing, brokerage, other third-party distribution and e-commerce.
Japan’s multi-channel distribution strategy consists of captive agents, independent agents, bancassurance, direct marketing and brokers. While face-to-face channels continue to be core to Japan’s business, other channels, including bancassurance and direct marketing, have become a critical part of Japan’s distribution strategy. Our Japan operation has maintained its position in bancassurance due to its strong distribution relationship with Japan’s mega banks, trust banks and various regional banks, as well as with the Japan Post. The direct marketing channel is supported by an industry-leading marketing platform, state-of-the-art call center infrastructure and its own campaign management system. Our direct marketing operations, the largest of which is in Japan, deploy both broadcast marketing approaches (e.g. direct response TV, web-based lead generation) and traditional direct marketing techniques such as inbound and outbound telemarketing.
Outside of Japan, our distribution strategies differ by country but generally utilize a combination of captive agents, bancassurance relationships and direct marketing. Throughout the region, our Asia operation leverages its expertise in direct marketing operations management to conduct its own campaigns and provide those direct marketing capabilities to third-party sponsors. While not a significant part of the region’s overall business, sales of group life and pension business are primarily achieved through independent brokers and an employee sales force.

EMEA
Product Overview
Our EMEA segment engages in the following businesses:
Life Insurance. We offer both traditional and non-traditional life insurance products, such as whole life, term life, endowments and variable life products. We offer group term life programs in most markets.
Accident & Health Insurance. We offer individual and group personal accident and supplemental health products, including AD&D, hospital indemnity, scheduled medical reimbursement plans, and coverage for serious medical conditions. In addition, we offer individual and group major medical coverage in select markets.
Retirement and Savings Products. We offer fixed annuity products and pension products, including group pension programs in select markets. In Poland and Romania, we offer through specialized pension companies a savings oriented pension product under the mandatory privatized social security systems.
Credit Insurance. We offer credit insurance policies designed to fulfill certain obligations in the event of the policyholder’s death.
Operations
We operate in several countries across EMEA, with our largest operations in the Gulf and Poland.

EMEA Sales Distribution Highlights at December 31, 2015

- Multi-channel distribution strategy
- 6,200 captive agents
- 4,700 active brokers and third party multi-level agency networks
- 210 bancassurance and direct relationships
- 150 group / corporate direct sales force agents

MetLife, Inc. operates in 26 countries across EMEA, including Bahrain, Bulgaria, Cyprus, the Czech Republic, Egypt, France, Greece, Hungary, Ireland, Italy, Jordan, Kuwait, Lebanon, Oman, Poland, Portugal, Qatar, Romania, Russia, Saudi Arabia, Slovakia, Spain, Turkey, Ukraine, the United Arab Emirates and the United Kingdom.

Sales Distribution
Our EMEA operations are geographically diverse with a mix of developed and emerging markets. We hold leading positions in several markets in the Middle East and Central & Eastern Europe, and focus on attractive niche segments in more developed markets. Emerging markets represent a significant part of the region’s overall earnings. Our businesses in EMEA employ a multi-channel distribution strategy, including captive and independent agency, bancassurance and direct-to-consumer.
Corporate & Other
Overview
The Company reports certain of its results of operations in Corporate & Other. Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges, various start-up businesses (including expatriate benefits insurance and our investment management business through which we offer fee-based investment management services to institutional clients) and certain run-off businesses. Corporate & Other also includes assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. Under this in-force reinsurance agreement, we reinsure living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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
Pursuant to applicable insurance laws and regulations, MetLife, Inc.’s insurance subsidiaries, including affiliated captive reinsurers, establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.
U.S. state insurance laws and regulations require certain MetLife entities to submit to superintendents of insurance, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— Regulation — U.S. Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”
Insurance regulators in many of the non-U.S. countries in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “— Regulation — International Regulation.”

Underwriting and Pricing
Our Global Risk Management Department (“GRM”) contains a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for MetLife’s insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate. See “— Reinsurance Activity.”
Underwriting
Underwriting generally involves an evaluation of applications by a professional staff of underwriters and actuaries, who determine the type and the amount of insurance risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify such risks before issuing policies to qualified applicants or groups.
Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk or group has been examined and approved in accordance with our underwriting guidelines.
The underwriting conducted by our remote underwriting offices and intermediaries, as well as our corporate underwriting office, is subject to periodic quality assurance reviews to maintain high standards of underwriting and consistency. Such offices are also subject to periodic external audits by reinsurers with whom we do business.
We have established oversight of the underwriting process that facilitates quality sales and serves the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.
For our property & casualty business, our underwriting function has six principal aspects: evaluating potential voluntary and worksite employer accounts and independent agencies; establishing guidelines for the binding of risks; reviewing coverage bound by agents; underwriting potential insureds, on a case by case basis, presented by agents outside the scope of their binding authority; pursuing information necessary in certain cases to enable issuance of a policy within our guidelines; and ensuring that renewal policies continue to be written at rates commensurate with risk. Subject to very few exceptions, agents in each of the distribution channels have binding authority for risks which fall within our published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, we generally have the right within a specified period (usually the first 60 days) to cancel any policy.
We continually review our underwriting guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.
Pricing
Product pricing reflects our pricing standards, which are consistent for our global businesses. GRM, as well as regional finance and product teams are responsible for pricing and oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality and possible variability of results. For certain products, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and we bear all prior year gains and losses. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

Rates for group insurance and voluntary & worksite products (with the exception of property & casualty products) are based on anticipated earnings and expenses for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are repriced to reflect actual experience on such products. Products offered by Corporate Benefit Funding are priced on demand. Pricing reflects expected investment returns, as well as mortality, longevity and expense assumptions appropriate for each product. This business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values.
Rates for individual life insurance products are highly regulated and generally must be approved by the regulators of the jurisdictions in which the product is sold. Generally, such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Individual disability income products are based on anticipated results for the occupation being underwritten. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.
For our property & casualty business, our ability to set and change rates is subject to regulatory oversight. Rates for our major lines of property & casualty insurance are based on our proprietary database, rather than relying on rating bureaus. We determine prices in part from a number of variables specific to each risk. The pricing of personal lines insurance products takes into account, among other things, the expected frequency and severity of losses, the costs of providing coverage (including the costs of acquiring policyholders and administering policy benefits and other administrative and overhead costs such as reinsurance), competitive factors and profit considerations. The major pricing variables for personal lines insurance include characteristics of the insured property, such as age, make and model or construction type, as well as characteristics of the insureds, such as driving record and loss experience, and the insured’s personal financial management. As a condition of our license to do business in each state, we, like all other personal lines insurers, are required to write or share the cost of private passenger automobile and homeowners insurance for higher risk individuals who would otherwise be unable to obtain such insurance. This “involuntary” market, also called the “shared market,” is governed by the applicable laws and regulations of each state, and policies written in this market are generally written at rates higher than standard rates and typically afford less coverage.
We continually review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.
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

We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. Additionally, we enter into reinsurance agreements for risk and capital management purposes with several affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Vermont and Delaware, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions.”
Americas - Excluding Latin America
For our Retail Life & Other insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. We currently reinsure 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.
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
For our Group, Voluntary & Worksite Benefits segment, we generally retain most of the risk and only cede particular risk on certain client arrangements. The majority of our reinsurance activity within this segment relates to the following client agreements:

•
Employer sponsored captive programs: through these programs, employers buy a group life insurance policy with the condition that a portion of the risk is reinsured back to a captive insurer sponsored by the client.

•	Risk-sharing agreements: through these programs, clients require that we reinsure a portion of the risk back to third parties, such as minority-owned reinsurers.

•	Multinational pooling: through these agreements, employers buy many group insurance policies which are aggregated in a single insurer via reinsurance.
The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary from 50% to 90% of all the risks of the policies.
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
For our Corporate Benefit Funding segment, we have periodically engaged in reinsurance activities on an opportunistic basis. There were no such transactions during the periods presented.
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
Corporate & Other
We reinsure through 100% quota share reinsurance agreements certain run-off long-term care and workers’ compensation business written by MetLife USA.
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
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess reinsurance agreements, under which the direct writing company reinsures risk in excess of a specific dollar value for each policy within a class of policies, to provide greater diversification of risk and minimize exposure to larger risks. Such excess reinsurance agreements include retention reinsurance agreements and quota share reinsurance agreements. Retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company, and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies. Our life insurance products, particularly group life, subject us to catastrophe risk which we do not reinsure other than through our ongoing mortality reinsurance program which transfers risk at the individual policy level. For the Americas, excluding Latin America, we use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Currently, for Latin America, Asia and EMEA, we purchase catastrophe coverage to insure risks within certain countries deemed by management to be exposed to the greatest catastrophic risks.
Reinsurance Recoverables
For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables in the consolidated balance sheets, see Note 6 of the Notes to the Consolidated Financial Statements.

Regulation

Overview
In the U.S., our life insurance companies are regulated primarily at the state level with some products and services also subject to federal regulation. In addition, MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. As a non-bank systemically important financial institution (“non-bank SIFI”), MetLife, Inc. is also subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”). Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). See “— U.S. Regulation.”
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the countries in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. As a global systemically important insurer (“G-SII”), MetLife, Inc. may also become subject to additional capital requirements. See “— International Regulation.”
U.S. Regulation
Insurance Regulation
State insurance regulation generally aims at supervising and regulating insurers, with the goal of protecting policyholders and ensuring that insurance companies remain solvent. Insurance regulators have increasingly sought information about the potential impact of activities in holding company systems as a whole, and some jurisdictions have adopted laws and regulations enhancing “group-wide” supervision, as supported by the National Association of Insurance Commissioners’ (“NAIC”) Solvency Modernization Initiative. See “— NAIC” for information regarding group-wide supervision.
Each of MetLife’s insurance subsidiaries operating in the United States is licensed and regulated in each U.S. jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving certain policy forms;

•
regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the states benefits and other property that is not claimed by the owners;

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

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
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Regulation”) in December 2010 and December 2014. The Model Holding Company Act and Regulation serve as a basis for action by the states. See “— NAIC” for further information on the Model Holding Company Act and Regulation.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” See also “Dividend Restrictions” in Note 16 of the Notes to the Consolidated Financial Statements for further information regarding such limitations, as well as an amendment to the New York Insurance Law permitting MLIC to pay stockholder dividends to MetLife, Inc. in any calendar year without prior insurance regulatory clearance under one of two alternative formulations during 2016 and going forward.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “—Health Care Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, many of which remain to be completed.
Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers.

Dodd-Frank also includes provisions that impact the investments and investment activities of MetLife, Inc. and its subsidiaries, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the potential application of enhanced prudential standards and other restrictions, including the regulation of proprietary trading and sponsoring or investing in hedge funds or private equity funds, to non-bank SIFIs, all of which affect MetLife, Inc. as the FSOC has designated it as a non-bank SIFI. See “— Regulation as a Non-Bank SIFI.”
Health Care Regulation
The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Affordable Care Act”), imposes obligations on MetLife as an enterprise, and as a provider of non-medical health insurance benefits and as a purchaser~~s~~ of certain of these products. In 2014, we became subject to an excise tax called the “health insurer fee,” the cost of which is primarily passed on to group purchasers of certain of our dental and vision insurance products. Additionally, with respect to dental insurance products sold to groups with 50 or fewer employees, we have changed certain of our product offerings in response to the Affordable Care Act. The cost of these product changes will also be reflected in our pricing of such products. The Affordable Care Act and its related regulations have already resulted in increased and unpredictable costs to provide certain products and may have additional adverse effects. See “Risk Factors — Regulatory and Legal Risks — Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products.” It has also harmed our competitive position, as the Affordable Care Act has a disparate impact on our products compared to products offered by our not-for-profit competitors.
On July 14, 2014, the District of Columbia (“DC”) adopted a law that imposes an assessment on health insurers doing business in DC, including those that issue non-medical health-related products that are not subject to regulation under the Affordable Care Act. While the financial impact to the Company of DC’s action will be minimal, if other states decide to successfully adopt this model, there could be an impact on product pricing and sales. Currently 16 states and DC have created their own public healthcare exchanges. One other state (Connecticut) has levied an assessment and other states may also consider levying assessments on both medical and non-medical health insurers to fund their healthcare exchanges. On June 25, 2015, the U.S. Supreme Court, in the King v. Burwell decision, upheld the payment of tax credits to individuals who purchase coverage in states that have a federally facilitated exchange rather than a state exchange. Had the Supreme Court not upheld this payment, it is likely more states would have been compelled to create their own exchanges and possibly assess insurers for the fees of running these exchanges.
The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 also includes certain provisions for defined benefit pension plan funding relief. As part of our Corporate Benefit Funding segment, we offer general account and separate account group annuity products that enable a plan sponsor to transfer these risks, often in connection with the termination of defined benefit pension plans. See “Risk Factors — Regulatory and Legal Risks — Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products” for further information regarding the potential effect of such regulation.
Guaranty Associations and Similar Arrangements
Most of the U.S. jurisdictions in which our insurance subsidiaries are admitted to transact business require life, health and property & casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
In the past five years, the aggregate assessments levied against MetLife have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 21 of the Notes to the Consolidated Financial Statements for additional information on the insolvency assessments.

Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 21 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2015, 2014 and 2013, MetLife did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife USA, New England Life Insurance Company, General American Life Insurance Company (“GALIC”), and broker-dealer, MetLife Securities, Inc. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.
We also received an inquiry relating to licensing. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding the settlement of a licensing matter with the New York State Department of Financial Services (the “Department of Financial Services”) and the District Attorney, New York County, and a related amendment to the New York Insurance Law.
State insurance regulators and the NAIC are also investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks. The NAIC contracted with Rector & Associates to study captives and recommend additional regulation. Rector & Associates issued recommendations in June 2014, modifying its report which was released for comment in late February 2014 (as modified, the “Rector Report”). The Rector Report was adopted by an NAIC task force on June 30, 2014 and by an NAIC executive committee on August 17, 2014. As a result, a number of NAIC working groups have adopted and may continue to adopt additional regulations on captives. It is premature to project the impact, if any, of any such regulations on MetLife.
Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves. We expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” As a result of the Mergers, we no longer cede any U.S. variable annuity guarantee risks to a captive reinsurer. Instead, our reinsured U.S. variable annuity risks that were previously reinsured by captives are now reinsured by MLIC, MetLife USA, or third parties. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” and Note 16 of the Notes to the Consolidated Financial Statements.

The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings in prior years chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators. Because MetLife, Inc. is now supervised as a non-bank SIFI, an April 2015 Supervisory College was co-chaired by the Department of Financial Services and the Federal Reserve Bank of New York and attended by MetLife’s key U.S. and international regulators, including the FDIC, which has joint authority with the Federal Reserve Board over the resolution plan that MetLife will be required to submit. The next meeting is scheduled for June 2016 and will be chaired by the Federal Reserve Bank of New York. See “— Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” below. We have not received any reports or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
Policy and Contract Reserve Adequacy Analysis
Annually, our U.S. insurance subsidiaries, including affiliated captive reinsurers, are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the U.S. insurance subsidiary. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. The Company may increase reserves in order to submit an opinion without qualification. Since inception of this requirement, our U.S. insurance subsidiaries which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.
NAIC
The NAIC is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of MetLife, Inc.’s U.S. insurance subsidiaries.
The Model Holding Company Act and Regulation include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where MetLife has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. In December 2014, the NAIC adopted amendments to the Model Holding Company Act that would authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers who choose to opt in for the group-wide supervision. The amendments create a selection process for the group-wide supervisor, extend confidentiality protection to communications with the group-wide supervisor, and outline the duties of the group-wide supervisor. To date, a number of jurisdictions have adopted laws and regulations enhancing group-wide supervision.
The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The new model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, is expected to become effective in 2016. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our insurance subsidiaries’ domiciliary states. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife’s first ORSA summary report was submitted on behalf of the enterprise in December 2015.

In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. Insurance commissioners of certain states (e.g., New York) oppose or do not actively support the principles-based reserve approach.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of our U.S. insurance subsidiaries, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Most of our U.S. insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of our subsidiaries subject to these requirements was in excess of each of those RBC levels. See “Statutory Equity and Income” in Note 16 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Statutory Capital and Dividends.”
While not required by or filed with insurance regulators, we calculate internally defined combined RBC ratios (“Combined RBC Ratios”), which are determined by dividing the sum of total adjusted capital for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life Insurance Company (“American Life”), by the sum of company action level RBC for such subsidiaries. We calculate Combined RBC Ratios based on NAIC capital and reserving requirements (“NAIC-Based Combined RBC Ratios”). We also calculate Combined RBC Ratios derived from the statutory-basis financial statements as filed with insurance regulators (“Statement-Based Combined RBC Ratios”), which include additional capital requirements as required by the Department of Financial Services for the Company’s New York domiciled insurance subsidiaries.
Our NAIC-Based Combined RBC Ratios were 537% and 437% at December 31, 2015 and 2014, respectively. Our Statement-Based Combined RBC Ratios were 513% and 398% at December 31, 2015 and 2014, respectively. Higher total adjusted capital coupled with lower company action level RBC resulted in an increase of 100 points in the NAIC-Based Combined RBC Ratio at December 31, 2015 as compared to 2014 and contributed to the increase of 115 points in the Statement-Based Combined RBC Ratio at December 31, 2015 as compared to 2014. In addition, the reserve relief from the Department of Financial Services discussed below also contributed to this increase in the Statement-Based Combined RBC Ratio.
Combined statutory net income of MetLife, Inc.’s U.S. insurance subsidiaries, excluding American Life, was $3.2 billion (see Note 16 of the Notes to the Consolidated Financial Statements) and $2.3 billion on a statement-basis and NAIC-basis, respectively, for the year ended December 31, 2015. In both cases, statutory net income was the primary driver of the increase in total adjusted capital. In addition, statutory net income on a statement-basis benefited from the release of asset adequacy reserves at MLIC as discussed below. This was partially offset by an increase in reserves at MetLife USA. Also, on February 24, 2016, MetLife, Inc. paid a cash capital contribution of $1.5 billion to MetLife USA, which is included in MetLife USA statutory capital as of December 31, 2015 and also increased total adjusted capital. This capital contribution was made in contemplation of the proposed Separation. See Note 23 of the Notes to the Consolidated Financial Statements. The additional MetLife USA capital was not required to meet any regulatory solvency or liquidity targets but rather is intended to support the anticipated standalone ratings of the insurance subsidiaries of the new company. This net increase in total adjusted capital was partially offset by dividends to MetLife, Inc. and unrealized investment losses of $2.3 billion and $0.8 billion, respectively, for the year ended December 31, 2015.

Benefits from the shifting of the investment portfolio to asset classes with lower risk charges resulted in lower company action level RBC. This was coupled with lower market risk charges on variable annuity reserves, since in 2015 reserves were increased sufficiently to cover this market risk charge to RBC.
In addition to the aforementioned drivers of the increase in the NAIC-Based Combined RBC Ratio, the increase in the Statement-Based Combined RBC Ratios of 115 points was driven by Department of Financial Services Special Considerations Letters (each, an “SCL”) in 2015 and 2014, which lowered MLIC’s statement-based statutory capital and surplus at December 31, 2015 and 2014 by $0.5 billion and $1.4 billion, respectively, compared to NAIC-based statutory capital and surplus. The 2015 SCL provided meaningful relief to MLIC as compared to the 2014 SCL as it included, among other things, a provision that allowed insurers to seek approval to aggregate the results of their life, annuity and health businesses to satisfy asset adequacy testing requirements. This enabled MLIC to release asset adequacy reserves for long-term care and market value adjusted annuities of $0.7 billion and $0.2 billion, respectively, at December 31, 2015 and to avoid an estimated additional $0.3 billion of reserve strengthening that would have been required at December 31, 2015.
Effective December 31, 2013, the Department of Financial Services discontinued its most recent amendment to Regulation 147 which governed the valuation of life insurance policies. The amendment reflected changes made in 2013 by the NAIC to Actuarial Guideline 38 (which impacts the valuation of universal and variable life policies with secondary guarantees (“ULSG”)). As a result of this action, New York licensed insurers are required to comply with a prior version of the regulation. As of December 31, 2015, statutory reserves on in-force ULSG, net of reinsurance, exceed NAIC requirements by $103 million for MLIC and $26 million for MetLife Reinsurance Company of Vermont (“MRV”). The change in the regulation has a minimal reserve impact on new sales of ULSG products.
We are not aware of any NAIC adoptions that would have a material impact on the RBC of our U.S. insurance subsidiaries.
Regulation of Investments
Each of our U.S. insurance subsidiaries is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of MetLife, Inc.’s U.S. insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2015.
Regulation as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.”
On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The court held oral argument on the parties’ cross motions for summary judgment on February 10, 2016. On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. See Note 23 of the Notes to the Consolidated Financial Statements. See also “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — U.S Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” regarding the potential impact of the proposed Separation on MetLife, Inc.’s or the new company’s status as a non-bank SIFI.
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

Together with other non-bank SIFIs, MetLife, Inc. is subject to a number of Dodd-Frank requirements including responsibility to pay certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more, and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.
Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule that would have applied a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. While the final rule did not apply to non-bank SIFIs, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear.
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — U.S. Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI.” On September 30, 2014, the Federal Reserve Board announced that it would begin a quantitative impact study (“QIS”) to evaluate the potential effects of its revised regulatory capital framework on savings and loan holding companies and non-bank financial companies supervised by the Federal Reserve that are substantially engaged in insurance underwriting activity (insurance holding companies). The Federal Reserve Board conducted the QIS in order to enable it to design a capital framework for insurance holding companies it supervises; however, because the QIS was designed prior to the December 18, 2014 statutory change, the Federal Reserve has said the data collected has limitations and that they may seek additional data in the future. MetLife, Inc. voluntarily participated in the QIS.
Stress testing requirements have been implemented, which will, once capital requirements for non-bank SIFIs are determined, require non-bank SIFIs to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. As a non-bank SIFI, MetLife, Inc.’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. As a non-bank SIFI, MetLife, Inc. will be required to submit a resolution plan by December 31, 2016, unless the Federal Reserve Board and FDIC require a different due date.
In addition, if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s level of risk.

Orderly Liquidation Authority
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as MetLife, Inc.), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more, to cover the costs of liquidating any financial company subject to the new liquidation authority.
Volcker Rule
Under the Volcker Rule, Dodd-Frank authorizes through rulemaking additional capital requirements and quantitative limits on proprietary trading and sponsoring or investing in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”), by a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). After designation as a non-bank SIFI, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits that may be set forth in final regulations applicable to non-bank SIFIs. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, Inc., as a non-bank SIFI, may have to alter any of its future activities to comply.
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
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
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.
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
In August 2013, MetLife Bank, National Association (“MetLife Bank”) merged with and into MetLife Home Loans LLC (“MLHL”), its former subsidiary, with MLHL as the surviving, non-bank entity. The sole purpose of MLHL is to wind-down the limited remaining activities and fulfill remaining obligations and duties of MetLife Bank, some of which subject MLHL to certain federal consumer financial protection laws and certain state laws.

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on the Company, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements will be applicable to us in 2020 because the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the U.S. Commodity Futures Trading Commission (“CFTC”) adopted final margin requirements for non-centrally cleared derivatives during the fourth quarter of 2015, which are broadly consistent with the requirements published by the Bank of International Settlements and International Organization of Securities. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses to hold non-cash collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and CFTC (collectively, the “Commissions”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the Commissions’ interpretive regulations, products offered by our insurance subsidiaries other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients.
Securities, Broker-Dealer and Investment Adviser Regulation
Some of our subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933. Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”), and are members of, and subject to regulation by, FINRA. Further, some of our subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended, and are also registered as investment advisers in various states, as applicable. Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws.
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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See Note 21 of the Notes of the Consolidated Financial Statements.
International Regulation
Regulation of our insurance operations outside of the U.S. includes minimum capital, solvency and operational requirements. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by regulators to supervise our non-U.S. insurance businesses. We also have investment and pension companies in certain foreign jurisdictions that provide mutual fund, pension and other financial products and services. Those entities are subject to securities, investment, pension and other laws and regulations. In some jurisdictions, some of our insurance products are considered “securities” under local law and may be subject to local securities regulations and oversight by local securities regulators.
Our international operations are exposed to increased political, legal, financial, operational and other risks. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Changes in the laws and regulations that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions. For example, a new tax on assets in Poland became effective on January 1, 2016. This legislation applies to insurers, banks and branches of foreign banks and insurers. We expect this legislation to have a negative impact on our business in Poland, but we do not expect it to have a material impact on our overall business. In addition, a tax reform bill was enacted in Chile on September 29, 2014 which includes, among other things, a gradual increase in the corporate tax rate from 20% to 27%, with a taxpayer election that limits the corporate tax rate to 25% but eliminates the taxable profits fund, an exemption on taxes on corporate income that is reinvested. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results and Corporate & Other — EMEA” for a discussion of a write-down of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) associated with our EMEA business and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results and Corporate & Other — Latin America” for information regarding the impact on our Latin America business of this tax legislation in Chile. Also pending in Chile are changes to its pension system: a bill to create a state-owned pension company was introduced and a Presidential Advisory Committee was created to draft a reform proposal of the pension system. The committee issued a series of recommendations in September 2015, but the reform proposal has not been finalized and may still change further if a bill results from their recommendations. It is premature to predict the impact of such reforms on our pension business in Chile.
Part of our international insurance operations may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations to policyholders and claimants resulting from the insolvency of insurance companies. See “—Japan.” Annually, many of our international insurance operations are required to conduct an analysis of the sufficiency of all statutory reserves. In most of those cases, a locally qualified actuary must submit an analysis of the likelihood that the reserves make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. Local regulatory and actuarial standards for this vary widely; the required implied certainty of the signing actuary’s opinion varies equally widely.

We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally, to continue to increase. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations.
Solvency Regimes
Solvency II
Our insurance business throughout the European Economic Area (“EEA”) is subject to Solvency II, which consists of two inter-linked directives: Solvency II and Omnibus II. Solvency II was adopted by European authorities in 2009. It codifies and harmonizes regulation for insurance undertakings established in the European Union (“EU”). It provides a framework for new risk management practices, solvency capital standards and disclosure requirements. Omnibus II, amending Solvency II, was adopted in April 2014. It contains provisions that adapt Solvency II to the new supervisory architecture establishing the European Insurance and Occupational Pensions Authority (“EIOPA”) and includes a package of measures to facilitate the provision of insurance products with long-term guarantees. Both directives became effective on January 1, 2016.
Leading up to Solvency II’s effective date, EIOPA published Interim Guidelines aimed at increasing preparedness of both supervisors and insurers. The Interim Guidelines were applicable since January 1, 2014 and included certain reporting and organizational requirements with which we have complied in accordance with the requirements of our local regulators. Leading up to the effective date of both directives in 2016, the European authorities continued to establish supporting rules and guidance that implemented the legislation. Our operations within the EEA are prepared to comply with such requirements.
Other Solvency Regimes
Our insurance business in Mexico will be impacted by Mexico’s insurance law reform, adopted in February 2013. The reform, which became fully effective on January 1, 2016, envisions a Solvency II-type regulatory framework, instituting changes to reserve and capital requirements and corporate governance and fostering greater transparency.
In Chile, the law implementing Solvency II-like regulation is currently in the studies stage. However, the Chilean insurance regulator has already issued two resolutions, one for governance, and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. In January 2015, the regulator requested an impact study considering the third draft of the regulation for RBC requirements which was submitted in May 2015. In November 2015, the local regulator issued a draft regulation which requires Insurance undertakings to implement a risk appetite framework and produce an “Own Risk and Solvency Assessment.” A fourth impact study will be performed during 2016. The new solvency and supervisory regime is expected to be in force in 2017.
In China, the business of our joint venture (as well as the industry) will be impacted by China Risk Oriented Solvency System (“C-ROSS”), a new risk-based solvency regime. Like Solvency II, C-ROSS focuses on risk management and has three pillars (strengthen quantitative capital requirements, enhance qualitative supervision and establish a governance and market discipline process). China Insurance Regulatory Commission announced on January 26, 2016 that C-ROSS became effective as of January 1, 2016. Beginning in the first quarter of 2016, after one year’s parallel run of both old solvency and C-ROSS calculations, C-ROSS solvency will become the mandated reporting for the industry.
Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), and an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. The IAIS has published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. The FSB will continue to update the list annually. The IAIS plans to evaluate and, if necessary, update the assessment methodology every three years.

Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively. This first version applies specified factors to exposures of BCR components with an emphasis on non-traditional and non-insurance activities. G-SIIs will begin reporting BCR and HLA results to their group-wide supervisors as of June 2016 on a confidential basis to allow for refinement of the BCR and HLA until fully adopted and implemented in 2019. The FSB endorsed the first version of HLA, noting that further revision will be necessary before implementation to reflect ongoing work on the G-SII assessment methodology and the definition of non-traditional and non-insurance activity. In November 2015, the IAIS published consultations for stakeholder comment on both topics. MetLife submitted comments in January 2016. The IAIS plans to incorporate any changes to the assessment methodology in the 2016 G-SII assessment update.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft is scheduled to be published for comment in June 2016. The IAIS expects to publish an interim version of the ICS by the end of 2019 for implementation by individual jurisdictions with the further goal of reaching an ultimate ICS at some later date.
The FSB and IAIS propose that national authorities consider additional requirements for G-SIIs, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS proposals would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. of such proposals is uncertain.
Japan
Our operations in Japan are subject to regulation and examination by Japan’s Financial Services Agency (“FSA”). Our operations in Japan are required to file with the FSA annual reports for each fiscal year (ending March 31) which include financial statements. These annual reports are not prepared on a U.S. GAAP basis. Similar to the U.S., Japanese law provides that insurers in Japan must maintain specified solvency standards for the protection of policyholders and to support the financial strength of licensed insurers. As of December 31, 2015, the date of our most recent regulatory filing in Japan, the solvency margin ratio of our Japan operations was in excess of four times the 200% solvency margin ratio that would require corrective action. Most Japanese life insurers maintain a solvency margin ratio well in excess of the legally mandated minimum.
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
Our operations in Japan are subject to assessments to cover obligations to policyholders in the event of insolvency of other insurance companies. Under the Japanese Insurance Business Law, all licensed life insurers in Japan are assessed on an annual basis by the Life Insurance Policyholders Protection Corporation of Japan. These assessments are aggregated across all licensed life insurers in Japan and, in the event of a life insurance company insolvency, are used to satisfy certain obligations to policyholders and claimants of such insolvent company.
Company Ratings
Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders.
Rating Stability Indicators
Rating agencies use an “outlook statement” of “positive,” “stable,” ‘‘negative’’ or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “under review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers, acquisitions, dispositions or material changes in a company’s results, in order for the rating agency to perform its analysis to fully determine the rating implications of the event.

Insurer Financial Strength Ratings
The following insurer financial strength ratings represent each rating agency’s opinion of MetLife, Inc.’s principal insurance subsidiaries’ ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in MetLife, Inc.’s securities. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.
Our insurer financial strength ratings at the date of this filing are indicated in the following table. See “— Rating Agency Actions” below for information relating to the impact on our insurer financial strength ratings of the announcement of the proposed Separation. Additional information about financial strength ratings can be found on the respective websites of the rating agencies.

	A.M. Best	Fitch	Moody's	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
American Life Insurance Company	NR	NR	A1	AA-
			5th of 21	4th of 22
First MetLife Investors Insurance Company	A+	NR	NR	AA-
	2nd of 16			4th of 22
General American Life Insurance Company	A+	AA-	Aa3	A+
	2nd of 16	4th of 19	4th of 21	5th of 22
MetLife Insurance Company USA	A+	AA-	Aa3	A+
	2nd of 16	4th of 19	4th of 21	5th of 22
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
MetLife Insurance K.K. (MetLife Japan)	NR	NR	NR	AA-
4th of 22
New England Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
______________
NR = Not rated
See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Rating Agencies” for an in depth description of the impact of a ratings downgrade.
Rating Agency Actions
In response to the announcement by MetLife, Inc. on January 12, 2016 of its plan to pursue the Separation, the rating agencies in the table above took the following actions:

•	On January 14, 2016, A.M. Best placed the insurance financial strength ratings of MetLife, Inc.’s rated primary life/health insurance subsidiaries under review with developing implications.

•	On January 13, 2016, Fitch placed the insurance financial strength rating for GALIC and MetLife USA on “Rating Watch Negative.” The other ratings remain on stable outlook.

•
On January 13, 2016, Moody’s placed the insurance financial strength ratings of all of MetLife, Inc.’s rated operating subsidiaries on review for downgrade except American Life which remains on stable outlook.

•	On January 13, 2016, S&P downgraded the insurance financial strength rating for GALIC and MetLife USA and revised their outlook from “stable” to “negative.” The other ratings remain on stable outlook.
See Note 23 of the Notes to the Consolidated Financial Statements for further details on the proposed Separation.

Competition
We believe that competition faced by our segments is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete globally with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employer and other group customers, as well as agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. In the U.S. and Japan, we compete with a large number of domestic and foreign-owned life insurance companies, many of which offer products in categories on which we focus. Elsewhere, we compete with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies in particular areas in which they are active. Many of our group insurance products are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us.
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
Competition for employees in our industry is intense, and we need to be able to attract and retain the highly skilled people with knowledge of our business and industry experience to support our business. We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Insurance companies compete for sales representatives with demonstrated ability. We compete with other insurance companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. See “— Segments and Corporate & Other” for information on sales distribution. In selected global markets, we continue to undertake several initiatives to grow our career agency forces, while continuing to enhance the efficiency and production of our sales representatives. These initiatives may not succeed in attracting and retaining productive agents. Sales of individual insurance, annuities and investment products and our results of operations and financial position could be materially adversely affected if we are unsuccessful in attracting and retaining productive agents.
Numerous aspects of our business are subject to regulation. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. See “— Regulation.”
Employees
At December 31, 2015, we had approximately 69,000 employees. We believe that our relations with our employees are satisfactory.

Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Steven A. Kandarian	63	•	Chairman of the Board of MetLife, Inc. (January 2012-present) (Director of MetLife, Inc. since 2011)
		•	President and Chief Executive Officer (May 2011-present) of MetLife, Inc.
		•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (April 2005-April 2011)
Ricardo A. Anzaldua	62	•	Executive Vice President and General Counsel of MetLife, Inc. (December 2012-present)
		•	The Hartford Financial Services Group, Inc., an insurance and financial services company (February 2007-December 2012)
			•Associate general counsel and senior vice president, director of commercial and consumer markets law (October 2010-December 2012)
			• Associate general counsel and senior vice president, director of corporate law (February 2007-October 2010); corporate secretary (February 2008-October 2010)
Steven J. Goulart	57	•	Executive Vice President and Chief Investment Officer of MetLife, Inc. (May 2011-present)
		•	Head of the Portfolio Management Unit as Senior Managing Director of MLIC (January 2011-April 2011)
		•	Senior Vice President and Treasurer, MetLife, Inc. (July 2009-April 2011)
John C.R. Hele	57	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (September 2012-present)
		•	Executive vice president, chief financial officer and treasurer, Arch Capital Group Ltd., an insurance and reinsurance company (April 2009-August 2012)
Frans Hijkoop	55	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (August 2011-present)
		•	Chief personnel officer and senior vice president of human resources, American Foods division of PepsiCo Inc., a food and beverage company (January 2008-August 2011)
Michel Khalaf	52	•	President, EMEA of MetLife, Inc. (November 2011-present)
		•	Executive Vice President of MLIC (January 2011-November 2011)
		•	Regional President, Middle East, Africa and South Asia, Alico (November 2008-November 2011) (Mr. Khalaf joined MetLife as a result of the acquisition of ALICO)
Esther Lee	57	•	Executive Vice President and Global Chief Marketing Officer of MetLife, Inc. (January 2015-present)
		•	Senior Vice President, Brand Marketing, Advertising and Sponsorships of AT&T, Inc., a communications company (August 2011-December 2014)
		•	Senior Vice President, Brand Marketing and Advertising of AT&T, Inc. (June 2009-July 2011)
Martin J. Lippert	56	•	Executive Vice President and Head of Global Technology and Operations of MetLife, Inc. (November 2011-present)
		•	Executive Vice President and Head of Global Technology of MetLife, Inc. (September 2011-November 2011)
Maria R. Morris	53	•	Executive Vice President and Head of Global Employee Benefits of MetLife, Inc. (November 2011-present)
		•	Executive Vice President, Global Operations, Integration of MetLife, Inc. (September 2011-November 2011)
		•	Executive Vice President, Technology and Operations of MetLife, Inc. (January 2008-September 2011)
Christopher G. Townsend	47	•	President, Asia of MetLife, Inc. (August 2012-present)
		•	Chief executive officer of the Asia Pacific region, Chartis, a unit of AIG, an insurance and financial services company (January 2010-April 2012)

Trademarks
We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have the exclusive global license to use the Peanuts® characters in the area of financial services under an advertising and premium agreement with Peanuts Worldwide, LLC up to December 31, 2019. As a result of the acquisition of American Life and Delaware American Life Insurance Company (“DelAm”) (collectively, “ALICO”), we acquired trademarks of American Life, including the “ALICO” trademark. In addition, as a result of our acquisition of ProVida, we acquired “PROVIDA” and other trademarks. We believe that our rights in our trademarks and under our Peanuts® characters license are well protected.
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
MetLife makes available, free of charge, on its website (www.metlife.com) through the Investor Relations web page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports, as soon as reasonably practicable after filing (furnishing) such reports to the SEC. MetLife encourages investors to visit the Investor Relations web page from time to time, where it announces additional financial and other information about it to its investors, including in press releases, public conference calls and webcasts. The information found on MetLife’s website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document MetLife files with the SEC, and any references to MetLife’s website are intended to be inactive textual references only.
Item 1A. Risk Factors
Economic Environment and Capital Markets-Related Risks
If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect our financial condition, as well as the volume, profitability and results of our business operations, either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification.
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Weakness in the energy and metals and mining sectors and concerns about the political and/or economic stability of countries in regions outside the EU, including China, Ukraine, Russia, Argentina, Brazil, Japan and the Middle East, as well as Puerto Rico, have contributed to global market volatility. Concerns about global economic conditions, capital markets and the solvency of certain EU member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems, have also been a cause of elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” Any of these factors could have significant adverse effects on the economy and financial markets generally.

To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.” Also, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees, capital maintenance obligations and/or collateral requirements associated with our affiliated reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility, which may also increase the cost and limit the availability of the hedging instruments and other protective measures we take to mitigate such risk.
We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Lower interest rates generally increase account values in the near term, but may result in lower returns in fixed income options in the future. Decreases in account values reduce fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to our captive reinsurers.
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
Difficult conditions in the global capital markets and the economy may continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” below.
Adverse Global Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
The global capital and credit markets may be subject to periods of extreme volatility. Disruptions in capital markets could cause our liquidity and credit capacity to be limited.
We need liquidity to pay claims and other operating expenses, interest on our debt and dividends on our capital stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations, and our business and financial results may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
In the event global capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory considerations, availability of credit to us and the financial services industry generally, our credit ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital needed to operate our business, most significantly in our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital necessary to grow our business. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period
We are exposed to significant global financial and capital markets risks, including changes in interest rates, credit spreads, equity, oil and commodity prices, real estate markets, foreign currency exchange rates, market volatility, global economic performance in general, the performance of specific obligors, including governments, included in our investment portfolio and other factors outside our control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”
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
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities and commercial or agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. See “— Risks Related to Our Business — Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk.”
Our expectation for future spreads is an important component in the amortization of DAC and VOBA. Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
As a global insurance company, we are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. Actions resulting from these policies may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the income we earn on our investments or the level of product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”

Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. We, therefore, may have to accept a lower credit spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA, which reduces net income and may also cause us to accelerate the amortization of negative VOBA, which increases net income. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds. However, this increase in interest rates would typically cause any guaranteed living benefits to decline in value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. We also use derivatives to mitigate interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. See “Quantitative and Qualitative Disclosures About Market Risk.”
Credit Spreads
Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in such spreads. Market price volatility can make it difficult to value certain of our securities if trading becomes less frequent. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks.”
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

Real Estate Risk
Our primary exposure to real estate risk relates to commercial, agricultural and residential real estate. Our exposure to these risks stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and interest rate fluctuations. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification, and asset allocation, general economic conditions in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Obligor-Related Risks
Our investment portfolio contains investments in government bonds issued by certain EU member states and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments.” A number of member states are significantly impacted by the economies of their more influential neighbors and financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Concerns regarding these difficulties could disrupt the functioning of the financial markets.
Our investment portfolio also contains investments, primarily in revenue bonds issued under the auspices of U.S. states and municipalities, and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “State and political subdivision securities”). Various U.S. states and municipalities have faced budget deficits and financial difficulties. The financial difficulties of such U.S. states and municipalities could have an adverse impact on our State and political subdivision securities.
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
Regulatory and Legal Risks
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”

U.S. Regulation
Insurance Regulation
State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, like many life insurance companies, we use captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks and a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Insurance Regulatory Examinations and Other Activities.” If additional state insurance regulators restrict the use of such captive reinsurers, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products and/or our RBC ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. Such restrictions could also affect statutory reserve funding. See “— Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity.”
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Federal Initiatives.”
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
Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI. As a non-bank SIFI, MetLife, Inc. is subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. Many of the regulatory requirements that will apply to us have not been specified. In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. See Note 23 of the Notes to the Consolidated Financial Statements. No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur. Furthermore, there can be no assurance that the new company that would be created in connection with the Separation will not be designated by the FSOC as a non-bank SIFI or that any actions taken in furtherance of this plan will cause the FSOC to revoke its designation of MetLife, Inc. as a non-bank SIFI.
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

MetLife, Inc. may also be subject to additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs which will likely include leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. In addition, non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. The Federal Reserve Board also has the right to require any of MetLife, Inc.’s insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, as a result of our designation as a non-bank SIFI, under the Volcker Rule, we could be subject to the imposition by the Federal Reserve Board of additional capital requirements and quantitative limits on certain of our trading and investment activities.
As a non-bank SIFI, we may consider structural and other business alternatives that may be available to us in response to such designation, and we cannot predict the impact that any such alternatives, if implemented, may have on the Company or its security holders. See Note 23 of the Notes to the Consolidated Financial Statements for information on the Company’s announcement of its plan to pursue the Separation.
Together with other non-bank SIFIs and certain other large financial companies, MetLife, Inc. can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company. In addition, together with other non-bank SIFIs, MetLife, Inc. must pay certain assessments and other charges to offset certain costs incurred by the Federal Reserve Board in fulfilling its oversight role and in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research.
See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” for additional information regarding regulation of MetLife, Inc. as a non-bank SIFI.
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
The DOL proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. The DOL also proposed amendments to its prohibited transaction exemptions, and proposed a new exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. If the new DOL proposals become final, MetLife may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide. See “Business — Regulation — U.S. Regulation — ERISA Considerations.”
We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.
Mortgage and Foreclosure-Related Exposures
State and federal regulatory and law enforcement authorities have initiated various inquiries and investigations of alleged irregularities in the foreclosure practices of the residential mortgage servicing industry, mortgage origination and mortgage servicing practices. Although we have reached settlements with some regulators relating to our mortgage servicing activities and Federal Housing Administration loan origination, pending or additional inquiries, investigations or examinations may result in further monetary payments or other measures against us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Mortgage and Foreclosure-Related Exposures.”

International Regulation
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. A significant portion of our revenues is generated through operations in foreign jurisdictions, including many countries in early stages of economic and political development. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators. See “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.” This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as regulatory oversight, generally, to continue to increase. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Business — Regulation — International Regulation.”
Solvency Regimes
We are subject to Solvency II (adopted in 2009, effective on January 1, 2016) and Omnibus II (amending Solvency II, adopted in 2014, effective on January 1, 2016), two interlinked insurance regulatory directives that provide a framework for new risk management practices, solvency capital standards and disclosure requirements across our business in the European Economic Area, and may be subject to similar solvency regulations in other regions, such as Mexico, Chile and China. See “Business — Regulation — International Regulation — Solvency Regimes.” As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.
Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. While the regulatory standards that would apply to G-SIIs are still being developed, they will include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS proposals would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. of such proposals is uncertain. See “Business — Regulation — International Regulation — Global Systemically Important Insurers.”
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
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as Such a Financial Institution and as an Investor in Other Such Financial Institutions, as well as Our Investors
Under provisions of Dodd-Frank, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations and it was determined that such default would have serious effects on financial stability in the U.S., it could be compelled to undergo liquidation with the FDIC as receiver. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were appointed as the receiver for another type of a company (including an insurance holding company such as MetLife, Inc.), liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.

Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies and other financial companies with assets of $50 billion or more, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase our funding costs. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI — Orderly Liquidation Authority.”
Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products
The Affordable Care Act may lead to fundamental changes in the way that employers, including us, provide health care benefits and other forms of compensation to their employees and former employees. In addition to imposing obligations on MetLife as an enterprise, the Affordable Care Act also imposes requirements on us as a provider of non-medical health insurance benefits and as a purchaser of certain of these products. See “Business — U.S. Regulation — Insurance Regulation — Health Care Regulation” for information regarding such requirements, including the effect of assessments related to public healthcare exchanges. The Affordable Care Act or other related regulations or regulatory actions may adversely affect our ability to continue to offer certain non-medical health and dental insurance products in the same manner as we do today and may continue to result in increased and unpredictable costs to provide certain products thereby harming our competitive position.
In addition, we employ a substantial number of employees, including sales agents, in the United States to whom we offer employment-related benefits. We also currently provide benefits to certain of our retirees. These benefits are provided under complex plans that are subject to a variety of regulatory requirements. The Affordable Care Act or related regulations or regulatory actions could adversely affect our ability to attract, retain and motivate our associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Affordable Care Act and our competitors are not.
The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 also includes certain provisions for defined benefit pension plan funding relief. These provisions may impact the likelihood and/or timing of corporate plan sponsors terminating their plans and/or engaging in transactions to partially or fully transfer pension obligations to an insurance company. Consequently, this legislation could indirectly affect the mix of our business, with fewer pension risk transfers and more non-guaranteed funding products, and adversely impact our results of operations.
Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, some of MetLife, Inc.’s subsidiaries and their activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been proposed or adopted to the laws and regulations that govern the conduct of our variable insurance products business and our distributors. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs. See “Business — Regulation — U.S. Regulation — ERISA Considerations” and “Business — Regulation — U.S. Regulation — Securities, Broker-Dealer and Investment Adviser Regulation.” We also may be subject to similar laws and regulations in the foreign countries in which we offer products or conduct other activities similar to those described above. See “Business — Regulation — International Regulation.”
Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in domestic or foreign tax laws or interpretations of such laws could increase our corporate taxes and reduce our earnings. For example, in the third quarter of 2015, MetLife, Inc. recorded a $792 million after-tax charge, or $.70 per share, under accounting guidance for the recognition of tax uncertainties as a result of our consideration of recent decisions of the U.S. Court of Appeals for the Second Circuit upholding the disallowance of foreign tax credits claimed by other corporate entities not affiliated with us (in transactions different from ours), based upon a changed interpretation of the proper method of determining that a transaction has economic substance. Additionally, global budget deficits make it likely that governments’ need for additional revenue will result in future tax proposals that will increase our effective tax rate. However, it remains difficult to predict the timing and effect that future tax law changes could have on our earnings both in the U.S. and in foreign jurisdictions.

Additionally, U.S. tax laws currently afford certain tax treatment to life insurance and annuity products. The Obama Administration and some members of Congress have proposed certain changes to rules applicable to certain of these products and to individual income tax rates in general. Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets. Federal budgets have been proposed that would change selected company tax provisions and could adversely impact product affordability and availability. Tax reform proposals have also been made in recent Congresses to modify company tax treatment similar to those in the proposed budgets. These proposals have not advanced.
Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings are discussed in Note 21 of the Notes to the Consolidated Financial Statements. Updates are provided in the notes to our interim condensed consolidated financial statements included in our subsequently filed quarterly reports on Form 10-Q, as well as in Part II, Item 1 (“Legal Proceedings”) of those quarterly reports.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. We currently have a market presence in numerous countries and may be subject to additional investigations and lawsuits in these jurisdictions. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the countries where we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.
Risks Related to Acquisitions, Dispositions or Other Structural Changes
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. See Note 23 of the Notes to the Consolidated Financial Statements for information regarding MetLife, Inc.’s plan to pursue the Separation. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to an initial public offering, spin-off, joint venture or legal entity reorganization, including in connection with the proposed Separation.

The valuation and structure for any transaction reflect our financial projections and other qualitative and quantitative factors. Every transaction exposes us to the risk that actual results may materially differ from what we have projected. Factors that can cause our financial projections to vary materially from ultimate experience include, but are not limited to, macroeconomic, business growth, demographic, policyholder behavior, regulatory and political conditions.
Risks Relating to Acquisitions
Our ability to achieve certain financial benefits we anticipate from any acquisitions of businesses will depend in part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations and differences in operational culture may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.
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

•	If the acquired business relies on continued distribution access with another party, we are also exposed to the risk of loss of exclusivity or change in access due to regulatory changes.

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

•
We may incur significant costs in connection with any acquisition and the related integration. The costs and liabilities actually incurred in connection with an acquisition and subsequent integration process may exceed those anticipated

There could be unforeseen liabilities or asset impairments, including goodwill impairments, which arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.
In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses. Although we generally have rights to indemnification for certain losses, our rights are limited by survival periods for bringing claims and limitations on the nature and amount of losses we may recover, and we cannot be certain that indemnification will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any loss we may suffer. For example, we are indemnified under the stock purchase agreement dated as of March 7, 2010, as amended, by and among MetLife, Inc., American International Group, Inc. (“AIG”) and ALICO Holdings, LLC (now AM Holdings, LLC), a subsidiary of AIG, for various tax matters, including U.S. federal income taxes attributable to periods during which the ALICO business was included in AIG’s consolidated federal income tax return. It is possible, however, that any such indemnification may not be fully collectible. The use of our own funds as consideration in any acquisition would consume capital resources, which could affect our capital plan and render those funds unavailable for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities.

Risks Relating to Dispositions
We may separate a business through an outright sale, or by alternate means such as a public offering of shares in an independent, publicly traded company or a spin-off, which would also result in a separate, possibly independent and publicly traded, company. See Note 23 of the Notes to the Consolidated Financial Statements for information on the Company’s announcement of its plan to pursue the proposed Separation. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur.
Unanticipated developments could delay, prevent or otherwise adversely affect our ability to effect any disposition transaction. Factors which could affect our ability to consummate such transactions include difficulties in finding buyers and delays or other problems with obtaining required regulatory, tax and other approvals, as well as adverse conditions in the capital and credit markets.
When we dispose of subsidiaries or operations, we may remain liable to the acquiror or to third parties for certain losses or costs arising from the divested business or on other bases. We may also incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. Any such separation will also decrease the diversification of our sources of revenue and result in a greater percentage of our revenue being derived from non-U.S. sources which may increase our exposure to certain risks. See “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”
After any such disposition, shares of our Common Stock will represent an investment in a company different in size and characteristics from the present. These changes may cause some existing shareholders to sell their shares of our Common Stock, which could, if excessive, cause the market price of our Common Stock to decrease. In addition, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition.
Risks Relating to Joint Ventures
We participate in joint ventures in several countries, including China and India. We may enter into joint ventures with other companies or government enterprises in various other international markets, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for capital, product distribution, local market knowledge, or other resources. Limits on our ownership levels under local laws or regulations may increase our dependence on joint venture counterparties and subsequent changes to such laws or regulations may impact how we account for our joint venture ownership interests. See “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”
A joint venture may require an investment of considerable management, financial and operational resources to establish sufficient infrastructure such as underwriting, actuarial, risk management, compliance or other processes. If we are unable to effectively cooperate with joint venture counterparties, or any joint venture counterparty fails to meets its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to exercise management control or influence over these joint venture operations and our ability to achieve our objectives and our results of operations may be negatively impacted.

Risks Relating to Legal Entity Reorganizations
In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in November 2014, the Company completed the Mergers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Other Key Information — Significant Events.” The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those outlined above that are present in the case of an acquisition, including additional costs and expenses, information technology-related delays and problems, loss of key personnel and distraction of management. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
Investments-Related Risks
Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate joint ventures and funds. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our net income and financial position.
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

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2020 as a result of the adoption by the Prudential Regulators and the CFTC of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of previously eligible collateral or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect the liquidity of our investments and the composition of our investment portfolio. See “Business — Regulation — U.S. Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral,” and Note 9 of the Notes to the Consolidated Financial Statements.
Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have far exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS.”
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of writedowns or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our net income in a particular quarterly or annual period.

Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition
Fixed maturity, equity, fair value option (“FVO”) and trading securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” and Notes 1 and 10 of the Notes to the Consolidated Financial Statements.
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
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”

The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our business and results of operations.
Risks Related to Our Business
Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability
Our international operations face political, legal, financial, operational and other risks. These operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets; the imposition of limits on foreign ownership of local companies which may increase our dependence on joint venture counterparties and/or impact how we account for our joint venture ownership interests; changes in laws (including tax laws and regulations), their application or interpretation; political instability (including any resulting economic or trade sanctions); dividend limitations; price controls; changes in applicable currency; currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations and the imposition of regulations limiting our ability to distribute our products. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened.
Part of our international insurance operations may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations to policyholders and claimants resulting from the insolvency of insurance companies. We cannot predict the timing and scope of any assessments that may be made in the future, which may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. See “Business — Regulation — International Regulation” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
We have operations in regions where the legal and political systems and regulatory frameworks are subject to instability and disruptions. For example, instability has increased in many parts of the Middle East, as well as China, Argentina, Ukraine and Russia. Lack of legal certainty and stability in these regions exposes our operations there to increased risk of disruption and to adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business in these regions.

We have market presence in numerous countries and increased exposure to risks posed by local and regional economic conditions. China, Europe and Japan continue to experience overall sluggish economic performance, with concerns over low inflation. We face substantial exposure to the Japanese economy given our operations there. Unfavorable economic conditions in Japan, as well as in China and Europe, could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments, all of which could have a material adverse effect on our business, results of operations and financial condition. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.” Certain EU member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”) have been particularly affected by the sluggish economy, resulting in increased national debts and depressed economic activity. We have significant operations and investments in certain of these countries, including Europe’s perimeter region, which could be adversely affected by economic developments such as higher taxes, growing inflation, deflation, decreasing government spending, rising unemployment and currency instability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment,” “— Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.”
Furthermore, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.
We are continuing to expand our international operations in certain markets where we operate and in selected new markets. This may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. The prospects of our business also may be materially and adversely affected if we are not able to manage the growth of such international operations successfully. There can be no assurance that we will be successful in managing such future growth. Further, operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local political, economic and market conditions. Therefore, as we expand internationally, we may not achieve expected operating margins and our results of operations may be negatively impacted.
Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability
We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments, investments in foreign subsidiaries, net income from foreign operations and issuance of non-U.S. dollar denominated instruments, including guaranteed interest contracts and funding agreements. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our non-U.S. dollar denominated investments, our investments in foreign subsidiaries, and our net income from foreign operations. In addition, from time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign currency exchange rate risk is exacerbated by our investments in these emerging markets. See “Quantitative and Qualitative Disclosures About Market Risk.”
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
Historically, we have matched substantially all of our foreign currency denominated liabilities in our foreign subsidiaries with investments denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuations on local operating results; however, fluctuations in such rates affect the translation of these results into our U.S. dollar basis consolidated financial statements. Although we take certain actions to address this risk, including entering into foreign currency derivatives, foreign currency exchange rate fluctuations could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. Our reported results could also be adversely affected if the economy of one or more of our foreign subsidiaries is determined to be “highly inflationary,” generally defined by a cumulative inflation rate of approximately 100% or more over a three-year period.

We face substantial exposure to risks associated with fluctuations in the yen/U.S. dollar exchange rate because we have substantial operations in Japan and a significant portion of our premiums and investment income in Japan are received in yen. Most claims and expenses associated with our operations in Japan are also paid in yen and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. Accordingly, fluctuations in the yen/U.S. dollar exchange rate can have a significant effect on our reported financial position and results of operations. Our Japan operation does assume some currency exposure by backing a portion of surplus and yen-denominated liabilities with U.S. dollar assets. Although this represents risk to our Japan operation, this activity reduces yen exposure at the enterprise level. Additionally, our Japan operation sells U.S. dollar and Australian dollar life and annuity products to Japanese customers. We may experience elevated levels of early policy terminations when the Japanese yen weakens against these currencies. While the cost of early policy terminations is offset by surrender charges, foreign exchange rate fluctuations will impact both our sales volumes and the amount of business we have in-force.
Due to our significant international operations, during periods when any foreign currency in which we derive our revenues weakens (strengthens), translating amounts expressed in that currency into U.S. dollars causes fewer (more) U.S. dollars to be reported. Any unrealized foreign currency translation adjustments (“FCTA”) are reported in accumulated other comprehensive income (loss) (“AOCI”). The weakening of a foreign currency relative to the U.S. dollar will generally adversely affect the value of investments in U.S. dollar terms and reduce the level of reserves denominated in that currency.
An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings
We rely on our credit facilities as a potential source of liquidity. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. These credit facilities contain certain administrative, reporting, legal and financial covenants, including a requirement to maintain a specified minimum consolidated net worth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and Note 12 of the Notes to the Consolidated Financial Statements.
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
We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies
MLIC’s plan of reorganization, as amended, established in connection with its demutualization (the “Plan of Reorganization”), required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own individual participating whole life insurance policies of MLIC in force at the time of the demutualization are met. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.
The closed block assets, the cash flows generated by the closed block assets and the anticipated revenues from the policies in the closed block will benefit only the holders of the policies in the closed block. In addition, to the extent that these amounts are greater than the amounts estimated at the time the closed block was funded, dividends payable in respect of the policies included in the closed block may be greater than they would be in the absence of a closed block. Any excess earnings will be available for distribution over time only to closed block policyholders. See Note 7 of the Notes to the Consolidated Financial Statements.

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations
Financial strength ratings are published by various Nationally Recognized Statistical Rating Organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations, and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings.
Downgrades in our financial strength ratings or changes to our rating outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and derivative transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.
In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings indicate the NRSROs’ opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Downgrades in our credit ratings or changes to our rating outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with credit rating downgrade triggers and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” for further information on the impact of a one-notch downgrade. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Rating Agencies.”
In view of the difficulties experienced by many financial institutions as a result of the financial crisis and ensuing global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. Our ratings could be downgraded at any time and without notice by any NRSRO.
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. For example, for some of our group businesses under which the policies and related reinsurance are subject to periodic (typically annual) renewal, prices may increase at any renewal. Also, for most of our traditional life reinsurance agreements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” and “— If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”

If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations, including our liquidity. See “Business — Reinsurance Activity.”
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivatives.” If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.
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
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
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
Our property & casualty businesses have experienced, and will likely in the future experience, catastrophe losses that may have a material adverse impact on their business, results of operations and financial condition. Although we make every effort to limit our exposure to catastrophic risks through volatility management and reinsurance programs, these efforts do not eliminate all risk. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and man-made events such as terrorist attacks. Historically, most of our property & casualty catastrophe-related claims have related to homeowners coverages. However, catastrophes may also affect other property & casualty coverages. Due to their nature, we cannot predict the incidence, timing and severity of catastrophes. In addition, changing climate conditions, primarily rising global temperatures, may increase the frequency and severity of natural catastrophes such as hurricanes, tornadoes and floods.
We have hurricane exposure in coastal sections of the northeastern U.S. (including lower New York, New Jersey, Connecticut, Rhode Island and Massachusetts), the south Atlantic states (including Virginia, North Carolina, South Carolina, Georgia and Florida) and the Gulf Coast (including Alabama, Mississippi, Louisiana and Texas). We also have some earthquake exposure, primarily along the New Madrid fault line in the central U.S. and in the Pacific Northwest.
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
Most of the jurisdictions in which our U.S. insurance subsidiaries are admitted to transact business require life and property & casualty insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, who may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life and property & casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” and “Business — Regulation — International Regulation.”
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

Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life subject to the NAIC Model Regulation Valuation of Life Insurance Policies (commonly referred to as XXX), and ULSG subject to NAIC Actuarial Guideline 38 (commonly referred to as AXXX), as well as MLIC’s closed block. While we have financing facilities in place for certain previously written business, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic re-pricing. Any resulting cost increases could negatively impact our financial results.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, state insurance regulators and the NAIC are investigating the use of captive reinsurers and offshore entities to reinsure insurance risks. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If additional state insurance regulators determine to restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, thereby hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.
Competitive Factors May Adversely Affect Our Market Share and Profitability
We believe competition amongst insurance companies is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete globally with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have pre-existing customer bases for financial services products. Additionally, many of our group insurance products are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors than they could renewing coverage with us. These competitive pressures may adversely affect the persistency of these and other products, as well as our ability to sell our products in the future. Furthermore, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. See “Business — Competition.”
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
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation,” “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability.”
If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition
We perform our goodwill impairment testing using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment under certain circumstances.

The estimated fair value of the reporting unit is impacted by the performance of the business, which may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operations or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill” and Notes 1 and 11 of the Notes to the Consolidated Financial Statements.
Long-lived assets, including assets such as real estate, also require impairment testing. This testing is done to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group. Such writedowns could have a material adverse effect on our results of operations or financial position.
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.”
If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are deferred and referred to as DSI. VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. DAC, DSI and VOBA related to fixed and variable universal life and deferred annuity contracts are amortized in proportion to actual and expected future gross profits and for most participating contracts in proportion to actual and expected future gross margins. The amount of future gross profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of DAC for the aforementioned contracts.
If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC, DSI and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” for a discussion of how significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and Note 1 of the Notes to the Consolidated Financial Statements for further consideration of DAC and VOBA.
Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Certain of our variable annuity products include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”), and guaranteed minimum income benefits (“GMIBs”). These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.

We use hedging and other risk management strategies to mitigate the liability exposure and the volatility of net income associated with these liabilities. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers, derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”
In addition, hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, financial condition or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities — Variable Annuity Guarantees” and Note 1 of the Notes to the Consolidated Financial Statements for further consideration of the risks associated with guaranteed benefits.
Capital-Related Risks
Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish
The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. There is no requirement or assurance that we will declare and pay any dividends. In addition, as a result of MetLife, Inc.’s designation as a non-bank SIFI, we may be subject to restrictions arising from Federal Reserve regulation, including capital planning and stress testing requirements. The capital requirements that will apply to non-bank SIFIs are unclear. Furthermore, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” In addition, our ability to pay dividends on our common stock and repurchase our common stock is subject to restrictions arising from the terms of our preferred stock, junior subordinated debentures and trust securities, so called “dividend stopper” provisions, in situations where we may be experiencing financial stress. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife’s Fixed-to-Floating Exchangeable Surplus Trust Securities, which are exchangeable for junior subordinated debentures, and which contain terms with the same substantive effects in this discussion as the terms of MetLife, Inc.’s junior subordinated debentures. In addition, our ability to pay dividends on our preferred stock and interest on our junior subordinated debentures is also restricted by the terms of those securities.
Regulatory Restrictions
The Federal Reserve Board is required under Dodd-Frank to adopt enhanced prudential standards, including heightened capital and stress testing requirements, for non-bank SIFIs. While stress testing requirements have been adopted, they will not be effective until rules relating to capital requirements are implemented. Although the Federal Reserve Board has indicated that it intends to apply enhanced prudential standards to non-bank SIFIs by rule or order, it has not yet done so. Therefore, the manner in which these proposed standards might apply to MetLife, Inc., as a non-bank SIFI, remains unclear. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI.” See also “Business — Regulation — International Regulation — Global Systemically Important Insurers” regarding potential restrictions on MetLife, Inc. as a G-SII. It is possible that these requirements, or any others adopted, could restrict our ability to pay dividends, repurchase our common stock or other securities or engage in other transactions that could affect our capital. Furthermore, as a non-bank SIFI, MetLife, Inc. will be subject to stress testing conducted by the Federal Reserve, and our ability to pay dividends and repurchase our stock will be dependent on demonstrating the robustness of our capital planning and projection processes, as well as our ability to maintain our capital levels above regulatory minimum levels under stress scenarios. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. See “— As A Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow.”

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
Under our preferred stock, if we have not paid the full dividends on our preferred stock for a dividend period, we may not repurchase or pay dividends on our common stock for that period. Under our junior subordinated debentures, if we have not paid in full the accrued interest through the most recent interest payment date on our junior subordinated debentures, we may not repurchase or pay dividends on our common stock or other capital stock (including the preferred stock), subject to certain exceptions.
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

As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow
MetLife, Inc. is a holding company for its insurance and financial subsidiaries and does not have any significant operations of its own. Dividends from its subsidiaries and permitted payments to it under its tax sharing agreement with its subsidiaries are its principal sources of cash to meet its obligations and to pay preferred and common stock dividends. If the cash MetLife, Inc. receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, MetLife, Inc. may be required to raise cash through the incurrence of debt, the issuance of additional equity or the sale of assets.
The payment of dividends and other distributions to MetLife, Inc. by its U.S. insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. The payment of dividends and other distributions by insurance companies is also influenced by business conditions and rating agency considerations. See “Business — Regulation — U.S. Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” See also “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
Any payment of interest, dividends, distributions, loans or advances by our foreign subsidiaries and branches to MetLife, Inc. could be subject to taxation, insurance regulatory or other restrictions on dividends or repatriation of earnings under applicable law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which such foreign subsidiaries operate. See “Business — Regulation — International Regulation” and “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”
Dividends from operating subsidiaries are a major component of holding company free cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures.” If MetLife, Inc.’s operating subsidiaries were unable to make expected dividend payments to MetLife, Inc., we may be unable to meet our free cash flow goals and our ability to distribute cash to shareholders could be adversely affected.
Operational Risks
Our Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
Our enterprise risk management is designed to mitigate material risks and loss to the Company. We develop and periodically update our risk management policies and procedures to reflect ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections. These models may not operate properly or input and assumptions may be inaccurate. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under pending regulations. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI,” “Business — Regulation — International Regulation — Global Systemically Important Insurers” and “Quantitative and Qualitative Disclosures About Market Risk.”
The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Value of Our Investment Portfolio and the Level of Claim Losses We Incur
The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. or abroad and result in higher than anticipated claims under our insurance policies. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”

The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in Our Disaster Recovery Systems and Management Continuity Planning, Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
Our business is highly dependent upon the effective operation of our computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. Our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. While, to date, MetLife has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
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
The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third-parties that provide operational or information technology services to us to confirm compliance with MetLife’s information security standards, the failure of such third-parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $210 million.
Our Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.

General Risks
MetLife, Inc.’s Board of Directors May Influence the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust
Under the Plan, we established the MetLife Policyholder Trust to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of February 22, 2016, the Trust held 170,131,613 shares, or 15.5%, of the outstanding shares of MetLife, Inc. common stock. Because of voting provisions of the Trust and the number of shares held by it, the Trust may affect the outcome of matters brought to a stockholder vote. Except on votes regarding certain fundamental corporate actions described below, the trustee will vote all of the shares of common stock held in the Trust in accordance with the recommendations given by MetLife, Inc.’s Board of Directors to its stockholders or, if the Board gives no such recommendations, as directed by the Board. As a result of the voting provisions of the Trust, the Board of Directors may be able to influence the outcome of votes on matters submitted to a vote of stockholders, excluding certain fundamental corporate actions, so long as the Trust holds a substantial number of shares of common stock.
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
The MetLife Policyholder Trust Agreement provides that we may terminate the Trust once the percentage of outstanding shares held in the Trust falls to 25%. The winding up of the Trust must commence 90 days after we provide the trustee with notice that the percentage of outstanding shares held in the Trust is 10% or less. In connection with any termination of the Trust, all of the shares of common stock then held in the Trust will need to be distributed to the respective Trust beneficiaries, unless we offer to purchase all or a portion of such Trust shares. In connection with the termination of the Trust and such a distribution, we may incur costs related to regulatory filings, mailings to Trust beneficiaries or others, and costs related to an increase in the number of shareholders, which may include increased mailing and proxy solicitation expenses. After such a distribution, the addition of the respective Trust beneficiaries to our shareholder base with full voting rights may have a significant impact on matters brought to a stockholder vote and other aspects of our corporate governance.
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

Changes in Our Assumptions Regarding the Discount Rate, Expected Rate of Return, Mortality Rates and Expected Increase in Compensation Used for Our Pension and Other Postretirement Benefit Plans May Result in Increased Expenses and Reduce Our Profitability
We determine our pension and other postretirement benefit plan costs based on our best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets, mortality rates, expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability. See Note 18 of the Notes to the Consolidated Financial Statements for details on how changes in these assumptions would affect plan costs.
We May Not be Able to Protect Our Intellectual Property and May be Subject to Infringement Claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurers and financial institutions.
In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business and results of operations.
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
We compete with other financial services companies for sales representatives primarily on the basis of product features, support services, compensation and financial position. We continue to undertake several initiatives to enhance the efficiency and production of our existing sales force. These initiatives may not succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining highly qualified and productive agents. See “Business — Competition.”
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

In addition, MetLife, Inc.’s certificate of incorporation and by-laws also contain provisions that may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests or may otherwise adversely affect prevailing market prices for MetLife, Inc.’s common stock. These provisions include: a prohibition on the calling of special meetings or action by written consent by stockholders; and advance notice procedures for the nomination of candidates to the Board of Directors and stockholder proposals to be considered at stockholder meetings.
A majority of the combined voting power of the outstanding shares entitled to vote generally in the election of Directors may amend MetLife, Inc.’s certificate of incorporation or by-laws. This may allow shareholders to change the Company’s corporate governance and, therefore, make it more difficult for the Board of Directors to protect shareholders’ interests, e.g., if they are presented with an acquisition proposal that undervalues the Company.
Item 1B. Unresolved Staff Comments
MetLife has no unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.
Item 2. Properties
We lease 420,000 rentable square feet in an office building in Manhattan, New York. The term of that lease commenced in February 2008 and continues until April 2029. In August 2009, we subleased 32,000 rentable square feet of that space to a subtenant, which has met our standards of review with respect to creditworthiness. We also lease 495,000 rentable square feet at 200 Park Avenue, New York (the “MetLife Building”). The term of this lease commenced in December 2015 and continues until September 2027. We also lease additional space at the MetLife Building, which includes MetLife, Inc.’s boardroom. We have retained rights to existing signage for 20 years with optional renewal periods through 2205. Each of these spaces under lease is occupied by all of our segments, as well as Corporate & Other. The Company plans to consolidate its existing New York City offices to the MetLife Building, in phases, beginning in December 2016.
We lease 425,000 rentable square feet in Charlotte, North Carolina, which is predominantly occupied by the Retail segment, as well as Corporate & Other. The term of that lease commenced in April 2013 and continues until September 2026. We leased an additional 30,000 rentable square feet in Charlotte, North Carolina, the term of which commenced in May 2014 and expired on December 31, 2015. We lease 435,000 rentable square feet in two buildings in Cary, North Carolina, which are occupied by Global Technology & Operations, which supports all of our segments, as well as Corporate & Other. The leases for the two buildings commenced in February 2015 and April 2015, and will both continue until April 2030.
In December 2015, we entered into a sale-leaseback of five properties located in the U.S. with an unrelated third party. We own nine buildings in the U.S. that we use in the operation of our business. These buildings contain 2 million rentable square feet and are located in the following states: Florida, Illinois, Missouri, New York, Oklahoma and Pennsylvania. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. In addition to the aforementioned leases in New York and North Carolina, we lease space in 300 other locations throughout the U.S. Including our Long Island City, New York, facility and the lease-backs, these leased facilities consist of 6.5 million rentable square feet. Of these leases, 240 are occupied as sales offices while the balance of the space is utilized for corporate functions supporting business activities. We also own over 95 properties and lease close to 1,000 sites in various locations outside the U.S. We believe that these properties are suitable and adequate for our current and anticipated business operations.

We arrange for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, we have arranged $500 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2016, its renewal date.
Item 3. Legal Proceedings
See Note 21 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Common Equity
MetLife, Inc.’s common stock, par value $0.01 per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “MET” on April 5, 2000.
The following table presents high and low closing prices for our common stock on the NYSE for the periods indicated:

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$53.91	$57.70	$57.70	$51.69
Low	$46.50	$50.25	$46.07	$46.42

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Common Stock Price
High	$54.55	$56.55	$57.22	$56.36
Low	$47.06	$49.19	$51.08	$47.71
At February 22, 2016, there were 81,298 stockholders of record of our common stock.
The following table presents common stock dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the years ended December 31, 2015 and 2014:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
October 27, 2015	November 6, 2015	December 11, 2015	$0.375	$419
July 7, 2015	August 7, 2015	September 11, 2015	$0.375	420
April 28, 2015	May 11, 2015	June 12, 2015	$0.375	420
January 6, 2015	February 6, 2015	March 13, 2015	$0.350	394
				$1,653

October 28, 2014	November 7, 2014	December 12, 2014	$0.350	$398
July 7, 2014	August 8, 2014	September 12, 2014	$0.350	395
April 22, 2014	May 9, 2014	June 13, 2014	$0.350	395
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	311
				$1,499

The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve as a result of MetLife, Inc.’s designation as a non-bank SIFI. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI.” Furthermore, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “Business — Regulation — International Regulation — Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Dividends” and Note 23 of the Notes to the Consolidated Financial Statements for further information regarding preferred and common stock dividends.
See Item 12 for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2015 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2015	3,288,239	$46.63	3,288,239	$739,264,822
November 1 - November 30, 2015	2,315,355	$50.33	2,315,355	$622,723,711
December 1 - December 31, 2015	11,412,612	$48.40	11,412,581	$70,314,247
______________

(1)
During the periods October 1 through October 31, 2015, November 1 through November 30, 2015, and December 1 through December 31, 2015, separate account index funds purchased 0 shares, 0 shares and 31 shares, respectively, of common stock on the open market in nondiscretionary transactions. Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc. other than through a publicly announced plan or program.

(2)
On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of common stock repurchases in addition to previously authorized repurchases and, on September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its common stock, bringing MetLife, Inc.’s available repurchase authorization under the December 2014 and September 2015 authorizations as of such date to $1.0 billion. In October 2015, MetLife, Inc. completed all repurchases under the December 2014 authorization. At December 31, 2015, MetLife, Inc. had $70 million remaining under the September 2015 authorization. In January 2016, MetLife, Inc. completed all remaining repurchases under the September 2015 authorization. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Notes 16 and 23 of the Notes to the Consolidated Financial Statements.

Item 6. Selected Financial Data
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data at December 31, 2015 and 2014 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data at December 31, 2013, 2012 and 2011 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Statement of Operations Data
Revenues
Premiums	$38,545	$39,067	$37,674	$37,975	$36,361
Universal life and investment-type product policy fees	9,507	9,946	9,451	8,556	7,806
Net investment income	19,281	21,153	22,232	21,984	19,585
Other revenues	1,983	2,030	1,920	1,906	2,532
Net investment gains (losses)	597	(197)	161	(352)	(867)
Net derivative gains (losses)	38	1,317	(3,239)	(1,919)	4,824
Total revenues	69,951	73,316	68,199	68,150	70,241

Expenses
Policyholder benefits and claims	38,714	39,102	38,107	37,987	35,471
Interest credited to policyholder account balances	5,610	6,943	8,179	7,729	5,603
Policyholder dividends	1,388	1,376	1,259	1,369	1,446
Goodwill impairment	—	—	—	1,868	—
Other expenses	16,769	17,091	16,602	17,755	18,537
Total expenses	62,481	64,512	64,147	66,708	61,057
Income (loss) from continuing operations before provision for income tax	7,470	8,804	4,052	1,442	9,184
Provision for income tax expense (benefit)	2,148	2,465	661	128	2,793
Income (loss) from continuing operations, net of income tax	5,322	6,339	3,391	1,314	6,391
Income (loss) from discontinued operations, net of income tax	—	(3)	2	48	24
Net income (loss)	5,322	6,336	3,393	1,362	6,415
Less: Net income (loss) attributable to noncontrolling interests	12	27	25	38	(8)
Net income (loss) attributable to MetLife, Inc.	5,310	6,309	3,368	1,324	6,423
Less: Preferred stock dividends	116	122	122	122	122
Preferred stock repurchase premium	42	—	—	—	146
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,152	$6,187	$3,246	$1,202	$6,155

EPS Data (1)
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$4.61	$5.48	$2.94	$1.08	$5.79
Diluted	$4.57	$5.42	$2.91	$1.08	$5.74
Income (loss) from discontinued operations, net of income tax, per common share:
Basic	$—	$—	$—	$0.04	$0.02
Diluted	$—	$—	$—	$0.04	$0.02
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$4.61	$5.48	$2.94	$1.12	$5.81
Diluted	$4.57	$5.42	$2.91	$1.12	$5.76
Cash dividends declared per common share	$1.475	$1.325	$1.010	$0.740	$0.740

	December 31,
	2015	2014	2013	2012	2011
	(In millions)
Balance Sheet Data
Separate account assets	$301,598	$316,994	$317,201	$235,393	$203,023
Total assets	$877,933	$902,337	$885,296	$836,781	$796,226
Policyholder liabilities and other policy-related balances (2)	$411,359	$417,141	$418,487	$438,191	$421,267
Short-term debt	$100	$100	$175	$100	$686
Long-term debt	$18,023	$16,286	$18,653	$19,062	$23,692
Collateral financing arrangements	$4,139	$4,196	$4,196	$4,196	$4,647
Junior subordinated debt securities	$3,194	$3,193	$3,193	$3,192	$3,192
Separate account liabilities	$301,598	$316,994	$317,201	$235,393	$203,023
Accumulated other comprehensive income (loss)	$4,771	$10,649	$5,104	$11,397	$6,083
Total MetLife, Inc.’s stockholders’ equity	$67,949	$72,053	$61,553	$64,453	$57,519
Noncontrolling interests	$470	$507	$543	$384	$370

	Years Ended December 31,
	2015	2014	2013	2012	2011
Other Data (3)
Return on MetLife, Inc.’s common stockholders’ equity	7.5%	9.4%	5.4%	2.0%	12.2%
_____________

(1)
For the year ended December 31, 2012, all shares related to the assumed issuance of shares in settlement of the applicable stock purchase contracts relating to previously issued common equity units have been excluded from the calculation of diluted earnings per common share, as these assumed shares are anti-dilutive.

(2)
Policyholder liabilities and other policy-related balances include future policy benefits, policyholder account balances, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation.

(3)	Return on MetLife, Inc.’s common stockholders’ equity is defined as net income (loss) available to MetLife, Inc.’s common shareholders divided by MetLife, Inc.’s average common stockholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Selected Financial Data,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, operating earnings and operating earnings available to common shareholders, that are not based on GAAP. Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. See “— Non-GAAP and Other Financial Disclosures” for definitions of these and other measures.

Executive Summary
Overview
MetLife is a global provider of life insurance, annuities, employee benefits and asset management. MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and EMEA. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — Significant Events” for information on the Company’s announcement of its plan to pursue the Separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Current Year Highlights
Overall sales growth declined from 2014 levels; however, we experienced sales growth across various products within our regions during the year ended December 31, 2015, as compared to 2014. In particular, we had higher sales of retail annuity and accident & health products. A number of factors in 2015, however, offset the benefits of such sales growth, including (i) a tax charge and a related charge for interest on uncertain tax positions recorded under accounting guidance for the recognition of tax uncertainties, (ii) a decline in investment yields as a result of the sustained low interest rate environment and lower returns on other limited partnership interests, (iii) less favorable underwriting results driven by unfavorable claims experience in our property & casualty business, and (iv) a decrease in earnings as a result of our annual review of actuarial assumptions.
The following represents the segments’ contributions to total income (loss) from continuing operations, net of income tax, and total operating earnings for the year ended December 31, 2015:
_________________
(1) Excludes Corporate & Other.
(2) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Consolidated Results - Highlights
Income (loss) from continuing operations, net of income tax, down $1.0 billion:

● Operating earnings available to common shareholders down $1.1 billion

●
Net derivative gains (losses) unfavorable by $1.3 billion ($831 million, net of income tax) driven by unfavorable changes in market and other risks in embedded derivatives, as well as changes in interest rates

● Net investment gains (losses) favorable by $794 million ($516 million, net of income tax) primarily driven by a 2014 loss on the disposition of MetLife Assurance Limited (“MAL”)

● Includes a one-time tax benefit in Japan of $174 million in 2015

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders down $1.1 billion:
●
Results of operations impacted by: (i) lower investment yields; (ii) less favorable underwriting; (iii) unfavorable impact from annual reviews of assumptions; (iv) higher net investment income from portfolio growth; and (v) additional items described below.

●	Our 2015 results also included the following:
•
$557 million tax charge and a $362 million ($235 million, net of income tax) charge for interest on uncertain tax positions recorded under accounting guidance for the recognition of tax uncertainties related to the U.S. tax treatment of taxes paid by a wholly-owned United Kingdom (“U.K.”) investment subsidiary of MLIC

	•	$183 million of tax benefits related to (i) restructuring in Chile; (ii) a change in tax rate in Japan; (iii) the repatriation of earnings from Japan; and (iv) the devaluation of the peso in Argentina
●	Our 2014 results also included the following:
	•	$104 million, net of income tax, of favorable reserve adjustments related to disability premium waivers in the retail life business
	•	$117 million, net of income tax, increase in the litigation reserve related to asbestos
	•	Charge of $57 million, net of income tax, related to delayed settlement interest on unclaimed funds held by state governments in the retail life business
	•	Charges totaling $57 million, net of income tax, related to a settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County
	•	Net tax charge of $9 million related to: (i) charge related to a tax reform bill in Chile; and (ii) benefit related to the filing of the Company’s U.S. federal tax return
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Operating.”

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Consolidated Results Highlights
Income (loss) from continuing operations, net of income tax, up $2.9 billion:

● Net derivative gains (losses) favorable by $4.6 billion ($3.0 billion, net of income tax) driven by changes in interest rates and foreign currency exchange rates

● Annual assumption reviews related to reserves and DAC favorable by $262 million ($174 million, net of income tax)

● Net investment gains (losses) unfavorable by $358 million ($233 million, net of income tax) primarily driven by a loss on the disposition of MAL

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders up $299 million:
●
Results of operations impacted by: (i) higher net investment income from portfolio growth; (ii) higher asset-based fee income; (iii) lower interest credited expense; (iv) unfavorable mortality, morbidity and claims experience; (v) lower investment yields; and (vi) additional items described below.

●	Fourth quarter 2013 acquisition of ProVida favorable by $166 million, net of income tax (excluding impact of tax reform charge in Chile)
●	Our 2014 results also included the following:
	•	A $58 million non-tax deductible charge related to PPACA
	•	Additional items presented in “—Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014 — Consolidated Results — Operating Highlights” above
●	Our 2013 results also included the following:
	•	A $101 million, net of income tax, increase in the litigation reserve related to asbestos
	•	A $57 million, net of income tax, reserve strengthening in Australia
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Operating.”
Consolidated Company Outlook
As part of an enterprise-wide strategic initiative, we announced that, by 2016, we expected to increase our operating return on common stockholders’ equity (“operating ROE”), excluding AOCI, other than FCTA, driven by higher operating earnings. In 2016, we expect our operating ROE, excluding AOCI other than FCTA, to be approximately 11%.
When making projections, we must rely on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties. Our assumptions have been and will continue to be impacted by (i) MetLife, Inc.’s plan to pursue the Separation, (ii) regulatory uncertainty regarding capital requirements applicable to us, as a non-bank SIFI, which, among other things, impacted the level of our share repurchases, (iii) lower investment margins (primarily in the U.S.) as a result of the sustained low interest rate environment, (iv) lower than anticipated merger and acquisition activity, and (v) the impact on our foreign operations of the strengthening of the U.S. dollar.

We will need to take the above-referenced factors into account when formulating further assumptions. Due to the fact that the Separation is a significant restructuring of our business, we will not be able to further expand our outlook until we have further clarity on the nature of the Separation. The Separation is consistent with our “Accelerating Value” strategic initiative, giving greater weight to our commitments to maximize shareholder value and, subject to Board approval, regulatory constraints and acquisition opportunities, pay out our free cash flow to shareholders.
Other Key Information
Basis of Presentation
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2015 and 2014 and the operating results of such subsidiaries for the years ended November 30, 2015, 2014 and 2013. The Company is in the process of converting to calendar year reporting for these subsidiaries. These conversions are expected to be substantially complete in the first quarter of 2016. The impact of the conversions on our financial statements to date has been de minimis and, therefore, has been reported in net income in the quarter of conversion.
Significant Events
On January 12, 2016, the Company announced its plan to pursue the Separation. The Company is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the SEC filing and review process, as well as market conditions. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
In November 2014, MICC, a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MLI-USA, and its affiliate, MLIIC, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter, a former offshore, captive reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products. The surviving entity of the Mergers was MetLife USA. The Mergers have provided increased transparency relative to our capital allocation and variable annuity risk management. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Insurance Regulatory Examinations and Other Activities” and “— Liquidity and Capital Resources — The Company — Capital — Affiliated Captive Reinsurance Transactions” for information on our use of captive reinsurers.
In October 2013, MetLife, Inc. completed its acquisition of ProVida, the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of ProVida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. See Note 3 of the Notes to the Consolidated Financial Statements.
Industry Trends
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity, oil and commodity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect the business and economic environment and, ultimately, the amount and profitability of our business. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”

Weakness in the energy and metals and mining sectors and concerns about the political and/or economic stability of countries in regions outside the EU, including China, Ukraine, Russia, Argentina, Brazil, Japan and the Middle East, as well as Puerto Rico, have contributed to global market volatility. See “— Investments — Current Environment — Selected Country and Sector Investments.” Concerns about global economic conditions, capital markets and the solvency of certain EU member states and Europe’s perimeter region, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems, have also been a cause of elevated levels of market volatility. See “— Investments — Current Environment” for information regarding our exposure to obligations of European governments, European private obligors and Europe’s perimeter region. Contributing to such volatility are concerns that such countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt of such countries, including Europe’s perimeter region, could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. While economic conditions in certain of these countries, including Europe’s perimeter region seem to be stabilizing or improving, there is still concern that any support measures could affect the Euro exchange rate and have uncertain impacts on interest rates and risk markets.
In an effort to further stabilize the European financial crisis, in December 2015, the European Central Bank (“ECB”) extended its quantitative easing program until at least March 2017. These measures have included cutting interest rates to negative levels, providing inexpensive financing facilities designed to incentivize banks to extend loans, buying private sector asset-backed securities and covered bonds and extending its asset purchase program to include €60 billion per month of ECB purchases of local and regional debt, as well as sovereign debt on secondary markets. Such actions are intended to lessen the risk of deflation, lower borrowing costs in the Euro zone and encourage corporations to issue more asset-backed securities.
We face substantial exposure to the Japanese economy given our operations there. Structural weaknesses and debt sustainability have yet to be addressed effectively. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other developed country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. To avert deflation and to achieve sustainable economic growth, the government and the Bank of Japan have implemented a coordinated strategy which includes the imposition of a negative rate on commercial bank deposits, increased government bond purchases at longer maturities and tax reform, including the lowering of the Japanese corporate tax rate by approximately 2% and the delay until 2017 of an increase in the consumption tax to 10%. As a result of the decrease in the corporate tax rate, the Company recorded a one-time benefit of $174 million in the second quarter of 2015, which included an increase in Asia’s operating earnings of $61 million. This tax law change favorably affected our annual effective tax rate for 2015 by approximately 0.3% as compared to 2014.
Impact of a Sustained Low Interest Rate Environment
As a global insurance company, we are affected by the monetary policy of central banks around the world, as well as the monetary policy of the Federal Reserve Board in the United States. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity, including asset purchases and keeping interest rates low. However, in October 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing strength in the economy and substantial improvement in the outlook for labor market conditions, decided to conclude the asset purchase program. In December 2015, the FOMC increased the federal funds rate for the first time in 10 years and held it steady at its January 2016 meeting. Further increases in the federal funds rate in the future may affect interest rates and risk markets in the U.S. and other developed and emerging economies. See “— Financial and Economic Environment” for information regarding accommodative and other policy measures pursued by the ECB and the Bank of Japan. However, we cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”
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

Our expectations regarding future margins are an important component impacting the amortization of certain intangible assets such as DAC and VOBA. Significantly lower margins may cause us to accelerate the amortization, thereby reducing net income in the affected reporting period. Additionally, lower margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. We review this long-term margin assumption, along with other assumptions, as part of our annual assumption review.
Mitigating Actions
The Company continues to be proactive in its investment and interest crediting rate strategies, as well as its product design and product mix. To mitigate the risk of unfavorable consequences from the low interest rate environment in the U.S., the Company applies disciplined asset/liability management (“ALM”) strategies, including the use of derivatives, primarily interest rate swaps, floors and swaptions. A significant portion of these derivatives were entered into prior to the onset of the current low U.S. interest rate environment. In some cases, the Company has entered into offsetting positions as part of its overall ALM strategy and to reduce volatility in net income. Lowering interest crediting rates on some products, or adjusting the dividend scale on traditional products, can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, requirements to obtain regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our margins could decrease or potentially become negative. We are able to limit or close certain products to new sales in order to manage exposures. Business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. In addition, the Company is well diversified across product, distribution, and geography. Certain of our non-U.S. businesses, reported within our Latin America and EMEA segments, which accounted for approximately 15% of our operating earnings in 2015, are not significantly interest rate or market sensitive; in particular, they do not have any direct sensitivity to U.S. interest rates. The Company’s primary exposure within these segments is insurance risk. We expect our non-U.S. businesses to grow faster than our U.S. businesses and, over time, to become a larger percentage of our total business. As a result of the foregoing, the Company expects to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on the Company’s profitability. Based on a near to intermediate term analysis of a sustained lower interest rate environment in the U.S., the Company anticipates operating earnings will continue to increase, although at a slower growth rate.
Low Interest Rate Scenario
In formulating its insurance contract assumptions, the Company uses projections that it makes regarding interest rates. Included in these assumptions is the projection that the 10-year Treasury rate will rise from 2.27% at December 31, 2015 to 4.50% in 11 years, by 2026 and that 10-year yields will reach 2.78%, 3.07% and 3.21% by December 31, 2016, 2017 and 2018, respectively. Also included is the projection that the three-month LIBOR rate will move from 0.61% at December 31, 2015 to 1.32%, 1.81% and 1.76% by December 31, 2016, 2017 and 2018, respectively. However, due to the significant decline in the 10-year U.S. Treasury rate below 2.00% subsequent to December 2015, we have revised the hypothetical low interest rate scenario on our 2016, 2017 and 2018 operating earnings for the total Company, as well as each segment and Corporate & Other, that would be significantly affected by changes in LIBOR and U.S. interest rates, but without the effect of the proposed Separation (described in further detail in Note 23 of the Notes to the Consolidated Financial Statements). The revised low interest rate scenario reflects a decrease in the assumed constant 10-Year U.S. Treasury rate from 2.00% to 1.50% with the corresponding consensus of interest rate views and credit spreads (the “Low Interest Rate Scenario”).
The following summarizes the impact of the Low Interest Rate Scenario. In addition, we have included disclosure on the potential impact on 2016, 2017 and 2018 net income using the same Low Interest Rate Scenario on the mark-to-market of derivative positions that do not qualify as accounting hedges.

Below is a summary of the rates we used for the Low Interest Rate Scenario versus our business plan through 2018. These rates represent the most relevant short-term and long-term rates for our business plan.

	Years Ended December 31,
	2015		2016		2017		2018
	Low Interest Rate Scenario	Business Plan	Low Interest Rate Scenario	Business Plan	Low Interest Rate Scenario	Business Plan	Low Interest Rate Scenario	Business Plan
Three-month LIBOR	0.24%	0.61%	0.24%	1.32%	0.24%	1.81%	0.24%	1.76%
10-year U.S. Treasury	1.50%	2.27%	1.50%	2.78%	1.50%	3.07%	1.50%	3.21%
The Low Interest Rate Scenario assumes three-month LIBOR to be 0.24% and the 10-year U.S. Treasury rate to be 1.50% at December 31, 2015 and remain constant at those levels until December 31, 2018. We make similar assumptions for interest rates at other maturities, and hold this interest rate curve constant through December 31, 2018. In addition, in the Interest Rate Scenario, we assume credit spreads remain constant from December 2015 through the end of 2018 as compared to our business plan which assumes rising credit spreads through 2016 and thereafter remaining constant through the end of 2018. Further, we also include the impact of low interest rates on our pension and postretirement plan expenses. We allocate this impact across our segments and it is included in the segment discussion below. The discount rate used to value these plans is tied to high quality corporate bond yields. Accordingly, an extended low interest rate environment will result in increased pension and other postretirement benefit liabilities. However, these liabilities are offset by corresponding returns on the fixed income portfolio of pension and other postretirement benefit plan assets resulting in an overall decrease in expense.
Hypothetical Impact to Operating Earnings
Based on the above assumptions, we estimate an unfavorable combined long-term and short-term interest rate impact on our consolidated operating earnings from the Low Interest Rate Scenario of approximately $65 million in 2016, $210 million 2017 and $375 million in 2018. Under the Low Interest Rate Scenario, our long-term businesses are negatively impacted by the larger gap between new money yields and the yield on assets rolling off the portfolio. However, there are positive offsets under the Low Interest Rate Scenario as short-term rates are much lower than the business plan rates and the yield curve is steeper than that of the business plan. For example, our securities lending business performs better than our business plan because it is driven by the slope of the yield curve rather than by the level of interest rates. In addition, derivative income is higher primarily due to our receiver swaps where we receive a fixed rate and pay a floating rate.
In addition to its impact on operating earnings, we estimated the effect of the Low Interest Rate Scenario on the mark-to-market of our derivative positions that do not qualify as accounting hedges. We applied the Low Interest Rate Scenario to these derivatives and compared the impact to that from interest rates in our business plan. We hold a significant position in long duration receive-fixed interest rate swaps to hedge reinvestment risk. These swaps are most sensitive to the 30-year and 10-year swap rates and we recognize gains as rates drop and recognize losses as rates rise. This estimated impact on the derivative mark-to-market does not include that of our VA program derivatives as the impact of low interest rates in the freestanding derivatives would be largely offset by the mark-to-market in net derivative gains (losses) for the related embedded derivative.
Hypothetical Impact to Our Mark-to-Market Derivative Positions
Based on these additional assumptions, we estimate the combined long-term and short-term interest rate impact of the Low Interest Rate Scenario on the mark-to-market of our derivative positions that do not qualify as accounting hedges to be an increase in net income of $530 million and $40 million in 2016 and 2017, respectively, and a decrease in net income of $90 million in 2018. See “— Results of Operations — Consolidated Results” for information regarding our actual gains and losses on the Company’s non-VA program derivatives due to interest rate changes (U.S. dollar and non-U.S. dollar denominated instruments) which are included in net income.
Segments and Corporate & Other
The following discussion summarizes the impact of the above Low Interest Rate Scenario on the operating earnings of our segments, as well as Corporate & Other. See also “— Policyholder Liabilities — Policyholder Account Balances” for information regarding the account values subject to minimum guaranteed crediting rates.

Retail
Life & Other – Our interest rate sensitive products include traditional life, universal life, and retained asset accounts. Because the majority of our traditional life insurance business is participating, we can largely offset lower investment returns on assets backing our traditional life products through adjustments to the applicable dividend scale. In our universal life products, we manage interest rate risk through a combination of product design features and ALM strategies, including the use of hedges such as interest rate swaps and floors. While we have the ability to lower crediting rates on certain in-force universal life policies to mitigate margin compression, such actions would be partially offset by increases in our liabilities related to policies with secondary guarantees. Our retained asset accounts have minimum interest crediting rate guarantees which range from 0.5% to 4.0%, all of which are currently at their respective minimum interest crediting rates. While we expect to experience margin compression as we reinvest at lower rates, the interest rate derivatives held in this portfolio will partially mitigate this risk.
Annuities – The impact on operating earnings from margin compression is concentrated in our deferred annuities where there are minimum interest rate guarantees. Under the Low Interest Rate Scenario, we assume that a larger percentage of customers will maintain their funds with us to take advantage of the attractive minimum guaranteed crediting rates and we expect to experience margin compression as we reinvest cash flows at lower interest rates. Partially offsetting this margin compression, we assume we will lower crediting rates on contractual reset dates for the portion of business that is not currently at minimum crediting rates. Additionally, we have various derivative positions, primarily interest rate floors, to partially mitigate this risk.
Reinvestment risk is defined for this purpose as the amount of reinvestment in 2016, 2017 and 2018 that would impact operating earnings due to reinvesting cash flows in the Low Interest Rate Scenario. For the deferred annuities business, $2.1 billion, $2.1 billion, and $0.4 billion in 2016, 2017, and 2018, respectively, of the asset base will be subject to reinvestment risk on an average asset base of $36.7 billion, $37.5 billion and $38.2 billion in 2016, 2017 and 2018, respectively.
We estimate an unfavorable combined long-term and short-term interest rate impact on the operating earnings of our Retail segment from the Low Interest Rate Scenario of $10 million, $65 million and $165 million in 2016, 2017 and 2018, respectively.
Group, Voluntary & Worksite Benefits
Group – In general, most of our group life insurance products in this segment are renewable term insurance and, therefore, have significant repricing flexibility. Interest rate risk arises mainly from minimum interest rate guarantees on retained asset accounts. These accounts have minimum interest crediting rate guarantees which range from 0.5% to 3.0%. All of these account balances are currently at their respective minimum interest crediting rates and we would expect to experience margin compression as we reinvest at lower interest rates. We have used interest rate floors to partially mitigate the risks of a sustained U.S. low interest rate environment. We also have exposure to interest rate risk in this business arising from our group disability policy claim reserves. For these products, lower reinvestment rates cannot be offset by a reduction in liability crediting rates for established claim reserves. Group disability policies are generally renewable term policies. Rates may be adjusted on in-force policies at renewal based on the retrospective experience rating and current interest rate assumptions. We review the discount rate assumptions and other assumptions associated with our long-term disability claim reserves no less frequently than annually. Our most recent review at the end of 2015 resulted in no change to the applicable discount rates.
Voluntary & Worksite – We have exposure to interest rate risk in this business arising mainly from our long-term care policy reserves. For these products, lower reinvestment rates cannot be offset by a reduction in liability crediting rates for established claim reserves. Long-term care policies are guaranteed renewable, and rates may be adjusted on a class basis with regulatory approval to reflect emerging experience. Our long-term care block is closed to new business. The Company makes use of derivative instruments to more closely match asset and liability duration and immunize the portfolio against changes in interest rates. Reinvestment risk is defined for this purpose as the amount of reinvestment in 2016, 2017 and 2018 that would impact operating earnings due to reinvesting cash flows in the Low Interest Rate Scenario. For the long-term care portfolio, $1.8 billion, $1.7 billion and $1.5 billion of the asset base in 2016, 2017 and 2018, respectively, will be subject to reinvestment risk on an average asset base of $10.5 billion, $11.2 billion and $11.8 billion in 2016, 2017 and 2018, respectively.
We estimate a favorable combined long-term and short-term interest rate impact on the operating earnings of our Group, Voluntary & Worksite Benefits segment from the Low Interest Rate Scenario of $5 million in 2016 and an unfavorable impact of $10 million and $45 million 2017 and 2018, respectively.

Corporate Benefit Funding
This segment contains both short and long duration products consisting of capital market products, pension risk transfers, structured settlements, and other benefit funding products. The majority of short duration products are managed on a floating rate basis, which mitigates the impact of the low interest rate environment in the U.S. The long duration products have very predictable cash flows and we have matched these cash flows through our ALM strategies. We also use interest rate swaps to help protect income in this segment against a low interest rate environment in the U.S. Based on the cash flow estimates, only a small component is subject to reinvestment risk. Reinvestment risk is defined for this purpose as the amount of reinvestment in 2016, 2017 and 2018 that would impact operating earnings due to reinvesting cash flows in the Low Interest Rate Scenario. For the long duration business, $0.6 billion of the asset base in 2016 will be subject to reinvestment risk on an average asset base of $60.6 billion. In 2017 and 2018, none of the asset base will be subject to reinvestment risk on an average asset base of $63.9 billion and $66.5 billion, respectively.
We estimate an unfavorable combined long-term and short-term interest rate impact on operating earnings on our Corporate Benefit Funding segment from the Low Interest Rate Scenario of $5 million, $30 million and $45 million in 2016, 2017 and 2018, respectively.
Asia
Our Asia segment has a portion of its investments in U.S. dollar denominated assets.
Life & Other – Our Japan business offers traditional life insurance and accident & health products. To the extent the Japan life insurance portfolio is U.S. interest rate and LIBOR sensitive and we are unable to lower crediting rates to the customer, operating earnings will decline. We manage interest rate risk on our life products through a combination of product design features and ALM strategies.
Annuities – We sell annuities in Asia which are predominantly single premium products with crediting rates set at the time of issue. This allows us to tightly manage product ALM, cash flows and net spreads, thus maintaining profitability.
We estimate an unfavorable combined long-term and short-term interest rate impact on the operating earnings of our Asia segment from the Low Interest Rate Scenario of $25 million, $50 million and $60 million in 2016, 2017 and 2018, respectively.
Corporate & Other
Corporate & Other contains the surplus portfolios for the enterprise, the portfolios used to fund the capital needs of the Company and various reinsurance agreements. The surplus portfolios are subject to reinvestment risk; however, lower net investment income is significantly offset by lower interest expense on both fixed and variable rate debt. Under a lower interest rate environment, fixed rate debt is assumed to be either paid off when it matures or refinanced at a lower interest rate resulting in lower overall interest expense. Variable rate debt is indexed to the three-month LIBOR, which results in lower interest expense incurred.
We estimate an unfavorable combined long-term and short-term interest rate impact on the operating earnings of Corporate & Other from the Low Interest Rate Scenario of $30 million, $55 million and $60 million in 2016, 2017 and 2018, respectively.
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

Regulatory Developments
In the U.S., our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers and offshore entities to reinsure insurance risks.
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been adopted and additional reforms proposed, and these or other reforms could be implemented. See “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability.” For example, Dodd-Frank, which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.
Mortgage and Foreclosure-Related Exposures
MetLife no longer engages in the origination, sale and servicing of forward and reverse residential mortgage loans. See Note 21 of the Notes to the Consolidated Financial Statements for further information regarding our mortgage and foreclosure-related exposures.
Notwithstanding MetLife Bank’s exit from the origination and servicing businesses, MLHL remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $72 million and $85 million at December 31, 2015 and 2014, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $31 million and $38 million at December 31, 2015 and 2014, respectively. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;
(ii)	capitalization and amortization of DAC and the establishment and amortization of VOBA;
(iii)	estimated fair values of investments in the absence of quoted market values;
(iv)	investment impairments;
(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;
(vi)	measurement of goodwill and related impairment;
(vii)	measurement of employee benefit plan liabilities;
(viii)	measurement of income taxes and the valuation of deferred tax assets; and
(xi)	liabilities for litigation and regulatory matters.

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
Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for ULSG and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the S&P 500 Index.
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
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in our security impairment process. See “— Investment Impairments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in force at the acquisition date. For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability included in other policy-related balances. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $200 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25%.
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

At December 31, 2015, 2014 and 2013, DAC and VOBA for the Company was $24.1 billion, $24.4 billion and $26.7 billion, respectively. Amortization of DAC and VOBA associated with the variable and universal life and the annuity contracts was significantly impacted by movements in equity markets. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2015, 2014 and 2013. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2015	2014	2013
	(In millions)
General account investment return	$(72)	$(45)	$(66)
Separate account investment return	(31)	43	157
Net investment gains (losses)/Net derivative gains (losses)	(9)	(42)	195
Guaranteed minimum income benefits	(125)	(63)	337
Expense	(93)	24	36
In-force/Persistency	220	94	72
Policyholder dividends and other	(39)	(74)	8
Total	$(149)	$(63)	$739
The following represent significant items contributing to the changes to DAC and VOBA amortization in 2015:

•	Changes in net investment and net derivative gains (losses) resulted in the following changes in DAC and VOBA amortization:

–
Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $338 million, excluding the impact from our nonperformance risk and risk margins, which are described below. Mark-to-market changes on the freestanding derivatives hedging such guarantee obligations resulted in an increase in DAC and VOBA amortization of $114 million.

–
The Company’s nonperformance risk adjustment decreased the valuation of guaranteed liabilities, increased actual gross profits and increased DAC and VOBA amortization by $17 million. This was partially offset by the lower risk margins, which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $10 million.

–	The remainder of the impact increased DAC and VOBA amortization by $226 million and was attributable to 2015 investment activities, methodology refinement, and assumption updates.

•	The change in GMIBs resulted in an increase to DAC amortization of $125 million mostly attributable to hedge gains.

•
Better than expected persistency and updates in persistency assumptions caused an increase in actual and expected future gross profits resulting in a net decrease in DAC and VOBA amortization of $220 million.

The following represent significant items contributing to the changes to DAC and VOBA amortization in 2014:

•
The increase in equity markets during the year increased separate account balances, which led to higher actual and expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in a decrease of $43 million in DAC and VOBA amortization.

•Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization.

–
Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $118 million, excluding the impact from our nonperformance risk and risk margins, which are described below. This decrease in actual gross profits was more than offset by freestanding net derivative gains associated with the hedging of such guarantee obligations, which resulted in an increase in DAC and VOBA amortization of $219 million.

–
The widening of the Company’s nonperformance risk adjustment decreased the valuation of guaranteed liabilities, increased actual gross profits and increased DAC and VOBA amortization by $44 million. This was more than offset by the higher risk margins, which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $53 million.

–	The remainder of the impact of net investment gains (losses), which decreased DAC and VOBA amortization by $50 million, was primarily attributable to 2014 investment activities.

•	The change in current and future projected GMIBs liability resulted in an increase to DAC amortization of $63 million.

•
Better than expected persistency and changes in assumptions regarding persistency caused an increase in actual and expected future gross profits resulting in a net decrease in DAC and VOBA amortization of $94 million.

The following represent significant items contributing to the changes to DAC and VOBA amortization in 2013:

•
The increase in equity markets during the year increased separate account balances, which led to higher actual and expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in a decrease of $157 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–
Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities, resulting in an increase of DAC and VOBA amortization of $1.1 billion, excluding the impact from our nonperformance risk and risk margins, which are described below. This increase in actual gross profits was more than offset by freestanding derivative losses associated with the hedging of such guarantee obligations, which resulted in a decrease in DAC and VOBA amortization of $1.2 billion.

–
The tightening of our nonperformance risk adjustment increased the valuation of guarantee liabilities, decreased actual gross profits and decreased DAC and VOBA amortization by $94 million. This was partially offset by lower risk margins, which decreased the guarantee liability valuations, increased actual gross profits and increased DAC and VOBA amortization by $60 million.

–	The remainder of the impact of net investment gains (losses), which decreased DAC and VOBA amortization by $72 million, was primarily attributable to 2013 investment activities.

•	The hedging and reinsurance losses associated with the insurance liabilities of the GMIBs decreased actual gross profits and decreased DAC and VOBA amortization by $349 million.
Our DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been realized. The decrease in unrealized investment gains (losses) increased the DAC and VOBA balance by $638 million in 2015, while the change in unrealized investment gains decreased the DAC and VOBA balance by $702 million and increased the DAC and VOBA balance by $1.3 billion in 2014 and 2013, respectively. See Notes 5 and 8 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment losses.

Estimated Fair Value of Investments
In determining the estimated fair value of our investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments.
The methodologies, assumptions and inputs utilized are described in Note 10 of the Notes to the Consolidated Financial Statements.
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell investments, or the price ultimately realized for investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments.
Investment Impairments
One of the significant estimates related to AFS securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity and equity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.
Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors we consider in the OTTI evaluation process are described in Note 8 of the Notes to the Consolidated Financial Statements.
The determination of the amount of allowances and impairments on the remaining invested asset classes is highly subjective and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 10 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.

We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates. The valuation of these embedded derivatives also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our consolidated balance sheet, excluding the effect of income tax, related to the embedded derivative valuation on certain variable annuity products measured at estimated fair value. However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the table does not necessarily reflect the ultimate impact on the consolidated financial statement under the credit spread variance scenarios presented below.
In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions such as those experienced during the 2008-2009 financial crisis as we do not consider those to be reasonably likely events in the near future.

	Changes in Balance Sheet Carrying Value At December 31, 2015
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$549	$(111)
As reported	$946	$(64)
50% decrease in our credit spread	$1,165	$(37)
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
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The Company tests goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all of its reporting units and instead perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, the Company may use a market multiple valuation approach and a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, control premium, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.
During the 2015, 2014 and 2013 annual goodwill impairment tests, we concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.
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

We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2014 the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $103 million and an increase of $103 million, respectively, in 2015. This considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.
We determine the discount rates used to value the pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2014, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been a decrease of $133 million and an increase of $155 million, respectively, in 2015. This considers only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.
See Note 18 of the Notes to the Consolidated Financial Statements for additional discussion of assumptions used in measuring liabilities relating to our employee benefit plans.
Income Taxes
We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. Tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.
In establishing a liability for unrecognized tax benefits, assumptions may be made in determining whether, and to what extent, a tax position may be sustained. Once established, unrecognized tax benefits are adjusted when there is more information available or when events occur requiring a change.
Valuation allowances are established against deferred tax assets when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of such valuation allowances.
We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the financial statements in the year these changes occur.
See Notes 1 and 19 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

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
Acquisitions and Dispositions
In 2014, the life insurance joint venture in Vietnam among MetLife, Inc. (through MetLife Limited), Joint Stock Commercial Bank for Investment & Development of Vietnam and Bank for Investment & Development of Vietnam Insurance Joint Stock Corporation was established. Operations of the joint venture (BIDV MetLife Life Insurance Limited Liability Company) commenced in 2014.
In 2014, MetLife, Inc. and Malaysia’s AMMB Holdings Bhd (“AMMB”) completed the formation of their strategic partnership, in which each holds approximately 50% of both AmMetLife Insurance Berhad and AmMetTakaful Berhad, each of which became parties to exclusive 20-year distribution agreements with AMMB bank affiliates.
See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company’s acquisitions and dispositions.

Results of Operations
Consolidated Results
Business Overview. Overall sales declined from 2014 levels; however, sales experience was positive across various products within our regions for the year ended December 31, 2015 as compared to 2014. The introduction of new variable annuity products in late 2014 and early 2015, as well as pricing actions and our continued focus on our enhanced underwriting programs, all contributed to higher sales in our Retail segment. For our Group, Voluntary & Worksite Benefits segment, 2015 sales were slightly higher, as improved sales of voluntary products were largely offset by lower sales of our core group products as a result of increased competition. Despite the decline in funding ratios for defined benefit pension plans of S&P 500 companies, we experienced an increase in sales of pension risk transfers. However, more competitive pricing in the market drove a decrease in structured settlement annuity sales. Total sales for our Latin America segment decreased primarily due to the impact of a large contract in Mexico in 2014. Excluding this contract, sales for the region increased due to organic growth in several countries. Sales in our EMEA segment improved, while sales in our Asia segment declined slightly.

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Revenues
Premiums	$38,545	$39,067	$37,674
Universal life and investment-type product policy fees	9,507	9,946	9,451
Net investment income	19,281	21,153	22,232
Other revenues	1,983	2,030	1,920
Net investment gains (losses)	597	(197)	161
Net derivative gains (losses)	38	1,317	(3,239)
Total revenues	69,951	73,316	68,199
Expenses
Policyholder benefits and claims and policyholder dividends	40,102	40,478	39,366
Interest credited to policyholder account balances	5,610	6,943	8,179
Capitalization of DAC	(3,837)	(4,183)	(4,786)
Amortization of DAC and VOBA	3,936	4,132	3,550
Amortization of negative VOBA	(361)	(442)	(579)
Interest expense on debt	1,208	1,216	1,282
Other expenses	15,823	16,368	17,135
Total expenses	62,481	64,512	64,147
Income (loss) from continuing operations before provision for income tax	7,470	8,804	4,052
Provision for income tax expense (benefit)	2,148	2,465	661
Income (loss) from continuing operations, net of income tax	5,322	6,339	3,391
Income (loss) from discontinued operations, net of income tax	—	(3)	2
Net income (loss)	5,322	6,336	3,393
Less: Net income (loss) attributable to noncontrolling interests	12	27	25
Net income (loss) attributable to MetLife, Inc.	5,310	6,309	3,368
Less: Preferred stock dividends	116	122	122
Preferred stock repurchase premium	42	—	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,152	$6,187	$3,246

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
During the year ended December 31, 2015, income (loss) from continuing operations, before provision for income tax, decreased $1.3 billion ($1.0 billion, net of income tax) from 2014 primarily due to an unfavorable change in operating earnings, driven by the aforementioned tax charge and related charge for interest on uncertain tax positions, and an unfavorable change in net derivative gains (losses), partially offset by a favorable change in net investment gains (losses).
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. In addition, our general account investment portfolio includes, within FVO and trading securities, contractholder-directed unit-linked investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.
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

	Years Ended December 31,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$171	$927
Foreign currency exchange rate	397	(25)
Credit	10	89
Equity	(172)	(62)
Non-VA embedded derivatives	38	(99)
Total non-VA program derivatives	444	830
VA program derivatives
Market risks in embedded derivatives	511	31
Nonperformance risk on embedded derivatives	163	13
Other risks in embedded derivatives	(951)	(266)
Total embedded derivatives	(277)	(222)
Freestanding derivatives hedging embedded derivatives	(129)	709
Total VA program derivatives	(406)	487
Net derivative gains (losses)	$38	$1,317
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $386 million ($251 million, net of income tax). This was primarily due to long-term interest rates decreasing less in 2015 than in 2014, unfavorably impacting receive-fixed interest rate swaptions and interest rate swaps primarily hedging long duration liability portfolios.
These unfavorable changes were partially offset by the strengthening of the U.S. dollar relative to other key currencies favorably impacting foreign currency forwards and futures that primarily hedge foreign denominated fixed maturity securities. In addition, a change in the value of the underlying assets favorably impacted non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $893 million ($580 million, net of income tax). This was due to an unfavorable change of $685 million ($445 million, net of income tax) in other risks in embedded derivatives and an unfavorable change of $358 million ($233 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by a favorable change of $150 million ($98 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $685 million ($445 million, net of income tax) unfavorable change in other risks in embedded derivatives reflected:

•	Refinements in the valuation model, which resulted in an unfavorable year over year change in the valuation of the embedded derivatives.

•	The cross effect of capital markets changes, which resulted in an unfavorable year over year change in the valuation of the embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, as well as FCTA, which resulted in an unfavorable year over year change in the valuation of embedded derivatives.

The foregoing $358 million ($233 million, net of income tax) unfavorable change was comprised of an $838 million ($545 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, which was partially offset by a $480 million ($312 million, net of income tax) favorable change in market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased less in 2015 than in 2014, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 3% in 2015 and 31% in 2014.

•
Key equity index levels decreased in 2015 and increased in 2014, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 Index decreased by 1% in 2015 and increased by 11% in 2014.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. For example, the Japanese yen strengthened against the euro by 10% in 2015 as compared with a weakening of less than 1% against the euro in 2014.

The aforementioned $150 million ($98 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives was due to a favorable change of $148 million, before income tax, related to changes in our own credit spread and a favorable change of $2 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $794 million ($516 million, net of income tax) primarily reflects a loss in 2014 on the disposition of MAL and higher net gains on sales of real estate in 2015, partially offset by lower net gains on sales and disposals of fixed maturity securities in 2015. For further information on MAL, see Note 3 of the Notes to the Consolidated Financial Statements.
Actuarial Assumption Review. Results for 2015 include a $313 million ($203 million, net of income tax) charge associated with our annual assumption review related to reserves and DAC, of which a $3 million loss ($2 million, net of income tax) was recognized in net derivative gains (losses). Of the $313 million charge, $60 million ($39 million, net of income tax) was related to DAC and $253 million ($164 million, net of income tax) was associated with reserves.
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

Results for 2014 include a $161 million ($105 million, net of income tax) benefit associated with our annual assumption review related to reserves and DAC, of which $137 million ($89 million, net of income tax) was recognized in net derivative gains (losses). Of the $161 million benefit, $82 million ($53 million, net of income tax) was related to DAC and $79 million ($52 million, net of income tax) was associated with reserves.
Taxes. Income tax expense for the year ended December 31, 2015 was $2.1 billion, or 29% of income (loss) from continuing operations before provision for income tax, compared with $2.5 billion, or 28% of income (loss) from continuing operations before provision for income tax, for the year ended December 31, 2014. The Company’s 2015 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our 2015 results include one-time tax charges of $681 million, of which $557 million was recorded under accounting guidance for the recognition of tax uncertainties, $88 million was related to foreign exchange-related gains on investments in Argentina and $36 million was the result of a deferred tax liability true-up in Japan. These charges were partially offset by one-time tax benefits of $174 million in Japan related to a change in tax rate, $61 million related to restructuring in Chile, $57 million related to the repatriation of earnings from Japan and $31 million related to the devaluation of the peso in Argentina. The Company’s 2014 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, foreign earnings taxed at lower rates than the U.S. statutory rate, and the tax effects of the MAL divestiture. The 2014 period also includes a $54 million tax charge related to tax reform in Chile, a $45 million tax charge related to the repatriation of earnings from Japan and an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter which was not deductible for income tax purposes, partially offset by a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for income (loss) from continuing operations, net of income tax, and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders decreased $1.1 billion, net of income tax, to $5.5 billion, net of income tax, for the year ended December 31, 2015 from $6.6 billion, net of income tax, for the year ended December 31, 2014.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
During the year ended December 31, 2014, income (loss) from continuing operations, before provision for income tax, increased $4.8 billion ($2.9 billion, net of income tax) from 2013 primarily driven by a favorable change in net derivative gains (losses), partially offset by an unfavorable change in net investment gains (losses). Income (loss) from continuing operations, before provision for income tax also reflects a $262 million ($174 million, net of income tax) favorable change as a result of our annual assumption reviews related to reserves and DAC.

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

	Years Ended December 31,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$927	$(1,609)
Foreign currency exchange rate	(25)	(1,225)
Credit	89	187
Equity	(62)	(61)
Non-VA embedded derivatives	(99)	123
Total non-VA program derivatives	830	(2,585)
VA program derivatives
Market risks in embedded derivatives	31	6,101
Nonperformance risk on embedded derivatives	13	(952)
Other risks in embedded derivatives	(266)	(169)
Total embedded derivatives	(222)	4,980
Freestanding derivatives hedging embedded derivatives	709	(5,634)
Total VA program derivatives	487	(654)
Net derivative gains (losses)	$1,317	$(3,239)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $3.4 billion ($2.2 billion, net of income tax). This was primarily due to long-term interest rates decreasing in 2014 and increasing in 2013, favorably impacting receive-fixed interest rate swaps and interest rate swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. The strengthening of the U.S. dollar relative to other key currencies, as well as the Japanese yen weakening less against the U.S. dollar in 2014 versus 2013, favorably impacted foreign currency swaps and forwards that primarily hedge foreign denominated fixed maturity securities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $1.1 billion ($742 million, net of income tax). This was due to a favorable change of $965 million ($627 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and a favorable change of $273 million ($178 million, net of income tax) on market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $97 million ($63 million, net of income tax) on other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $965 million ($627 million, net of income tax) favorable change in the nonperformance risk adjustment was due to a favorable change of $629 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as a favorable change of $336 million, before income tax, related to changes in our own credit spread.
The foregoing $273 million ($178 million, net of income tax) favorable change was comprised of a $6.3 billion ($4.1 billion, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives, which was largely offset by a $6.1 billion ($3.9 billion, net of income tax) unfavorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in 2014 and increased in 2013, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 31% in 2014 and increased by 40% in 2013.

•
Key equity index levels increased less in 2014 than in 2013, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 increased by 11% in 2014 and increased by 30% in 2013.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the U.S. dollar strengthened against the Japanese yen by 14% in 2014 as compared with 22% in 2013.

The foregoing $97 million ($63 million, net of income tax) unfavorable change in other risks in embedded derivatives was primarily due to an increase in the risk margin adjustment caused by higher policyholder behavior risks, along with updates to the actuarial assumptions, partially offset by favorable changes in all other risk factors.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $358 million ($233 million, net of income tax) primarily reflects a 2014 loss on the disposition of MAL, partially offset by 2014 gains on sales of real estate and real estate joint ventures.
Actuarial Assumption Review. Our 2014 results include a $161 million ($105 million, net of income tax) benefit associated with our annual assumption review related to reserves and DAC, of which $137 million ($89 million, net of income tax) was recognized in net derivative gains (losses). Of the $161 million benefit, $82 million ($53 million, net of income tax) was related to DAC and $79 million ($52 million, net of income tax) was associated with reserves.
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

Our 2013 results include a $101 million ($69 million, net of income tax) charge associated with our annual assumption review related to reserves and DAC, of which $138 million ($90 million, net of income tax) was recognized in net derivative gains (losses). Of the $101 million charge, $228 million ($150 million, net of income tax) was related to reserves, offset by $127 million ($81 million, net of income tax) associated with DAC. The $138 million loss recorded in net derivative gains (losses) associated with our annual assumption review was included within the other risks in embedded derivatives caption in the table above.
Divested Businesses. Income (loss) from continuing operations, before provision for income tax, related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), improved $156 million to a loss of $13 million in 2014 from a loss of $169 million in 2013. Included in this improvement was a decrease in total revenues of $142 million, before income tax, and a decrease in total expenses of $298 million, before income tax. The divested businesses include certain MetLife Bank businesses and MAL.

Taxes. Income tax expense for the year ended December 31, 2014 was $2.5 billion, or 28% of income (loss) from continuing operations before provision for income tax, compared with $661 million, or 16% of income (loss) from continuing operations before provision for income tax, for the year ended December 31, 2013. The Company’s 2014 and 2013 effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The Company’s 2013 effective tax rate also reflected tax benefits in Japan related to the 2012 branch restructuring and the estimated reversal of temporary differences. Our 2014 results include a $38 million tax charge related to a portion of the aforementioned settlement of a licensing matter, and the PPACA fee, both of which were not deductible for income tax purposes, as well as a $54 million tax charge related to tax reform in Chile and a $45 million tax charge related to the repatriation of earnings from Japan. These charges were partially offset by a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return. In addition, in 2013, the Company received an income tax refund from the Japanese tax authority and recorded a $119 million reduction to income tax expense.
Operating Earnings. Operating earnings available to common shareholders increased $299 million, net of income tax, to $6.6 billion, net of income tax, for the year ended December 31, 2014 from $6.3 billion, net of income tax, in 2013.
Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings available to common shareholders
Year Ended December 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,972	$893	$1,544	$386	$1,807	$288	$(1,568)	$5,322
Less: Net investment gains (losses)	35	(33)	315	82	501	27	(330)	597
Less: Net derivative gains (losses)	(159)	177	17	(135)	67	40	31	38
Less: Other adjustments to continuing operations (1)	(609)	(171)	(91)	(72)	(120)	3	(31)	(1,091)
Less: Provision for income tax (expense) benefit	257	9	(84)	(62)	(21)	(22)	101	178
Operating earnings	$2,448	$911	$1,387	$573	$1,380	$240	(1,339)	5,600
Less: Preferred stock dividends							116	116
Operating earnings available to common shareholders							$(1,455)	$5,484
Year Ended December 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$2,744	$1,086	$1,318	$344	$1,200	$330	$(683)	$6,339
Less: Net investment gains (losses)	(7)	(39)	(432)	30	512	(17)	(244)	(197)
Less: Net derivative gains (losses)	564	525	352	(60)	(532)	114	354	1,317
Less: Other adjustments to continuing operations (1)	(671)	(167)	(112)	(242)	(122)	36	(98)	(1,376)
Less: Provision for income tax (expense) benefit	42	(111)	52	48	35	(88)	(65)	(87)
Operating earnings	$2,816	$878	$1,458	$568	$1,307	$285	(630)	6,682
Less: Preferred stock dividends							122	122
Operating earnings available to common shareholders							$(752)	$6,560

Year Ended December 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,586	$383	$1,129	$555	$597	$301	$(1,160)	$3,391
Less: Net investment gains (losses)	70	(21)	(8)	21	343	(16)	(228)	161
Less: Net derivative gains (losses)	(724)	(676)	(235)	(24)	(1,057)	(6)	(517)	(3,239)
Less: Other adjustments to continuing operations (1)	(926)	(172)	87	166	(435)	75	(392)	(1,597)
Less: Provision for income tax (expense) benefit	554	304	53	(71)	487	(33)	389	1,683
Operating earnings	$2,612	$948	$1,232	$463	$1,259	$281	(412)	6,383
Less: Preferred stock dividends							122	122
Operating earnings available to common shareholders							$(534)	$6,261
______________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Year Ended December 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$20,765	$19,420	$9,501	$5,055	$11,986	$2,930	$294	$69,951
Less: Net investment gains (losses)	35	(33)	315	82	501	27	(330)	597
Less: Net derivative gains (losses)	(159)	177	17	(135)	67	40	31	38
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(2)	—	—	—	12	(5)	—	5
Less: Other adjustments to revenues (1)	(73)	(171)	(105)	12	147	21	10	(159)
Total operating revenues	$20,964	$19,447	$9,274	$5,096	$11,259	$2,847	$583	$69,470
Total expenses	$18,094	$18,037	$7,134	$4,600	$9,701	$2,599	$2,316	$62,481
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	11	—	—	—	9	(5)	—	15
Less: Other adjustments to expenses (1)	523	—	(14)	84	270	18	41	922
Total operating expenses	$17,560	$18,037	$7,148	$4,516	$9,422	$2,586	$2,275	$61,544
Year Ended December 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$21,777	$19,295	$8,901	$5,554	$12,613	$4,227	$949	$73,316
Less: Net investment gains (losses)	(7)	(39)	(432)	30	512	(17)	(244)	(197)
Less: Net derivative gains (losses)	564	525	352	(60)	(532)	114	354	1,317
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	11	10	—	20
Less: Other adjustments to revenues (1)	(79)	(167)	17	42	371	857	55	1,096
Total operating revenues	$21,300	$18,976	$8,964	$5,542	$12,251	$3,263	$784	$71,080
Total expenses	$17,945	$17,631	$6,864	$5,162	$10,866	$3,780	$2,264	$64,512
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	26	—	—	—	(3)	12	—	35
Less: Other adjustments to expenses (1)	565	—	129	284	507	819	153	2,457
Total operating expenses	$17,354	$17,631	$6,735	$4,878	$10,362	$2,949	$2,111	$62,020

Year Ended December 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$19,472	$17,320	$8,852	$5,110	$13,232	$3,864	$349	$68,199
Less: Net investment gains (losses)	70	(21)	(8)	21	343	(16)	(228)	161
Less: Net derivative gains (losses)	(724)	(676)	(235)	(24)	(1,057)	(6)	(517)	(3,239)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(9)	—	—	—	2	14	—	7
Less: Other adjustments to revenues (1)	(119)	(172)	297	84	1,386	667	111	2,254
Total operating revenues	$20,254	$18,189	$8,798	$5,029	$12,558	$3,205	$983	$69,016
Total expenses	$17,333	$16,761	$7,109	$4,401	$12,557	$3,479	$2,507	$64,147
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(197)	—	—	—	(15)	16	—	(196)
Less: Other adjustments to expenses (1)	995	—	210	(82)	1,838	590	503	4,054
Total operating expenses	$16,535	$16,761	$6,899	$4,483	$10,734	$2,873	$2,004	$60,289
______________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Consolidated Results — Operating

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Operating revenues
Premiums	$38,548	$39,022	$37,583
Universal life and investment-type product policy fees	9,113	9,541	9,085
Net investment income	19,789	20,484	20,394
Other revenues	2,020	2,033	1,954
Total operating revenues	69,470	71,080	69,016
Operating expenses
Policyholder benefits and claims and policyholder dividends	39,565	39,478	37,746
Interest credited to policyholder account balances	5,334	5,661	6,015
Capitalization of DAC	(3,837)	(4,182)	(4,786)
Amortization of DAC and VOBA	3,802	4,027	4,083
Amortization of negative VOBA	(326)	(396)	(524)
Interest expense on debt	1,200	1,178	1,159
Other expenses	15,806	16,254	16,596
Total operating expenses	61,544	62,020	60,289
Provision for income tax expense (benefit)	2,326	2,378	2,344
Operating earnings	5,600	6,682	6,383
Less: Preferred stock dividends	116	122	122
Operating earnings available to common shareholders	$5,484	$6,560	$6,261
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were lower investment yields, a tax charge and a related charge for interest on uncertain tax positions in 2015, less favorable underwriting results and an unfavorable impact from our annual review of actuarial assumptions, partially offset by higher net investment income from portfolio growth.

Foreign Currency. Changes in foreign currency exchange rates had a $303 million negative impact on operating earnings compared to 2014.
Business Growth. We benefited from higher sales and business growth across many of our products. Growth in the investment portfolios of our domestic and Latin America segments generated higher net investment income, which was partially offset by higher surrenders of foreign currency-denominated fixed annuity products in Japan. The changes in business growth discussed above resulted in a $474 million increase in operating earnings.
Market Factors. Market factors, including the sustained low interest rate environment, continued to impact our investment yields. Excluding the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as well as by lower returns on other limited partnership interests and our securities lending program. These decreases were partially offset by higher income on currency and interest rate derivatives and higher returns on real estate and real estate joint ventures. The changes in market factors discussed above resulted in a $545 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. A $99 million decrease in underwriting results was primarily due to higher non-catastrophe related claim costs, as well as higher catastrophe-related losses in our property & casualty businesses. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both 2015 and 2014, resulted in a net operating earnings decrease of $98 million and were primarily related to unfavorable DAC unlockings in our Retail segment. Refinements to DAC and certain insurance-related liabilities that were recorded in both 2015 and 2014 resulted in a net decrease of $6 million in operating earnings. The 2014 refinements include favorable reserve adjustments related to disability premium waivers and a charge related to delayed settlement interest on unclaimed funds held by state governments, all in our retail life business.
Expenses. In 2015, other expenses include the aforementioned $235 million charge for interest on uncertain tax positions. An additional $101 million increase in expenses was primarily the result of higher employee-related costs and an increase in expenses associated with corporate initiatives and projects, primarily in Asia. These increases were partially offset by a $117 million accrual in 2014 to increase the litigation reserve related to asbestos, as well as 2014 charges totaling $57 million related to the aforementioned settlement of a licensing matter.
Taxes. The Company’s 2015 and 2014 effective tax rates differed from the U.S. statutory rate of 35%, primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our results for 2015 include the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties, partially offset by a $61 million benefit in Japan related to a tax rate change, a one-time tax benefit of $60 million related to restructuring in Chile, a $31 million tax benefit related to the repatriation of earnings from Japan and a $31 million one-time tax benefit related to the devaluation of the peso in Argentina. In 2014, the Company realized a $32 million one-time tax benefit related to the filing of the Company’s U.S. federal tax return. However, this was more than offset by a $41 million one-time tax charge related to tax reform in Chile and an $18 million tax charge related to the aforementioned settlement of a licensing matter which was not deductible for income tax purposes.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were higher net investment income from portfolio growth, higher asset-based fee income and a decrease in interest credited expense, partially offset by unfavorable mortality, morbidity and claims experience and the impact of decreasing investment yields on net investment income. Excluding the impact of the aforementioned tax reform charge in Chile, the fourth quarter 2013 acquisition of ProVida increased operating earnings by $166 million.
Foreign Currency. Changes in foreign currency exchange rates had a $127 million negative impact on results compared to 2013.

Business Growth. We benefited from strong sales and business growth across many of our products as evidenced by higher asset-based fee income from growth in our businesses abroad. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity products. This decline in sales, in combination with surrenders and withdrawals, resulted in negative net flows, which caused lower average separate account assets and, consequently, lower asset-based fee income in our Retail segment. Excluding the impact of the divested businesses and the acquisition of ProVida, growth in our investment portfolios in the majority of our segments generated higher net investment income. Our property & casualty businesses benefited from an increase in average premium per policy. These positive results were partially offset by an associated increase in DAC amortization. The changes in business growth discussed above resulted in a $432 million increase in operating earnings.
Market Factors. Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Excluding the results of the divested businesses, the acquisition of ProVida and the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Certain of our inflation-indexed products are backed by inflation-indexed investments. Changes in inflation cause fluctuations in net investment income with a corresponding fluctuation in policyholder benefits, resulting in a minimal impact to operating earnings. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans yields, lower returns on our hedge funds, as well as increased holdings of lower yielding Japanese government securities in the Japan fixed annuity business. These decreases were partially offset by higher returns on interest rate derivatives, real estate joint ventures and private equity investments. Yields were also favorably impacted by increased sales of foreign currency-denominated fixed annuities in Japan, resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities. The sustained low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balances grew with the equity markets driving higher fee income in our annuity business. However, this was partially offset by higher DAC amortization due to the significant prior period equity market increase, as well as higher asset-based commissions and costs associated with our variable annuity GMDBs. The changes in market factors discussed above resulted in a $170 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality and morbidity was driven by our Group, Voluntary & Worksite Benefits segment. In addition, in our property & casualty businesses, catastrophe-related losses increased due to severe storm activity in 2014. Non-catastrophe related claim costs also increased as a result of severe winter weather in 2014. Claims experience in our Latin America segment was also unfavorable. The combined impact of mortality, morbidity and claims experience decreased operating earnings by $146 million. The combined impact of the 2014 and 2013 annual assumption updates resulted in a $12 million decrease in operating earnings in 2014 as compared to 2013. In addition to our annual updates, refinements to DAC and certain insurance-related liabilities that were recorded in both years increased operating earnings by $75 million. Such refinements include favorable reserve adjustments in 2014 related to disability premium waivers and a 2014 charge related to delayed settlement interest on unclaimed funds held by state governments, both in our life business within our Retail segment, as well as a write-down of DAC and VOBA in 2013 related to pension reform in Poland within our EMEA segment. Also, our 2013 results include a reserve strengthening in Australia within our Asia segment of $57 million, net of reinsurance.
Expenses. A $112 million decrease in expenses was primarily driven by lower employee-related costs. In addition, our 2014 results include charges totaling $57 million related to the aforementioned settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. The PPACA fee reduced operating earnings by $58 million in 2014. We increased our litigation reserves related to asbestos more in 2014 than in 2013 resulting in a $16 million decline in operating earnings.
Taxes. In 2014, the Company realized a $32 million tax benefit related to the filing of the Company’s U.S. federal tax return, as well as additional tax benefits of $36 million related to the separate account dividends received deduction and $58 million primarily related to foreign earnings taxed at rates lower than the U.S. and other tax preference items. However, this was partially offset by a $38 million tax charge related to a portion of the aforementioned settlement of a licensing matter and the PPACA fee, both of which were not deductible for income tax purposes.

Segment Results and Corporate & Other
Retail
Business Overview. Retail annuity sales increased 15% as a result of new variable annuity products introduced in late 2014 and early 2015 and higher indexed annuity sales. Life sales increased 17% driven by increases in our term life products (due to pricing actions) and whole life products (as a result of several large cases, as well as a continued focus on our enhanced underwriting programs). A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to market performance along with the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales.

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Operating revenues
Premiums	$7,228	$7,280	$6,528
Universal life and investment-type product policy fees	4,933	5,074	4,912
Net investment income	7,814	7,887	7,796
Other revenues	989	1,059	1,018
Total operating revenues	20,964	21,300	20,254
Operating expenses
Policyholder benefits and claims and policyholder dividends	9,995	9,851	9,028
Interest credited to policyholder account balances	2,198	2,245	2,331
Capitalization of DAC	(1,048)	(969)	(1,309)
Amortization of DAC and VOBA	1,561	1,515	1,384
Interest expense on debt	(1)	1	—
Other expenses	4,855	4,711	5,101
Total operating expenses	17,560	17,354	16,535
Provision for income tax expense (benefit)	956	1,130	1,107
Operating earnings	$2,448	$2,816	$2,612
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $59 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income. In addition, net investment income increased as a result of a larger invested asset base due to a higher amount of allocated equity as compared to 2014. This favorable impact was partially offset by a related increase in DAC amortization and an increase in interest credited expenses. Declines in broker-dealer revenue also decreased operating earnings. In our property & casualty business, an increase in average premium per policy in both the auto and homeowners businesses improved operating earnings, but was partially offset by a decrease in exposures. In our deferred annuities business, negative net flows decreased average separate account balances and, consequently, lower asset-based fee income, partially offset by lower DAC amortization due to the decrease in our in-force business.

Market Factors. A $177 million decrease in operating earnings was attributable to market factors, including equity markets and interest rates. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in 2015 income from lower yields was partially offset by a decrease in DAC amortization, as well as lower interest credited expense in our deferred annuities business as a result of declines in average interest credited rates. Lower returns on other limited partnership interests were partially offset by increased prepayment fees and higher returns on real estate and real estate joint ventures. While separate account fund returns were down slightly on a full year basis, the positive returns in the first half of the year drove an increase in our average separate account balances which resulted in a small increase in asset-based fee income, partially offset by higher DAC amortization. In addition, costs associated with our variable annuity GMDBs were lower in 2015.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality in our universal life business, partially offset by favorable mortality in our traditional life and income annuities businesses resulted in a net decrease of $12 million in operating earnings. In our property & casualty business, non-catastrophe claim costs increased by $24 million as a result of higher severities in our auto and homeowners businesses and higher frequencies in our auto business, partially offset by lower frequencies in our homeowners business. Catastrophe-related losses increased $16 million mainly due to severe winter weather in 2015. Favorable morbidity experience in our individual disability income business resulted in a $5 million increase in operating earnings. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both 2015 and 2014, resulted in a net operating earnings decrease of $118 million and were primarily related to unfavorable DAC unlockings in the life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both 2015 and 2014 resulted in a decrease in operating earnings of $18 million, primarily driven by certain 2014 adjustments in our life business, as well as adjustments in our annuities business. The 2014 refinements include favorable reserve adjustments related to disability premium waivers and a charge related to delayed settlement interest on unclaimed funds held by state governments.
Expenses and Taxes. Operating earnings decreased due to an increase in expenses of $45 million, mainly the result of higher employee-related costs. In 2015, we realized lower tax benefits of $16 million primarily related to the separate account dividends received deduction.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $156 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows, despite a decline in universal life sales, which resulted in higher net investment income. This favorable impact was partially offset by increases in DAC amortization and interest credited expenses, as well as lower fees, as 2013 benefited from the first year fees received on the now discontinued lifetime secondary guarantees on our universal life products. In our deferred annuities business, the impact of negative net flows contributed to a decrease in asset-based fee income, partially offset by a reduction in interest credited expenses in the general account. Additionally, costs associated with our variable annuity GMDBs were lower. In our property & casualty business, an increase in average premium per policy in both our auto and homeowners businesses contributed to the increase in operating earnings. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to 2013.
Market Factors. A $58 million decrease in operating earnings was attributable to market factors, including equity markets and interest rates. Strong equity market performance led to higher asset-based commissions, which were, in part, driven by separate account balances, higher DAC amortization and costs associated with our GMDBs. The more favorable separate account returns in 2013 drove lower DAC amortization in 2013 as compared to 2014 where equity returns were much less favorable. These negative impacts were partially offset by higher asset-based fee income in 2014 due to increased average separate account balances. This positive equity market performance also drove higher net investment income from private equity investments. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This negative interest rate impact was partially offset by lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions, and lower DAC amortization in our life business. Lower returns in our hedge funds also decreased operating earnings and were partially offset by higher income from real estate joint ventures and increased prepayment fees.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality experience in our variable and universal life business, primarily driven by three large, unreinsured claims, partially offset by favorable experience in the traditional life and immediate annuities businesses, resulted in a $40 million decrease in operating earnings. In our property & casualty business, non-catastrophe claim costs increased by $8 million as a result of higher frequencies in our auto business offset by lower frequencies in our homeowners business. Catastrophe-related losses increased $5 million as compared to 2013. In addition, favorable morbidity experience in our individual disability income business resulted in a $6 million increase in operating earnings. The combined impact of the 2014 and 2013 annual assumption updates resulted in a net operating earnings decrease of $11 million and were primarily related to unfavorable DAC unlockings in the variable annuity business, partially offset by favorable DAC unlockings in our traditional and universal life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in 2014 and 2013 resulted in a $7 million increase in operating earnings, which included $104 million of favorable reserve adjustments in 2014 related to disability premium waivers and a 2014 charge of $57 million related to delayed settlement interest on unclaimed funds held by state governments, both in our life business.
Expenses and Taxes. Operating earnings increased due to a decline in expenses of $109 million, mainly the result of lower employee-related costs and the 2013 increase in litigation reserves. In 2014, we realized additional tax benefits of $37 million related to the separate account dividends received deduction and $22 million related to the filing of the Company’s U.S. federal tax return.
Group, Voluntary & Worksite Benefits
Business Overview. Premiums increased for most of our businesses as a result of gradual growth in the U.S. economy, a decrease in the U.S. unemployment rate and low inflation. Our term life, dental, disability and voluntary benefits businesses generated premium growth due to sales and rate actions. In addition, we had strong persistency levels. The dental business also benefited from pricing actions on existing business. Our 2015 sales were slightly higher, as improved sales of voluntary products were largely offset by lower sales of our core group products as a result of increased competition. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment.

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Operating revenues
Premiums	$16,358	$15,979	$15,250
Universal life and investment-type product policy fees	740	716	688
Net investment income	1,898	1,861	1,833
Other revenues	451	420	418
Total operating revenues	19,447	18,976	18,189
Operating expenses
Policyholder benefits and claims and policyholder dividends	15,170	14,897	14,227
Interest credited to policyholder account balances	151	156	155
Capitalization of DAC	(151)	(143)	(141)
Amortization of DAC and VOBA	164	149	140
Interest expense on debt	—	1	1
Other expenses	2,703	2,571	2,379
Total operating expenses	18,037	17,631	16,761
Provision for income tax expense (benefit)	499	467	480
Operating earnings	$911	$878	$948
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.

Business Growth. A $73 million increase in operating earnings was attributable to business growth. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings. Growth in premiums, as well as increases in allocated equity resulted in higher average invested assets, improving operating earnings. Consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts increased. An increase in the annual assessment of the PPACA fee increased other expenses in 2015; however, the impact of the assessment was significantly offset by a related increase in premiums from our dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues.
Market Factors. The sustained low interest rate environment drove lower investment yields on our fixed maturity securities and mortgage loans. In addition, yields were negatively impacted by a reduction in the size of our securities lending program, as well as lower returns on other limited partnership interests. This was partially offset by higher returns on alternative investments and currency derivatives. Unlike in the Retail and Corporate Benefit Funding segments, in the Group, Voluntary & Worksite Benefits segment, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decrease in investment yields was partially offset by the impact of lower crediting rates in 2015, which resulted in a net decrease in operating earnings of $14 million.
Underwriting and Other Insurance Adjustments. In our property & casualty business, catastrophe-related losses increased by $29 million, mainly due to severe winter weather in 2015. In addition, non-catastrophe claim costs increased $37 million, resulting from higher severities in both our auto and homeowners businesses, as well as higher frequencies in our auto business, partially offset by lower frequencies in our homeowners businesses. Further, less favorable development of prior year non-catastrophe losses resulted in a slight decrease to operating earnings. Our life and AD&D businesses experienced favorable mortality in 2015, mainly due to favorable claims experience, which resulted in a $46 million increase in operating earnings. Less favorable reserve development in our dental business was partially offset by favorable morbidity experience in our long-term care and disability businesses and resulted in a $16 million decrease in operating earnings. The favorable claims experience in our long-term care business was due to higher net closures and the impact of lapses on certain insurance liabilities. In our disability business, the favorable claims experience was primarily driven by fewer approvals, a reduction in the average size of claims and higher net closures. Refinements to certain insurance and other liabilities, which were recorded in both 2015 and 2014, resulted in a $17 million increase in operating earnings.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The increase in average premium per policy in both our auto and homeowners businesses improved operating earnings by $42 million. Growth in premiums and deposits in 2014, as well as an increase in allocated equity, partially offset by reductions in other liabilities and policyholder account balances, resulted in an increase in our average invested assets, increasing operating earnings by $51 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased by $24 million. The PPACA fee increased other expenses by $58 million in 2014; however, the impact of the assessment was significantly offset by a related increase in premiums in the dental business. The remaining increase in other operating expenses, including higher marketing and sales support costs in our property & casualty business, was partially offset by the remaining increase in premiums, fees and other revenues.
Market Factors. The impact of changes in market factors, including lower yields on our fixed maturity securities and mortgage loans, and decreased income on alternative investments, partially offset by higher returns on our real estate joint ventures and private equity investments, resulted in lower investment yields. The decrease in investment yields, slightly offset by lower crediting rates in 2014, reduced operating earnings by $29 million.

Underwriting and Other Insurance Adjustments. Our life business experienced less favorable mortality in 2014, mainly due to an increase in claims severity in the term life business and increased claims incidence in the group universal life business, which resulted in a $48 million decrease in operating earnings. Unfavorable claims experience in our disability business, driven by higher approvals, was partially offset by higher net closures. In addition, increased utilization of services across the channels of our dental business was partially offset by the impact of lapses on certain insurance liabilities, higher net closures in our long-term care business and favorable claims incidence in our AD&D business. Our overall net unfavorable claims experience resulted in a $14 million decrease in operating earnings. The impact of favorable refinements to certain insurance and other liabilities in 2014 resulted in an increase in operating earnings of $27 million. In our property & casualty business, catastrophe-related losses increased by $21 million as compared to 2013, mainly due to severe storm activity in 2014. In addition, severe winter weather in 2014 increased non-catastrophe claim costs by $18 million, which was the result of higher frequencies in both our auto and homeowners businesses, as well as higher severities in our homeowners business, partially offset by lower severities in our auto business. These unfavorable results were partially offset by additional favorable development of prior year non-catastrophe losses, which improved operating earnings by $15 million.
Corporate Benefit Funding
Business Overview. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2015, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Despite the decline in funding ratios for defined benefit pension plans of S&P 500 companies, higher pension risk transfers resulted in an increase in premiums. In addition, more competitive pricing in the market drove a decrease in structured settlement annuity sales. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Operating revenues
Premiums	$3,019	$2,768	$2,767
Universal life and investment-type product policy fees	259	226	247
Net investment income	5,710	5,684	5,506
Other revenues	286	286	278
Total operating revenues	9,274	8,964	8,798
Operating expenses
Policyholder benefits and claims and policyholder dividends	5,447	5,106	5,180
Interest credited to policyholder account balances	1,184	1,140	1,233
Capitalization of DAC	(19)	(31)	(27)
Amortization of DAC and VOBA	21	19	23
Interest expense on debt	3	9	9
Other expenses	512	492	481
Total operating expenses	7,148	6,735	6,899
Provision for income tax expense (benefit)	739	771	667
Operating earnings	$1,387	$1,458	$1,232
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of 2015 deposits and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income, partially offset by the related increase in interest credited expense, and resulted in a $106 million increase in operating earnings. Net funding agreement issuances were higher in 2014 to take advantage of favorable market conditions in advance of scheduled contract maturities.

Market Factors. The sustained low interest rate environment drove lower investment yields on mortgage loans and fixed maturity securities, as well as from our securities lending program. In addition, weaker equity markets in 2015 resulted in lower returns on other limited partnership interests. These unfavorable changes were partially offset by higher income on interest rate and currency derivatives, real estate and real estate joint ventures, as well as the favorable impact of a conversion of the securities accounting system. An increase in interest credited expense, resulting from a higher average rate, was driven by the effect of divesting a lower yielding product in early 2014. The combined impact of lower investment returns and higher interest credited expense, resulted in a decrease in operating earnings of $144 million.
Underwriting and Other Insurance Adjustments. Less favorable mortality in our pension risk transfer and structured settlement businesses was partially offset by more favorable mortality from our income annuity and specialized life insurance products, and resulted in a $6 million decrease in operating earnings. The net impact of insurance liability refinements that were recorded in both 2015 and 2014 decreased operating earnings by $20 million.
Expenses. Slightly higher employee-related costs and annual premium tax adjustments were partially offset by lower non-deferrable commissions, driven by a decrease in structured settlement annuity sales in 2015, and decreased operating earnings by $4 million.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of 2014 deposits and funding agreement issuances, as well as increases in allocated equity and other liabilities, resulted in higher invested assets, which drove an increase in net investment income that was partially offset by the related increase in interest credited expense and resulted in a $122 million increase in operating earnings. In addition, strong investment performance and large case sales for our separate account products drove higher average account balances which resulted in an increase in separate account fees of $8 million.
Market Factors. The sustained low interest rate environment impacted our interest credited rates, as well as our investment yields. Many of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The sustained low interest rate environment drove lower investment yields on mortgage loans and fixed maturity securities. In addition, hedge fund income declined. These unfavorable changes were partially offset by the impact of changes in market factors that drove higher income on interest rate derivatives and improved returns on real estate joint ventures. The impact of lower interest credited expense offset by lower investment returns resulted in an increase in operating earnings of $34 million.
Underwriting and Other Insurance Adjustments. Favorable mortality in 2014, primarily in our structured settlements business, resulted in a $24 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in 2014 and 2013 increased operating earnings by $28 million.
Taxes. In 2014, we realized additional tax benefits of $11 million primarily related to the filing of the Company’s U.S. federal tax return.

Latin America
Business Overview. Total sales for the region decreased primarily due to the impact of a large contract in Mexico in 2014. Excluding this contract, sales for the region increased due to organic growth in several countries. Total sales of life, accident & health and credit products increased across several countries. Life and accident & health product sales also increased in our U.S. direct business. Sales of retirement products were down as lower sales in Mexico were only partially offset by higher sales in Brazil.

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Operating revenues
Premiums	$2,891	$3,039	$2,870
Universal life and investment-type product policy fees	1,116	1,239	991
Net investment income	1,047	1,229	1,145
Other revenues	42	35	23
Total operating revenues	5,096	5,542	5,029
Operating expenses
Policyholder benefits and claims and policyholder dividends	2,625	2,786	2,487
Interest credited to policyholder account balances	349	394	417
Capitalization of DAC	(426)	(445)	(452)
Amortization of DAC and VOBA	303	334	311
Amortization of negative VOBA	(1)	(1)	(2)
Other expenses	1,666	1,810	1,722
Total operating expenses	4,516	4,878	4,483
Provision for income tax expense (benefit)	7	96	83
Operating earnings	$573	$568	$463
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $111 million for 2015 compared to 2014 mainly due to the weakening of the peso against the U.S. dollar, which included the impact of changes in foreign currency exchange rates related to the one-time tax charge resulting from tax reform in Chile, as discussed further below.
Business Growth. Total sales for the region decreased primarily due to the impact of a large contract in Mexico in 2014. Excluding this large contract, sales increased due to organic growth in several countries, as well as in our U.S. direct business but the resulting increase in premiums was partially offset by related changes in policyholder benefits. An increase in average invested assets, primarily in Chile and Mexico, generated higher net investment income. Growth in our businesses resulted in higher policy fee income, as well as increased marketing costs and commissions, which were partially offset by increased DAC capitalization. The items discussed above were the primary drivers of a $133 million increase in operating earnings.
Market Factors. The net impact of changes in market factors resulted in an $83 million decrease in operating earnings, driven by lower investment yields and higher interest credited expense. Investment yields decreased on fixed income securities in Chile and Mexico and we experienced lower investment returns on alternative investments in Chile.
Underwriting and Other Insurance Adjustments. Unfavorable claims experience in several countries decreased operating earnings by $16 million. Refinements to DAC and other adjustments recorded in both 2015 and 2014 resulted in a $14 million increase in operating earnings.

Expenses and Taxes. Effective September 1, 2015, ProVida was merged into MetLife Chile Acquisition Company resulting in a one-time income tax benefit of $60 million in 2015. In the third quarter of 2014, our Chilean businesses, including ProVida, incurred a one-time tax charge of $41 million ($33 million after adjusting for foreign currency fluctuations) as a result of tax reform in Chile. Other tax-related adjustments in both 2015 and 2014 decreased operating earnings by $18 million. These tax-related adjustments include tax charges related to inflation in Chile and Mexico, as well as a 2014 refund claim in Argentina, partially offset by a benefit resulting from the devaluation of the peso in Argentina in both 2015 and 2014. In addition, employee-related costs, which include inflation, were higher across several countries, resulting in an $8 million decrease in operating earnings.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
A tax reform bill was enacted in Chile on September 29, 2014 which includes, among other things, a gradual increase in the corporate tax rate. Our Chilean businesses, including ProVida, incurred a one-time tax charge of $41 million as a result of this legislation. Excluding the aforementioned tax reform, our operating earnings increased by $166 million in 2014 due to the fourth quarter 2013 acquisition of ProVida.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $57 million compared to 2013.
Business Growth. Latin America experienced organic growth and increased sales of life products in several countries, as well as in our U.S. sponsored direct business. This was partially offset by decreased pension and accident & health sales in Mexico and Brazil. The resulting increase in premiums was partially offset by related changes in policyholder benefits. Growth in our businesses and the impact of inflation drove an increase in average invested assets, which generated higher net investment income and higher policy fee income, partially offset by a corresponding increase in interest credited on certain insurance liabilities and the impact of changes in allocated equity. Increases in marketing costs and commissions resulted in higher operating expenses. Business growth also drove an increase in DAC amortization. The items discussed above were the primary drivers of a $94 million increase in operating earnings.
Market Factors. The net impact of changes in market factors resulted in a $25 million decrease in operating earnings. This decrease was primarily driven by higher interest credited expense, the unfavorable impact of inflation, and lower yields from alternative investments and mortgage loans in Chile, partially offset by higher investment yields on fixed income securities in Chile and Brazil.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable claims experience, primarily due to increased claims severity and frequency in Mexico, Chile and Brazil, decreased operating earnings by $32 million. The impact of the 2013 annual assumption review resulted in an operating earnings decrease of $7 million. In addition to our annual updates, other refinements to DAC and other adjustments recorded in both 2014 and 2013 resulted in a $13 million decrease in operating earnings.
Expenses and Taxes. Tax-related adjustments in both 2014 and 2013 increased operating earnings by $45 million, excluding the aforementioned tax reform. These tax-related adjustments include 2014 tax benefits related to the devaluation of the peso in Argentina, inflation in Argentina and Chile, and a 2013 tax rate change in Mexico. These increases were partially offset by higher expenses, primarily generated by employee- and information technology-related costs across several countries, which decreased operating earnings by $23 million.

Asia
Business Overview. Sales decreased slightly compared to 2014 due to lower group sales in Australia. This was partially offset by growth in our ordinary life and accident & health businesses in Japan.

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Operating revenues
Premiums	$6,937	$7,566	$7,801
Universal life and investment-type product policy fees	1,542	1,693	1,722
Net investment income	2,675	2,886	2,943
Other revenues	105	106	92
Total operating revenues	11,259	12,251	12,558
Operating expenses
Policyholder benefits and claims and policyholder dividends	5,275	5,724	5,755
Interest credited to policyholder account balances	1,309	1,544	1,690
Capitalization of DAC	(1,720)	(1,914)	(2,143)
Amortization of DAC and VOBA	1,256	1,397	1,542
Amortization of negative VOBA	(309)	(364)	(427)
Other expenses	3,611	3,975	4,317
Total operating expenses	9,422	10,362	10,734
Provision for income tax expense (benefit)	457	582	565
Operating earnings	$1,380	$1,307	$1,259
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $126 million for 2015 compared to 2014 as a result of the weakening of the yen against the U.S. dollar. This resulted in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased over the prior year driven by broad based in-force growth across the region, including growth in our ordinary life and accident & health businesses in Japan and Korea, as well as our group insurance business in Australia. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. During the period, surrenders of foreign currency-denominated fixed annuity products in Japan also contributed to higher fee income. The impact of these surrenders, partially offset by positive net flows in Korea, Bangladesh and India, resulted in lower average invested assets and a decrease in net investment income. In addition, a decrease in interest credited expenses was partially offset by increases in amortization of DAC and VOBA, commissions and variable expenses (net of DAC capitalization), primarily related to the establishment of an agency channel in Hong Kong. The combined impact of the items discussed above improved operating earnings by $61 million.
Market Factors. Investment returns were positively impacted by higher net investment income resulting from the recovery of a previously impaired mortgage loan in Japan, improved operating results from our China joint venture and higher interest rates on fixed maturity securities in Bangladesh. These improved investment returns were partially offset by the impact of lower interest rates on fixed maturity securities in Korea and the impact in Japan of continued growth of lower yielding Japanese government securities. The decrease in returns from Japanese government securities was offset by the favorable impact of increased foreign currency-denominated fixed annuities in Japan driving an increase in higher yielding foreign currency-denominated fixed maturity securities. Higher investment yields, combined with the impact of foreign currency hedges, increased operating earnings by $38 million.
Underwriting and Actuarial Assumption Review. Favorable claims experience, primarily in Japan resulted in a $15 million increase in operating earnings. In addition, on an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $22 million.

Expenses and Taxes. Higher expenses, primarily driven by costs associated with corporate initiatives and projects, reduced operating earnings by $32 million. Our 2015 results include one-time tax benefits of $61 million related to a change in tax rates, $12 million for the settlement of an audit and $15 million related to the U.S. taxation of dividends, each related to Japan. In addition, in 2015, Korea received a tax refund of $6 million related to unclaimed surrender value. Our 2014 results include one-time tax benefits of $9 million related to the U.S. taxation of dividends and $4 million resulting from a tax rate change, each related to Japan.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $52 million for 2014 as compared with 2013 and resulted in significant variances in the financial statement line items. For example, while premiums, fees and other revenues decreased 3% on a reported basis, they increased 3% on a constant currency basis.
Business Growth. Asia’s premiums, fees and other revenues increased over 2013 primarily driven by broad based in-force growth across the region, including in our ordinary life business in Japan and our group insurance business in Australia. Positive net flows in Korea and Japan, combined with growth in our life business in India and Bangladesh, resulted in higher average invested assets and generated an increase in net investment income. Changes in premiums for these businesses were offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $90 million.
Market Factors. Investment returns were negatively affected by the adverse impact of the sustained low interest rate environment on mortgage loans and an increase in lower yielding Japanese government securities, combined with lower returns on our other limited partnership interests and decreased prepayment fee income. These declines in yields were partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities resulting in an increase in higher yielding foreign currency-denominated fixed maturity securities in Japan. Declines in yields, combined with the impact of foreign currency hedges, resulted in a $46 million decrease in operating earnings.
Underwriting and Other Insurance Adjustments. Our 2013 results include a strengthening of group and permanent disability claim reserves of $57 million, net of reinsurance, in Australia. In addition, refinements to DAC and certain insurance-related liabilities that were recorded in 2014 and 2013 resulted in a $14 million increase in operating earnings. Our 2014 results for Korea decreased $5 million as a result of unfavorable claims experience, primarily in our life business, and regulatory changes.
Taxes. Our 2014 results include a $9 million tax benefit related to U.S. taxation of dividends from Japan and a $4 million tax benefit resulting from a tax rate change in Japan. Our 2013 results include a $17 million tax benefit in Japan related to the estimated reversal of temporary differences and a one-time tax benefit of $10 million related to the disposal of our interest in a Korean asset management company at the beginning of 2013.

EMEA
Business Overview. Sales have increased slightly as 2015 sales growth in Turkey, Italy and Poland was offset by strong 2014 sales in the Gulf.

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Operating revenues
Premiums	$2,036	$2,309	$2,297
Universal life and investment-type product policy fees	424	466	386
Net investment income	326	428	425
Other revenues	61	60	97
Total operating revenues	2,847	3,263	3,205
Operating expenses
Policyholder benefits and claims and policyholder dividends	988	1,053	1,039
Interest credited to policyholder account balances	120	148	147
Capitalization of DAC	(472)	(680)	(714)
Amortization of DAC and VOBA	497	613	683
Amortization of negative VOBA	(16)	(31)	(95)
Interest expense on debt	—	—	1
Other expenses	1,469	1,846	1,812
Total operating expenses	2,586	2,949	2,873
Provision for income tax expense (benefit)	21	29	51
Operating earnings	$240	$285	$281
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $66 million for 2015 as compared to 2014, primarily driven by the strengthening of the U.S. dollar against the euro, Russian ruble and Polish zloty.
Business Growth. Operating earnings benefited from growth in the Middle East, primarily in the Gulf and Turkey, as well as growth in the U.K., increasing operating earnings by $30 million.
Actuarial Assumption Review. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both 2015 and 2014, resulted in a net operating earnings decrease of $4 million. In addition, operating earnings increased by $5 million due to a 2014 refinement of DAC in the U.K.
Taxes and Other. The Company had a number of one-time items in both 2015 and 2014, including tax benefits, the conversion of certain of our subsidiaries to calendar year reporting, as well as re-branding and legal expenses. The combined impact of these items decreased operating earnings by $3 million. In addition, our 2014 results included a $7 million one-time benefit related to pension reform in Poland.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $18 million for 2014 as compared to 2013.

Business Growth. An increase in sales over 2013, primarily in the Middle East and central, eastern and southern Europe, was partially offset by the impact of regulatory changes in the U.K. Net investment income increased, driven by an increase in average invested assets from business growth in Egypt, the Persian Gulf and Russia, in addition to a slight increase in yields from the lengthening of the Ireland and Greece shorter-term portfolios into higher yielding longer duration fixed maturity securities. This was partially offset by the impact of changes in allocated equity. Our 2014 results also included certain legal and re-branding expenses, as well as higher corporate overhead expenses, while operating earnings benefited as a result of a review of certain tax liabilities. The combined impact of the items discussed above decreased operating earnings by $16 million.
Actuarial Assumption Review and Other Insurance Adjustments. The combined impact of the 2014 and 2013 annual assumption updates resulted in a net operating earnings increase of $6 million for 2014 as compared to 2013. The amortization, or release, of negative VOBA associated with the conversion of certain policies generally results in an increase in operating earnings. In 2014, the number of policies converted declined and so, relative to 2013, this reduced operating earnings by $11 million. A refinement in DAC in the U.K. resulted in a $5 million decrease to operating earnings and liability refinements in 2013 in Greece decreased operating earnings by $4 million.
Taxes and Other. Our 2013 results were negatively impacted as a result of a $30 million tax charge related to the write-off of a U.K. tax loss carryforward and by a $26 million write-down of DAC and VOBA related to pension reform in Poland. The Company received tax benefits in both years following its decision to permanently reinvest certain foreign earnings outside of the U.S., however, since the 2013 benefit was larger, operating earnings decreased by $18 million. In addition, our 2013 results benefited by $4 million due to a change in the local corporate tax rate in Greece. In 2014, we converted to calendar year reporting for certain of our subsidiaries, which resulted in a $17 million increase to operating earnings.
Corporate & Other

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Operating revenues
Premiums	$79	$81	$70
Universal life and investment-type product policy fees	99	127	139
Net investment income	319	509	746
Other revenues	86	67	28
Total operating revenues	583	784	983
Operating expenses
Policyholder benefits and claims and policyholder dividends	65	61	30
Interest credited to policyholder account balances	23	34	42
Capitalization of DAC	(1)	—	—
Interest expense on debt	1,198	1,167	1,148
Other expenses	990	849	784
Total operating expenses	2,275	2,111	2,004
Provision for income tax expense (benefit)	(353)	(697)	(609)
Operating earnings	(1,339)	(630)	(412)
Less: Preferred stock dividends	116	122	122
Operating earnings available to common shareholders	$(1,455)	$(752)	$(534)

The table below presents operating earnings available to common shareholders by source net of income tax:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Other business activities	$39	$80	$102
Other net investment income	215	337	485
Interest expense on debt	(779)	(759)	(747)
Preferred stock dividends	(116)	(122)	(122)
Acquisition costs	—	(5)	(18)
Corporate initiatives and projects	(194)	(183)	(134)
Incremental tax benefit (expense)	(239)	232	251
Other	(381)	(332)	(351)
Operating earnings available to common shareholders	$(1,455)	$(752)	$(534)
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities decreased $41 million. This was primarily due to lower operating earnings from start-up operations and from the assumed reinsurance from our former operating joint venture in Japan, reflecting lower fund returns, a reduction in in-force due to surrenders and unfavorable foreign currency impacts.
Other Net Investment Income. A $122 million decrease in other net investment income was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf. This decrease was also impacted by the sustained low interest rate environment, which drove lower investment yields on fixed maturity securities and mortgage loans, as well as lower returns on alternative investments. This was partially offset by increased income from higher average invested assets and improved returns on real estate investments.
Interest Expense on Debt. Interest expense on debt increased by $20 million, mainly due to the issuance of $1.5 billion of senior notes in March 2015 and $1.25 billion of senior notes in November 2015.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $11 million, primarily due to increased costs associated with enterprise-wide initiatives taken by the Company.
Incremental Tax Benefit (Expense). Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. Our 2015 results include the aforementioned tax charge of $557 million, which was recorded under accounting guidance for the recognition of tax uncertainties. Our 2014 results include an $18 million tax charge related to a portion of the settlement of a licensing matter that was not deductible for income tax purposes. In addition, in 2015, we had higher utilization of tax preferenced investments, a benefit related to the timing of certain tax credits and other tax benefits which increased our operating earnings by $68 million over 2014.
Other. Our 2015 results include the aforementioned charge of $235 million for interest on uncertain tax positions, as well as a $20 million charge associated with company use real estate. These increases in expenses were partially offset by a $21 million one-time tax refund received for a favorable outcome on prior year tax audits and a decrease in employee-related costs of $28 million from 2014. Our results for 2014 include a $117 million accrual to increase the litigation reserve related to asbestos and charges totaling $57 million related to the settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. This was partially offset by an $18 million increase in operating earnings in 2014 resulting from net adjustments to certain reinsurance assets and liabilities.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities decreased by $22 million. Lower operating earnings from the assumed reinsurance from our former operating joint venture in Japan, primarily due to lower returns in 2014, were partially offset by higher operating earnings from start-up operations.

Other Net Investment Income. Other net investment income decreased by $148 million. This decrease was driven by an increase in the amount credited to the segments on economic capital managed by Corporate & Other on their behalf, the adverse impact of the sustained low interest rate environment on yields from our fixed maturity securities and lower returns on real estate investments. These decreases were partially offset by improved returns on other limited partnership interests and higher mark-to-market income on residential mortgage loans carried at fair value.
Interest Expense on Debt. Interest expense on debt increased by $12 million, mainly due to the issuance of $1.0 billion of senior notes in April 2014 and the recognition of issuance costs related to the early redemption of senior notes in May 2014.
Acquisition Costs. Acquisition costs decreased by $13 million due to lower internal resource costs for associates committed to certain acquisition activities.
Corporate Initiatives and Projects. Expenses related to corporate initiatives and projects increased by $49 million, primarily due to higher relocation costs, severance and consulting expenses. These expenses include a $16 million decrease in restructuring charges, the majority of which related to severance.
Incremental Tax Benefit. The tax benefit in 2014 included a tax benefit of $16 million related to the timing of certain tax credits. In addition, we incurred a tax charge of $6 million in 2014 and received a tax benefit of $10 million in 2013 related to the filing of the Company’s U.S. federal tax returns. Our results for 2014 also included an $18 million tax charge related to a portion of the aforementioned settlement of a licensing matter that was not deductible for income tax purposes.
Other. Our results for 2014 include charges totaling $57 million related to the settlement of a licensing matter with the Department of Financial Services and the District Attorney, New York County. In addition, we increased our litigation reserves related to asbestos more in 2014 than in 2013 resulting in a $16 million decline in operating earnings. This was partially offset by a $53 million decline in expenses which included decreases in interest on uncertain tax positions, lower corporate overhead expenses and an adjustment on certain reinsurance assets and liabilities. In addition, declines in employee-related costs and lower software amortization totaling $15 million, improved operating earnings.
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

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee, chaired by GRM, reviews and monitors investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

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

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher OTTI. Credit spread tightening will reduce net investment income associated with purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

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
We use purchased credit default swaps to mitigate credit risk in our investment portfolio. Generally, we purchase credit protection by entering into credit default swaps referencing the issuers of specific assets we own. In certain cases, basis risk exists between these credit default swaps and the specific assets we own. For example, we may purchase credit protection on a macro basis to reduce exposure to specific industries or other portfolio concentrations. In such instances, the referenced entities and obligations under the credit default swaps may not be identical to the individual obligors or securities in our investment portfolio. In addition, our purchased credit default swaps may have shorter tenors than the underlying investments they are hedging. However, we dynamically hedge this risk through the rebalancing and rollover of our credit default swaps at their most liquid tenors. We believe that our purchased credit default swaps serve as effective economic hedges of our credit exposure.

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, weakness in the energy and metals and mining sectors and political and/or economic instability of countries and regions outside the EU, including China, Ukraine, Russia, Argentina, Brazil, Japan, the Middle East and Puerto Rico, as well as Europe’s perimeter region and Cyprus, have contributed to global market volatility. As a global insurance company, we are affected by the monetary policy of central banks around the world. See “— Industry Trends — Financial and Economic Environment” for information on actions taken by the ECB and Bank of Japan in recent years to support economic recovery. See also “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information regarding the December 2015 action taken by the FOMC to raise the federal funds rate and its January 2016 determination to maintain it. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments
Excluding Europe’s perimeter region and Cyprus which are discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. We maintain general account investments in the European Region to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European Region operations invest in the region for diversification. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. Sovereign debt issued by countries outside of Europe’s perimeter region and Cyprus comprised $6.8 billion, or 98%, of our European Region sovereign fixed maturity securities, at estimated fair value, at December 31, 2015. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $20.8 billion, or 70%, of European Region total corporate securities, at estimated fair value, at December 31, 2015. Of these European Region sovereign fixed maturity and corporate securities, 92% were investment grade and, for the 8% that were below investment grade, the majority were non-financial services corporate securities at December 31, 2015. European Region financial services corporate securities, at estimated fair value, were $9.0 billion (including $6.4 billion within the banking sector) with 95% invested in investment grade rated corporate securities, at December 31, 2015.
Selected Country and Sector Investments
In recent years, elevated levels of market volatility have affected the performance of various asset classes. Contributing factors include concerns about global economic conditions and capital markets; lower oil prices impacting the energy sector; lower commodity prices impacting the metals and mining sector; country specific volatility due to local economic and/or political concerns, including concerns over the solvency of the EU member states included in Europe’s perimeter region and Cyprus, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems. While economic conditions in certain of these countries, including Europe’s perimeter region, seem to be stabilizing or improving, greater ECB and International Monetary Fund support, stronger liquidity facilities and gradually improving macroeconomic conditions at the country level have reduced the risk of default on sovereign debt and/or the risk of possible withdrawal of such countries from the Euro zone. See “— Industry Trends — Financial and Economic Environment.”

The following table presents, by country, a summary of fixed maturity securities in selected countries. We maintain general account investments in the selected countries to support our insurance operations and related policyholder liabilities in these countries or we have exposure through our global portfolio diversification. The Company has written credit default swaps where the underlying is an index comprised of companies across various sectors in the European Region. At December 31, 2015, the written credit default swaps exposure to Europe’s perimeter region and Cyprus was $209 million in notional amount and $2 million in estimated fair value. The information below is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities at December 31, 2015
	Sovereign	Financial Services	Non-Financial Services	Total (1)
	(In millions)
Europe’s perimeter region:
Spain	$55	$225	$467	$747
Italy	52	177	431	660
Ireland	6	27	85	118
Greece	—	2	—	2
Portugal	—	—	1	1
Total Europe’s perimeter region	113	431	984	1,528
Brazil	315	87	619	1,021
Argentina	367	1	107	475
Russia	345	6	31	382
Puerto Rico (2)	14	—	114	128
Cyprus	35	4	—	39
Ukraine	2	—	—	2
Total	$1,191	$529	$1,855	$3,575
Investment grade %	45%	89%	61%	60%
______________

(1)	The par value and amortized cost of the fixed maturity securities were $3.4 billion and $3.5 billion, respectively, at December 31, 2015.

(2)	Our exposure to Puerto Rico sovereigns is in the form of political subdivision fixed maturities and is composed completely of revenue bonds. We have no Puerto Rico general obligation bonds.
There has been an increased focus on energy sector investments and metals and mining sector investments as a result of lower energy, oil and commodity prices. Our net exposure to energy sector fixed maturity securities was $12.0 billion (comprised of fixed maturity securities of $11.9 billion at estimated fair value and related net written credit default swaps of $60 million at notional value), of which 86% were investment grade, with unrealized losses of $222 million at December 31, 2015. Our net exposure to metals and mining sector fixed maturity securities was $2.1 billion (comprised of fixed maturity securities of $2.1 billion at estimated fair value and related net written credit default swaps of $13 million at notional value), of which 82% were investment grade, with unrealized losses of $206 million at December 31, 2015.
We manage direct and indirect investment exposure in the selected countries, the energy sector and the metals and mining sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries, the energy sector or the metals and mining sector will have a material adverse effect on our results of operations or financial condition.

Current Environment Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “— Industry Trends” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
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

	For the Years Ended December 31,
	2015		2014		2013
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2) (3)	4.63%	$14,201	4.81%	$14,946	4.84%	$15,098
Mortgage loans (3)	4.97%	3,135	5.15%	2,928	5.58%	3,020
Real estate and real estate joint ventures	4.89%	488	3.67%	376	3.44%	347
Policy loans	5.23%	603	5.36%	629	5.26%	620
Equity securities	4.71%	144	4.30%	133	4.44%	127
Other limited partnerships	8.45%	669	13.01%	1,033	13.35%	955
Cash and short-term investments	1.04%	129	1.07%	161	0.98%	168
Other invested assets		1,053		906		819
Total before investment fees and expenses	4.85%	20,422	5.01%	21,112	5.03%	21,154
Investment fees and expenses	(0.15)	(633)	(0.13)	(556)	(0.13)	(563)
Net investment income including divested businesses (4)	4.70%	19,789	4.88%	20,556	4.90%	20,591
Less: net investment income from divested businesses (4)		—		(72)		(197)
Net investment income (5)		$19,789		$20,484		$20,394
______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects GAAP adjustments presented in footnote (5) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”) and contractholder-directed unit-linked investments. A yield is not presented for other invested assets as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income (loss) includes amounts for FVO and trading securities of $21 million, $103 million and $65 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Yield calculations include the net investment income and ending carrying values of the divested businesses. The net investment income adjustment for divested businesses for the years ended December 31, 2014 and 2013 was $72 million and $197 million, respectively. Net investment income included in yield calculations include earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting (“investment hedge adjustments”). Investment hedge adjustments are a reclassification adjustment to net investment income presented in the yield table to the most directly comparable GAAP measure as presented below. The investment hedge adjustments presented below exclude cash settlements of $1 million and $10 million for the years ended December 31, 2014, and 2013, respectively. There were no net investment income adjustments for divested businesses or excluded scheduled periodic settlement payments on derivatives for the year ended December 31, 2015.

(5)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and adjustments and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs and contractholder-directed unit-linked investments. Such reclassifications and adjustments are presented in the table below.

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net investment income — in the above yield table	$19,789	$20,484	$20,394
Real estate discontinued operations	—	(1)	(9)
Investment hedge adjustments	(776)	(705)	(643)
Operating joint venture adjustments	(4)	(1)	(2)
Contractholder-directed unit-linked investments	264	1,266	2,172
Divested businesses	—	72	197
Incremental net investment income from CSEs	8	38	123
Net investment income — GAAP consolidated statements of operations	$19,281	$21,153	$22,232
See “— Results of Operations — Consolidated Results — Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014” and “— Results of Operations — Consolidated Results —Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013,” for an analysis of the year over year changes in net investment income.

Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities AFS by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Fixed maturity securities
Publicly-traded	$302,400	86.1%	$315,167	86.2%
Privately-placed	49,002	13.9	50,258	13.8
Total fixed maturity securities	$351,402	100.0%	$365,425	100.0%
Percentage of cash and invested assets	69.1%		70.7%
Equity securities
Publicly-traded	$2,184	65.8%	$2,569	70.8%
Privately-held	1,137	34.2	1,062	29.2
Total equity securities	$3,321	100.0%	$3,631	100.0%
Percentage of cash and invested assets	0.7%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$819		$1,009
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$1,216		$1,265
Perpetual securities are included within fixed maturity and equity securities. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Redeemable preferred stock with a stated maturity is included within fixed maturity securities. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.
In connection with our investment management business, we manage privately-placed and infrastructure fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These privately-placed and infrastructure fixed maturity securities had an estimated fair value of $6.1 billion and $4.1 billion at December 31, 2015 and 2014, respectively. These assets are not included in our consolidated financial statements.
Also in connection with our investment management business, we manage index investment portfolios that track the return of standard industry fixed income and equity market indices such as the Barclay’s U.S. Aggregate Bond Index and S&P 500® Index. These assets had an estimated fair value of $26.0 billion and $27.7 billion at December 31, 2015 and 2014, respectively, and are included within separate account assets in our consolidated financial statements.

Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2015.
Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that valuation adjustments, when applied, are based upon established policies and are applied consistently over time. See Note 10 of the Notes to the Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of our securities. Based on the results of this review and investment class analysis, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding the valuation techniques and inputs by level within the three level fair value hierarchy by major classes of invested assets.
Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	December 31, 2015
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1
Quoted prices in active markets for identical assets	$37,660	10.7%	$1,274	38.3%
Level 2
Independent pricing sources	258,271	73.5	1,470	44.3
Internal matrix pricing or discounted cash flow techniques	34,657	9.9	145	4.4
Significant other observable inputs	292,928	83.4	1,615	48.7
Level 3
Independent pricing sources	7,122	2.0	308	9.3
Internal matrix pricing or discounted cash flow techniques	12,273	3.5	109	3.3
Independent broker quotations	1,419	0.4	15	0.4
Significant unobservable inputs	20,814	5.9	432	13.0
Total estimated fair value	$351,402	100.0%	$3,321	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2015 are as follows:

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

•
During the year ended December 31, 2015, Level 3 fixed maturity securities decreased by $1.3 billion, or 6%. The decrease was driven by net transfers out of Level 3, partially offset by purchases in excess of sales and a decrease in estimated fair value recognized in OCI.

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
Fixed Maturity Securities AFS
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. The NAIC designations are generally similar to the credit quality ratings of the NRSRO for fixed maturity securities, except for certain structured securities as described below. Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s, S&P, Fitch, Dominion Bond Rating Service, A.M. Best, Kroll Bond Rating Agency, Egan Jones Ratings Company and Morningstar, Inc. (“Morningstar”). If no rating is available from a rating agency, then an internally developed rating is used.
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

The following table presents total fixed maturity securities by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		December 31,
		2015				2014
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
			(In millions)				(In millions)
1	Aaa/Aa/A	$234,176	$16,627	$250,803	71.4%	$233,246	$23,837	$257,083	70.4%
2	Baa	77,313	2,210	79,523	22.6	76,754	6,654	83,408	22.8
	Subtotal investment grade	311,489	18,837	330,326	94.0	310,000	30,491	340,491	93.2
3	Ba	15,314	(172)	15,142	4.3	14,967	178	15,145	4.1
4	B	5,083	(244)	4,839	1.4	8,481	(96)	8,385	2.3
5	Caa and lower	1,036	5	1,041	0.3	1,296	44	1,340	0.4
6	In or near default	42	12	54	—	36	28	64	—
	Subtotal below investment grade	21,475	(399)	21,076	6.0	24,780	154	24,934	6.8
	Total fixed maturity securities	$332,964	$18,438	$351,402	100.0%	$334,780	$30,645	$365,425	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2015
U.S. corporate	$43,448	$44,158	$9,163	$3,532	$493	$—	$100,794
U.S. Treasury and agency	61,646	—	—	—	—	—	61,646
Foreign corporate	23,368	29,362	3,621	732	114	1	57,198
Foreign government	43,911	4,098	1,730	395	326	39	50,499
RMBS	37,394	560	579	177	78	9	38,797
State and political subdivision	14,818	599	10	—	14	—	15,441
ABS	13,646	702	24	3	14	5	14,394
CMBS	12,572	44	15	—	2	—	12,633
Total fixed maturity securities	$250,803	$79,523	$15,142	$4,839	$1,041	$54	$351,402
Percentage of total	71.4%	22.6%	4.3%	1.4%	0.3%	—%	100.0%
December 31, 2014
U.S. corporate	$46,043	$44,174	$9,627	$5,602	$497	$11	$105,954
U.S. Treasury and agency	61,516	—	—	—	—	—	61,516
Foreign corporate	25,368	31,084	3,775	1,358	89	1	61,675
Foreign government	44,837	5,763	744	863	418	41	52,666
RMBS	37,156	1,049	766	551	318	6	39,846
State and political subdivision	14,656	501	30	—	—	—	15,187
ABS	13,383	807	37	2	15	5	14,249
CMBS	14,124	30	166	9	3	—	14,332
Total fixed maturity securities	$257,083	$83,408	$15,145	$8,385	$1,340	$64	$365,425
Percentage of total	70.4%	22.8%	4.1%	2.3%	0.4%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both December 31, 2015 and 2014. The tables below present our U.S. and foreign corporate securities holdings at:

	December 31,
	2015		2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$57,198	36.2%	$61,675	36.8%
U.S. corporate fixed maturity securities — by industry:
Consumer	27,715	17.5	27,808	16.6
Industrial	25,861	16.4	27,221	16.2
Utility	18,591	11.8	20,029	12.0
Finance	18,239	11.5	18,688	11.1
Communications	6,802	4.3	8,071	4.8
Other	3,586	2.3	4,137	2.5
Total	$157,992	100.0%	$167,629	100.0%
______________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
We held $65.8 billion and $68.4 billion of structured securities, at estimated fair value, at December 31, 2015 and 2014, respectively, as presented in the RMBS, ABS and CMBS sections below.

RMBS
The table below presents our RMBS holdings at:

	December 31,
	2015			2014
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$20,604	53.1%	$578	$20,269	50.9%	$1,083
Pass-through securities	18,193	46.9	305	19,577	49.1	699
Total RMBS	$38,797	100.0%	$883	$39,846	100.0%	$1,782
By risk profile:
Agency	$26,214	67.6%	$763	$26,818	67.3%	$1,469
Prime	1,960	5.1	41	2,648	6.6	68
Alt-A	5,990	15.4	(18)	5,540	13.9	85
Sub-prime	4,633	11.9	97	4,840	12.2	160
Total RMBS	$38,797	100.0%	$883	$39,846	100.0%	$1,782
Ratings profile:
Rated Aaa/AAA	$26,809	69.1%		$27,362	68.7%
Designated NAIC 1	$37,394	96.4%		$37,156	93.2%
Collateralized mortgage obligations are structured by dividing the cash flows of mortgages into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments and, for a fee, remits or passes these payments through to the holders of the pass-through securities.
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2015 and 2014. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Included within prime and Alt-A RMBS are re-securitization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the re-securitization.
Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we have increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $4.0 billion and $3.9 billion at December 31, 2015 and 2014, respectively, with unrealized gains (losses) of $74 million and $130 million at December 31, 2015 and 2014, respectively.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31,
	2015			2014
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized obligations	$7,698	53.5%	$(144)	$5,262	36.9%	$(46)
Foreign residential loans	1,365	9.5	32	2,146	15.1	63
Student loans	1,284	8.9	(30)	1,997	14.0	42
Automobile loans	1,153	8.0	—	1,625	11.4	10
Credit card loans	831	5.8	27	1,195	8.4	44
Other loans	2,063	14.3	11	2,024	14.2	15
Total	$14,394	100.0%	$(104)	$14,249	100.0%	$128
Ratings profile:
Rated Aaa/AAA	$7,510	52.2%		$7,950	55.8%
Designated NAIC 1	$13,646	94.8%		$13,383	93.9%
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	December 31, 2015
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2005	$187	$198	$95	$101	$33	$35	$47	$48	$10	$10	$372	$392
2006	1,061	1,070	79	79	76	77	50	56	—	—	1,266	1,282
2007	477	486	144	145	84	87	—	—	123	125	828	843
2008 - 2010	5	5	—	—	13	13	—	—	—	—	18	18
2011	560	593	23	24	63	64	—	—	—	—	646	681
2012	506	534	368	376	500	513	8	9	1	1	1,383	1,433
2013	989	1,036	696	735	893	925	12	10	—	—	2,590	2,706
2014	854	859	939	937	453	459	1	1	—	—	2,247	2,256
2015	2,258	2,227	445	436	325	327	32	32	—	—	3,060	3,022
Total	$6,897	$7,008	$2,789	$2,833	$2,440	$2,500	$150	$156	$134	$136	$12,410	$12,633
Ratings Distribution		55.5%		22.4%		19.8%		1.2%		1.1%		100.0%

	December 31, 2014
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2004	$251	$258	$25	$27	$54	$56	$40	$40	$17	$17	$387	$398
2005	2,278	2,300	412	426	243	253	111	115	9	13	3,053	3,107
2006	1,983	2,056	103	106	107	110	66	73	—	—	2,259	2,345
2007	694	720	64	67	195	205	41	43	129	131	1,123	1,166
2008 - 2010	5	5	—	—	25	25	—	—	—	—	30	30
2011	561	603	23	24	63	65	—	—	4	4	651	696
2012	467	559	245	255	842	866	—	—	3	3	1,557	1,683
2013	802	854	467	505	1,330	1,393	13	11	—	—	2,612	2,763
2014	466	480	883	900	652	677	13	14	76	73	2,090	2,144
Total	$7,507	$7,835	$2,222	$2,310	$3,511	$3,650	$284	$296	$238	$241	$13,762	$14,332
Ratings Distribution		54.7%		16.1%		25.5%		2.0%		1.7%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs, including Moody’s, S&P, Fitch and Morningstar. CMBS designated NAIC 1 were 99.5% and 98.5% of total CMBS at December 31, 2015 and 2014, respectively.
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $130 million, $96 million and $192 million for the years ended December 31, 2015, 2014 and 2013, respectively. Impairments of fixed maturity securities were $90 million, $60 million and $166 million for the years ended December 31, 2015, 2014 and 2013, respectively. Impairments of equity securities were $40 million, $36 million and $26 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Credit-related impairments of fixed maturity securities were $90 million, $60 million and $147 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $130 million for the year ended December 31, 2015 as compared to $96 million for the year ended December 31, 2014. The most significant increases were in U.S. and foreign corporate securities, which comprised $54 million for the year ended December 31, 2015, as compared to $9 million for the year ended December 31, 2014. An increase of $45 million in OTTI losses on U.S. and foreign corporate securities reflected the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities and lower oil prices impacting the energy sector. The $45 million increase in OTTI losses on U.S. and foreign corporate securities was concentrated in the utility and consumer services industries.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $96 million for the year ended December 31, 2014 as compared to $192 million for the year ended December 31, 2013. The most significant decreases were in U.S. and foreign corporate securities and RMBS, which comprised $40 million for the year ended December 31, 2014, as compared to $154 million for the year ended December 31, 2013. A decrease of $65 million in OTTI losses on U.S. and foreign corporate securities and a $49 million decrease in OTTI losses on RMBS reflected improving economic fundamentals. The $65 million decrease in OTTI losses on U.S. and foreign corporate securities was concentrated in the utility and financial services industries.

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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts; securities held by CSEs; and trading securities, as further described in Note 1 of the Notes to the Consolidated Financial Statements. FVO and trading securities were $15.0 billion and $16.7 billion at estimated fair value, or 3.0% and 3.2% of total cash and invested assets, at December 31, 2015 and 2014, respectively. See Note 10 of the Notes to the Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 8 of the Notes to the Consolidated Financial Statements for information regarding our securities lending program.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	December 31,
	2015				2014
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$44,012	65.8%	$217	0.5%	$41,088	68.7%	$224	0.5%
Agricultural	13,188	19.7	42	0.3%	12,378	20.7	39	0.3%
Residential	9,734	14.5	59	0.6%	6,369	10.6	42	0.7%
Total	$66,934	100.0%	$318	0.5%	$59,835	100.0%	$305	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 8 of the Notes to the Consolidated Financial Statements.
We originated $12.8 billion and $11.1 billion of commercial mortgage loans during the years ended December 31, 2015 and 2014, respectively. We originated $3.2 billion and $3.5 billion of agricultural mortgage loans during the years ended December 31, 2015 and 2014, respectively. While we originate some residential mortgage loans, we purchased a substantial amount of our residential mortgage loans on the secondary market during the years ended December 31, 2015 and 2014. See Note 8 of the Notes to the Consolidated Financial Statements for further information on mortgage loan purchases.

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located outside the U.S., at December 31, 2015. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 12% and 8%, respectively, of total mortgage loans at December 31, 2015. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located outside the U.S., at December 31, 2015. The carrying value of our residential mortgage loans located in California, Florida, and New York were 35%, 7%, and 6%, respectively.
In connection with our investment management business, we manage commercial mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial mortgage loans had an estimated fair value of $2.0 billion and $1.2 billion at December 31, 2015 and 2014, respectively. These assets are not included in our consolidated financial statements.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 65% of total mortgage loans at both December 31, 2015 and 2014. The tables below present the diversification across geographic regions and property types of commercial mortgage loans:

	December 31,
	2015		2014
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region
Pacific	$9,583	21.8%	$8,620	21.0%
Middle Atlantic	8,154	18.5	7,689	18.7
International	7,889	17.9	7,251	17.7
South Atlantic	6,127	13.9	6,384	15.5
West South Central	4,311	9.8	3,990	9.7
East North Central	2,346	5.3	2,430	5.9
New England	1,367	3.1	1,155	2.8
Mountain	1,117	2.5	932	2.3
West North Central	520	1.2	140	0.3
East South Central	512	1.2	424	1.0
Multi-Region and Other	2,086	4.8	2,073	5.1
Total recorded investment	44,012	100.0%	41,088	100.0%
Less: valuation allowances	217		224
Carrying value, net of valuation allowances	$43,795		$40,864
Property Type
Office	$21,525	48.9%	$21,400	52.1%
Retail	10,466	23.8	9,389	22.9
Apartment	5,171	11.7	3,786	9.2
Hotel	4,396	10.0	4,196	10.2
Industrial	2,334	5.3	2,133	5.2
Other	120	0.3	184	0.4
Total recorded investment	44,012	100.0%	41,088	100.0%
Less: valuation allowances	217		224
Carrying value, net of valuation allowances	$43,795		$40,864
______________

Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 8 of the Notes to the Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans. See “— Real Estate and Real Estate Joint Ventures” for real estate acquired through foreclosure.
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 8 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related valuation allowance methodology.
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both December 31, 2015 and 2014, and our average debt service coverage ratio was 2.6x at both December 31, 2015 and 2014. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 43% and 44% at December 31, 2015 and 2014, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of known and inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including our experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the valuation allowance. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the valuation allowance.
See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the years ended December 31, 2015, 2014 and 2013.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 77% were located in the United States, with the remaining 23% located outside the United States, at December 31, 2015. The carrying value of our real estate investments located in Japan, California and DC were 19%, 17% and 8%, respectively, of total real estate investments at December 31, 2015.

Real estate investments by type consisted of the following at:

	December 31,
	2015		2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$7,859	93.2%	$9,386	89.2%
Real estate joint ventures and funds	482	5.7	647	6.2
Subtotal	8,341	98.9	10,033	95.4
Foreclosed (commercial, agricultural and residential)	45	0.5	320	3.0
Real estate held-for-investment	8,386	99.4	10,353	98.4
Real estate held-for-sale	47	0.6	172	1.6
Total real estate and real estate joint ventures	$8,433	100.0%	$10,525	100.0%
We classify within traditional real estate our investment in income-producing real estate, which is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $12.4 billion and $13.3 billion at December 31, 2015 and 2014, respectively. We classify within real estate joint ventures and funds, our investments in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as our investments in real estate private equity funds. From time to time, if we intend to retain an interest in the property, we transfer investments from these joint ventures to traditional real estate after the completed property commences operations.
In connection with our investment management business, we manage real estate investments on behalf of institutional clients, which are unaffiliated investors. These real estate investments had an estimated fair value of $3.8 billion and $2.8 billion at December 31, 2015 and 2014, respectively. These assets are not included in our consolidated financial statements.
Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2015		2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Office	$3,265	38.7%	$5,574	53.0%
Apartment	1,662	19.7	1,684	16.0
Retail	1,032	12.2	782	7.4
Real estate investment funds	683	8.1	351	3.3
Hotel	544	6.5	554	5.3
Industrial	483	5.7	614	5.8
Land	348	4.1	432	4.1
Agriculture	32	0.4	37	0.4
Other	384	4.6	497	4.7
Total real estate and real estate joint ventures	$8,433	100.0%	$10,525	100.0%
The Company's authorized equity investment in real estate property was $1.0 billion and $1.7 billion for the years ended December 31, 2015 and 2014, respectively.
Impairments recognized on real estate and real estate joint ventures were $93 million, $20 million and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation expense on real estate investments was $162 million, $199 million and $179 million for the years ended December 31, 2015, 2014 and 2013, respectively. Real estate investments are net of accumulated depreciation of $1.2 billion at both December 31, 2015 and 2014.

Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $7.1 billion and $8.1 billion at December 31, 2015 and 2014, respectively, which included $1.9 billion and $2.4 billion of hedge funds, at December 31, 2015 and 2014, respectively.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	December 31,
	2015		2014
	Carrying Value	% of Total	Carrying Value	% of Total

	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$14,406	64.0%	$13,452	63.2%
Tax credit and renewable energy partnerships	3,145	13.9	2,752	12.9
Leveraged leases, net of non-recourse debt	1,712	7.6	1,785	8.4
Direct financing leases	1,076	4.8	1,119	5.3
Funds withheld	771	3.4	763	3.6
Operating joint ventures	605	2.7	513	2.4
Other	809	3.6	899	4.2
Total	$22,524	100.0%	$21,283	100.0%
Leveraged lease impairments were $41 million, $80 million and $26 million for the years ended December 31, 2015, 2014 and 2013, respectively.
See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding tax credit partnerships, leveraged and direct financing leases and freestanding derivatives with positive estimated fair values, respectively. See Note 1 of the Notes to the Consolidated Financial Statements for further information about tax credit and renewable energy partnerships, funds withheld and operating joint ventures.
Our private placement unit originated $9.7 billion and $8.3 billion of private investments, comprised primarily of certain privately placed fixed maturity securities and tax credit and renewable energy partnerships, during the years ended December 31, 2015 and 2014, respectively. The carrying value of such private investments included within our consolidated balance sheets was $49.8 billion at both December 31, 2015 and 2014. In addition, we originated $0 and $94 million of private lease investments during the years ended December 31, 2015 and 2014, respectively. The carrying value of such private lease investments included within our consolidated balance sheets was $2.0 billion and $2.1 billion at December 31, 2015 and 2014, respectively.
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $9.3 billion and $8.6 billion, or 1.8% and 1.7% of total cash and invested assets, at December 31, 2015 and 2014, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $7.5 billion and $4.5 billion, or 1.5% and 0.9% of total cash and invested assets, at December 31, 2015 and 2014, respectively.
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 9 of the Notes to the Consolidated Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2015 and 2014.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2015, 2014 and 2013.

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
Derivatives categorized as Level 3 at December 31, 2015 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At December 31, 2015, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Year Ended December 31, 2015
Gain (loss) recognized in net income (loss)	($223) million
Percentage of gain (loss) attributable to observable inputs	26%
Primary drivers of observable gain (loss)	Strengthening of U.S. dollar versus foreign currencies on receive foreign, pay-U.S. dollar forwards and swaps; increases in equity index levels; and increases in short-term interest rates.
Percentage of gain (loss) attributable to unobservable inputs	74%
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect derivatives.
Credit Risk
See Note 9 of the Notes to the Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the consolidated balance sheets, and does not affect our legal right of offset.

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2015		2014
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$1,870	$(6)	$2,830	$(26)
Written (2)	10,311	65	10,527	175
Total	$12,181	$59	$13,357	$149
__________________

(1)
The gross notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $175 million and ($2) million, respectively, at December 31, 2015 and $250 million and ($6) million, respectively, at December 31, 2014.

(2)
The gross notional amount and estimated fair value for written credit default swaps in the trading portfolio were $20 million and ($2) million, respectively, at December 31, 2015 and $15 million and $1 million, respectively, at December 31, 2014.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Years Ended December 31,
	2015			2014
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$32	$(28)	$4	$30	$(42)	$(12)
Written (3), (4)	29	(112)	(83)	65	(44)	21
Total	$61	$(140)	$(79)	$95	$(86)	$9
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $8 million and ($11) million, respectively, for the year ended December 31, 2015 and $5 million and ($5) million, respectively, for the year ended December 31, 2014.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $3 million and ($3) million, respectively, for the year ended December 31, 2015 and were not significant for the year ended December 31, 2014.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $16 million was due to certain credit spreads widening in the current period compared to the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of ($104) million was due to certain credit spreads widening in the current period compared to the prior on certain credit default swaps used as replications.

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
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured credit facility, as well as committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements. For the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities, see Note 12 of the Notes to the Consolidated Financial Statements.
Collateral for Securities Lending, Repurchase Programs and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $50 million and $83 million at estimated fair value at December 31, 2015 and 2014, respectively. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $738 million and $642 million at December 31, 2015 and December 31, 2014, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $781 million and $682 million at December 31, 2015 and December 31, 2014, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $2.2 billion and $4.2 billion at December 31, 2015 and 2014, respectively. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this cash collateral was $0 million and $263 million at December 31, 2015 and 2014, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and “Derivatives” in Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

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
Guarantees
See “Guarantees” in Note 21 of the Notes to the Consolidated Financial Statements.
Other
Additionally, we enter into commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 21 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, bridge loans, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments. See “— Liquidity and Capital Resources — The Company — Contractual Obligations.”
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
See “Business — Regulation — U.S. Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” and “Business — Regulation — International Regulation” for further information.

Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements, “— Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment (as well as Corporate & Other) follows.
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
Group, Voluntary & Worksite Benefits
With the exception of our property & casualty business, future policy benefits for our Group and Voluntary & Worksite businesses are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, long-term care policies, active life policies and premium stabilization and other contingency liabilities held under life insurance contracts. The components of future policy benefits for the property & casualty products offered by the Voluntary & Worksite and Retail property & casualty businesses are the same. Liabilities for unpaid claims are estimated based upon assumptions such as rates of claim frequencies, levels of severities, inflation, judicial trends, legislative changes or regulatory decisions. Assumptions are based upon our historical experience and analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business, and we consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.
Corporate Benefit Funding
Liabilities for this segment are primarily related to payout annuities, including pension risk transfers, structured settlement annuities and institutional income annuities. There is no interest rate crediting flexibility on these liabilities. As a result, a sustained low interest rate environment could negatively impact earnings; however, we mitigate our risks by applying various ALM strategies, including the use of various derivative positions, primarily interest rate floors and interest rate swaps, to mitigate the risks associated with such a scenario.
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
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information. A discussion of policyholder account balances by segment (as well as Corporate & Other) follows.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	December 31, 2015
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other
Greater than 0% but less than 2%	$94	$94
Equal to 2% but less than 4%	$12,471	$5,298
Equal to or greater than 4%	$10,551	$6,251
Annuities
Greater than 0% but less than 2%	$3,429	$2,932
Equal to 2% but less than 4%	$30,786	$27,047
Equal to or greater than 4%	$2,342	$2,302
______________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At December 31, 2015, excess interest reserves were $110 million and $328 million for Life & Other and Annuities, respectively.

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	December 31, 2015
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$4,845	$4,841
Equal to 2% but less than 4%	$2,018	$1,987
Equal to or greater than 4%	$683	$656
______________

(1)	These amounts are not adjusted for policy loans.
Corporate Benefit Funding
Policyholder account balances in this segment are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
Latin America
Policyholder account balances in this segment are held largely for investment-type products and universal life products in Mexico and Chile, and deferred annuities in Brazil. Some of the deferred annuities in Brazil are unit-linked-type funds that do not meet the GAAP definition of separate accounts. The rest of the deferred annuities have minimum credited rate guarantees, and these liabilities and the universal life liabilities are generally impacted by sustained periods of low interest rates. Liabilities for unit-linked-type funds are impacted by changes in the fair value of the associated investments, as the return on assets is generally passed directly to the policyholder.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	December 31, 2015
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities
Greater than 0% but less than 2%	$19,059	$3,093
Equal to 2% but less than 4%	$1,043	$224
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$6,296	$5,960
Equal to 2% but less than 4%	$17,972	$8,039
Equal to or greater than 4%	$268	$—
______________

(1)
Excludes negative VOBA liabilities of $1.2 billion at December 31, 2015, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities associated with the acquisition of ALICO. These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of certain GMWBs, and the non-life contingent portions of both GMWBs and GMIBs that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include GMABs, and the non-life contingent portions of both GMWBs and GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 10 of the Notes to the Consolidated Financial Statements.
The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	December 31,		December 31,
	2015	2014	2015	2014
	(In millions)
Americas
GMDB	$937	$710	$—	$—
GMIB	2,410	1,993	(507)	(1,278)
GMAB	—	—	9	2
GMWB	127	104	338	38
Asia
GMDB	25	29	—	—
GMAB	—	—	37	22
GMWB	89	91	151	129
EMEA
GMDB	2	2	—	—
GMAB	—	—	16	23
GMWB	8	26	(63)	(61)
Corporate & Other
GMDB	13	17	—	—
GMAB	—	—	13	23
GMWB	104	74	951	949
Total	$3,715	$3,046	$945	$(153)
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $462 million and $299 million at December 31, 2015 and 2014, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
The carrying values of these guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign currency exchange rates. Carrying values are also impacted by our assumptions around mortality, separate account returns and policyholder behavior, including lapse rates.

As discussed below, we use a combination of product design, hedging strategies, reinsurance, and other risk management actions to mitigate the risks related to these benefits. Within each type of guarantee, there is a range of product offerings reflecting the changing nature of these products over time. Changes in product features and terms are in part driven by customer demand but, more importantly, reflect our risk management practices of continuously evaluating the guaranteed benefits and their associated asset-liability matching. Recently, we have been diversifying the concentration of income benefits in the portfolio of the Company’s Retail Annuities business by focusing on withdrawal benefits, variable annuities without living benefits and index-linked annuities. To this end, the GMIBs will not be available for new purchases after February 19, 2016.
The sections below provide further detail by total account value for certain of our most popular guarantees. Total account values include amounts not reported in the consolidated balance sheets from assumed business, contractholder-directed investments which do not qualify for presentation as separate account assets, and amounts included in our general account. The total account values and the net amounts at risk include direct and assumed business, but exclude offsets from hedging or ceded reinsurance, if any.
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at December 31, 2015:

	Total Account Value (1)
	Americas	Asia & EMEA	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$100,518	$9,916	$10,715
Annual step-up	27,796	—	—
Roll-up and step-up combination	36,539	—	—
Total	$164,853	$9,916	$10,715
______________

(1)
Total account value excludes $2.1billion for contracts with no GMDBs. Further, many of our annuity contracts offer more than one type of guarantee such that GMDB amounts listed above are not mutually exclusive to the amounts in the living benefit guarantees table below.

Based on total account value, less than 39% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at December 31, 2015:

	Total Account Value (1)
	Americas	Asia & EMEA	Corporate & Other
	(In millions)
GMIB	$90,292	$—	$—
GMWB - non-life contingent (2)	5,704	2,647	2,319
GMWB - life-contingent	22,144	4,524	7,416
GMAB	675	1,376	980
	$118,815	$8,547	$10,715
______________

(1)
Total account value excludes $48.1 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $948 million with a guarantee at annuitization.

In terms of total account value, GMIBs are our most significant living benefit guarantee. Our primary risk management strategy for our GMIB products is our derivatives hedging program as discussed below. Additionally, we have engaged in certain reinsurance agreements covering some of our GMIB business. As part of our overall risk management approach for living benefit guarantees, we continually monitor the reinsurance markets for the right opportunity to purchase additional coverage for our GMIB business.
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at December 31, 2015:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$32,382
7-year setback, 1.5% interest rate	5,632
10-year setback, 1.5% interest rate	18,340
10-year mortality projection, 10-year setback, 1.0% interest rate	29,751
10-year mortality projection, 10-year setback, 0.5% interest rate	4,187
$90,292
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the more recent introduction of a 10-year mortality projection.
Additionally, 33% of the $90.3 billion of GMIB total account value has been invested in managed volatility funds as of December 31, 2015. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of December 31, 2015, only 15% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of six years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $2,762 million at December 31, 2015, of which $2,619 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the money at December 31, 2015:

	In-the-Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% +	$2,460	3%
	20% to 30%	1,970	2%
	10% to 20%	3,722	4%
	0% to 10%	6,180	7%
		14,332
Out-of-the-money	-10% to 0%	12,662	14%
	-20% to 10%	11,540	13%
	-20% +	51,758	57%
		75,960
Total GMIBs		$90,292

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various OTC and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

		December 31,
		2015			2014
Primary Underlying Risk Exposure		Gross Notional	Estimated Fair Value		Gross Notional	Estimated Fair Value
	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$23,430	$2,056	$966	$22,794	$1,881	$834
	Interest rate futures	3,915	4	5	2,707	3	9
	Interest rate options	24,923	994	7	36,510	908	26
Foreign currency exchange rate	Foreign currency forwards	2,305	29	7	2,241	1	137
	Foreign currency futures	135	—	—	522	2	—
Equity market	Equity futures	7,104	61	18	6,065	65	2
	Equity options	54,113	1,541	1,041	37,427	1,422	1,035
	Variance swaps	23,437	195	636	24,598	196	639
	Total rate of return swaps	3,803	47	58	3,297	22	101
	Total	$143,165	$4,927	$2,738	$136,161	$4,500	$2,783
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $11.1 billion and $14.0 billion at December 31, 2015 and 2014, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $229.4 billion and $237.4 billion at December 31, 2015 and 2014, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, in regulatory custodial accounts or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
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
See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
The Company
Liquidity
Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the asset mix and asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We include provisions limiting withdrawal rights on many of our products, including general account pension products sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, global funding sources and various credit facilities.

Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, accounting guidance requires the recognition of a loss for certain securities in an unrealized loss position and may require the impairment of other securities if there is a need to sell such securities, which may negatively impact our financial condition. See “Risk Factors — Investment-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature.”
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
Rating Agencies
Rating agencies assign insurer financial strength ratings to MetLife, Inc.’s domestic life insurance subsidiaries and credit ratings to MetLife, Inc. and certain of its subsidiaries. Financial strength ratings represent the opinion of rating agencies regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms. Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital at the subsidiary level and our equity capital are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. See “Business — Company Ratings” for further information on our insurer financial strength ratings.
Downgrades in our insurer financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and derivative transactions;

•	requiring us to reduce prices for our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.
A downgrade in the credit ratings or insurer financial strength ratings of MetLife, Inc. or its subsidiaries would likely impact us in the following ways, including:

•	impact our ability to generate cash flows from the sale of funding agreements and other capital market products offered by our Corporate Benefit Funding segment;

•	impact the cost and availability of financing for MetLife, Inc. and its subsidiaries; and

•
result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting investments held by the subsidiaries subject to the agreements. See “— Liquidity and Capital Uses — Pledged Collateral.”

Statutory Capital and Dividends
Our U.S. insurance subsidiaries have statutory surplus well above levels to meet current regulatory requirements.
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to most of our U.S. insurance subsidiaries. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries subject to these requirements was in excess of each of those RBC levels.
As a Delaware corporation, American Life is subject to Delaware law; however, because it does not conduct insurance business in Delaware or any other domestic state, it is exempt from RBC requirements under Delaware law. American Life’s operations are also regulated by applicable authorities of the countries in which it operates and is subject to capital and solvency requirements in those countries.
The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or to other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. and other parent entities by their respective insurance subsidiaries is governed by insurance laws and regulations. See “Business — Regulation — U.S. Regulation — Insurance Regulation,” “Business — Regulation — International Regulation,” “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries” and Note 16 of the Notes to the Consolidated Financial Statements.
Affiliated Captive Reinsurance Transactions
Various subsidiaries of MetLife, Inc. cede specific policy classes, including term and universal life insurance, participating whole life insurance, long-term disability insurance, group life insurance and other business to various wholly-owned captive reinsurers. The reinsurance activities among these affiliated companies are eliminated within our consolidated results of operations. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of several of the domestic affiliated captive reinsurers, as well as provided guarantees of the reinsurers’ and other affiliated international insurance entities’ repayment obligations on the letters of credit. MetLife, Inc. has also provided guarantees of these reinsurers’ repayment obligations on derivative and certain reinsurance agreements entered into by these reinsurers. See “— MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” for further details on certain of these guarantees. Various subsidiaries of MetLife, Inc. enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.
The NAIC continues to review insurance companies’ use of affiliated captive reinsurers and off-shore entities. The New York Department of Financial Services continues to have a moratorium on new reserve financing transactions involving captive insurers. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratios and ability to deploy excess capital in the future. This could result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.

Our variable annuity guaranteed minimum benefit risk and certain other risks were previously ceded to an affiliated captive reinsurer. In November 2014, this captive reinsurer merged with and into MetLife USA as part of the Mergers, further reducing the Company’s exposure to and use of captive reinsurers. See “— Executive Summary — Other Key Information — Significant Events” for further information on the Mergers. See also “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — U.S. Regulation — Insurance Regulation” and Note 6 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.
Summary of the Company’s Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Sources:
Operating activities, net	$14,129	$16,376	$16,131
Changes in policyholder account balances, net	—	1,483	—
Changes in payables for collateral under securities loaned and other transactions, net	1,544	5,031	—
Short-term debt issuances, net	—	—	75
Long-term debt issued	3,893	1,000	1,372
Cash received in connection with redeemable noncontrolling interests	—	—	774
Common stock issued, net of issuance costs	—	1,000	1,000
Preferred stock issued, net of issuance costs	1,483	—	—
Other, net	198	—	—
Total sources	21,247	24,890	19,352
Uses:
Investing activities, net	10,398	15,055	15,165
Changes in policyholder account balances, net	1,717	—	5,681
Changes in payables for collateral under securities loaned and other transactions, net	—	—	3,276
Short-term debt repayments, net	—	75	—
Long-term debt repaid	1,438	2,862	1,746
Collateral financing arrangements repaid	57	—	—
Treasury stock acquired in connection with share repurchases	1,930	1,000	—
Repurchase of preferred stock	1,460	—	—
Preferred stock repurchase premium	42	—	—
Dividends on preferred stock	116	122	122
Dividends on common stock	1,653	1,499	1,119
Other, net	—	700	184
Effect of change in foreign currency exchange rates on cash and cash equivalents	492	354	212
Total uses	19,303	21,667	27,505
Net increase (decrease) in cash and cash equivalents	$1,944	$3,223	$(8,153)
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
Preferred Stock
In June 2015, MetLife, Inc. issued 1,500,000 shares of 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”), with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate proceeds of $1.5 billion. See Note 16 of the Notes to the Consolidated Financial Statements for further information.
Common Stock
In October 2014 and September 2013, MetLife, Inc. issued 22,907,960 new shares and 22,679,955 new shares, respectively, of its common stock, each for $1.0 billion, in connection with the remarketing of senior debt securities and settlement of stock purchase contracts. See “— Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts.”
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have a commercial paper program that is supported by the $4.0 billion general corporate credit facility (see “— Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional FHLB. During the years ended December 31, 2015, 2014 and 2013, we issued $21.6 billion, $13.9 billion and $11.5 billion, respectively, and repaid $21.1 billion, $14.0 billion and $11.8 billion, respectively, under funding agreements with certain regional FHLBs. At December 31, 2015 and 2014, total obligations outstanding under these funding agreements were $15.5 billion and $15.0 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.

Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain SPEs that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2015, 2014 and 2013, we issued $48.1 billion, $48.9 billion and $37.7 billion, respectively, and repaid $49.9 billion, $45.6 billion and $36.8 billion, respectively, under such funding agreements. At December 31, 2015 and 2014, total obligations outstanding under these funding agreements were $31.6 billion and $33.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to Farmer Mac, as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the years ended December 31, 2015 and 2014, we issued $50 million and $200 million, respectively, and repaid $250 million and $200 million, respectively, under such funding agreements. During the year ended December 31, 2013, there were no issuances or repayments under such funding agreements. At December 31, 2015 and 2014, total obligations outstanding under these funding agreements were $2.6 billion and $2.8 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Debt Issuances and Other Borrowings
See Note 12 of the Notes to the Consolidated Financial Statements for further information on the following issuances of debt and other borrowings:

•
In December 2015, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of MLIC, borrowed $350 million under term loans that mature in December 2020 (see “Other Notes” in Note 12 of the Notes to the Consolidated Financial Statements for further information);

•	In November 2015, MetLife, Inc. issued $1.3 billion of senior notes for general corporate purposes, which include repayment of certain senior notes upon their maturity in 2016;

•	In March 2015, MetLife, Inc. issued $1.5 billion of senior notes for general corporate purposes, which included repayment of certain senior notes upon their maturity in 2015;

•
In April 2014, MetLife, Inc. issued $1.0 billion of senior notes for general corporate purposes, which included repayment of certain senior notes upon their maturity in 2014 and the redemption of certain senior notes due in 2033; and

•	In November 2013, MetLife, Inc. issued $1.0 billion of senior notes for general corporate purposes, which included repayment of certain senior notes upon their maturity in 2014.
Remarketing of Senior Debt Securities and Settlement of Stock Purchase Contracts
In each of October 2014 and September 2013, MetLife, Inc. closed the successful remarketings of $1.0 billion of senior debt securities underlying common equity units issued in November 2010 in connection with the acquisition of ALICO. MetLife, Inc. did not receive any proceeds from the remarketings. Most common equity unit holders used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contracts. The subsequent settlement of the stock purchase contracts provided proceeds to MetLife, Inc. of $1.0 billion in each of October 2014 and September 2013 in exchange for newly issued shares of MetLife, Inc.’s common stock as described in “— Common Stock” above.
See Note 15 of the Notes to the Consolidated Financial Statements.
Credit and Committed Facilities
At December 31, 2015, we maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $11.9 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2015, we had outstanding $484 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.5 billion at December 31, 2015.

The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At December 31, 2015, $6.6 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding. Remaining availability was $2.4 billion at December 31, 2015.
See Note 12 of the Notes to the Consolidated Financial Statements for further information about these facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	December 31,
	2015	2014
	(In millions)
Short-term debt	$100	$100
Long-term debt (1), (2)	$17,963	$16,135
Collateral financing arrangements (3)	$4,139	$4,196
Junior subordinated debt securities (3)	$3,194	$3,193
______________

(1)
Excludes $60 million and $151 million at December 31, 2015 and 2014, respectively, of long-term debt relating to CSEs — FVO (see Note 8 of the Notes to the Consolidated Financial Statements). For more information regarding long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements.

(2)
Includes $408 million and $59 million of non-recourse debt at December 31, 2015 and 2014, respectively, for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment subsidiaries.

(3)	For information regarding collateral financing arrangements and junior subordinated debt securities, see Notes 13 and 14 of the Notes to the Consolidated Financial Statements, respectively.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at December 31, 2015.
Dispositions
Cash proceeds from dispositions during the years ended December 31, 2015, 2014 and 2013 were $0, $759 million and $407 million, respectively. During the year ended December 31, 2013, the sale of MetLife Bank’s depository business resulted in cash outflows of $6.4 billion as a result of the buyer’s assumption of the bank deposits liability in exchange for our cash payment.
See Note 3 of the Notes to the Consolidated Financial Statements for additional information.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:

Preferred Stock Repurchase
In June 2015, MetLife, Inc. conducted a tender offer for up to 59,850,000 of its 60,000,000 shares of the 6.50% Non-Cumulative Preferred Stock, Series B (“Series B preferred stock”), at a purchase price of $25 per share, plus an amount equal to accrued, unpaid and undeclared dividends from, and including, June 15, 2015 to, but excluding, June 29, 2015, the settlement date of the tender offer. In June 2015, MetLife, Inc. also delivered a notice of redemption to the holders of the Series B preferred stock, pursuant to which it would redeem any Series B preferred stock not purchased by it in the tender offer at a redemption price of $25 per share, without any payment for accrued, unpaid and undeclared dividends on the Series B preferred stock from, and including, June 15, 2015 to, but excluding July 1, 2015, the redemption date. On June 29, 2015, MetLife, Inc. repurchased and canceled 37,192,413 shares of Series B preferred stock in the tender offer for $932 million in cash. On July 1, 2015, MetLife, Inc. redeemed and canceled the remaining 22,807,587 shares of Series B preferred stock not tendered in the tender offer for an aggregate redemption price of $570 million in cash. In connection with the tender offer and redemption, MetLife, Inc. recognized a preferred stock repurchase premium of $42 million (calculated as the difference between the carrying value of the Series B preferred stock and the total amount paid by MetLife, Inc. to the holders of the Series B preferred stock in connection with the tender offer and redemption), which was reflected as a reduction to retained earnings on the consolidated balance sheet. See Note 16 of the Notes to the Consolidated Financial Statements.
Common Stock Repurchases
In August 2014, MetLife, Inc. completed the remaining $261 million in common stock repurchases under a $1.0 billion authorization by the Board of Directors announced on January 15, 2008. In January 2015, MetLife, Inc. completed $1.0 billion of common stock repurchases pursuant to a Board of Directors authorization announced on April 22, 2008. On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of common stock repurchases in addition to previously authorized purchases, and on September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its common stock, bringing MetLife, Inc.’s remaining available repurchase authorizations to $1.0 billion as of September 22, 2015. In October 2015, MetLife, Inc. completed all remaining repurchases under the $1.0 billion authorization announced by the Board of Directors on December 12, 2014. At December 31, 2015, MetLife, Inc. had $70 million remaining under the September 2015 common stock repurchase authorization. MetLife, Inc. subsequently completed all repurchases under this authorization in January 2016. Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.
During the years ended December 31, 2015 and 2014, MetLife, Inc. repurchased 39,491,991 and 18,876,363 shares of common stock in the open market for $1.9 billion and $1.0 billion, respectively. MetLife, Inc. did not repurchase any shares of common stock during the year ended December 31, 2013. In 2016, through January 7, 2016, MetLife, Inc. repurchased 1,445,864 shares of its common stock in the open market for $70 million completing the September 2015 authorization.
Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI,” “Business — Regulation — International Regulation — Global Systemically Important Insurers,” “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements.
Dividends
During the years ended December 31, 2015, 2014 and 2013, MetLife, Inc. paid dividends on its common stock of $1.7 billion, $1.5 billion and $1.1 billion, respectively. During the years ended December 31, 2015, 2014 and 2013, MetLife, Inc. paid dividends on its preferred stock of $116 million, $122 million, and $122 million, respectively. See Note 16 of the Notes to the Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.

The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. On January 6, 2016, the MetLife, Inc. Board of Directors declared a first quarter 2016 common stock dividend of $0.375 per share payable on March 14, 2016 to shareholders of record as of February 5, 2016. The Company estimates the aggregate dividend payment will be $413 million.
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A and, ending with the June 15, 2015 payment date for the Series B preferred stock. Dividends are paid semi-annually on MetLife, Inc.’s Series C preferred stock commencing December 15, 2015 and ending on June 15, 2020, and thereafter are paid quarterly.
The payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve as a result of MetLife, Inc.’s designation as a non-bank SIFI. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI.” In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “Business — Regulation — International Regulation — Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements.
Debt Repayments
See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt and collateral financing arrangements, respectively, including:

•	In June 2015, MetLife, Inc. repaid at maturity its $1.0 billion 5.0% senior notes;

•
In 2015, following regulatory approval, MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $57 million in aggregate principal amount of its surplus notes;

•	In June and February 2014, MetLife, Inc. repaid at maturity its $350 million and $1.0 billion senior notes, respectively;

•	In May 2014, MetLife, Inc. redeemed $200 million aggregate principal amount of its 5.875% senior notes due in November 2033 at par; and

•	In November and August 2013, MetLife, Inc. repaid at maturity its $500 million and $250 million senior notes, respectively.
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

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2015 and 2014, general account surrenders and withdrawals from annuity products were $3.8 billion and $4.5 billion, respectively. In the Corporate Benefit Funding segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, as of December 31, 2015, there were no funding agreements and other capital market products that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2015 and 2014, we were obligated to return cash collateral pledged to the Company of $6.6 billion and $4.6 billion, respectively. At December 31, 2015 and 2014, we had pledged cash collateral of $241 million and $391 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit rating would have required $1 million of additional collateral be provided to our counterparties as of December 31, 2015. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block and ULSG liabilities. See Note 13 of the Notes to the Consolidated Financial Statements.
We pledged collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $30.2 billion and $30.8 billion at December 31, 2015 and 2014, respectively. Of these amounts, $10.1 billion and $10.7 billion at December 31, 2015 and 2014, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2015 was $9.9 billion, over 99% of which were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 8 of the Notes to the Consolidated Financial Statements.
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
Acquisitions
Cash outflows for acquisitions and investments in strategic partnerships during the years ended December 31, 2015, 2014 and 2013 were $0, $277 million and $1.9 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements for further information regarding acquisitions.
Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2015:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$376,995	$23,088	$20,349	$20,203	$313,355
Policyholder account balances	286,125	28,278	33,094	21,612	203,141
Payables for collateral under securities loaned and other transactions	36,871	36,871	—	—	—
Debt	43,768	2,604	4,384	4,019	32,761
Investment commitments	11,444	11,231	100	113	—
Operating leases	2,027	321	475	357	874
Other	18,281	17,810	22	11	438
Total	$775,511	$120,203	$58,424	$46,315	$550,569
Insurance Liabilities
Insurance liabilities include future policy benefits, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation, which are all reported on the consolidated balance sheet and are more fully described in Notes 1 and 4 of the Notes to the Consolidated Financial Statements. The amounts presented reflect future estimated cash payments and (i) are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and (ii) consider future premium receipts on current policies in-force. All estimated cash payments presented are undiscounted as to interest, net of estimated future premiums on in-force policies and gross of any reinsurance recoverable. Payment of amounts related to policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, we have reflected the obligation at the amount of the liability, if any, presented in the consolidated balance sheet in the more than five years category. Additionally, the more than five years category includes estimated payments due for periods extending for more than 100 years.
The sum of the estimated cash flows shown for all years of $377.0 billion exceeds the liability amounts of $208.6 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; and (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and are partially offset by liabilities related to accounting conventions, or which are not contractually due, which are excluded.

Actual cash payments may differ significantly from the liabilities as presented in the consolidated balance sheets and the estimated cash payments as presented due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.
For the majority of our insurance operations, estimated contractual obligations for future policy benefits and policyholder account balances, as presented, are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. See “— Policyholder Account Balances.”
Policyholder Account Balances
See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for a description of the components of policyholder account balances. See “— Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policy benefits and policyholder account balances.
Amounts presented represent the estimated cash payments undiscounted as to interest and including assumptions related to the receipt of future premiums and deposits; withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type. Such estimated cash payments are also presented net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. For obligations denominated in foreign currencies, cash payments have been estimated using current spot foreign currency rates.
The sum of the estimated cash flows shown for all years of $286.1 billion exceeds the liability amount of $202.7 billion included on the consolidated balance sheets principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability in the consolidated balance sheet of $2.2 billion at December 31, 2015.
Debt
Amounts presented for debt include short-term debt, long-term debt, collateral financing arrangements and junior subordinated debt securities, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet due to the following: (i) the amounts presented herein do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) the amounts presented herein include future interest on such obligations for the period from January 1, 2016 through maturity; and (iii) the amounts presented herein do not include $60 million at December 31, 2015 of long-term debt relating to CSEs — FVO as such debt does not represent our contractual obligation. Future interest on variable rate debt was computed using prevailing rates at December 31, 2015 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2016 through maturity, except with respect to junior subordinated debt which was computed using the stated rates through the scheduled redemption dates as it is our expectation that such obligations will be redeemed at that time. Inclusion of interest payments on junior subordinated debt securities through the final maturity dates would increase the contractual obligation by $7.7 billion. Pursuant to collateral financing arrangements, MetLife, Inc. may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See Note 13 of the Notes to the Consolidated Financial Statements.
Investment Commitments
To enhance the return on our investment portfolio, we commit to lend funds under mortgage loans, bank credit facilities, bridge loans and private corporate bond investments and we commit to fund partnership investments. In the table, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to fund partnerships and bank credit facilities, we anticipate that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are generally presented in the one year or less category. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category. See Note 21 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”

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
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheets. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheets that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $2.0 billion was excluded as the timing of payment cannot be reliably determined.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2015.
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a non-bank SIFI and G-SII, see “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” and “Business — Regulation — International Regulation — Global Systemically Important Insurers.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” and “— The Company — Liquidity and Capital Uses — Preferred Stock Repurchase” for information regarding MetLife, Inc.’s common and preferred stock repurchases, respectively.
Liquid Assets
At December 31, 2015 and 2014, MetLife, Inc. and other MetLife holding companies had $6.4 billion and $6.1 billion, respectively, in liquid assets. Of these amounts, $5.3 billion and $5.4 billion were held by MetLife, Inc. and $1.1 billion and $681 million were held by other MetLife holding companies at December 31, 2015 and 2014, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; and (iii) investments pledged in support of derivatives.
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
MetLife, Inc. and Other MetLife Holding Companies Sources and Uses of Liquid Assets and Sources and Uses of Liquid Assets included in Free Cash Flow
MetLife, Inc.’s sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow are summarized as follows.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow
	(In millions)
MetLife, Inc. (Parent Company Only)
Sources:
Dividends and returns of capital from subsidiaries (1)	$2,340	$2,340	$2,388	$2,388	$3,301	$3,301
Long-term debt issued (2)	2,739	1,750	1,000	445	994	—
Common stock issued, net of issuance costs	—	—	1,000	—	1,000	—
Repayments on and (issuances of) loans to subsidiaries and related interest, net (3)	383	383	597	597	—	—
Proceeds from stock-based compensation and exercise of stock options	122	122	156	156	202	202
Other, net (4)	652	673	1,177	1,177	—	—
Total sources	6,236	5,268	6,318	4,763	5,497	3,503
Uses:
Capital contributions to subsidiaries (5)	667	667	1,262	1,011	748	598
Long-term debt repaid - unaffiliated	1,000	—	1,550	—	750	—
Interest paid on debt and financing arrangements - unaffiliated	965	965	968	968	946	946
Dividends on common stock	1,653	—	1,499	—	1,119	—
Treasury stock acquired in connection with share repurchases	1,930	—	1,000	—	—	—
Purchase of preferred stock and preferred stock repurchase premium, net of proceeds from preferred stock issuance	19	—	—	—	—	—
Dividends on preferred stock	116	116	122	122	122	122
Issuances of and (repayments on) loans to subsidiaries and related interest, net (3) (5)	—	—	—	—	1,223	(319)
Other, net (4)	—	—	—	—	79	54
Total uses	6,350	1,748	6,401	2,101	4,987	1,401
Net increase (decrease) in liquid assets, MetLife, Inc. (Parent Company Only)	(114)		(83)		510
Liquid assets, beginning of year	5,403		5,486		4,976
Liquid assets, end of year	$5,289		$5,403		$5,486
Free Cash Flow, MetLife, Inc. (Parent Company Only) (6)		3,520		2,662		2,102
Net cash provided by operating activities, MetLife, Inc. (Parent Company Only) (6)	$1,606		$2,615		$1,865

Other MetLife Holding Companies
Sources:
Dividends and returns of capital from subsidiaries	$1,354	$1,354	$1,339	$1,339	$822	$822
Capital contributions from MetLife, Inc.	150	150	—	—	403	403
Total sources	1,504	1,504	1,339	1,339	1,225	1,225
Uses:
Capital contributions to subsidiaries	27	27	48	48	201	201
Repayments on and (issuance of) loans to subsidiaries and affiliates and related interest, net	510	510	458	458	705	305
Other, net	506	506	605	605	585	585
Total uses	1,043	1,043	1,111	1,111	1,491	1,091
Net increase (decrease) in liquid assets, Other MetLife Holding Companies	461		228		(266)
Liquid assets, beginning of year	681		453		719
Liquid assets, end of year	$1,142		$681		$453
Free Cash Flow, Other MetLife Holding Companies (6)		461		228		134
Net increase (decrease) in liquid assets, All Holding Companies	$347		$145		$244
Free Cash Flow, All Holding Companies (6)		$3,981		$2,890		$2,236
______________

(1)	All dividends and returns of capital to MetLife, Inc. were from operating subsidiaries and none were from other MetLife holding companies during the years ended December 31, 2015, 2014 and 2013.

(2)	Included in free cash flow is the portion of long-term debt issued that represents incremental debt to be at or below target leverage ratios.

(3)
See MetLife, Inc. (Parent Company Only) Condensed Statements of Cash Flows included in Schedule II of the Financial Statement Schedules for the source of liquid assets from receipts on loans to subsidiaries (excluding interest) and for the use of liquid assets for the issuances of loans to subsidiaries (excluding interest).

(4)
Other, net includes $171 million, $862 million and $69 million of net receipts by MetLife, Inc. to and from subsidiaries under a tax sharing agreement and tax payments to tax agencies during the years ended December 31, 2015, 2014 and 2013, respectively.

(5)
Amounts to fund business acquisitions and strategic insurance partnerships were $0, $251 million and $150 million (included in capital contributions to subsidiaries) and $0, $0 and $1.5 billion (included in issuances of and (repayments on) loans to subsidiaries and related interest, net) during the years ended December 31, 2015, 2014 and 2013, respectively.

(6)	See “— Non-GAAP and Other Financial Disclosures” for the reconciliation of net cash provided by operating activities of MetLife, Inc. to free cash flow of all holding companies.
The primary sources of MetLife, Inc.’s liquid assets are dividends and returns of capital from subsidiaries, long-term debt issued, common stock issued, and net receipts from subsidiaries under a tax sharing agreement. MetLife, Inc.’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. See “— Liquidity and Capital Sources — Dividends from Subsidiaries.”
The primary uses of MetLife, Inc.’s liquid assets are principal and interest payments on long-term debt, dividends on or repurchases of common and preferred stock, capital contributions to subsidiaries, funding of business acquisitions, income taxes and operating expenses. MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. See “— Liquidity and Capital Uses — Support Agreements.”
In addition, MetLife, Inc. issues loans to subsidiaries or subsidiaries issue loans to MetLife, Inc. Accordingly, changes in MetLife, Inc. liquid assets include issuances of loans to subsidiaries, proceeds of loans from subsidiaries and the related repayment of principal and payment of interest on such loans. See “— Liquidity and Capital Sources — Debt Issuances and Other Borrowings — Issuances of Affiliated Long-term Debt” and “— Liquidity and Capital Uses — Affiliated Capital Transactions.”
Sources and Uses of Liquid Assets of Other MetLife Holding Companies
The primary sources of liquid assets of other MetLife holding companies are dividends, returns of capital and remittances from their subsidiaries and branches, principally non-U.S. insurance companies; capital contributions received; receipts of principal and interest on loans to subsidiaries and affiliates and borrowings from subsidiaries and affiliates. MetLife, Inc.’s non-U.S. operations are subject to regulatory restrictions on the payment of dividends imposed by local regulators. See “— Liquidity and Capital Sources — Dividends from Subsidiaries.”
The primary uses of liquid assets of other MetLife holding companies are capital contributions paid to their subsidiaries and branches, principally non-U.S. insurance companies; loans to subsidiaries and affiliates; principal and interest paid on loans from subsidiaries and affiliates; and the following items, which are reported within other, net: dividends and returns of capital; business acquisitions; and operating expenses. Uses of liquid assets of other MetLife holding companies included $0, $0 and $400 million to fund business acquisitions during the years ended December 31, 2015, 2014, and 2013, respectively.
Liquidity and Capital Sources
In addition to the description of liquidity and capital sources in “— The Company — Summary of the Company’s Primary Sources and Uses of Liquidity and Capital” and “— The Company — Liquidity and Capital Sources,” the following additional information is provided regarding MetLife, Inc.’s primary sources of liquidity and capital.

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
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid:

	2016	2015		2014			2013
Company	Permitted without Approval (1)	Paid (2)	Permitted without Approval (3)	Paid (2)		Permitted without Approval (3)	Paid (2)		Permitted without Approval (3)
	(In millions)
Metropolitan Life Insurance Company (4)	$3,753	$1,489	$1,200	$821	(5)	$1,163	$1,428		$1,428
American Life Insurance Company	$—	$—	$—	$—		$—	$—		$523
MetLife Insurance Company USA	$586	$500	$3,056	$155	(6)	$1,013	$1,000	(7)	$1,330
Metropolitan Property and Casualty Insurance Company	$130	$235	$239	$200		$218	$100		$74
Metropolitan Tower Life Insurance Company	$70	$102	$102	$73		$73	$109	(8)	$77
MetLife Investors Insurance Company (6)	N/A	N/A	N/A	N/A		$120	$129		$129
______________

(1)
Reflects dividend amounts that may be paid during 2016 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2016, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)
The New York Insurance Law was amended, permitting MLIC to pay dividends without prior regulatory approval under one of two alternative formulations beginning in 2016. See Note 16 of the Notes to the Consolidated Financial Statements. The dividend amount that MLIC may pay during 2016 under the new formulation is reflected in the table above.

(5)	During December 2014, MLIC distributed shares of an affiliate to MetLife, Inc. as an in-kind dividend of $113 million.

(6)
See “Business — Overview — Other Key Information” for discussion of the Mergers. MetLife Investors Insurance Company was one of the companies that was merged into MetLife USA in connection with the Mergers. Prior to the Mergers, Exeter paid dividends of $155 million on its preferred stock. In August 2014, MICC redeemed for $1.4 billion and retired 4,595,317 shares of its common stock owned by MetLife Investors Group, LLC (“MLIG”). Following the redemption, in August 2014, MLIG paid a dividend of $1.4 billion to MetLife, Inc. See “— Liquidity and Capital Uses — Affiliated Capital Transactions.” MetLife USA did not pay dividends in 2014.

(7)	During the year ended December 31, 2013, MICC paid dividends of $1.0 billion.

(8)
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

In addition to the amounts presented in the table above, for the years ended December 31, 2015, 2014 and 2013, cash dividends in the aggregate amount of $9 million, $17 million and $0, respectively, were paid to MetLife, Inc. by certain of its other subsidiaries. Additionally, for the years ended December 31, 2015, 2014 and 2013, MetLife, Inc. received cash of $5 million, $0 and $267 million, respectively, representing returns of capital from certain subsidiaries.
The dividend capacity of our non-U.S. operations is subject to similar restrictions established by the local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of our non-U.S. operations, including the FSA, may also limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of the non-U.S. subsidiaries are second tier subsidiaries which are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividend flow into MetLife, Inc.
We actively manage target and excess capital levels and dividend flows on a proactive basis and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. We cannot provide assurance that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow” and Note 16 of the Notes to the Consolidated Financial Statements.
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at both December 31, 2015 and 2014.
Preferred Stock
For information on MetLife, Inc.’s preferred stock, see “— The Company — Liquidity and Capital Sources — Global Funding Sources — Preferred Stock.”
Debt Issuances and Other Borrowings
For information on MetLife, Inc.’s unaffiliated debt issuances and other borrowings, see “— The Company — Liquidity and Capital Sources — Global Funding Sources — Debt Issuances and Other Borrowings.”
Issuances of Affiliated Long-term Debt
In June 2014, a $500 million senior note payable to MLIC matured and, subsequently, MetLife, Inc. issued a new $500 million senior note to MLIC. The note matures in June 2019 and bears interest at a fixed rate of 3.54%, payable semi-annually.
In December 2013, MetLife, Inc. issued a $350 million senior note to MetLife Reinsurance Company of Delaware (“MRD”) due December 2033. The senior note bears interest at a fixed rate of 5.10%, payable semi-annually. MRD issued a $350 million surplus note to MetLife, Inc. in exchange for the senior note.
Collateral Financing Arrangements and Junior Subordinated Debt Securities
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
MetLife, Inc. maintains a committed facility with a capacity of $425 million. At December 31, 2015, MetLife, Inc. had outstanding $425 million in letters of credit and no drawdowns against this facility. Remaining availability was $0 at December 31, 2015. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $11.4 billion at December 31, 2015. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.

See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities,” as well as Note 12 of the Notes to the Consolidated Financial Statements, for further information regarding these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2015	2014
	(In millions)
Long-term debt — unaffiliated	$16,994	$15,317
Long-term debt — affiliated	$3,314	$3,600
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,748	$1,748
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all such covenants at December 31, 2015.
Dispositions
Cash proceeds from dispositions during the years ended December 31, 2015, 2014 and 2013 were $0, $7 million, and $17 million, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.
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
In addition to the description of liquidity and capital uses in “— The Company — Liquidity and Capital Uses” and “— The Company — Contractual Obligations,” the following additional information is provided regarding MetLife, Inc.’s primary uses of liquidity and capital:
Affiliated Capital Transactions
During the years ended December 31, 2015, 2014 and 2013, MetLife, Inc. invested an aggregate of $88 million, $1.8 billion and $934 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $1.2 billion and $1.7 billion at December 31, 2015 and 2014, respectively.
In May 2015, American Life issued a $150 million short-term note to MetLife, Inc. which was repaid in June 2015. The short-term note bore interest at six-month LIBOR plus 1.00%.
In April 2015, American Life issued a $150 million short-term note to MetLife, Inc. which was repaid in May 2015. The short-term note bore interest at six-month LIBOR plus 0.875%.
In December 2014, MetLife, Inc. entered into a five-year agreement with MetLife Reinsurance Company of Bermuda, Ltd. (“MrB”), a Bermuda insurance affiliate and an indirect, wholly-owned subsidiary of MetLife, Inc., to lend up to $500 million to MrB on a revolving basis. There were no loans outstanding at December 31, 2015 and 2014.
In December 2014, American Life issued a $100 million surplus note to MetLife, Inc. The surplus note bears interest at a fixed rate of 3.17%, payable semi-annually and matures in June 2020.

In August 2014, MICC paid to MLIG $1.4 billion to redeem and retire its common stock owned by MLIG; as a result, all of the outstanding shares of common stock of MICC were directly held by MetLife, Inc. Following the redemption, in August 2014, MLIG paid a dividend of $1.4 billion to MetLife, Inc., and MetLife, Inc. made a capital contribution to MICC of $231 million.
In August 2014, American Life issued a $120 million short-term note to MetLife, Inc. which was repaid in December 2014. In February 2014, American Life issued a $150 million short-term note to MetLife, Inc. which was repaid in June 2014. Both short-term notes bore interest at six-month LIBOR plus 0.875%.
In December 2013, MRD issued a $350 million surplus note to MetLife, Inc. due December 2033. The surplus note bears interest at a fixed rate of 6.00%, payable semi-annually. MetLife, Inc. issued a $350 million senior note to MRD in exchange for the surplus note.
In July 2013, MetLife Ireland Treasury Limited (“MITL”) borrowed the Chilean peso equivalent of $1.5 billion from MetLife, Inc., which was due July 2023. The loan bore interest at a fixed rate of 8.5%, payable annually. In December, September and June 2015, MITL made loan payments of the Chilean peso equivalent of $77 million, $153 million and $231 million, respectively. In December 2014 and June 2014, MITL made loan payments of the Chilean peso equivalent of $493 million and $69 million, respectively. In December 2013, MITL made a loan payment of the Chilean peso equivalent of $245 million. At December 31, 2015, the loan was fully paid.
In April 2013, MetLife Bank’s Board of Directors, with prior approval of the OCC, approved the reduction of its permanent capital by $550 million through a purchase of its $300 million of outstanding preferred stock held by MetLife, Inc. and a return of capital of $250 million to MetLife, Inc. In May 2013, MetLife, Inc. received $550 million in cash to settle these transactions.
In January 2013, MetLife Bank both drew down and repaid $400 million under an 18-month agreement with MetLife, Inc., which bore interest at a rate of three-month LIBOR plus 1.75%. On October 29, 2013, MetLife, Inc. and MLHL agreed to terminate the agreement. There were no loans outstanding at such date.
Debt Repayments
For information on MetLife, Inc.’s debt repayments, see “— The Company — Liquidity and Capital Uses — Debt Repayments.” MetLife, Inc. intends to repay or refinance, in whole or in part, all the debt that is due in 2016.
Repayments of Affiliated Long-term Debt
In December 2015, MetLife, Inc. repaid $286 million of affiliated long-term debt to MetLife Exchange Trust I, at maturity, in exchange for a return of capital. The long-term note bore interest at three-month LIBOR plus 0.7%.
Maturities of Senior Notes
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity through 2020 and 2021 to 2046, excluding any premium or discount, at December 31, 2015:

Year of Maturity	Principal	Interest Rate
	(In millions)
2016	$1,250	6.75%
2016	$250	7.44%
2017	$500	1.76%
2017	$500	1.90%
2018	$1,035	6.82%
2019	$1,035	7.72%
2019	$500	3.54%
2019	$250	3.57%
2020	$590	5.25%
2021 - 2046	$14,215	Ranging from 3.00% - 6.50%

Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See “— The Company — Liquidity and Capital Uses — Support Agreements.”
MetLife, Inc., in connection with MRD’s reinsurance of certain universal life and term life risks, entered into capital maintenance agreements pursuant to which MetLife, Inc. agreed, without limitation as to amount, to cause the first and second protected cells of MRD to maintain total adjusted capital equal to or greater than 200% of each such protected cell’s company action level RBC, as defined in state insurance statutes. In addition, MetLife, Inc. entered into an agreement with the Delaware Department of Insurance to increase such capital maintenance threshold to 300% of each such protected cell’s company action level RBC, in the event of specified downgrades in the senior unsecured debt ratings of MetLife, Inc.
MetLife, Inc. guarantees the obligations of its subsidiary, DelAm, under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life on behalf of its Japan operations. Also, MetLife, Inc. guarantees the obligations of its subsidiary, Missouri Reinsurance, Inc. (“MoRe”), under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes certain group term life insurance liabilities (which retrocession was terminated effective as of January, 2016) and a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.
MetLife, Inc. guarantees the obligations of MrB, a Bermuda insurance affiliate and an indirect, wholly-owned subsidiary of MetLife, Inc. under a reinsurance agreement with Mitsui Sumitomo Primary Life Insurance Co., Ltd. (“Mitsui”), a former affiliate that is now an unaffiliated third party, under which MrB reinsures certain variable annuity business written by Mitsui.
MetLife, Inc. guarantees the obligations of MrB in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which MrB reinsured the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL.
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
MetLife, Inc., in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of South Carolina’s (“MRSC”) reinsurance of ULSG, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain the greater of capital and surplus of $250,000 or total adjusted capital in an amount that is equal to or greater than 100% of authorized control level RBC, as defined in South Carolina state insurance statutes. See Note 13 of the Notes to the Consolidated Financial Statements.
MetLife, Inc. has a net worth maintenance agreement with its insurance subsidiary, First MetLife Investors Insurance Company (“First MetLife”). Under this agreement, as amended, MetLife, Inc. agreed, without limitation as to the amount, to cause First MetLife to have capital and surplus of $10 million, total adjusted capital in an amount that is equal to or greater than 150% of the company action level RBC, as defined by applicable state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis.

MetLife, Inc. guarantees obligations arising from derivatives of the following subsidiaries: MrB, MetLife International Holdings, LLC and MetLife Worldwide Holdings, LLC. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2015 and 2014, derivative transactions with positive mark-to-market values (in-the-money) were $583 million and $499 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $32 million and $102 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $32 million and $96 million at December 31, 2015 and 2014, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $0 and $6 million at December 31, 2015 and 2014, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 12 of the Notes to the Consolidated Financial Statements.
Acquisitions
During the years ended December 31, 2015, 2014 and 2013, there were no cash outflows from MetLife, Inc. for acquisitions. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company’s acquisitions.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Non-GAAP and Other Financial Disclosures
In this report, the Company presents certain measures of its performance that are not calculated in accordance with GAAP. We believe that these non-GAAP financial measures enhance the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	operating revenues	(i)	GAAP revenues
(ii)	operating expenses	(ii)	GAAP expenses
(iii)	operating earnings	(iii)	income (loss) from continuing operations, net of income tax
(iv)	operating earnings available to common shareholders	(iv)	net income (loss) available to MetLife, Inc.’s common shareholders
(v)	free cash flow of all holding companies	(v)	MetLife, Inc.’s net cash provided by operating activities
Reconciliations of these measures to the most directly comparable GAAP measures are included below and in “— Results of Operations.”
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies:
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

•
Net investment income: (i) includes amounts for investment hedge adjustments, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iv) excludes certain amounts related to contractholder-directed unit-linked investments, and (v) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges.
The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments (also known as asymmetrical and non-economic accounting for insurance contracts), (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•
Interest credited to policyholder account balances includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and excludes amounts related to net investment income earned on contractholder-directed unit-linked investments;

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

The following additional information is relevant to an understanding of our performance results:

•	We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•	The impact of changes in our foreign currency exchange rates is calculated using the average foreign currency exchange rates for the current period and is applied to each of the comparable periods.

•	Operating ROE is defined as operating earnings available to common shareholders, divided by average GAAP common stockholders’ equity.

•	Operating ROE, excluding AOCI other than FCTA, is defined as operating earnings available to common shareholders divided by average GAAP common stockholders’ equity, excluding AOCI other than FCTA.

•
Allocated equity is defined as the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.” Allocated equity excludes the impact of AOCI, other than FCTA.

•
The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses or use in discretionary capital actions. The Company defines free cash flow as the sum of cash available at MetLife’s holding companies from dividends from operating subsidiaries, expenses and other net flows of the holding companies, and net contributions from debt to be at or below target leverage ratios. This measure of free cash flow is prior to discretionary capital deployment, including common stock dividends and repurchases, debt reduction and mergers and acquisitions. Free cash flow should not be viewed as a substitute for net cash provided by (used in) operating activities calculated in accordance with GAAP. The free cash flow ratio is typically expressed as a percentage of annual operating earnings available to common shareholders. A reconciliation of net cash provided by operating activities of MetLife, Inc. to free cash flow of all holding companies for the years ended December 31, 2015, 2014 and 2013 is provided below.

Reconciliation of Net Cash Provided by Operating Activities of MetLife, Inc. to Free Cash Flow of All Holding Companies	Years Ended December 31,
	2015	2014	2013
	(In millions)
MetLife, Inc. (parent company only) net cash provided by operating activities	$1,606	$2,615	$1,865
Adjustments from net cash provided by operating activities to free cash flow:
Add: Incremental debt to be at or below target leverage ratios	1,750	445	—
Add: Capital contributions to subsidiaries	(667)	(1,011)	(598)
Add: Returns of capital from subsidiaries	5	—	567
Add: Repayments on and (issuances of) loans to subsidiaries, net	461	462	245
Add: Investment portfolio changes and other, net	365	151	23
MetLife, Inc. (parent company only) free cash flow	3,520	2,662	2,102
Other MetLife holding companies:
Add: Dividends and returns of capital from subsidiaries	1,354	1,339	822
Add: Capital contributions from MetLife, Inc.	150	—	403
Add: Capital contributions to subsidiaries	(27)	(48)	(201)
Add: Repayments on and (issuances of) loans to subsidiaries, net	(510)	(458)	(305)
Add: Other expenses	(729)	(637)	(567)
Add: Investment portfolio changes and other, net	223	32	(18)
Total other MetLife holding companies free cash flow	461	228	134
Free cash flow of all holding companies	$3,981	$2,890	$2,236

Ratio of free cash flow to operating earnings available to common shareholders:
Free cash flow of all holding companies	$3,981	$2,890	$2,236
Consolidated operating earnings available to common shareholders (1)	$5,484	$6,560	$6,261
Ratio of free cash flow of all holding companies to consolidated operating earnings available to common shareholders (1)	73%	44%	36%
Ratio of net cash provided by operating activities to consolidated net income (loss) available to MetLife, Inc.'s common shareholders:
MetLife, Inc. (parent company only) net cash provided by operating activities	$1,606	$2,615	$1,865
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders (2)	$5,152	$6,187	$3,246
Ratio of net cash provided by operating activities (parent company only) to consolidated net income (loss) available to MetLife, Inc.'s common shareholders (2) (3)	31%	42%	57%
______________
(1) Consolidated operating earnings available to common shareholders for 2015 includes a non-cash charge of $792 million, net of income tax, related to an uncertain tax position. Excluding this charge from the denominator of the ratio, the adjusted free cash flow ratio would be 63%. See “Risk Factors — Regulatory and Legal Risks — Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers” for additional information on this non-cash charge.
(2) Consolidated net income (loss) available to MetLife, Inc.'s common shareholders for 2015 includes a non-cash charge of $792 million, net of income tax, related to an uncertain tax position. Excluding this charge from the denominator of the ratio, this ratio, as adjusted, would be 27%.
(3) Including the free cash flow of other MetLife, Inc. holding companies of $461 million, $228 million and $134 million for the years ended December 31, 2015, 2014 and 2013, respectively, in the numerator of the ratio, this ratio, as adjusted, would be 40%, 46% and 62%, respectively.

Finally, in this discussion, we also provide forward-looking guidance on an operating, or non-GAAP, basis. A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is not accessible on a forward-looking basis because we believe it is not possible to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a significant impact on GAAP net income.
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
Global Risk Management
Independent from the lines of business, the centralized GRM, led by the CRO, collaborates and coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated and reported across the Company. The CRO reports to the CEO and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
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

•
reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MetLife, Inc.’s Board of Directors; and (iii) the financial and non-financial senior management committees on various aspects of risk.

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, GRM, the Portfolio Management Unit, and the senior members of the business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. Generally, our ALM Steering Committee oversees the activities of the underlying ALM Committees. The ALM Steering Committee reports to the ERC.
We establish target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. The ALM Working Groups monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities, as well as through our investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. Selectively, we use U.S. dollar assets to support certain long duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the Euro, the Polish zloty, the Australian dollar, the Mexican peso, the Chilean peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits and certain policyholder account balances. We manage this risk on an integrated basis with other risks through our ALM strategies, including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
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

•
The GRM’s Foreign Exchange Committee, in coordination with the Treasury Department, is responsible for managing our exposure to investments in foreign subsidiaries. Exposure limits are established by the Treasury Department and monitored by GRM. The Investments Department manages such exposure.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2015. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2015
(In millions)
Non-trading:
Interest rate risk	$5,833
Foreign currency exchange rate risk	$5,663
Equity market risk	$19
Trading:
Interest rate risk	$2

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments by type of asset or liability at:

	December 31, 2015
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$351,402	$(5,728)
Equity securities		$3,321	—
Fair value option and trading securities:
Actively traded securities		$404	(5)
Fair value option general account securities		627	(5)
Total fair value option and trading securities		$1,031	(10)
Mortgage loans		$68,539	(476)
Policy loans		$13,351	(140)
Short-term investments		$9,299	(12)
Other invested assets		$699	—
Cash and cash equivalents		$12,752	—
Accrued investment income		$3,988	—
Premiums, reinsurance and other receivables		$2,905	(161)
Other assets		$267	(4)
Net embedded derivatives within asset host contracts (2)		$391	(20)
Total assets			$(6,551)
Liabilities (3)
Policyholder account balances		$125,061	$547
Payables for collateral under securities loaned and other transactions		$36,871	—
Short-term debt		$100	—
Long-term debt		$19,360	389
Collateral financing arrangements		$3,899	—
Junior subordinated debt securities		$4,029	105
Other liabilities:
Trading liabilities		$153	3
Other		$2,250	133
Net embedded derivatives within liability host contracts (2)		$935	470
Total liabilities			$1,647
Derivative Instruments
Interest rate swaps	$97,054	$5,554	$(637)
Interest rate floors	$23,837	$263	(24)
Interest rate caps	$68,928	$102	35
Interest rate futures	$5,808	$(3)	(14)
Interest rate options	$30,234	$1,147	(205)
Interest rate forwards	$148	$24	(7)
Synthetic GICs	$4,216	$—	—
Foreign currency swaps	$36,896	$(262)	(22)
Foreign currency forwards	$17,325	$(67)	(8)
Currency futures	$930	$—	—
Currency options	$17,159	$446	(14)
Credit default swaps	$12,181	$59	—
Equity futures	$7,206	$45	(1)
Equity index options	$55,682	$501	(36)
Equity variance swaps	$23,437	$(441)	2
Total rate of return swaps	$3,803	$(11)	—
Total derivative instruments			$(931)
Net Change			$(5,835)
_____________

(1)
Separate account assets and liabilities and contractholder-directed unit-linked investments and associated policyholder account balances, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans, FVO and trading securities and long-term debt exclude $172 million, $12 million and $60 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $206.1 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk increased by $601 million, or 11%, to $5.8 billion at December 31, 2015 from $5.2 billion at December 31, 2014. This change was primarily due to an increase of $809 million due to increases in interest rates across the U.S. Treasury curve coupled with changes in durations. This increase was partially offset by a decrease in the asset base of $232 million.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates by type of asset or liability at:

	December 31, 2015
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$351,402	$(7,879)
Equity securities		$3,321	(95)
Fair value option and trading securities:
Actively traded securities		$404	—
Fair value option general account securities		627	(63)
Total fair value option and trading securities		$1,031	(63)
Mortgage loans		$68,539	(703)
Policy loans		$13,351	(144)
Short-term investments		$9,299	(95)
Other invested assets		$699	(75)
Cash and cash equivalents		$12,752	(441)
Accrued investment income		$3,988	(82)
Premiums, reinsurance and other receivables		$2,905	(62)
Other assets		$267	(6)
Net embedded derivatives within asset host contracts (2)		$391	(12)
Total assets			$(9,657)
Liabilities (3)
Policyholder account balances		$125,061	$3,258
Payables for collateral under securities loaned and other transactions		$36,871	101
Long-term debt		$19,360	127
Other liabilities		$2,403	13
Net embedded derivatives within liability host contracts (2)		$935	111
Total liabilities			$3,610
Derivative Instruments
Interest rate swaps	$97,054	$5,554	$(35)
Interest rate floors	$23,837	$263	—
Interest rate caps	$68,928	$102	—
Interest rate futures	$5,808	$(3)	(1)
Interest rate options	$30,234	$1,147	(46)
Interest rate forwards	$148	$24	—
Synthetic GICs	$4,216	$—	—
Foreign currency swaps	$36,896	$(262)	362
Foreign currency forwards	$17,325	$(67)	(188)
Currency futures	$930	$—	(91)
Currency options	$17,159	$446	399
Credit default swaps	$12,181	$59	(2)
Equity futures	$7,206	$45	(1)
Equity index options	$55,682	$501	(14)
Equity variance swaps	$23,437	$(441)	1
Total rate of return swaps	$3,803	$(11)	—
Total derivative instruments			$384
Net Change			$(5,663)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and contractholder-directed unit-linked investments and associated policyholder account balances, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans, FVO and trading securities and long-term debt exclude $172 million, $12 million and $60 million, respectively, related to CSEs. See Note 8 of the Notes to Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $206.1 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in foreign currency exchange rates.

Foreign currency exchange rate risk decreased by $93 million, or 2%, to $5.7 billion at December 31, 2015 from $5.8 billion at December 31, 2014. This change was primarily due to a net decrease in exchange risk relating to policyholder account balances, fixed maturity securities and the use of derivatives by the Company.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity by type of asset or liability at:

	December 31, 2015
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$3,321	$332
Net embedded derivatives within asset host contracts (2)		$391	(20)
Total assets			312
Liabilities
Policyholder account balances		$125,061	—
Net embedded derivatives within liability host contracts (2)		$935	979
Total liabilities			$979
Derivative Instruments
Interest rate swaps	$97,054	$5,554	$—
Interest rate floors	$23,837	$263	—
Interest rate caps	$68,928	$102	—
Interest rate futures	$5,808	$(3)	—
Interest rate options	$30,234	$1,147	—
Interest rate forwards	$148	$24	—
Synthetic GICs	$4,216	$—	—
Foreign currency swaps	$36,896	$(262)	—
Foreign currency forwards	$17,325	$(67)	—
Currency futures	$930	$—	—
Currency options	$17,159	$446	—
Credit default swaps	$12,181	$59	—
Equity futures	$7,206	$45	(687)
Equity index options	$55,682	$501	(258)
Equity variance swaps	$23,437	$(441)	15
Total rate of return swaps	$3,803	$(11)	(380)
Total derivative instruments			$(1,310)
Net Change			$(19)
______________

(1)
Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities and contractholder-directed unit-linked investments and associated policyholder account balances, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk decreased by $59 million to $19 million at December 31, 2015 from $78 million at December 31, 2014. This decrease was primarily due to the impact of embedded derivatives offset by the use of derivatives by the Company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetLife, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 24, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 24, 2016

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014
(In millions, except share and per share data)

	2015	2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $332,964 and $334,780, respectively; includes $4,277 and $4,266, respectively, relating to variable interest entities)	$351,402	$365,425
Equity securities available-for-sale, at estimated fair value (cost: $2,997 and $3,076, respectively)	3,321	3,631
Fair value option and trading securities, at estimated fair value (includes $404 and $704, respectively, of actively traded securities; and $13 and $60, respectively, relating to variable interest entities)	15,024	16,689
Mortgage loans (net of valuation allowances of $318 and $305, respectively; includes $172 and $280, respectively, at estimated fair value, relating to variable interest entities; includes $314 and $308, respectively, under the fair value option)	67,102	60,118
Policy loans (includes $4 and $3, respectively, relating to variable interest entities)	11,258	11,618
Real estate and real estate joint ventures (includes $0 and $8, respectively, relating to variable interest entities; includes $47 and $172, respectively, of real estate held-for-sale)	8,433	10,525
Other limited partnership interests (includes $27 and $34, respectively, relating to variable interest entities)	7,096	8,085
Short-term investments, principally at estimated fair value (includes $26 and $20, respectively, relating to variable interest entities)	9,299	8,621
Other invested assets, principally at estimated fair value (includes $43 and $56, respectively, relating to variable interest entities)	22,524	21,283
Total investments	495,459	505,995
Cash and cash equivalents, principally at estimated fair value (includes $85 and $57, respectively, relating to variable interest entities)	12,752	10,808
Accrued investment income (includes $23 and $21, respectively, relating to variable interest entities)	3,988	4,120
Premiums, reinsurance and other receivables (includes $21 and $21, respectively, relating to variable interest entities)	22,702	22,244
Deferred policy acquisition costs and value of business acquired (includes $240 and $235, respectively, relating to variable interest entities)	24,130	24,442
Current income tax recoverable	161	—
Goodwill	9,477	9,872
Other assets (includes $148 and $134, respectively, relating to variable interest entities)	7,666	7,862
Separate account assets (includes $1,022 and $1,128, respectively, relating to variable interest entities)	301,598	316,994
Total assets	$877,933	$902,337
Liabilities and Equity
Liabilities
Future policy benefits (includes $716 and $579, respectively, relating to variable interest entities)	$191,879	$189,586
Policyholder account balances (includes $21 and $33, respectively, relating to variable interest entities)	202,722	209,294
Other policy-related balances (includes $238 and $198, respectively, relating to variable interest entities)	14,255	14,422
Policyholder dividends payable	720	684
Policyholder dividend obligation	1,783	3,155
Payables for collateral under securities loaned and other transactions	36,871	35,326
Short-term debt	100	100
Long-term debt (includes $63 and $151, respectively, at estimated fair value, relating to variable interest entities)	18,023	16,286
Collateral financing arrangements	4,139	4,196
Junior subordinated debt securities	3,194	3,193
Current income tax payable	—	184
Deferred income tax liability	10,592	11,821
Other liabilities (includes $81 and $80, respectively, relating to variable interest entities)	23,561	24,437
Separate account liabilities (includes $1,022 and $1,128, respectively, relating to variable interest entities)	301,598	316,994
Total liabilities	809,437	829,678
Contingencies, Commitments and Guarantees (Note 21)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries	77	99
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,159,590,766 and 1,153,998,144 shares issued, respectively; 1,098,028,525 and 1,131,927,894 shares outstanding, respectively	12	12
Additional paid-in capital	30,749	30,543
Retained earnings	35,519	32,020
Treasury stock, at cost; 61,562,241 and 22,070,250 shares, respectively	(3,102)	(1,172)
Accumulated other comprehensive income (loss)	4,771	10,649
Total MetLife, Inc.’s stockholders’ equity	67,949	72,053
Noncontrolling interests	470	507
Total equity	68,419	72,560
Total liabilities and equity	$877,933	$902,337
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013
(In millions, except per share data)

	2015	2014	2013
Revenues
Premiums	$38,545	$39,067	$37,674
Universal life and investment-type product policy fees	9,507	9,946	9,451
Net investment income	19,281	21,153	22,232
Other revenues	1,983	2,030	1,920
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(84)	(43)	(106)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(6)	(17)	(60)
Other net investment gains (losses)	687	(137)	327
Total net investment gains (losses)	597	(197)	161
Net derivative gains (losses)	38	1,317	(3,239)
Total revenues	69,951	73,316	68,199
Expenses
Policyholder benefits and claims	38,714	39,102	38,107
Interest credited to policyholder account balances	5,610	6,943	8,179
Policyholder dividends	1,388	1,376	1,259
Other expenses	16,769	17,091	16,602
Total expenses	62,481	64,512	64,147
Income (loss) from continuing operations before provision for income tax	7,470	8,804	4,052
Provision for income tax expense (benefit)	2,148	2,465	661
Income (loss) from continuing operations, net of income tax	5,322	6,339	3,391
Income (loss) from discontinued operations, net of income tax	—	(3)	2
Net income (loss)	5,322	6,336	3,393
Less: Net income (loss) attributable to noncontrolling interests	12	27	25
Net income (loss) attributable to MetLife, Inc.	5,310	6,309	3,368
Less: Preferred stock dividends	116	122	122
Preferred stock repurchase premium	42	—	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,152	$6,187	$3,246

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$4.61	$5.48	$2.94
Diluted	$4.57	$5.42	$2.91
Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$4.61	$5.48	$2.94
Diluted	$4.57	$5.42	$2.91
Cash dividends declared per common share	$1.475	$1.325	$1.010
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Net income (loss) (1)	$5,322	$6,336	$3,393
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(7,443)	10,103	(8,086)
Unrealized gains (losses) on derivatives	589	1,386	(899)
Foreign currency translation adjustments	(1,624)	(1,444)	(975)
Defined benefit plans adjustment	354	(970)	1,292
Other comprehensive income (loss), before income tax	(8,124)	9,075	(8,668)
Income tax (expense) benefit related to items of other comprehensive income (loss)	2,266	(3,528)	2,329
Other comprehensive income (loss), net of income tax	(5,858)	5,547	(6,339)
Comprehensive income (loss)	(536)	11,883	(2,946)
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	32	29	(21)
Comprehensive income (loss) attributable to MetLife, Inc.	$(568)	$11,854	$(2,925)
_______________

(1)
Net income (loss) attributable to noncontrolling interests excludes losses of redeemable noncontrolling interests of less than $1 million for the year ended December 31, 2015. Net income (loss) attributable to noncontrolling interests excludes gains of redeemable noncontrolling interests of less than $1 million for each of the years ended December 31, 2014 and 2013.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2012	$1	$11	$28,011	$25,205	$(172)	$11,397	$64,453	$384	$64,837
Common stock issuance			1,000				1,000		1,000
Stock-based compensation			305				305		305
Dividends on preferred stock				(122)			(122)		(122)
Dividends on common stock				(1,119)			(1,119)		(1,119)
Change in equity of noncontrolling interests			(39)				(39)	180	141
Net income (loss)				3,368			3,368	25	3,393
Other comprehensive income (loss), net of income tax						(6,293)	(6,293)	(46)	(6,339)
Balance at December 31, 2013	1	11	29,277	27,332	(172)	5,104	61,553	543	62,096
Treasury stock acquired in connection with share repurchases					(1,000)		(1,000)		(1,000)
Common stock issuance		1	999				1,000		1,000
Stock-based compensation			267				267		267
Dividends on preferred stock				(122)			(122)		(122)
Dividends on common stock				(1,499)			(1,499)		(1,499)
Change in equity of noncontrolling interests							—	(65)	(65)
Net income (loss)				6,309			6,309	27	6,336
Other comprehensive income (loss), net of income tax						5,545	5,545	2	5,547
Balance at December 31, 2014	1	12	30,543	32,020	(1,172)	10,649	72,053	507	72,560
Repurchase of preferred stock	(1)		(1,459)				(1,460)		(1,460)
Preferred stock repurchase premium				(42)			(42)		(42)
Preferred stock issuance			1,483				1,483		1,483
Treasury stock acquired in connection with share repurchases					(1,930)		(1,930)		(1,930)
Stock-based compensation			182				182		182
Dividends on preferred stock				(116)			(116)		(116)
Dividends on common stock				(1,653)			(1,653)		(1,653)
Change in equity of noncontrolling interests							—	(69)	(69)
Net income (loss)				5,310			5,310	12	5,322
Other comprehensive income (loss), net of income tax						(5,878)	(5,878)	20	(5,858)
Balance at December 31, 2015	$—	$12	$30,749	$35,519	$(3,102)	$4,771	$67,949	$470	$68,419
______________

(1)
Net income (loss) attributable to noncontrolling interests excludes losses of redeemable noncontrolling interests of less than $1 million for the year ended December 31, 2015. Net income (loss) attributable to noncontrolling interests excludes gains of redeemable noncontrolling interests of less than $1 million for each of the years ended December 31, 2014 and 2013.

See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$5,322	$6,336	$3,393
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	693	713	714
Amortization of premiums and accretion of discounts associated with investments, net	(1,141)	(611)	(167)
(Gains) losses on investments and from sales of businesses, net	(597)	202	(155)
(Gains) losses on derivatives, net	1,451	(21)	5,122
(Income) loss from equity method investments, net of dividends or distributions	481	327	99
Interest credited to policyholder account balances	5,610	6,943	8,179
Universal life and investment-type product policy fees	(9,507)	(9,946)	(9,451)
Change in fair value option and trading securities	784	(739)	(1,433)
Change in residential mortgage loans held-for-sale, net	—	—	373
Change in accrued investment income	138	207	293
Change in premiums, reinsurance and other receivables	(837)	(650)	(582)
Change in deferred policy acquisition costs and value of business acquired, net	491	1,134	(920)
Change in income tax	825	2,075	871
Change in other assets	2,752	2,573	1,767
Change in insurance-related liabilities and policy-related balances	6,366	5,847	6,897
Change in other liabilities	1,134	1,885	1,008
Other, net	164	101	123
Net cash provided by (used in) operating activities	14,129	16,376	16,131
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	146,732	118,526	117,523
Equity securities	1,117	490	725
Mortgage loans	12,647	14,128	12,881
Real estate and real estate joint ventures	3,256	1,012	356
Other limited partnership interests	1,827	823	807
Purchases of:
Fixed maturity securities	(148,799)	(130,197)	(117,826)
Equity securities	(996)	(530)	(943)
Mortgage loans	(20,449)	(17,464)	(14,677)
Real estate and real estate joint ventures	(1,298)	(2,282)	(1,880)
Other limited partnership interests	(1,429)	(1,764)	(1,356)
Cash received in connection with freestanding derivatives	2,690	1,760	1,567
Cash paid in connection with freestanding derivatives	(4,211)	(4,003)	(6,710)
Cash received under repurchase agreements	199	—	—
Cash paid under repurchase agreements	(199)	—	—
Cash received under reverse repurchase agreements	199	—	—
Cash paid under reverse repurchase agreements	(199)	—	—
Sales of businesses, net of cash and cash equivalents disposed of $0, $323 and $14, respectively	—	436	393
Sale of bank deposits	—	—	(6,395)
Purchases of businesses, net of cash and cash equivalents acquired of $0, $0 and $20, respectively	—	—	(1,840)
Purchases of investments in insurance joint ventures	—	(277)	—
Net change in policy loans	287	(27)	(112)
Net change in short-term investments	(777)	5,167	2,955
Net change in other invested assets	(936)	(512)	(547)
Other, net	(59)	(341)	(86)
Net cash provided by (used in) investing activities	$(10,398)	$(15,055)	$(15,165)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Cash flows from financing activities
Policyholder account balances:
Deposits	$92,904	$89,520	$79,193
Withdrawals	(94,621)	(88,037)	(84,874)
Net change in payables for collateral under securities loaned and other transactions	1,544	5,031	(3,276)
Net change in short-term debt	—	(75)	75
Long-term debt issued	3,893	1,000	1,372
Long-term debt repaid	(1,438)	(2,862)	(1,746)
Collateral financing arrangements repaid	(57)	—	—
Cash received in connection with redeemable noncontrolling interests	—	—	774
Common stock issued, net of issuance costs	—	1,000	1,000
Treasury stock acquired in connection with share repurchases	(1,930)	(1,000)	—
Preferred stock issued, net of issuance costs	1,483	—	—
Repurchase of preferred stock	(1,460)	—	—
Preferred stock repurchase premium	(42)	—	—
Dividends on preferred stock	(116)	(122)	(122)
Dividends on common stock	(1,653)	(1,499)	(1,119)
Other, net	198	(700)	(184)
Net cash provided by (used in) financing activities	(1,295)	2,256	(8,907)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(492)	(354)	(212)
Change in cash and cash equivalents	1,944	3,223	(8,153)
Cash and cash equivalents, beginning of year	10,808	7,585	15,738
Cash and cash equivalents, end of year	$12,752	$10,808	$7,585
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$1,178	$1,213	$1,270
Income tax	$1,127	$748	$677
Non-cash transactions:
Business acquisitions:
Assets acquired	$—	$—	$2,988
Liabilities assumed	—	—	(972)
Noncontrolling interests assumed	—	—	(176)
Cash paid, excluding transaction costs of $0, $0 and $17, respectively	$—	$—	$1,840
Fixed maturity securities received in connection with pension risk transfer transactions	$903	$—	$—
Deconsolidation of real estate investment vehicles:
Reduction of redeemable noncontrolling interests	$—	$774	$—
Reduction of long-term debt	$571	$413	$—
Reduction of real estate and real estate joint ventures	$688	$1,132	$—
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
Certain international subsidiaries have a fiscal year cutoff of November 30th. Accordingly, the Company’s consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2015 and 2014 and the operating results of such subsidiaries for the years ended November 30, 2015, 2014 and 2013.
Discontinued Operations
The results of operations of a component of the Company that has either been disposed of or is classified as held-for-sale are reported in discontinued operations if certain criteria are met. Effective January 1, 2014, the Company adopted new guidance regarding reporting of discontinued operations for disposals or classifications as held-for-sale that have not been previously reported in the consolidated financial statements. A disposal of a component is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. See “— Adoption of New Accounting Pronouncements.”
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

•	such separate accounts are legally recognized;

•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;

•	investments are directed by the contractholder; and

•	all investment performance, net of contract fees and assessments, is passed through to the contractholder.
The Company reports separate account assets at their fair value which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments that are directed by contractholders but do not meet one or more of the other above criteria are included in fair value option (“FVO”) and trading securities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees in the statements of operations.
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

Accounting Policy	Note
Insurance	4
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	5
Reinsurance	6
Investments	8
Derivatives	9
Fair Value	10
Goodwill	11
Employee Benefit Plans	18
Income Tax	19
Litigation Contingencies	21
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Liabilities for universal and variable life policies with secondary guarantees (“ULSG”) and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”), and are thus subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
The Company regularly reviews its estimates of liabilities for future policy benefits and compares them with its actual experience. Differences result in changes to the liability balances with related charges or credits to benefit expenses in the period in which the changes occur.
Policyholder account balances relate to contract or contract features where the Company has no significant insurance risk.
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
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the portion of guaranteed minimum income benefits (“GMIBs”) that require annuitization, and the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”).
Guarantees accounted for as embedded derivatives in policyholder account balances include the non life-contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and the portion of GMIBs that do not require annuitization. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid, policyholder dividends left on deposit and negative value of business acquired.
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
The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance and applies the cash received to premiums when due.
See “— Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles” for a discussion of negative value of business acquired.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recognition of Insurance Revenues and Deposits
Premiums related to traditional life, annuity contracts with life contingencies, long-duration accident & health, and credit insurance policies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.
Premiums related to short-duration non-medical health and disability, accident & health, and certain credit insurance contracts are recognized on a pro rata basis over the applicable contract term.
Deposits related to universal life-type and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related policyholder account balances.
Premiums related to property & casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written related to the unexpired coverage, are also included in future policy benefits.
Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. Such costs include:

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

DAC and VOBA are amortized as follows:

Products:		In proportion to the following over estimated lives of the contracts:
•	Nonparticipating and non-dividend-paying traditional contracts:	Actual and expected future gross premiums.
• Term insurance
• Nonparticipating whole life insurance
• Traditional group life insurance
• Non-medical health insurance
• Accident & health insurance
•	Participating, dividend-paying traditional contracts	Actual and expected future gross margins.
•	Fixed and variable universal life contracts	Actual and expected future gross profits.
•	Fixed and variable deferred annuity contracts
•	Credit insurance contracts	Actual and future earned premiums.
•	Property & casualty insurance contracts
•	Other short-duration contracts
See Note 5 for additional information on DAC and VOBA amortization. Amortization of DAC and VOBA is included in other expenses.
The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset.
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
Reinsurance
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The Company reviews all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC and recognized as a component of other expenses on a basis consistent with the way the acquisition costs on the underlying reinsured contracts would be recognized. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums; and ceded (assumed) premiums, reinsurance and other receivables (future policy benefits) are established.
For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums. Unearned premiums are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of insurance protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria of reinsurance accounting, amounts paid (received) in excess of the related insurance liabilities ceded (assumed) are recognized immediately as a loss and are reported in the appropriate line item within the statement of operations. Any gain on such retroactive agreement is deferred and is amortized as part of DAC, primarily using the recovery method.
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
Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in policyholder benefits and claims.
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
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
Fixed Maturity and Equity Securities
The majority of the Company’s fixed maturity and equity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recognized when declared.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age as described in Note 8 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”
For fixed maturity securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost. If a sale decision is made for an equity security and recovery to an amount at least equal to cost prior to the sale is not expected, the security will be deemed to be other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. The OTTI loss recognized is the entire difference between the security’s cost and its estimated fair value.
FVO and Trading Securities
FVO and trading securities are stated at estimated fair value and include investments for which the FVO has been elected (“FVO Securities”) and investments that are actively purchased and sold (“Actively traded securities”). FVO Securities include:

•
fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts (“FVO general account securities”); and

•
contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to contractholders and are offset by a corresponding change in Policyholder account balances through interest credited to policyholder account balances (“FVO contractholder-directed unit-linked investments”).

Actively traded securities principally include fixed maturity securities and short sale agreement liabilities, which are included in other liabilities.
Changes in estimated fair value of these securities are included in net investment income, except for certain securities included in FVO Securities where changes are included in net investment gains (losses).
Mortgage Loans
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural and residential. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 8.
Mortgage Loans Held-For-Investment
Mortgage loans held-for-investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Also included in mortgage loans held-for-investment are commercial mortgage loans held by consolidated securitization entities (“CSEs”) and residential mortgage loans for which the FVO was elected, which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment gains (losses) for commercial mortgage loans held by CSEs — FVO, and net investment income for residential mortgage loans — FVO.
Mortgage Loans Held-For-Sale
Mortgage loans held-for-sale that were previously designated as held-for-investment and mortgage loans originated with the intent to sell for which FVO was not elected, are stated at the lower of amortized cost or estimated fair value.
Policy Loans
Policy loans are stated at unpaid principal balances. Interest income is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal and accrued interest is deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
Real Estate
Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.
Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated.
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
The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations. The Company recognizes distributions on cost method investments as earned or received. Because of the nature and structure of these cost method investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards.
The Company routinely evaluates its equity method and cost method investments for impairment. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. The Company considers its cost method investments for impairment when the carrying value of such investments exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when determining whether the cost method investment is impaired.
Short-term Investments
Short-term investments include securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other Invested Assets
Other invested assets consist principally of the following:

•	Freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.

•
Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method.

•
Leveraged leases which are recorded net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values for impairment.

•
Direct financing leases gross investment is equal to the minimum lease payments plus the unguaranteed residual value.  Income is recorded by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews lease receivables for impairment. Certain direct financing leases are linked to inflation.

•
Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.

•	Investments in operating joint ventures that engage in insurance underwriting activities are accounted for under the equity method.
Securities Lending Program
Securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the Company’s financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary throughout the duration of the loan. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
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
Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of assets and liabilities.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
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
Employee Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees and sales representatives. Measurement dates used for all of the subsidiaries’ defined benefit pension and other postretirement benefit plans correspond with the fiscal year ends of sponsoring subsidiaries, which are December 31 for U.S. and most non-U.S. subsidiaries and November 30 for certain non-U.S. subsidiaries.
The Company recognizes the funded status of each of its defined pension and postretirement benefit plans, measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits in other assets or other liabilities.
Actuarial gains and losses result from differences between the actual experience and the assumed experience on plan assets or PBO during a particular period and are recorded in accumulated OCI (“AOCI”). To the extent such gains and losses exceed 10% of the greater of the PBO or the estimated fair value of plan assets, the excess is amortized into net periodic benefit costs over the average projected future service years of the active employees. In addition, prior service costs (credit) are recognized in AOCI at the time of the amendment and then amortized to net periodic benefit costs over the average projected future service years of the active employees affected by the change.
Net periodic benefit costs are determined using management estimates and actuarial assumptions and are comprised of service cost, interest cost, settlement and curtailment costs, expected return on plan assets, amortization of net actuarial (gains) losses, and amortization of prior service costs (credit). Fair value is used to determine the expected return on plan assets.
The subsidiaries also sponsor defined contribution plans for substantially all U.S. employees under which a portion of employee contributions is matched. Applicable matching contributions are made each payroll period. Accordingly, the Company recognizes compensation cost for current matching contributions. As all contributions are transferred currently as earned to the defined contribution plans, no liability for matching contributions is recognized in the balance sheets.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination the Company considers many factors, including:

•	the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

•	the jurisdiction in which the deferred tax asset was generated;

•	the length of time that carryforward can be utilized in the various taxing jurisdiction;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	future reversals of existing taxable temporary differences;

•	taxable income in prior carryback years; and

•	tax planning strategies.
The Company may be required to change its provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, the effect of changes in tax laws, tax regulations, or interpretations of such laws or regulations, is recognized in net income tax expense (benefit) in the period of change.
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
The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax expense.
Litigation Contingencies
The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 21, legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s financial statements.
Other Accounting Policies
Stock-Based Compensation
The Company grants certain employees and directors stock-based compensation awards under various plans that are subject to specific vesting conditions. With the exception of performance shares granted in 2015, 2014 and 2013 which are re-measured quarterly, the cost of all stock-based transactions is measured at fair value at grant date and recognized over the period during which a grantee is required to provide services in exchange for the award. Although the terms of the Company’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered non-substantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $2.0 billion at both December 31, 2015 and 2014. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $1.1 billion and $1.0 billion at December 31, 2015 and 2014, respectively. Related depreciation and amortization expense was $216 million, $182 million and $183 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $2.2 billion and $1.9 billion at December 31, 2015 and 2014, respectively. Accumulated amortization of capitalized software was $1.5 billion and $1.3 billion at December 31, 2015 and 2014, respectively. Related amortization expense was $212 million, $212 million and $216 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Other Revenues
Other revenues include, in addition to items described elsewhere herein, advisory fees, broker-dealer commissions and fees, administrative service fees, and changes in account value relating to corporate-owned life insurance (“COLI”). Such fees and commissions are recognized in the period in which services are performed. Under certain COLI contracts, if the Company reports certain unlikely adverse results in its financial statements, withdrawals would not be immediately available and would be subject to market value adjustment, which could result in a reduction of the account value.
Policyholder Dividends
Policyholder dividends are approved annually by the insurance subsidiaries’ boards of directors. The aggregate amount of policyholder dividends is related to actual interest, mortality, morbidity and expense experience for the year, as well as management’s judgment as to the appropriate level of statutory surplus to be retained by the insurance subsidiaries.
Foreign Currency
Assets, liabilities and operations of foreign affiliates and subsidiaries are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. For most of the Company’s foreign operations, the local currency is the functional currency. For certain other foreign operations, such as Japan, the local currency and one or more other currencies qualify as functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and revenues and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.
Earnings Per Common Share
Basic earnings per common share are computed based on the weighted average number of common shares, or their equivalent, outstanding during the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Diluted earnings per common share include the dilutive effect of the assumed: (i) exercise or issuance of stock-based awards using the treasury stock method; (ii) settlement of stock purchase contracts underlying common equity units using the treasury stock method; and (iii) settlement of accelerated common stock repurchase contracts. Under the treasury stock method, exercise or issuance of stock-based awards and settlement of stock purchase contracts underlying common equity units is assumed to occur with the proceeds used to purchase common stock at the average market price for the period.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Effective November 18, 2014, the Company adopted new guidance on when, if ever, the cost of acquiring an entity should be used to establish a new accounting basis (“pushdown”) in the acquired entity’s separate financial statements. The guidance provides an acquired entity and its subsidiaries with an irrevocable option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If a reporting entity elects to apply pushdown accounting, its stand-alone financial statements would reflect the acquirer’s new basis in the acquired entity’s assets and liabilities. The election to apply pushdown accounting should be determined by an acquired entity for each individual change-in-control event in which an acquirer obtains control of the acquired entity; however, an entity that does not elect to apply pushdown accounting in the period of a change-in-control can later elect to retrospectively apply pushdown accounting to the most recent change-in-control transaction as a change in accounting principle. The new guidance did not have a material impact on the consolidated financial statements upon adoption.
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
Effective January 1, 2014, the Company adopted new guidance on other expenses. The objective of this standard is to address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. In accordance with the adoption of the new accounting pronouncement on January 1, 2014, the Company recorded $57 million in other liabilities, and a corresponding deferred cost, in other assets.
Effective July 17, 2013, the Company adopted guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate (“LIBOR”). Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the consolidated financial statements upon adoption.
Effective January 1, 2013, the Company adopted guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 16.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2013, the Company adopted guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives in Note 9.
Future Adoption of New Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance (Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the FVO that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2015, the FASB issued new guidance on short-duration insurance contracts (ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts). The amendments in this new guidance are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including information on: (i) reconciling from the claim development table to the balance sheet liability, (ii) methodologies and judgments in estimating claims, and (iii) the timing, and frequency of claims. The adoption will not have an impact on the Company’s consolidated financial statements other than expanded disclosures in Note 4.
In May 2015, the FASB issued new guidance on fair value measurement (ASU 2015‑07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share (or its equivalent) practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years and should be applied retrospectively. In August 2015, the FASB amended the guidance to defer the effective date by one year, effective for the fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
2. Segment Information
MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and EMEA. In addition, the Company reports certain of its results of operations in Corporate & Other.
On January 12, 2016, the Company announced its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). See Note 23.
Americas
The Americas consists of the following segments:
Retail
The Retail segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two U.S. businesses: Life & Other and Annuities. Life & Other insurance products and services include variable life, universal life, term life and whole life products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products. Life & Other products and services also include individual disability income products and personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. Annuities includes a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs.
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees. Group, Voluntary & Worksite Benefits insurance products and services include life, dental, group short- and long-term disability and accidental death and dismemberment (“AD&D”) coverages. In addition, the Group, Voluntary & Worksite Benefits segment offers property & casualty insurance, including private passenger automobile, homeowners and personal excess liability, which is offered to employees on a voluntary basis, long-term care, critical illness, vision and accident & health coverages, as well as prepaid legal plans.
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

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

•
Net investment income: (i) includes investment hedge adjustments which represent earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iv) excludes certain amounts related to contractholder-directed unit-linked investments and (v) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges.
The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments and amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”) and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•
Interest credited to policyholder account balances includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and excludes amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements and (iii) acquisition and integration costs.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2015, 2014 and 2013 and at December 31, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

	Operating Results
	Americas
Year Ended December 31, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$7,228	$16,358	$3,019	$2,891	$29,496	$6,937	$2,036	$79	$38,548	$(3)	$38,545
Universal life and investment-type product policy fees	4,933	740	259	1,116	7,048	1,542	424	99	9,113	394	9,507
Net investment income	7,814	1,898	5,710	1,047	16,469	2,675	326	319	19,789	(508)	19,281
Other revenues	989	451	286	42	1,768	105	61	86	2,020	(37)	1,983
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	597	597
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	38	38
Total revenues	20,964	19,447	9,274	5,096	54,781	11,259	2,847	583	69,470	481	69,951
Expenses
Policyholder benefits and claims and policyholder dividends	9,995	15,170	5,447	2,625	33,237	5,275	988	65	39,565	537	40,102
Interest credited to policyholder account balances	2,198	151	1,184	349	3,882	1,309	120	23	5,334	276	5,610
Capitalization of DAC	(1,048)	(151)	(19)	(426)	(1,644)	(1,720)	(472)	(1)	(3,837)	—	(3,837)
Amortization of DAC and VOBA	1,561	164	21	303	2,049	1,256	497	—	3,802	134	3,936
Amortization of negative VOBA	—	—	—	(1)	(1)	(309)	(16)	—	(326)	(35)	(361)
Interest expense on debt	(1)	—	3	—	2	—	—	1,198	1,200	8	1,208
Other expenses	4,855	2,703	512	1,666	9,736	3,611	1,469	990	15,806	17	15,823
Total expenses	17,560	18,037	7,148	4,516	47,261	9,422	2,586	2,275	61,544	937	62,481
Provision for income tax expense (benefit)	956	499	739	7	2,201	457	21	(353)	2,326	(178)	2,148
Operating earnings	$2,448	$911	$1,387	$573	$5,319	$1,380	$240	$(1,339)	5,600
Adjustments to:
Total revenues									481
Total expenses									(937)
Provision for income tax (expense) benefit									178
Income (loss) from continuing operations, net of income tax									$5,322		$5,322

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

At December 31, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other	Total
	(In millions)
Total assets	$347,257	$46,476	$225,015	$65,266	$113,895	$26,767	$53,257	$877,933
Separate account assets	$159,782	$638	$82,157	$46,061	$8,964	$3,996	$—	$301,598
Separate account liabilities	$159,782	$638	$82,157	$46,061	$8,964	$3,996	$—	$301,598
______________

(1)	Total assets includes $90.0 billion of assets from the Japan operations which represents 10% of total consolidated assets.

	Operating Results
	Americas
Year Ended December 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$7,280	$15,979	$2,768	$3,039	$29,066	$7,566	$2,309	$81	$39,022	$45	$39,067
Universal life and investment-type product policy fees	5,074	716	226	1,239	7,255	1,693	466	127	9,541	405	9,946
Net investment income	7,887	1,861	5,684	1,229	16,661	2,886	428	509	20,484	669	21,153
Other revenues	1,059	420	286	35	1,800	106	60	67	2,033	(3)	2,030
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(197)	(197)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	1,317	1,317
Total revenues	21,300	18,976	8,964	5,542	54,782	12,251	3,263	784	71,080	2,236	73,316
Expenses
Policyholder benefits and claims and policyholder dividends	9,851	14,897	5,106	2,786	32,640	5,724	1,053	61	39,478	1,000	40,478
Interest credited to policyholder account balances	2,245	156	1,140	394	3,935	1,544	148	34	5,661	1,282	6,943
Capitalization of DAC	(969)	(143)	(31)	(445)	(1,588)	(1,914)	(680)	—	(4,182)	(1)	(4,183)
Amortization of DAC and VOBA	1,515	149	19	334	2,017	1,397	613	—	4,027	105	4,132
Amortization of negative VOBA	—	—	—	(1)	(1)	(364)	(31)	—	(396)	(46)	(442)
Interest expense on debt	1	1	9	—	11	—	—	1,167	1,178	38	1,216
Other expenses	4,711	2,571	492	1,810	9,584	3,975	1,846	849	16,254	114	16,368
Total expenses	17,354	17,631	6,735	4,878	46,598	10,362	2,949	2,111	62,020	2,492	64,512
Provision for income tax expense (benefit)	1,130	467	771	96	2,464	582	29	(697)	2,378	87	2,465
Operating earnings	$2,816	$878	$1,458	$568	$5,720	$1,307	$285	$(630)	6,682
Adjustments to:
Total revenues									2,236
Total expenses									(2,492)
Provision for income tax (expense) benefit									(87)
Income (loss) from continuing operations, net of income tax									$6,339		$6,339

At December 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other	Total
	(In millions)
Total assets	$359,188	$46,483	$228,543	$72,259	$117,894	$29,217	$48,753	$902,337
Separate account assets	$171,726	$669	$81,150	$50,301	$9,078	$4,070	$—	$316,994
Separate account liabilities	$171,726	$669	$81,150	$50,301	$9,078	$4,070	$—	$316,994
______________

(1)	Total assets includes $95.0 billion of assets from the Japan operations which represents 11% of total consolidated assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
	Americas
Year Ended December 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,528	$15,250	$2,767	$2,870	$27,415	$7,801	$2,297	$70	$37,583	$91	$37,674
Universal life and investment-type product policy fees	4,912	688	247	991	6,838	1,722	386	139	9,085	366	9,451
Net investment income	7,796	1,833	5,506	1,145	16,280	2,943	425	746	20,394	1,838	22,232
Other revenues	1,018	418	278	23	1,737	92	97	28	1,954	(34)	1,920
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	161	161
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(3,239)	(3,239)
Total revenues	20,254	18,189	8,798	5,029	52,270	12,558	3,205	983	69,016	(817)	68,199
Expenses
Policyholder benefits and claims and policyholder dividends	9,028	14,227	5,180	2,487	30,922	5,755	1,039	30	37,746	1,620	39,366
Interest credited to policyholder account balances	2,331	155	1,233	417	4,136	1,690	147	42	6,015	2,164	8,179
Capitalization of DAC	(1,309)	(141)	(27)	(452)	(1,929)	(2,143)	(714)	—	(4,786)	—	(4,786)
Amortization of DAC and VOBA	1,384	140	23	311	1,858	1,542	683	—	4,083	(533)	3,550
Amortization of negative VOBA	—	—	—	(2)	(2)	(427)	(95)	—	(524)	(55)	(579)
Interest expense on debt	—	1	9	—	10	—	1	1,148	1,159	123	1,282
Other expenses	5,101	2,379	481	1,722	9,683	4,317	1,812	784	16,596	539	17,135
Total expenses	16,535	16,761	6,899	4,483	44,678	10,734	2,873	2,004	60,289	3,858	64,147
Provision for income tax expense (benefit)	1,107	480	667	83	2,337	565	51	(609)	2,344	(1,683)	661
Operating earnings	$2,612	$948	$1,232	$463	$5,255	$1,259	$281	$(412)	6,383
Adjustments to:
Total revenues									(817)
Total expenses									(3,858)
Provision for income tax (expense) benefit									1,683
Income (loss) from continuing operations, net of income tax									$3,391		$3,391
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Life insurance	$23,037	$23,483	$23,189
Accident & health insurance	13,090	13,336	13,214
Annuities	9,653	9,984	8,987
Property & casualty insurance	3,504	3,524	3,270
Non-insurance	751	716	385
Total	$50,035	$51,043	$49,045

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
U.S.	$35,042	$34,536	$32,529
Foreign:
Japan	6,264	6,917	7,373
Other	8,729	9,590	9,143
Total	$50,035	$51,043	$49,045
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2015, 2014 and 2013.
3. Acquisitions and Dispositions
2014 Disposition
In May 2014, the Company completed the sale of its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”), for $702 million (£418 million) in net cash consideration. As a result of the sale, a loss of $633 million ($442 million, net of income tax), was recorded for the year ended December 31, 2014, which includes a reduction to goodwill of $60 million ($51 million, net of income tax), as well as $77 million ($50 million, net of income tax) related to net investments in foreign operation hedges. The loss is reflected within net investment gains (losses) on the consolidated statements of operations and comprehensive income (loss). Compared to the expected loss at the time of the sales agreement, the actual loss on the sale was increased by net income from MAL of $77 million for the year ended December 31, 2014. MAL’s results of operations are included in continuing operations. They were historically included in the Corporate Benefit Funding segment.
2013 Acquisition
In October 2013, MetLife completed the acquisition of Administradora de Fondos de Pensiones Provida S.A. (“ProVida”), the largest private pension fund administrator in Chile based on assets under management and number of pension fund contributors. The acquisition of ProVida supports the Company's growth strategy in emerging markets and further strengthens the Company's overall position in Chile. Revenues and net income of $100 million and $42 million, respectively, resulting from the acquisition of ProVida since the acquisition date, were included in the consolidated statement of operations within the Latin America segment for the year ended December 31, 2013.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

4. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2015	2014
	(In millions)
Retail	$140,085	$136,778
Group, Voluntary & Worksite Benefits	31,245	30,328
Corporate Benefit Funding	112,208	115,440
Latin America	14,335	15,596
Asia	83,510	86,483
EMEA	19,009	20,520
Corporate & Other	8,464	8,157
Total	$408,856	$413,302
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life
Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for domestic business and 1% to 11% for international business and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends for domestic business.

Nonparticipating life
Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 11% for domestic business and less than 1% to 13% for international business.

Individual and group traditional fixed annuities after annuitization
Present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 2% to 11% for domestic business and less than 1% to 12% for international business.

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

Property & casualty insurance
The amount estimated for claims that have been reported but not settled and claims incurred but not reported are based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

Participating business represented 4% and 5% of the Company’s life insurance in-force at December 31, 2015 and 2014, respectively. Participating policies represented 19%, 18% and 19% of gross traditional life insurance premiums for the years ended December 31, 2015, 2014 and 2013, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments and investment performance; (ii) credited interest, ranging from less than 1% to 13% for domestic business and 0% to 15% for international business, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Guarantees
The Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. GMABs and the portions of both non-life-contingent GMWBs and GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 9. Guarantees accounted for as insurance liabilities include:

Guarantee:			Measurement Assumptions:
GMDBs	•	A return of purchase payment upon death even if the account value is reduced to zero.	•
Present value of expected death benefits in excess of the projected account balance recognizing the excess ratably over the accumulation period based on the present value of total expected assessments.

	•	An enhanced death benefit may be available for an additional fee.	•	Assumptions are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.
			•	Investment performance and volatility assumptions are consistent with the historical experience of the appropriate underlying equity index, such as the S&P 500 Index.
			•	Benefit assumptions are based on the average benefits payable over a range of scenarios.
GMIBs	•
After a specified period of time determined at the time of issuance of the variable annuity contract, a minimum accumulation of purchase payments, even if the account value is reduced to zero, that can be annuitized to receive a monthly income stream that is not less than a specified amount.
•
Present value of expected income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on present value of total expected assessments.

	•	Certain contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.	•	Assumptions are consistent with those used for estimating GMDB liabilities.
			•	Calculation incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.
GMWBs	•	A return of purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that cumulative withdrawals in a contract year do not exceed a certain limit.	•	Expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDB liabilities.
	•	Certain contracts include guaranteed withdrawals that are life contingent.
The Company also issues other annuity contracts that apply a lower rate on funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize. These guarantees include benefits that are payable in the event of death, maturity or at annuitization. Certain other annuity contracts contain guaranteed annuitization benefits that may be above what would be provided by the current account value of the contract. Additionally, the Company issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct and Assumed
Balance at January 1, 2013	$567	$1,635	$4,785	$246	$7,233
Incurred guaranteed benefits (1)	200	229	(64)	20	385
Paid guaranteed benefits	(82)	(13)	(23)	—	(118)
Balance at December 31, 2013	685	1,851	4,698	266	7,500
Incurred guaranteed benefits (1)	310	262	411	22	1,005
Paid guaranteed benefits	(59)	—	(17)	—	(76)
Balance at December 31, 2014	936	2,113	5,092	288	8,429
Incurred guaranteed benefits (1)	319	417	452	18	1,206
Paid guaranteed benefits	(48)	(1)	(28)	—	(77)
Balance at December 31, 2015	$1,207	$2,529	$5,516	$306	$9,558
Ceded
Balance at January 1, 2013	$56	$9	$753	$173	$991
Incurred guaranteed benefits	(5)	—	175	14	184
Paid guaranteed benefits	(10)	(2)	—	—	(12)
Balance at December 31, 2013	41	7	928	187	1,163
Incurred guaranteed benefits	9	—	134	15	158
Paid guaranteed benefits	(12)	—	—	—	(12)
Balance at December 31, 2014	38	7	1,062	202	1,309
Incurred guaranteed benefits	32	—	195	13	240
Paid guaranteed benefits	(36)	—	—	—	(36)
Balance at December 31, 2015	$34	$7	$1,257	$215	$1,513
Net
Balance at January 1, 2013	$511	$1,626	$4,032	$73	$6,242
Incurred guaranteed benefits	205	229	(239)	6	201
Paid guaranteed benefits	(72)	(11)	(23)	—	(106)
Balance at December 31, 2013	644	1,844	3,770	79	6,337
Incurred guaranteed benefits	301	262	277	7	847
Paid guaranteed benefits	(47)	—	(17)	—	(64)
Balance at December 31, 2014	898	2,106	4,030	86	7,120
Incurred guaranteed benefits	287	417	257	5	966
Paid guaranteed benefits	(12)	(1)	(28)	—	(41)
Balance at December 31, 2015	$1,173	$2,522	$4,259	$91	$8,045
______________

(1)	Secondary guarantees include the effects of foreign currency translation of ($80) million, ($343) million and ($597) million at December 31, 2015, 2014 and 2013, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2015				2014
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total account value (2), (3)	$181,413		$91,240		$196,595		$99,000
Separate account value	$151,901		$87,841		$163,566		$95,963
Net amount at risk (2)	$10,339	(4)	$2,762	(5)	$4,230	(4)	$1,770	(5)
Average attained age of contractholders	66 years		66 years		65 years		65 years
Other Annuity Guarantees
Total account value (3)	N/A		$1,560		N/A		$1,040
Net amount at risk	N/A		$422	(6)	N/A		$340	(6)
Average attained age of contractholders	N/A		51 years		N/A		50 years

	December 31,
	2015		2014
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Total account value (3)	$17,211	$3,461	$16,875	$3,587
Net amount at risk (7)	$175,958	$19,047	$180,069	$20,344
Average attained age of policyholders	57 years	62 years	56 years	61 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

(4)
Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

(5)
Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contractholders have achieved.

(6)
Defined as either the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date or the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. These amounts represent the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

(7)
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2015	2014
	(In millions)
Fund Groupings:
Balanced	$79,473	$87,667
Equity	69,973	71,742
Bond	11,783	11,416
Money Market	1,233	1,024
Total	$162,462	$171,849
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2015, 2014 and 2013, the Company issued $48.1 billion, $48.9 billion and $37.7 billion, respectively, and repaid $49.9 billion, $45.6 billion and $36.8 billion, respectively, of such funding agreements. At December 31, 2015 and 2014, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $31.6 billion and $33.9 billion, respectively.
Certain of the Company’s subsidiaries are members of regional banks in the Federal Home Loan Bank (“FHLB”) system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2015	2014
	(In millions)
FHLB of NY	$666	$661
FHLB of Des Moines	$44	$66
FHLB of Boston	$36	$55
FHLB of Pittsburgh	$96	$35

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Such subsidiaries have also entered into funding agreements with FHLBanks and the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2015	2014	2015		2014
	(In millions)
FHLB of NY (1)	$12,570	$12,570	$14,085	(2)	$15,255	(2)
Farmer Mac (3)	$2,550	$2,750	$2,643		$3,162
FHLB of Des Moines (1)	$845	$1,405	$999	(2)	$1,688	(2)
FHLB of Boston (1)	$250	$575	$311	(2)	$666	(2)
FHLB of Pittsburgh (1)	$1,820	$435	$2,112	(2)	$1,367	(2)
______________

(1)
Represents funding agreements issued to the applicable FHLBank in exchange for cash and for which such FHLBank has been granted a lien on certain assets, some of which are in the custody of such FHLBank, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under advances evidenced by funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of such FHLBank as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, such FHLBank’s recovery on the collateral is limited to the amount of the Company’s liability to such FHLBank.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Information regarding the liabilities for unpaid claims and claim expenses relating to property & casualty, group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy-related balances, was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$11,036	$10,630	$10,436
Less: Reinsurance recoverables	1,876	1,661	1,581
Net balance at January 1,	9,160	8,969	8,855
Incurred related to:
Current year	9,639	9,358	8,660
Prior years (1)	(78)	(70)	(86)
Total incurred	9,561	9,288	8,574
Paid related to:
Current year	(6,788)	(6,714)	(6,083)
Prior years	(2,587)	(2,383)	(2,377)
Total paid	(9,375)	(9,097)	(8,460)
Net balance at December 31,	9,346	9,160	8,969
Add: Reinsurance recoverables	2,042	1,876	1,661
Balance at December 31,	$11,388	$11,036	$10,630
______________

(1)
During 2015, 2014 and 2013, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased due to a reduction in prior year automobile bodily injury and homeowners’ severity. In addition, 2013 included improved loss ratios for non-medical health claim liabilities.

Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $244.6 billion and $261.3 billion at December 31, 2015 and 2014, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $57.0 billion and $55.7 billion at December 31, 2015 and 2014, respectively. The latter category consisted primarily of guaranteed interest contracts. The average interest rate credited on these contracts was 2.37% and 2.25% at December 31, 2015 and 2014, respectively.
For the years ended December 31, 2015, 2014 and 2013, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Nonparticipating and Non-Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts (term insurance, nonparticipating whole life insurance, traditional group life insurance, non-medical health insurance, and accident & health insurance) over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.
Participating, Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. For participating contracts within the closed block (dividend-paying traditional contracts) future gross margins are also dependent upon changes in the policyholder dividend obligation. See Note 7. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales, are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.
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
Credit Insurance, Property & Casualty Insurance and Other Short-Duration Contracts
The Company amortizes DAC for these contracts, which is primarily composed of commissions and certain underwriting expenses, in proportion to actual and future earned premium over the applicable contract term.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

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
Amortization of DAC and VOBA is attributed to net investment gains (losses) and net derivative gains (losses), and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
DAC
Balance at January 1,	$18,984	$19,774	$17,150
Capitalizations	3,837	4,183	4,786
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	11	(39)	192
Other expenses	(3,354)	(3,372)	(2,812)
Total amortization	(3,343)	(3,411)	(2,620)
Unrealized investment gains (losses)	539	(676)	924
Effect of foreign currency translation and other	(552)	(886)	(466)
Balance at December 31,	19,465	18,984	19,774
VOBA
Balance at January 1,	5,458	6,932	7,611
Acquisitions (1)	—	—	947
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(20)	(1)	3
Other expenses	(573)	(720)	(933)
Total amortization	(593)	(721)	(930)
Unrealized investment gains (losses)	99	(26)	358
Effect of foreign currency translation and other	(299)	(727)	(1,054)
Balance at December 31,	4,665	5,458	6,932
Total DAC and VOBA
Balance at December 31,	$24,130	$24,442	$26,706
______________

(1)	See Note 3 for a description of acquisitions.
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2015	2014
	(In millions)
Retail	$11,850	$11,963
Group, Voluntary & Worksite Benefits	365	377
Corporate Benefit Funding	111	111
Latin America	1,880	2,063
Asia	8,374	8,217
EMEA	1,532	1,709
Corporate & Other	18	2
Total	$24,130	$24,442

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
DSI
Balance at January 1,	$810	$950	$930
Capitalization	31	56	58
Amortization	(106)	(130)	(36)
Unrealized investment gains (losses)	39	(64)	—
Effect of foreign currency translation	—	(2)	(2)
Balance at December 31,	$774	$810	$950
VODA and VOCRA
Balance at January 1,	$847	$975	$1,108
Amortization	(75)	(82)	(84)
Effect of foreign currency translation	(53)	(46)	(49)
Balance at December 31,	$719	$847	$975
Accumulated amortization	$575	$500	$418
Negative VOBA
Balance at January 1,	$1,596	$2,162	$2,916
Amortization	(361)	(442)	(579)
Effect of foreign currency translation and other	(42)	(124)	(175)
Balance at December 31,	$1,193	$1,596	$2,162
Accumulated amortization	$2,765	$2,404	$1,962
The estimated future amortization expense (credit) to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2016	$506	$65	$(249)
2017	$429	$62	$(139)
2018	$382	$58	$(58)
2019	$341	$53	$(38)
2020	$299	$49	$(38)
6. Reinsurance
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Americas — Excluding Latin America
For its Retail Life & Other insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
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
For certain policies within the Group, Voluntary & Worksite Benefits segment, the Company generally retains most of the risk and only cedes particular risks on certain client arrangements. The majority of the Company’s reinsurance activity within this segment relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling.
The Company, through its property & casualty business within the Retail and Group, Voluntary & Worksite Benefits segments, purchases reinsurance to manage its exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. The Company cedes to reinsurers losses and premiums based upon the exposure of the policies subject to reinsurance. To manage exposure to large property & casualty losses, the Company purchases property catastrophe, casualty and property per risk excess of loss reinsurance protection.
The Company’s Corporate Benefit Funding segment has periodically engaged in reinsurance activities, on an opportunistic basis. The impact of these activities on the financial results of this segment has not been significant and there were no additional transactions during the periods presented.
Latin America, Asia and EMEA
For certain life insurance products, the Company currently reinsures risks in excess of $5 million to external reinsurers on a yearly renewable term basis. The Company may also reinsure certain risks with external reinsurers depending upon the nature of the risk and local regulatory requirements. For selected large corporate clients, the Company reinsures group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, the Company cedes and assumes risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain countries. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk. The Company also has reinsurance agreements in force that reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Under these agreements, the Company pays reinsurance fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
Corporate & Other
The Company also reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by MetLife Insurance Company USA (“MetLife USA”).
Corporate & Other also has a reinsurance agreement, whereby it assumes the living and death benefit guarantees issued in connection with certain variable annuity products. Under this agreement, the Company receives reinsurance fees associated with the guarantees collected from policyholders, and provides reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2015 and 2014, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $6.1 billion and $5.9 billion of unsecured reinsurance recoverable balances at December 31, 2015 and 2014, respectively.
At December 31, 2015, the Company had $15.3 billion of net ceded reinsurance recoverables. Of this total, $10.8 billion, or 71%, were with the Company’s five largest ceded reinsurers, including $2.3 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2014, the Company had $14.9 billion of net ceded reinsurance recoverables. Of this total, $10.8 billion, or 73%, were with the Company’s five largest ceded reinsurers, including $2.6 billion of net ceded reinsurance recoverables which were unsecured.
The Company has reinsured with an unaffiliated third-party reinsurer, 59.25% of the closed block through a modified coinsurance agreement. The Company accounts for this agreement under the deposit method of accounting. The Company, having the right of offset, has offset the modified coinsurance deposit with the deposit recoverable.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Premiums
Direct premiums	$39,516	$40,049	$38,476
Reinsurance assumed	1,454	1,472	1,472
Reinsurance ceded	(2,425)	(2,454)	(2,274)
Net premiums	$38,545	$39,067	$37,674
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$10,424	$10,768	$10,197
Reinsurance assumed	105	126	139
Reinsurance ceded	(1,022)	(948)	(885)
Net universal life and investment-type product policy fees	$9,507	$9,946	$9,451
Policyholder benefits and claims
Direct policyholder benefits and claims	$41,233	$41,573	$40,211
Reinsurance assumed	1,023	962	1,047
Reinsurance ceded	(3,542)	(3,433)	(3,151)
Net policyholder benefits and claims	$38,714	$39,102	$38,107
Other expenses
Direct other expenses	$16,968	$17,334	$16,712
Reinsurance assumed	130	165	147
Reinsurance ceded	(329)	(408)	(257)
Net other expenses	$16,769	$17,091	$16,602
The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2015				2014
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$6,044	$555	$16,103	$22,702	$6,111	$491	$15,642	$22,244
Deferred policy acquisition costs and value of business acquired	24,490	120	(480)	24,130	24,807	112	(477)	24,442
Total assets	$30,534	$675	$15,623	$46,832	$30,918	$603	$15,165	$46,686
Liabilities
Future policy benefits	$189,817	$2,062	$—	$191,879	$187,562	$2,024	$—	$189,586
Policyholder account balances	201,748	975	(1)	202,722	208,307	989	(2)	209,294
Other policy-related balances	13,939	310	6	14,255	14,131	285	6	14,422
Other liabilities	19,800	472	3,289	23,561	20,752	481	3,204	24,437
Total liabilities	$425,304	$3,819	$3,294	$432,417	$430,752	$3,779	$3,208	$437,739

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $2.3 billion at both December 31, 2015 and 2014. The deposit liabilities on reinsurance were $33 million and $35 million at December 31, 2015 and 2014, respectively.
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
The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the Demutualization Date. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the Demutualization Date (adjusted to eliminate the impact of related amounts in AOCI) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block are greater than the expected cumulative earnings of the closed block, the Company will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block are less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2015	2014
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,278	$41,667
Other policy-related balances	249	265
Policyholder dividends payable	468	461
Policyholder dividend obligation	1,783	3,155
Current income tax payable	—	1
Other liabilities	380	646
Total closed block liabilities	44,158	46,195
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,556	29,199
Equity securities available-for-sale, at estimated fair value	111	91
Mortgage loans	6,022	6,076
Policy loans	4,642	4,646
Real estate and real estate joint ventures	462	666
Other invested assets	1,066	1,065
Total investments	39,859	41,743
Cash and cash equivalents	236	227
Accrued investment income	474	477
Premiums, reinsurance and other receivables	56	67
Current income tax recoverable	11	—
Deferred income tax assets	234	289
Total assets designated to the closed block	40,870	42,803
Excess of closed block liabilities over assets designated to the closed block	3,288	3,392
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,382	2,291
Unrealized gains (losses) on derivatives, net of income tax	76	28
Allocated to policyholder dividend obligation, net of income tax	(1,159)	(2,051)
Total amounts included in AOCI	299	268
Maximum future earnings to be recognized from closed block assets and liabilities	$3,587	$3,660
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$3,155	$1,771	$3,828
Change in unrealized investment and derivative gains (losses)	(1,372)	1,384	(2,057)
Balance at December 31,	$1,783	$3,155	$1,771

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Revenues
Premiums	$1,850	$1,918	$1,987
Net investment income	1,982	2,093	2,130
Net investment gains (losses)	(23)	7	25
Net derivative gains (losses)	27	20	(6)
Total revenues	3,836	4,038	4,136
Expenses
Policyholder benefits and claims	2,564	2,598	2,702
Policyholder dividends	1,015	988	979
Other expenses	143	155	165
Total expenses	3,722	3,741	3,846
Revenues, net of expenses before provision for income tax expense (benefit)	114	297	290
Provision for income tax expense (benefit)	41	104	101
Revenues, net of expenses and provision for income tax expense (benefit)	$73	$193	$189
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
Fixed Maturity and Equity Securities AFS
Fixed Maturity and Equity Securities AFS by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including RMBS, ABS and commercial mortgage-backed securities (“CMBS”).

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

	December 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
					(In millions)
Fixed maturity securities
U.S. corporate	$96,466	$6,583	$2,255	$—	$100,794	$96,235	$10,343	$624	$—	$105,954
U.S. Treasury and agency	56,499	5,373	226	—	61,646	54,654	6,892	30	—	61,516
Foreign corporate	56,003	3,019	1,822	2	57,198	57,695	4,651	664	7	61,675
Foreign government	45,451	5,269	221	—	50,499	47,327	5,500	161	—	52,666
RMBS	37,914	1,366	424	59	38,797	38,064	2,102	214	106	39,846
State and political subdivision	13,723	1,795	67	10	15,441	12,922	2,291	26	—	15,187
ABS	14,498	131	229	6	14,394	14,121	240	112	—	14,249
CMBS (1)	12,410	347	125	(1)	12,633	13,762	615	46	(1)	14,332
Total fixed maturity securities	$332,964	$23,883	$5,369	$76	$351,402	$334,780	$32,634	$1,877	$112	$365,425
Equity securities
Common stock	$1,962	$397	$107	$—	$2,252	$1,990	$554	$28	$—	$2,516
Non-redeemable preferred stock	1,035	85	51	—	1,069	1,086	68	39	—	1,115
Total equity securities	$2,997	$482	$158	$—	$3,321	$3,076	$622	$67	$—	$3,631
______________

(1)
The noncredit loss component of OTTI losses for CMBS was in an unrealized gain position of $1 million at both December 31, 2015 and 2014, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $54 million and $64 million with unrealized gains (losses) of $12 million and $28 million at December 31, 2015 and 2014, respectively.
Methodology for Amortization of Premium and Accretion of Discount on Structured Securities
Amortization of premium and accretion of discount on structured securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and ABS are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and ABS and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and ABS, the effective yield is recalculated on a retrospective basis.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$13,109	$74,554	$71,590	$108,889	$64,822	$332,964
Estimated fair value	$13,130	$77,398	$74,364	$120,686	$65,824	$351,402
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured securities (RMBS, ABS and CMBS) are shown separately, as they are not due at a single maturity.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position.

	December 31, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$27,526	$1,629	$3,762	$626	$11,389	$331	$4,658	$293
U.S. Treasury and agency	19,628	222	298	4	8,927	12	1,314	18
Foreign corporate	14,447	911	5,251	913	9,410	505	2,074	166
Foreign government	3,530	166	429	55	1,085	80	630	81
RMBS	13,467	287	2,431	196	4,180	92	2,534	228
State and political subdivision	1,618	55	168	22	83	1	297	25
ABS	7,329	124	2,823	111	4,456	57	1,440	55
CMBS	4,876	81	637	43	1,268	23	934	22
Total fixed maturity securities	$92,421	$3,475	$15,799	$1,970	$40,798	$1,101	$13,881	$888
Equity securities
Common stock	$203	$105	$20	$2	$111	$28	$1	$—
Non-redeemable preferred stock	79	2	200	49	67	2	192	37
Total equity securities	$282	$107	$220	$51	$178	$30	$193	$37
Total number of securities in an unrealized loss position	6,366		1,489		3,153		1,435
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated fixed maturity securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

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

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the estimated fair value is considered the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described above, as well as any private and public sector programs to restructure such securities.

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2015. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $3.4 billion during the year ended December 31, 2015 to $5.4 billion. The increase in gross unrealized losses for the year ended December 31, 2015, was primarily attributable to widening credit spreads, an increase in interest rates and, to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

At December 31, 2015, $364 million of the total $5.4 billion of gross unrealized losses were from 69 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $364 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $242 million, or 66%, were related to gross unrealized losses on 36 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $364 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $122 million, or 34%, were related to gross unrealized losses on 33 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily utility and industrial securities) and non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector and valuations of residential real estate supporting non-agency RMBS. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities increased $91 million during the year ended December 31, 2015 to $158 million. Of the $158 million, $36 million were from 12 securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $36 million, 64% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock securities.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2015		2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans
Commercial	$44,012	65.6%	$41,088	68.3%
Agricultural	13,188	19.6	12,378	20.6
Residential	9,734	14.5	6,369	10.6
Subtotal (1)	66,934	99.7	59,835	99.5
Valuation allowances	(318)	(0.5)	(305)	(0.5)
Subtotal mortgage loans, net	66,616	99.2	59,530	99.0
Residential — FVO	314	0.5	308	0.5
Commercial mortgage loans held by CSEs — FVO	172	0.3	280	0.5
Total mortgage loans, net	$67,102	100.0%	$60,118	100.0%
______________

(1)	Purchases of mortgage loans were $4.2 billion and $4.7 billion for the years ended December 31, 2015 and 2014, respectively.
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential — FVO and commercial mortgage loans held by CSEs — FVO is presented in Note 10. The Company elects the FVO for certain mortgage loans and related long-term debt that are managed on a total return basis.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at and for the years ended:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2015
Commercial	$—	$—	$—	$57	$57	$43,955	$217	$57	$127
Agricultural	49	47	3	22	21	13,120	39	65	63
Residential	—	—	—	141	131	9,603	59	131	84
Total	$49	$47	$3	$220	$209	$66,678	$315	$253	$274
December 31, 2014
Commercial	$75	$75	$24	$101	$100	$40,913	$200	$151	$359
Agricultural	51	48	2	14	13	12,317	37	59	80
Residential	—	—	—	40	37	6,332	42	37	19
Total	$126	$123	$26	$155	$150	$59,562	$279	$247	$458
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $526 million, $153 million and $14 million, respectively, for the year ended December 31, 2013.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2013	$293	$52	$2	$347
Provision (release)	(35)	4	18	(13)
Charge-offs, net of recoveries	—	(12)	—	(12)
Balance at December 31, 2013	258	44	20	322
Provision (release)	(11)	(4)	27	12
Charge-offs, net of recoveries	(23)	(1)	(5)	(29)
Balance at December 31, 2014	224	39	42	305
Provision (release)	12	3	33	48
Charge-offs, net of recoveries	(19)	—	(16)	(35)
Balance at December 31, 2015	$217	$42	$59	$318

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

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
Commercial and Agricultural Mortgage Loan Portfolio Segments
The Company typically uses several years of historical experience in establishing non-specific valuation allowances which captures multiple economic cycles. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. On a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for commercial and agricultural mortgage loans.
All commercial mortgage loans are reviewed on an ongoing basis which may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. All agricultural mortgage loans are monitored on an ongoing basis. The monitoring process for agricultural mortgage loans is generally similar to the commercial mortgage loan monitoring process, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are established using the methodology described above. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.
For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial mortgage loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and the values utilized in calculating the ratio are updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of the Company’s ongoing review of its commercial mortgage loan portfolio.
For agricultural mortgage loans, the Company’s primary credit quality indicator is the loan-to-value ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural mortgage loan portfolio and are routinely updated.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of closed end, amortizing residential mortgage loans. For evaluations of residential mortgage loans, the key inputs of expected frequency and expected loss reflect current market conditions, with expected frequency adjusted, when appropriate, for differences from market conditions and the Company’s historical experience. In contrast to the commercial and agricultural mortgage loan portfolios, residential mortgage loans are smaller-balance homogeneous loans that are collectively evaluated for impairment. Non-specific valuation allowances are established using the evaluation framework described above for pools of loans with similar risk characteristics from inputs that are unique to the residential segment of the loan portfolio. Loan specific valuation allowances are only established on residential mortgage loans when they have been restructured and are established using the methodology described above for all loan portfolio segments.
For residential mortgage loans, the Company’s primary credit quality indicator is whether the loan is performing or nonperforming. The Company generally defines nonperforming residential mortgage loans as those that are 60 or more days past due and/or in non-accrual status which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss.
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
December 31, 2015
Loan-to-value ratios
Less than 65%	$38,163	$1,063	$544	$39,770	90.4%	$40,921	90.7%
65% to 75%	3,270	138	76	3,484	7.9	3,451	7.7
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	381	140	237	758	1.7	732	1.6
Total	$41,814	$1,341	$857	$44,012	100.0%	$45,104	100.0%
December 31, 2014
Loan-to-value ratios
Less than 65%	$33,933	$1,105	$1,101	$36,139	88.0%	$38,166	88.4%
65% to 75%	3,306	405	87	3,798	9.2	3,873	9.0
76% to 80%	130	—	15	145	0.4	153	0.3
Greater than 80%	562	281	163	1,006	2.4	987	2.3
Total	$37,931	$1,791	$1,366	$41,088	100.0%	$43,179	100.0%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2015		2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$12,399	94.0%	$11,743	94.9%
65% to 75%	710	5.4	533	4.3
76% to 80%	21	0.2	17	0.1
Greater than 80%	58	0.4	85	0.7
Total	$13,188	100.0%	$12,378	100.0%
The estimated fair value of agricultural mortgage loans was $13.5 billion and $12.8 billion at December 31, 2015 and 2014, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2015		2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$9,408	96.7%	$6,196	97.3%
Nonperforming	326	3.3	173	2.7
Total	$9,734	100.0%	$6,369	100.0%
The estimated fair value of residential mortgage loans was $9.9 billion and $6.6 billion at December 31, 2015 and 2014, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2015 and 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In millions)
Commercial	$2	$10	$—	$75
Agricultural	103	1	46	41
Residential	326	173	318	163
Total	$431	$184	$364	$279

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During the years ended December 31, 2015 and 2014, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, and leveraged and direct financing leases.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $1.6 billion at both December 31, 2015 and 2014. Losses from tax credit partnerships included within net investment income were $164 million, $149 million, and $139 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Leveraged and Direct Financing Leases
Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2015		2014
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Rental receivables, net	$1,329	$1,508	$1,414	$1,750
Estimated residual values	1,076	80	1,148	145
Subtotal	2,405	1,588	2,562	1,895
Unearned income	(693)	(512)	(777)	(776)
Investment in leases, net of non-recourse debt	$1,712	$1,076	$1,785	$1,119
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 30 years, while the payment periods for direct financing leases range from one to 30 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2015 and 2014, all leveraged lease receivables were performing and over 99% of direct financing rental receivables were performing.
The deferred income tax liability related to leveraged leases was $1.5 billion at both December 31, 2015 and 2014.
The components of income from investments in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2015		2014		2013
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Income from investment in leases	$62	$82	$66	$72	$82	$75
Less: Income tax expense on leases	22	29	23	25	29	26
Investment income after income tax	$40	$53	$43	$47	$53	$49

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $7.5 billion and $4.5 billion at December 31, 2015 and 2014, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, DSI, future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Fixed maturity securities	$18,164	$30,367	$16,672
Fixed maturity securities with noncredit OTTI losses in AOCI	(76)	(112)	(218)
Total fixed maturity securities	18,088	30,255	16,454
Equity securities	422	608	390
Derivatives	2,350	1,761	375
Other	287	149	(73)
Subtotal	21,147	32,773	17,146
Amounts allocated from:
Future policy benefits	(163)	(2,886)	(898)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	(4)	6
DAC, VOBA and DSI	(1,273)	(1,946)	(1,190)
Policyholder dividend obligation	(1,783)	(3,155)	(1,771)
Subtotal	(3,219)	(7,991)	(3,853)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	27	42	73
Deferred income tax benefit (expense)	(6,151)	(8,556)	(4,956)
Net unrealized investment gains (losses)	11,804	16,268	8,410
Net unrealized investment gains (losses) attributable to noncontrolling interests	(31)	(33)	4
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$11,773	$16,235	$8,414
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2015	2014
	(In millions)
Balance at January 1,	$(112)	$(218)
Noncredit OTTI losses and subsequent changes recognized	6	17
Securities sold with previous noncredit OTTI loss	125	53
Subsequent changes in estimated fair value	(95)	36
Balance at December 31,	$(76)	$(112)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$16,235	$8,414	$14,419
Fixed maturity securities on which noncredit OTTI losses have been recognized	36	106	143
Unrealized investment gains (losses) during the year	(11,662)	15,521	(17,618)
Unrealized investment gains (losses) relating to:
Future policy benefits	2,723	(1,988)	5,151
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	4	(10)	(13)
DAC, VOBA and DSI	673	(756)	1,295
Policyholder dividend obligation	1,372	(1,384)	2,057
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(15)	(31)	(46)
Deferred income tax benefit (expense)	2,405	(3,600)	3,017
Net unrealized investment gains (losses)	11,771	16,272	8,405
Net unrealized investment gains (losses) attributable to noncontrolling interests	2	(37)	9
Balance at December 31,	$11,773	$16,235	$8,414
Change in net unrealized investment gains (losses)	$(4,464)	$7,858	$(6,014)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	2	(37)	9
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$(4,462)	$7,821	$(6,005)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $20.9 billion and $20.3 billion at December 31, 2015 and 2014, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $25.4 billion and $25.5 billion at December 31, 2015 and 2014, respectively.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2015	2014
	(In millions)
Securities on loan: (1)
Amortized cost	$27,223	$26,989
Estimated fair value	$29,646	$30,269
Cash collateral on deposit from counterparties (2)	$30,197	$30,826
Security collateral on deposit from counterparties (3)	$50	$83
Reinvestment portfolio — estimated fair value	$30,258	$31,314
______________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$10,116	$11,157	$5,986	$27,259	90.3%
Agency RMBS	—	951	600	1,551	5.1
Foreign government	2	510	486	998	3.3
U.S. corporate	9	380	—	389	1.3
Foreign corporate	—	—	—	—	—
Total	$10,127	$12,998	$7,072	$30,197	100.0%

	December 31, 2014
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$10,371	$10,423	$5,239	$26,033	84.5%
Agency RMBS	—	482	2,572	3,054	9.9
Foreign government	30	1,034	81	1,145	3.7
U.S. corporate	125	182	—	307	1.0
Foreign corporate	175	112	—	287	0.9
Total	$10,701	$12,233	$7,892	$30,826	100.0%
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2015 was $9.9 billion, over 99% of which were U.S. Treasury and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. Treasury and agency, agency RMBS, ABS, U.S. corporate securities, non-agency RMBS and foreign corporate securities) with 60% invested in U.S. Treasury and agency securities, agency RMBS, cash equivalents, short-term investments or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	December 31,
	2015	2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$9,089	$9,437
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	10,443	10,069
Invested assets pledged as collateral (1)	23,145	25,996
Total invested assets on deposit, held in trust and pledged as collateral	$42,677	$45,502
______________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12), collateral financing arrangements (see Note 13) and derivative transactions (see Note 9).

See “— Securities Lending” for information regarding securities on loan and Note 7 for information regarding investments designated to the closed block.
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
The Company’s PCI investments, by invested asset class, were as follows at:

	December 31,
	2015	2014	2015	2014
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Outstanding principal and interest balance (1)	$6,410	$5,287	$148	$239
Carrying value (2)	$4,883	$4,170	$129	$132
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest for fixed maturity securities and amortized cost, plus accrued interest, less any valuation allowances, for mortgage loans.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The following table presents information about PCI investments acquired during the periods indicated:

	Years Ended December 31,
	2015	2014	2015	2014
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Contractually required payments (including interest)	$2,220	$947	$—	$—
Cash flows expected to be collected (1)	$1,951	$745	$—	$—
Fair value of investments acquired	$1,439	$503	$—	$—
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.
The following table presents activity for the accretable yield on PCI investments:

	Years Ended December 31,
	2015	2014	2015	2014
	Fixed Maturity Securities		Mortgage Loans
	(In millions)
Accretable yield, January 1,	$2,143	$2,746	$48	$74
Investments purchased	512	242	—	—
Accretion recognized in earnings	(325)	(244)	(56)	(22)
Disposals	(56)	(60)	—	—
Reclassification (to) from nonaccretable difference	(74)	(541)	29	(4)
Accretable yield, December 31,	$2,200	$2,143	$21	$48
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $14.6 billion at December 31, 2015. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $5.2 billion at December 31, 2015. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for only one of the three most recent annual periods: 2013. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2015, 2014 and 2013. Aggregate total assets of these entities totaled $447.5 billion and $385.7 billion at December 31, 2015 and 2014, respectively. Aggregate total liabilities of these entities totaled $72.0 billion and $39.5 billion at December 31, 2015 and 2014, respectively. Aggregate net income (loss) of these entities totaled $25.8 billion, $34.9 billion and $26.3 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2015 and 2014.

	December 31,
	2015		2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,374	$—	$3,471	$—
Operating joint venture (2)	2,465	2,079	2,405	1,999
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	186	62	297	155
Other investments (4)	76	—	150	15
Total	$6,101	$2,141	$6,323	$2,169
______________

(1)	See Note 13 for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement.

(2)
Assets of the operating joint venture are primarily fixed maturity securities and separate account assets. Liabilities of the operating joint venture are primarily future policy benefits, other policyholder funds and separate account liabilities.

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $105 million and $123 million at estimated fair value at December 31, 2015 and 2014, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $8 million, $38 million and $122 million for the years ended December 31, 2015, 2014 and 2013 respectively.

(4)	Other investments is comprised of other invested assets, other limited partnerships interests, FVO and trading securities, and real estate joint ventures.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2015		2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$65,824	$65,824	$68,427	$68,427
U.S. and foreign corporate	3,261	3,261	3,829	3,829
Other limited partnership interests	5,186	7,074	6,250	8,402
Other invested assets	1,604	2,161	1,720	2,050
FVO and trading securities	586	586	565	565
Real estate joint ventures	65	82	100	125
Other investments (3)	71	71	92	92
Total	$76,597	$79,059	$80,983	$83,490
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $179 million and $212 million at December 31, 2015 and 2014, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of mortgage loans and non-redeemable preferred stock.
As described in Note 21, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2015, 2014 and 2013.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$14,235	$14,868	$15,071
Equity securities	144	133	127
FVO and trading securities — Actively traded and FVO general account securities (1)	21	103	65
Mortgage loans	3,136	2,928	3,020
Policy loans	603	629	620
Real estate and real estate joint ventures	981	951	909
Other limited partnership interests	669	1,033	955
Cash, cash equivalents and short-term investments	148	168	181
Operating joint ventures	25	10	10
Other	248	192	165
Subtotal	20,210	21,015	21,123
Less: Investment expenses	1,209	1,178	1,198
Subtotal, net	19,001	19,837	19,925
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	264	1,266	2,172
FVO CSEs — interest income:
Commercial mortgage loans	16	49	132
Securities	—	1	3
Subtotal	280	1,316	2,307
Net investment income	$19,281	$21,153	$22,232
______________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Actively traded and FVO general account securities	$(23)	$(3)	$18
FVO contractholder-directed unit-linked investments	$(433)	$645	$1,579
See “— Variable Interest Entities” for discussion of CSEs.
FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts; securities held by CSEs; and trading securities, as further described in Note 1.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(28)	$(7)	$(11)
Utility	(21)	—	(48)
Industrial	(5)	—	—
Transportation	—	(2)	(3)
Finance	—	—	(10)
Communications	—	—	(2)
Total U.S. and foreign corporate securities	(54)	(9)	(74)
RMBS	(30)	(31)	(80)
CMBS	—	(13)	(12)
ABS	—	(7)	—
State and political subdivision	(6)	—	—
OTTI losses on fixed maturity securities recognized in earnings	(90)	(60)	(166)
Fixed maturity securities — net gains (losses) on sales and disposals	204	598	561
Total gains (losses) on fixed maturity securities	114	538	395
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(39)	(13)	(6)
Non-redeemable preferred stock	(1)	(23)	(20)
OTTI losses on equity securities recognized in earnings	(40)	(36)	(26)
Equity securities — net gains (losses) on sales and disposals	61	101	31
Total gains (losses) on equity securities	21	65	5
FVO and trading securities — FVO general account securities	—	9	15
Mortgage loans	(105)	(36)	22
Real estate and real estate joint ventures	531	222	(19)
Other limited partnership interests	(67)	(78)	(48)
Other	(6)	(110)	22
Subtotal	488	610	392
FVO CSEs:
Commercial mortgage loans	(7)	(13)	(52)
Securities	—	—	2
Long-term debt — related to commercial mortgage loans	4	19	85
Long-term debt — related to securities	—	(1)	(2)
Non-investment portfolio gains (losses) (1)	112	(812)	(264)
Subtotal	109	(807)	(231)
Total net investment gains (losses)	$597	$(197)	$161
______________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(1)	Non-investment portfolio gains (losses) for the year ended December 31, 2014 includes a loss of $633 million related to the disposition of MAL as more fully described in Note 3.
See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $46 million, ($183) million and $171 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below.

	Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$115,395	$82,075	$76,070	$358	$544	$746
Gross investment gains	$1,262	$1,165	$1,326	$99	$112	$56
Gross investment losses	(1,058)	(567)	(765)	(38)	(11)	(25)
OTTI losses	(90)	(60)	(166)	(40)	(36)	(26)
Net investment gains (losses)	$114	$538	$395	$21	$65	$5
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2015	2014
	(In millions)
Balance at January 1,	$357	$378
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	20	2
Additional impairments — credit loss OTTI on securities previously impaired	26	25
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(124)	(40)
Securities impaired to net present value of expected future cash flows	—	(7)
Increase in cash flows — accretion of previous credit loss OTTI	(2)	(1)
Balance at December 31,	$277	$357
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

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
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company utilizes interest rate swaps in fair value, cash flow and nonqualifying hedging relationships.
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
The Company purchases interest rate caps and floors primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities, as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in nonqualifying hedging relationships.
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. The Company utilizes swaptions in nonqualifying hedging relationships. Swaptions are included in interest rate options.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and nonqualifying hedging relationships.
In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. The Company utilizes foreign currency forwards in fair value, net investment in foreign operations and nonqualifying hedging relationships.
The Company enters into currency options that give it the right, but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign currency exchange rate and the strike price. The Company uses currency options to hedge against the foreign currency exposure inherent in certain of its variable annuity products. The Company also uses currency options as an economic hedge of foreign currency exposure related to the Company’s international subsidiaries. The Company utilizes currency options in net investment in foreign operations and nonqualifying hedging relationships.
To a lesser extent, the Company uses exchange-traded currency futures to hedge currency mismatches between assets and liabilities, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded currency futures in nonqualifying hedging relationships.
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, involuntary restructuring or governmental intervention. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in nonqualifying hedging relationships.
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in nonqualifying hedging relationships.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2015			2014
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,528	$2,215	$12	$6,044	$2,064	$21
Foreign currency swaps	Foreign currency exchange rate	2,154	62	159	2,708	65	100
Foreign currency forwards	Foreign currency exchange rate	1,685	—	52	2,335	—	291
Subtotal		9,367	2,277	223	11,087	2,129	412
Cash flow hedges:
Interest rate swaps	Interest rate	2,190	487	—	2,560	528	—
Interest rate forwards	Interest rate	105	23	—	225	63	—
Foreign currency swaps	Foreign currency exchange rate	23,661	1,303	1,803	18,325	563	930
Subtotal		25,956	1,813	1,803	21,110	1,154	930
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	3,916	63	12	4,097	295	11
Currency options	Foreign currency exchange rate	7,569	205	36	6,419	415	—
Subtotal		11,485	268	48	10,516	710	11
Total qualifying hedges		46,808	4,358	2,074	42,713	3,993	1,353
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	89,336	5,111	2,247	93,266	4,570	2,051
Interest rate floors	Interest rate	23,837	311	48	55,645	440	199
Interest rate caps	Interest rate	68,928	105	3	49,128	145	1
Interest rate futures	Interest rate	5,808	4	7	2,707	4	9
Interest rate options	Interest rate	30,234	1,177	30	48,078	1,241	75
Interest rate forwards	Interest rate	43	1	—	—	—	—
Synthetic GICs	Interest rate	4,216	—	—	4,298	—	—
Foreign currency swaps	Foreign currency exchange rate	11,081	766	431	11,041	447	385
Foreign currency forwards	Foreign currency exchange rate	11,724	154	220	13,206	127	791
Currency futures	Foreign currency exchange rate	930	—	—	522	2	—
Currency options	Foreign currency exchange rate	9,590	466	189	8,324	585	340
Credit default swaps — purchased	Credit	1,870	28	34	2,830	8	34
Credit default swaps — written	Credit	10,311	78	13	10,527	181	6
Equity futures	Equity market	7,206	63	18	6,073	65	2
Equity index options	Equity market	55,682	1,542	1,041	39,345	1,426	1,036
Equity variance swaps	Equity market	23,437	195	636	24,598	196	639
TRRs	Equity market	3,803	47	58	3,297	22	101
Total non-designated or nonqualifying derivatives		358,036	10,048	4,975	372,885	9,459	5,669
Total		$404,844	$14,406	$7,049	$415,598	$13,452	$7,022

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2015 and 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$277	$1,638	$(8,343)
Embedded derivatives gains (losses)	(239)	(321)	5,104
Total net derivative gains (losses)	$38	$1,317	$(3,239)
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$219	$158	$135
Interest credited to policyholder account balances	25	101	150
Other expenses	(6)	(3)	(6)
Nonqualifying hedges:
Net investment income	(5)	(4)	(6)
Net derivative gains (losses)	1,024	828	328
Policyholder benefits and claims	16	40	(292)
Total	$1,273	$1,120	$309

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2015
Interest rate derivatives	$(421)	$—	$5
Foreign currency exchange rate derivatives	547	—	—
Credit derivatives — purchased	7	(3)	—
Credit derivatives — written	(83)	—	—
Equity derivatives	(816)	(14)	(25)
Total	$(766)	$(17)	$(20)
Year Ended December 31, 2014
Interest rate derivatives	$1,545	$—	$42
Foreign currency exchange rate derivatives	(344)	—	—
Credit derivatives — purchased	(12)	—	—
Credit derivatives — written	21	—	—
Equity derivatives	(634)	(18)	(288)
Total	$576	$(18)	$(246)
Year Ended December 31, 2013
Interest rate derivatives	$(3,458)	$—	$(27)
Foreign currency exchange rate derivatives	(1,716)	—	—
Credit derivatives — purchased	(21)	(14)	—
Credit derivatives — written	130	1	—
Equity derivatives	(3,663)	(25)	(727)
Total	$(8,728)	$(38)	$(754)
______________

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2015
Interest rate swaps:	Fixed maturity securities	$5	$—	$5
	Policyholder liabilities (1)	(2)	(8)	(10)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	15	(7)	8
	Foreign-denominated policyholder account balances (2)	(240)	232	(8)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(75)	68	(7)
Total		$(297)	$285	$(12)
Year Ended December 31, 2014
Interest rate swaps:	Fixed maturity securities	$5	$(1)	$4
	Policyholder liabilities (1)	681	(667)	14
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(11)	2
	Foreign-denominated policyholder account balances (2)	(283)	270	(13)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(359)	330	(29)
Total		$57	$(79)	$(22)
Year Ended December 31, 2013
Interest rate swaps:	Fixed maturity securities	$42	$(43)	$(1)
	Policyholder liabilities (1)	(830)	835	5
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(12)	1
	Foreign-denominated policyholder account balances (2)	(97)	110	13
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(109)	102	(7)
Total		$(981)	$992	$11
______________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2015, 2014 and 2013, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($11) million, $3 million and ($2) million, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $11 million, ($15) million and ($1) million for the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015 and 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years and six years, respectively.
At December 31, 2015 and 2014, the balance in AOCI associated with cash flow hedges was $2.4 billion and $1.8 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses)Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses)Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2015
Interest rate swaps	$91	$85	$12	$—	$3
Interest rate forwards	(1)	6	5	2	—
Foreign currency swaps	(109)	(720)	(1)	1	9
Credit forwards	—	1	1	—	—
Total	$(19)	$(628)	$17	$3	$12
Year Ended December 31, 2014
Interest rate swaps	$722	$42	$9	$—	$3
Interest rate forwards	86	(7)	4	2	—
Foreign currency swaps	(139)	(768)	(2)	2	1
Credit forwards	—	—	1	—	—
Total	$669	$(733)	$12	$4	$4
Year Ended December 31, 2013
Interest rate swaps	$(635)	$20	$8	$—	$(3)
Interest rate forwards	(59)	10	3	(1)	1
Foreign currency swaps	(165)	(3)	(3)	1	3
Credit forwards	(4)	—	1	—	—
Total	$(863)	$27	$9	$—	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2015, $50 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
	Years Ended December 31,
	2015	2014	2013
	(In millions)
Foreign currency forwards	$255	$407	$69
Currency options	(138)	222	262
Total	$117	$629	$331
______________

(1)
During the years ended December 31, 2015 and 2013, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings. In May 2014, the Company sold its interest in MAL, which was a hedged item in a net investment hedging relationship. See Note 3. As a result, during the year ended December 31, 2014, the Company released losses of $77 million from AOCI into earnings upon the sale.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At December 31, 2015 and 2014, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $1.1 billion and $940 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $10.3 billion and $10.5 billion at December 31, 2015 and 2014, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2015 and 2014, the Company would have received $65 million and $175 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2015			2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$6	$661	2.5	$10	$677	2.4
Credit default swaps referencing indices	6	1,635	3.4	10	1,700	2.6
Subtotal	12	2,296	3.2	20	2,377	2.6
Baa
Single name credit default swaps (corporate)	8	1,349	2.5	23	1,591	2.8
Credit default swaps referencing indices	37	5,863	4.8	94	5,774	4.7
Subtotal	45	7,212	4.4	117	7,365	4.3
Ba
Single name credit default swaps (corporate)	(2)	64	2.3	—	60	3.0
Credit default swaps referencing indices	(1)	100	1.0	(1)	100	2.0
Subtotal	(3)	164	1.5	(1)	160	2.4
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	11	639	4.9	39	625	4.9
Subtotal	11	639	4.9	39	625	4.9
Total	$65	$10,311	4.1	$175	$10,527	3.9
______________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $10.3 billion and $10.5 billion from the table above were $80 million and $75 million at December 31, 2015 and 2014, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $20 million and $15 million in gross notional amount and ($2) million and $1 million in estimated fair value at December 31, 2015 and 2014, respectively.
Credit Risk on Freestanding Derivatives
The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of master netting or similar agreements and any collateral received pursuant to such agreements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2015		2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$13,017	$5,848	$12,256	$6,017
OTC-cleared (1)	1,600	1,217	1,380	1,054
Exchange-traded	67	25	71	11
Total gross estimated fair value of derivatives (1)	14,684	7,090	13,707	7,082
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	14,684	7,090	13,707	7,082
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,368)	(4,368)	(4,082)	(4,082)
OTC-cleared	(1,200)	(1,200)	(989)	(989)
Exchange-traded	(1)	(1)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(6,140)	(7)	(4,153)	(133)
OTC-cleared	(378)	(10)	(386)	(62)
Exchange-traded	—	(20)	—	(4)
Securities collateral: (5)
OTC-bilateral	(2,078)	(1,395)	(3,768)	(1,700)
OTC-cleared	—	—	—	(3)
Exchange-traded	—	(3)	—	(2)
Net amount after application of master netting agreements and collateral	$519	$86	$324	$102
______________

(1)
At December 31, 2015 and 2014, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $278 million and $255 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $41 million and $60 million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $0 and $263 million at December 31, 2015 and 2014, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2015 and 2014, the Company received excess cash collateral of $89 million and $87 million (including $0 and $36 million off-balance sheet cash collateral held in separate custodial accounts), respectively, and provided excess cash collateral of $204 million and $192 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2015 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2015 and 2014, the Company received excess securities collateral with an estimated fair value of $100 million and $395 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2015 and 2014, the Company provided excess securities collateral with an estimated fair value of $150 million and $117 million, respectively, for its OTC-bilateral derivatives, $315 million and $199 million, respectively, for its OTC-cleared derivatives, and $224 million and $245 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

	December 31,
	2015			2014
	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,270	$207	$1,477	$1,832	$84	$1,916
Estimated Fair Value of Collateral Provided
Fixed maturity securities	$1,365	$174	$1,539	$1,750	$65	$1,815
Cash	$4	$4	$8	$131	$2	$133
Fair Value of Incremental Collateral Provided Upon
One notch downgrade in the company's credit rating	$1	$—	$1	$5	$—	$5
Downgrade in the company's credit rating to a level that triggers full overnight collateralization or termination of the derivative position	$1	$—	$1	$7	$—	$7
______________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2015	2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$356	$324
Funds withheld on assumed reinsurance	Other invested assets	35	53
Options embedded in debt or equity securities	Investments	(220)	(217)
Net embedded derivatives within asset host contracts		$171	$160
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances and Future policy benefits	$(20)	$(1,126)
Assumed guaranteed minimum benefits	Policyholder account balances	965	973
Funds withheld on ceded reinsurance	Other liabilities	(14)	83
Other	Policyholder account balances	4	24
Net embedded derivatives within liability host contracts		$935	$(46)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net derivative gains (losses) (1)	$(239)	$(321)	$5,104
Policyholder benefits and claims	$21	$87	$(139)
______________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $163 million, $13 million and ($952) million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$93,758	$7,036	$100,794
U.S. Treasury and agency	37,660	23,986	—	61,646
Foreign corporate	—	51,438	5,760	57,198
Foreign government	—	49,643	856	50,499
RMBS	—	34,088	4,709	38,797
State and political subdivision	—	15,395	46	15,441
ABS	—	12,731	1,663	14,394
CMBS	—	11,889	744	12,633
Total fixed maturity securities	37,660	292,928	20,814	351,402
Equity securities	1,274	1,615	432	3,321
FVO and trading securities:
Actively traded securities	—	400	4	404
FVO general account securities	506	32	89	627
FVO contractholder-directed unit-linked investments	10,829	2,985	167	13,981
FVO securities held by CSEs	—	2	10	12
Total FVO and trading securities	11,335	3,419	270	15,024
Short-term investments (1)	2,543	5,985	291	8,819
Mortgage loans:
Residential mortgage loans — FVO	—	—	314	314
Commercial mortgage loans held by CSEs — FVO	—	172	—	172
Total mortgage loans	—	172	314	486
Other invested assets:
Other investments	109	53	—	162
Derivative assets: (2)
Interest rate	4	9,405	25	9,434
Foreign currency exchange rate	—	3,003	16	3,019
Credit	—	99	7	106
Equity market	63	1,435	349	1,847
Total derivative assets	67	13,942	397	14,406
Total other invested assets	176	13,995	397	14,568
Net embedded derivatives within asset host contracts (3)	—	—	391	391
Separate account assets (4)	77,080	222,814	1,704	301,598
Total assets	$130,068	$540,928	$24,613	$695,609
Liabilities
Derivative liabilities: (2)
Interest rate	$7	$2,340	$—	$2,347
Foreign currency exchange rate	—	2,754	148	2,902
Credit	—	45	2	47
Equity market	18	1,077	658	1,753
Total derivative liabilities	25	6,216	808	7,049
Net embedded derivatives within liability host contracts (3)	—	—	935	935
Long-term debt of CSEs — FVO	—	49	11	60
Trading liabilities (5)	103	50	—	153
Total liabilities	$128	$6,315	$1,754	$8,197

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$99,012	$6,942	$105,954
U.S. Treasury and agency	36,879	24,637	—	61,516
Foreign corporate	—	55,185	6,490	61,675
Foreign government	—	51,355	1,311	52,666
RMBS	—	35,463	4,383	39,846
State and political subdivision	—	15,187	—	15,187
ABS	—	12,005	2,244	14,249
CMBS	—	13,567	765	14,332
Total fixed maturity securities	36,879	306,411	22,135	365,425
Equity securities	1,558	1,728	345	3,631
FVO and trading securities:
Actively traded securities	22	627	5	654
FVO general account securities	552	57	95	704
FVO contractholder-directed unit-linked investments	11,064	3,797	455	15,316
FVO securities held by CSEs	—	3	12	15
Total FVO and trading securities	11,638	4,484	567	16,689
Short-term investments (1)	2,104	5,223	336	7,663
Mortgage loans:
Residential mortgage loans — FVO	—	—	308	308
Commercial mortgage loans held by CSEs — FVO	—	280	—	280
Total mortgage loans	—	280	308	588
Other invested assets:
Other investments	203	61	—	264
Derivative assets: (2)
Interest rate	4	8,988	63	9,055
Foreign currency exchange rate	2	2,472	25	2,499
Credit	—	175	14	189
Equity market	65	1,287	357	1,709
Total derivative assets	71	12,922	459	13,452
Total other invested assets	274	12,983	459	13,716
Net embedded derivatives within asset host contracts (3)	—	—	377	377
Separate account assets (4)	83,533	231,539	1,922	316,994
Total assets	$135,986	$562,648	$26,449	$725,083
Liabilities
Derivative liabilities: (2)
Interest rate	$9	$2,347	$—	$2,356
Foreign currency exchange rate	—	2,755	93	2,848
Credit	—	38	2	40
Equity market	2	1,112	664	1,778
Total derivative liabilities	11	6,252	759	7,022
Net embedded derivatives within liability host contracts (3)	—	7	(53)	(46)
Long-term debt of CSEs — FVO	—	138	13	151
Trading liabilities (5)	215	24	—	239
Total liabilities	$226	$6,421	$719	$7,366
______________

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At December 31, 2015 and 2014, debt and equity securities also included embedded derivatives of ($220) million and ($217) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 7% of the total estimated fair value of Level 3 fixed maturity securities at December 31, 2015.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and Foreign corporate securities
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer rating	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	Privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. Treasury and agency, Foreign government and State and political subdivision securities
	Valuation Techniques: Principally the market approach.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes	•	credit spreads
	•	comparable securities that are actively traded
Structured securities comprised of RMBS, ABS and CMBS
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates; debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type; structure of the security; vintage of the loans
• payment terms of the underlying assets
• payment priority within the tranche; deal performance

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Instrument	Level 2 Observable Inputs	Level 3 Unobservable Inputs
Equity Securities
	Valuation Techniques: Principally the market approach.	Valuation Techniques: Principally the market and income approaches.
	Key Input:	Key Inputs:
	• quoted prices in markets that are not considered active	•	credit ratings; issuance structures
		•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
		•	independent non-binding broker quotations
FVO and trading securities, Short-term investments, and Other invested assets
•
Contractholder-directed unit-linked investments include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported NAV provided by the fund managers, which were based on observable inputs.
•
FVO and trading securities and short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and unobservable inputs used in their valuation are also similar to those described above.

•
All other investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and observable inputs used in their valuation are also similar to those described above.

Mortgage Loans — FVO
Commercial mortgage loans held by CSEs — FVO
	Valuation Techniques: Principally the market approach.	•	N/A
Key Input:
• quoted securitization market price determined principally by independent pricing services using observable inputs
Residential mortgage loans — FVO
	• N/A	Valuation Techniques: Principally the market approach, including matrix pricing or other similar techniques.
Key Inputs: Inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data
Separate Account Assets (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:	•	N/A
• quoted prices or reported NAV provided by the fund managers
Other limited partnership interests
	• N/A	Valuation Techniques: Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
		•	liquidity; bid/ask spreads; performance record of the fund manager
		•	other relevant variables that may impact the exit value of the particular partnership interest
______________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives—Freestanding Derivatives Valuation Techniques and Key Inputs.”

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
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, equity or bond indexed crediting rates within certain funding agreements and annuity contracts, and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2015 and 2014, transfers between Levels 1 and 2 were $203 million and $160 million, respectively.
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

					December 31, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(65)	-	240	39	(40)	-	240	46	Decrease
	•	Market pricing	•	Quoted prices (5)	—	-	780	156	—	-	750	151	Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	121	98	31	-	126	99	Increase
Foreign government	•	Market pricing	•	Quoted prices (5)	96	-	135	113	92	-	189	106	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	19	-	292	92	22	-	120	97	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	16	-	109	100	15	-	110	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	66	-	105	99	56	-	106	102	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	307	-	317		278	-	297		Increase (12)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	28	-	381		62	-	2,430		Increase (12)
			•	Correlation (8)	—	-	—		40%	-	55%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	100		98	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	15%	-	36%		15%	-	27%		Increase (12)
			•	Correlation (8)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.28%		Decrease (13)
				Ages 41 - 60	0.01%	-	0.78%		0.04%	-	0.88%		Decrease (13)
				Ages 61 - 115	0.04%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	1%	-	100%		2%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	8.79%	-	33%		7.30%	-	33%		Increase (17)
			•	Nonperformance risk spread	(0.47)%	-	1.31%		(0.35)%	-	0.81%		Decrease (18)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)	The impact of a decrease in input would have the opposite impact on the estimated fair value. For embedded derivatives, changes are based on liability positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

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

(10)	At both December 31, 2015 and 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
10. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Treasury and Agency	Foreign Government	Structured (2)	State and Political Subdivision	Equity Securities	FVO and Trading Securities (3)
	(In millions)
Balance, January 1, 2014	$13,852	$62	$2,235	$8,139	$10	$572	$644
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	13	—	61	14	—	17	8
Total realized/unrealized gains (losses) included in AOCI	353	—	(110)	69	—	(80)	—
Purchases (6)	2,928	—	363	3,704	—	30	302
Sales (6)	(1,808)	—	(273)	(2,016)	—	(101)	(484)
Issuances (6)	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	—
Transfers into Level 3 (7)	526	—	253	149	—	7	147
Transfers out of Level 3 (7)	(2,432)	(62)	(1,218)	(2,667)	(10)	(100)	(50)
Balance, December 31, 2014	13,432	—	1,311	7,392	—	345	567
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	69	—	13	124	—	22	(30)
Total realized/unrealized gains (losses) included in AOCI	(761)	—	(25)	(91)	—	(64)	—
Purchases (6)	2,556	—	212	3,167	46	128	51
Sales (6)	(1,425)	—	(45)	(1,585)	—	(96)	(127)
Issuances (6)	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	—
Transfers into Level 3 (7)	918	—	7	66	—	107	56
Transfers out of Level 3 (7)	(1,993)	—	(617)	(1,957)	—	(10)	(247)
Balance, December 31, 2015	$12,796	$—	$856	$7,116	$46	$432	$270
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2013: (8)	$(26)	$—	$9	$25	$—	$(23)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2014: (8)	$13	$—	$12	$39	$—	$(5)	$(7)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015: (8)	$24	$—	$12	$125	$—	$(1)	$(27)
Gains (Losses) Data for the year ended December 31, 2013
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	$(45)	$—	$17	$32	$—	$(6)	$4
Total realized/unrealized gains (losses) included in AOCI	$(169)	$(3)	$(84)	$40	$(1)	$100	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Mortgage Loans (9)	Net Derivatives (10)	Net Embedded Derivatives (11)	Separate Account Assets (12)	Long-term Debt of CSEs — FVO
	(In millions)
Balance, January 1, 2014	$254	$338	$(286)	$1,258	$1,465	$(28)
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	1	20	(83)	(173)	103	(1)
Total realized/unrealized gains (losses) included in AOCI	—	—	101	191	—	—
Purchases (6)	335	124	7	—	657	—
Sales (6)	(236)	(120)	—	—	(459)	—
Issuances (6)	—	—	(4)	—	81	—
Settlements (6)	—	(54)	(35)	(846)	(28)	16
Transfers into Level 3 (7)	—	—	—	—	147	—
Transfers out of Level 3 (7)	(18)	—	—	—	(44)	—
Balance, December 31, 2014	336	308	(300)	430	1,922	(13)
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	1	20	(223)	(159)	8	—
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	2	—	—
Purchases (6)	292	136	24	—	572	—
Sales (6)	(27)	(121)	—	—	(527)	—
Issuances (6)	—	—	—	—	98	—
Settlements (6)	—	(29)	88	(817)	(60)	2
Transfers into Level 3 (7)	—	—	—	—	1	—
Transfers out of Level 3 (7)	(310)	—	—	—	(310)	—
Balance, December 31, 2015	$291	$314	$(411)	$(544)	$1,704	$(11)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2013: (8)	$2	$1	$(508)	$4,887	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2014: (8)	$1	$20	$(67)	$(173)	$—	$(1)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015: (8)	$—	$20	$(234)	$(176)	$—	$—
Gains (Losses) Data for the year ended December 31, 2013
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	$(20)	$1	$(537)	$4,902	$35	$(2)
Total realized/unrealized gains (losses) included in AOCI	$17	$—	$(103)	$300	$—	$—
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of RMBS, ABS, and CMBS.

(3)	Comprised of Actively traded securities, FVO general account securities, FVO contractholder-directed unit-linked investments and FVO securities held by CSEs.

(4)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses), while changes in estimated fair value of residential mortgage loans — FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income for net derivatives and net embedded derivatives are reported in net derivatives gains (losses).

(5)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

(6)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(7)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(8)
Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

(9)	Comprised of residential mortgage loans — FVO.

(10)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(11)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(12)
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

	Residential Mortgage Loans — FVO		Certain Assets and Liabilities of CSEs — FVO (1)
	December 31,		December 31,
	2015	2014	2015	2014
	(In millions)
Assets
Unpaid principal balance	$436	$436	$121	$223
Difference between estimated fair value and unpaid principal balance	(122)	(128)	51	57
Carrying value at estimated fair value	$314	$308	$172	$280
Loans in non-accrual status	$122	$125	$—	$—
Liabilities
Contractual principal balance			$71	$159
Difference between estimated fair value and contractual principal balance			(11)	(8)
Carrying value at estimated fair value			$60	$151
______________

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

	At December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans: (1)	$44	$97	$214	$(1)	$2	$20
Other limited partnership interests (2)	$59	$147	$77	$(32)	$(76)	$(46)
______________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2015 and 2014 were not significant.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$66,616	$—	$—	$68,539	$68,539
Policy loans	$11,258	$—	$1,279	$12,072	$13,351
Real estate joint ventures	$35	$—	$—	$104	$104
Other limited partnership interests	$524	$—	$—	$615	$615
Other invested assets	$537	$155	$2	$380	$537
Premiums, reinsurance and other receivables	$2,822	$—	$484	$2,421	$2,905
Other assets	$235	$—	$207	$60	$267
Liabilities
Policyholder account balances	$125,040	$—	$—	$130,125	$130,125
Long-term debt	$17,954	$—	$19,360	$—	$19,360
Collateral financing arrangements	$4,139	$—	$—	$3,899	$3,899
Junior subordinated debt securities	$3,194	$—	$4,029	$—	$4,029
Other liabilities	$2,249	$—	$865	$1,385	$2,250
Separate account liabilities	$112,119	$—	$112,119	$—	$112,119

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$59,530	$—	$—	$62,554	$62,554
Policy loans	$11,618	$—	$1,647	$12,287	$13,934
Real estate joint ventures	$67	$—	$—	$139	$139
Other limited partnership interests	$704	$—	$—	$906	$906
Other invested assets	$562	$172	$70	$320	$562
Premiums, reinsurance and other receivables	$3,070	$—	$713	$2,444	$3,157
Other assets	$251	$—	$175	$68	$243
Liabilities
Policyholder account balances	$134,219	$—	$—	$139,359	$139,359
Long-term debt	$16,128	$—	$18,357	$—	$18,357
Collateral financing arrangements	$4,196	$—	$—	$3,961	$3,961
Junior subordinated debt securities	$3,193	$—	$4,173	$—	$4,173
Other liabilities	$2,544	$—	$1,223	$1,323	$2,546
Separate account liabilities	$116,665	$—	$116,665	$—	$116,665

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
Other Assets
These other assets are principally comprised of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement described in Note 13. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Policyholder Account Balances
These policyholder account balances include investment contracts which primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts (“TCA”). The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.
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
Other Liabilities
Other liabilities consist primarily of interest payable, amounts due for securities purchased but not yet settled, and funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values, with the exception of certain deposit type reinsurance payables. For such payables, the estimated fair value is determined as the present value of expected future cash flows, which are discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

11. Goodwill
Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The goodwill impairment process requires a comparison of the estimated fair value of a reporting unit to its carrying value. The Company tests goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all of its reporting units and perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, the Company may use a market multiple valuation approach and a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.
The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The discounted cash flow valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, control premium, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that the Company believes is appropriate for the respective reporting unit.
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
For the 2015 annual goodwill impairment tests, the Company utilized the qualitative assessment for four of its six reporting units and determined it was not more likely than not that the fair value of any of the reporting units tested using the qualitative assessment was less than its carrying amount and, therefore no further testing was needed for these reporting units. The Company prepared a quantitative impairment test for Retail and EMEA, using both the market multiple and discounted cash flow valuation approaches. The Company determined that the fair values of these reporting units were in excess of their carrying values and, therefore goodwill was not impaired.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Goodwill (continued)

Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Group, Voluntary &Worksite Benefits	Corporate Benefit Funding	Latin America	Asia (1)	EMEA	Corporate & Other (2)	Total
	(In millions)
Balance at January 1, 2013
Goodwill	$3,125	$138	$900	$527	$5,387	$1,339	$470	$11,886
Accumulated impairment	(1,692)	—	—	—	—	—	(241)	(1,933)
Total goodwill, net	1,433	138	900	527	5,387	1,339	229	9,953
Acquisitions (3)	—	—	—	1,140	—	1	—	1,141
Dispositions	—	—	—	—	—	(8)	—	(8)
Reduction of goodwill (4)	—	—	—	—	—	—	(65)	(65)
Reduction of accumulated impairment (4)	—	—	—	—	—	—	65	65
Effect of foreign currency translation and other	—	—	—	(79)	(489)	24	—	(544)
Balance at December 31, 2013
Goodwill	3,125	138	900	1,588	4,898	1,356	405	12,410
Accumulated impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Total goodwill, net	1,433	138	900	1,588	4,898	1,356	229	10,542
Dispositions (5)	—	—	(60)	—	(3)	(7)	—	(70)
Effect of foreign currency translation and other	—	—	—	(203)	(280)	(117)	—	(600)
Balance at December 31, 2014
Goodwill	3,125	138	840	1,385	4,615	1,232	405	11,740
Accumulated impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Total goodwill, net	1,433	138	840	1,385	4,615	1,232	229	9,872
Effect of foreign currency translation and other	—	—	—	(199)	(107)	(89)	—	(395)
Balance at December 31, 2015
Goodwill	3,125	138	840	1,186	4,508	1,143	405	11,345
Accumulated impairment	(1,692)	—	—	—	—	—	(176)	(1,868)
Total goodwill, net	$1,433	$138	$840	$1,186	$4,508	$1,143	$229	$9,477
______________

(1)	Includes goodwill of $4.3 billion, $4.4 billion and $4.7 billion from the Japan operations at December 31, 2015, 2014 and 2013, respectively.

(2)
For purposes of goodwill impairment testing in 2015, the balance of $229 million, of net goodwill in Corporate & Other at December 31, 2014 did not change. This balance resulted from goodwill acquired as part of the 2005 Travelers acquisition and was allocated to business units of the Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding segments in the amounts of $34 million, $9 million and $186 million, respectively.

(3)	See Note 3 for a discussion of the acquisition of ProVida, which is included in the Latin America segment.

(4)
In connection with exiting the businesses of MetLife Bank, National Association (“MetLife Bank”), goodwill and the related accumulated impairment were reduced by $65 million for the year ended December 31, 2013.

(5)
In connection with the sale of MAL, goodwill in the Corporate Benefit Funding reporting unit was reduced by $60 million during the year ended December 31, 2014. See Note 3. This goodwill was allocated to MAL based on the relative fair values of MAL and the remaining portion of the Corporate Benefit Funding reporting unit.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

12. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

	Interest Rates (1)				Maturity			December 31,
	Range			Weighted Average				2015	2014
								(In millions)
Senior notes	1.76%	-	7.72%	5.10%	2016	-	2046	$16,994	$15,317
Surplus notes	7.63%	-	7.88%	7.80%	2024	-	2025	502	701
Other notes	1.36%	-	8.00%	4.07%	2016	-	2030	458	110
Capital lease obligations								9	7
Total long-term debt (2)								17,963	16,135
Total short-term debt								100	100
Total								$18,063	$16,235
______________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2015.

(2)	Excludes $60 million and $151 million of long-term debt relating to CSEs — FVO at December 31, 2015 and 2014, respectively. See Note 10.
The aggregate maturities of long-term debt at December 31, 2015 for the next five years and thereafter are $1.3 billion in 2016, $1.0 billion in 2017, $1.0 billion in 2018, $1.0 billion in 2019, $940 million in 2020 and $12.7 billion thereafter.
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
Certain of the Company’s debt instruments and committed facilities, as well as its credit facility, contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at December 31, 2015.
Senior Notes — Senior Debt Securities Underlying Common Equity Units
In November 2010, in connection with the financing of the acquisition of American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (“DelAm”), (collectively “ALICO”), MetLife, Inc. issued to ALICO Holdings LLC (now AM Holdings LLC (“AM Holdings”)) $3.0 billion (estimated fair value of $3.0 billion) of three series of debt securities (the “Series C Debt Securities,” the “Series D Debt Securities,” and the “Series E Debt Securities,” collectively, the “Debt Securities”), which constituted a part of the common equity units more fully described in Note 15.
In October 2014 and September 2013, MetLife, Inc. closed the successful remarketing of senior debt securities underlying the common equity units. The Series E Debt Securities were remarketed in September and October 2014 as 1.903% Series E senior debt securities Tranche 1 due December 2017 and 4.721% Series E senior debt securities Tranche 2 due December 2044. The Series D Debt Securities were remarketed in September 2013 as 4.368% senior debt securities due September 2023. The Series C Debt Securities were previously remarketed in 2012. MetLife, Inc. did not receive any proceeds from the remarketings.
Senior Notes — Other Issuances and Repayment
In November 2015, MetLife, Inc. issued $500 million of senior notes due in November 2025 which bear interest at a fixed rate of 3.60%, payable semi-annually. Also in November 2015, MetLife, Inc. issued $750 million of senior notes due in May 2046 which bear interest at a fixed rate of 4.60%, payable semi-annually. In connection with the issuances, MetLife, Inc. incurred $10 million of related costs which have been capitalized and included in other assets. These costs are being amortized over the terms of the senior notes.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Long-term and Short-term Debt (continued)

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
In May 2014, MetLife, Inc. redeemed $200 million aggregate principal amount of its 5.875% senior notes due November 2033 at par.
In April 2014, MetLife, Inc. issued $1.0 billion of senior notes due April 2024 which bear interest at a fixed rate of 3.60%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $5 million of related costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.
In November 2013, MetLife, Inc. issued $1.0 billion of senior notes due in November 2043. The senior notes bear interest at a fixed rate of 4.875%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $10 million of costs which have been capitalized and included in other assets. These costs are being amortized over the term of the senior notes.
Other Notes
In December 2015, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of MLIC, entered into a five-year credit agreement (the “MPEH Credit Agreement”) and borrowed $350 million under term loans that mature in December 2020. The loans bear interest at a variable rate of three-month LIBOR plus 3.70%, payable quarterly. In connection with the borrowing, $6 million of costs were incurred which have been capitalized and included in other assets. These costs are being amortized over the term of the loans. Additionally, the MPEH Credit Agreement provides for MPEH to borrow up to $100 million on a revolving basis at a variable rate of three-month LIBOR plus 3.70%, payable quarterly. There were no revolving loans outstanding under the MPEH Credit Agreement at December 31, 2015. Term loans and revolving loans borrowed under the MPEH Credit Agreement are non-recourse to MLIC and MetLife, Inc.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2015	2014
	(In millions)
Commercial paper	$100	$100
Average daily balance	$100	$109
Average days outstanding	68 days	69 days
During the years ended December 31, 2015, 2014 and 2013, the weighted average interest rate on short-term debt was 0.15%, 0.10% and 0.12%, respectively.
Interest Expense
Interest expense related to long-term and short-term debt included in other expenses was $894 million, $874 million and $854 million for the years ended December 31, 2015, 2014 and 2013, respectively. Such amounts do not include interest expense on long-term debt related to CSEs — FVO, collateral financing arrangements, or junior subordinated debt securities. See Notes 8, 13 and 14.
Credit and Committed Facilities
At December 31, 2015, the Company maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $11.9 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Long-term and Short-term Debt (continued)

Credit Facilities
The Company’s unsecured credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with this credit facility was $13 million, $12 million and $24 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was included in other expenses. Information on the credit facility at December 31, 2015 was as follows:

Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	May 2019	$4,000	$484	$—	$3,516
All borrowings under this unsecured credit facility must be repaid by May 30, 2019, except that letters of credit outstanding on that date may remain outstanding until no later than May 30, 2020.
Committed Facilities
The committed facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with these committed facilities were $90 million, $95 million and $103 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were included in other expenses. Information on these committed facilities at December 31, 2015 was as follows:

Account Party/Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and Missouri Reinsurance, Inc.	June 2016 (1)	$210	$210	$—	$—
MetLife, Inc.	June 2018 (2)	425	425	—	—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2024 (3),(4)	575	465	—	110
MetLife Reinsurance Company of South Carolina and MetLife, Inc.	June 2037 (5)	3,500	—	2,797	703
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2037 (3), (6)	2,896	2,159	—	737
MetLife Reinsurance Company of Vermont and MetLife, Inc.	September 2038 (7)	4,250	3,357	—	893
Total		$11,856	$6,616	$2,797	$2,443
______________

(1)	Capacity at December 31, 2015 of $210 million decreases in March 2016 and June 2016 to $200 million and $0, respectively.

(2)	Capacity at December 31, 2015 of $425 million decreases in June 2017, March 2018 and June 2018 to $395 million, $200 million and $0, respectively.

(3)	MetLife, Inc. is a guarantor under the applicable facility.

(4)	Capacity at December 31, 2015 of $575 million decreases periodically commencing in December 2022 to $515 million in July 2024 and decreases to $0 upon maturity in December 2024.

(5)
Capacity of $3.5 billion through maturity in June 2037, after which it is reduced to $0. The drawdown on this facility is associated with a collateral financing arrangement described more fully in Note 13.

(6)
Capacity at December 31, 2015 of $2.3 billion increases periodically to a maximum of $2.9 billion in 2024, decreases periodically commencing in 2025 to $2.0 billion in 2037, and decreases to $0 upon maturity in December 2037. Unused commitment of $737 million is based on maximum capacity.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Long-term and Short-term Debt (continued)

(7)
Capacity at December 31, 2015 of $4.3 billion decreases periodically commencing in April 2028 to $3.1 billion in September 2038, and decreases to $0 upon maturity in September 2038. Unused commitment of $893 million is based on maximum capacity. MetLife Reinsurance Company of Vermont is responsible only for reimbursement obligations relating to $2.9 billion of the $3.4 billion of letters of credit outstanding as of December 31, 2015. MetLife, Inc. is responsible only for reimbursement obligations relating to the remaining letters of credit outstanding as of such date.

In addition to the above committed facilities, see also “— Other Notes” for information about the undrawn line of credit facility in the amount of $100 million.
13. Collateral Financing Arrangements
Associated with the Closed Block
Information related to the collateral financing arrangement associated with the closed block was as follows at:

	December 31,
	2015	2014
	(In millions)
Surplus notes outstanding (1)	$1,342	$1,399
Receivable from unaffiliated financial institution (1)	$174	$182
Pledged collateral (2)	$67	$53
Assets held in trust (2)	$1,181	$1,214
______________

(1)	Carrying value.

(2)	Estimated fair value.
Interest expense on the collateral financing arrangement was $20 million, $19 million and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in other expenses.
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
Simultaneously with the issuance of the surplus notes, MetLife, Inc. entered into an agreement with the unaffiliated financial institution, under which MetLife, Inc. is entitled to the interest paid by MRC on the surplus notes of three-month LIBOR plus 0.55% in exchange for the payment of three-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. MetLife, Inc. may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments are accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and do not reduce the principal amount outstanding of the surplus notes. Such payments, however, reduce the amount of interest payments due from MetLife, Inc. under the agreement. Any payment received from the unaffiliated financial institution reduces the receivable by an amount equal to such payment and also increases the amount of interest payments due from MetLife, Inc. under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to MetLife, Inc. related to any increase in the estimated fair value of the surplus notes. MetLife, Inc. may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.
During 2015, following regulatory approval, MRC repurchased $57 million in aggregate principal amount of the surplus notes. Cumulatively, since December 2007, MRC repurchased $1.2 billion in aggregate principal amount of the surplus notes. Payments made by the Company in 2015 associated with the repurchases were exclusive of accrued interest on the surplus notes. In connection with the repurchases, the Company received payments in the aggregate amount of $8 million from the unaffiliated financial institution, which reduced the amount receivable from the unaffiliated financial institution by $8 million. No other payments were made by MetLife, Inc. or received from the unaffiliated financial institution during 2015, 2014 and 2013, related to an increase or decrease in the estimated fair value of the surplus notes.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Collateral Financing Arrangements (continued)

A majority of the proceeds from the offering of the surplus notes was placed in a trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. During the years ended December 31, 2015 and 2014, MRC transferred $30 million and $467 million, respectively, out of the trust to its general account. No such transfers were made during the year ended December 31, 2013. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of operations.
Associated with Secondary Guarantees
Information related to the collateral financing arrangement associated with secondary guarantees was as follows at:

	December 31,
	2015	2014
	(In millions)
Liability outstanding (1)	$2,797	$2,797
Assets held in trust (2)	$3,374	$3,471
______________

(1)	Carrying value.

(2)	Estimated fair value.
Interest expense on the collateral financing arrangement was $28 million, $27 million and $28 million for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in other expenses.
In May 2007, MetLife, Inc. and MRSC, a wholly-owned subsidiary of MetLife, Inc., entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with ULSG and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). Proceeds from the collateral financing arrangement were placed in trusts to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trusts are VIEs which are consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trusts. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s balance sheets, with the related income included within net investment income in the Company’s statements of operations. The collateral financing arrangement may be extended by agreement of MetLife, Inc. and the unaffiliated financial institution on each anniversary of the closing.
In connection with the collateral financing arrangement, MetLife, Inc. entered into an agreement with the same unaffiliated financial institution under which MetLife, Inc. is entitled to the return on the investment portfolio held by the trusts established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of three-month LIBOR plus 0.70%, payable quarterly. MetLife, Inc. may also be required to make payments to the unaffiliated financial institution, for deposit into the trusts, related to any decline in the estimated fair value of the assets held by the trusts, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. During 2015, 2014 and 2013, no payments were made or received by MetLife, Inc. Cumulatively, since May 2007, MetLife, Inc. has contributed a total of $680 million as a result of declines in the estimated fair value of the assets in the trusts, all of which was deposited into the trusts.
In addition, MetLife, Inc. may be required to pledge collateral to the unaffiliated financial institution under this agreement. At both December 31, 2015 and 2014, MetLife, Inc. had pledged no collateral under this agreement.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

14. Junior Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities, and exchangeable surplus trust securities which MetLife, Inc. will exchange for junior subordinated debt securities prior to redemption or repayment, were as follows:

							Carrying Value at December 31,
Issuer	Issue Date	Face Value	Interest Rate (1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (2)	Final Maturity	2015	2014
		(In millions)					(In millions)
MetLife, Inc.	July 2009	$500	10.750%	August 2039	LIBOR + 7.548%	August 2069	$500	$500
MetLife Capital Trust X (3)	April 2008	$750	9.250%	April 2038	LIBOR + 5.540%	April 2068	750	750
MetLife Capital Trust IV (3)	December 2007	$700	7.875%	December 2037	LIBOR + 3.960%	December 2067	696	695
MetLife, Inc.	December 2006	$1,250	6.400%	December 2036	LIBOR + 2.205%	December 2066	1,248	1,248
							$3,194	$3,193
______________

(1)	Prior to the scheduled redemption date, interest is payable semiannually in arrears.

(2)
In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate of three-month LIBOR plus the indicated margin, payable quarterly in arrears.

(3)
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

In connection with each of the securities described above, MetLife, Inc. may redeem or may cause the redemption of the securities (i) in whole or in part, at any time on or after the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to the date five years prior to the scheduled redemption date at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption or, if greater, a make-whole price. MetLife, Inc. also has the right to, and in certain circumstances the requirement to, defer interest payments on the securities for a period up to 10 years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, MetLife, Inc. is required to use proceeds from the sale of its common stock or warrants on common stock to satisfy this interest payment obligation. In connection with each of the securities described above, MetLife, Inc. entered into a separate replacement capital covenant (“RCC”). As part of each RCC, MetLife, Inc. agreed that it will not repay, redeem, or purchase the securities on or before a date 10 years prior to the final maturity date of each issuance, unless, subject to certain limitations, it has received cash proceeds during a specified period from the sale of specified replacement securities. Each RCC will terminate upon the occurrence of certain events, including an acceleration of the applicable securities due to the occurrence of an event of default. The RCCs are not intended for the benefit of holders of the securities and may not be enforced by them. Rather, each RCC is for the benefit of the holders of a designated series of MetLife, Inc.’s other indebtedness (the “Covered Debt”). Initially, the Covered Debt for each of the securities described above was MetLife, Inc.’s 5.700% senior notes due 2035 (the “Senior Notes”). As a result of the issuance of MetLife, Inc.’s 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (the “10.750% JSDs”), the 10.750% JSDs became the Covered Debt with respect to, and in accordance with, the terms of the RCC relating to MetLife, Inc.’s 6.40% Fixed-to-Floating Rate Junior Subordinated Debentures due 2066. The Senior Notes continue to be the Covered Debt with respect to, and in accordance with, the terms of the RCCs relating to each of MetLife Capital Trust IV’s 7.875% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, MetLife Capital Trust X’s 9.250% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities and the 10.750% JSDs. MetLife, Inc. also entered into a replacement capital obligation which will commence during the six month period prior to the scheduled redemption date of each of the securities described above and under which MetLife, Inc. must use reasonable commercial efforts to raise replacement capital to permit repayment of the securities through the issuance of certain qualifying capital securities.
Interest expense on outstanding junior subordinated debt securities was $258 million for each of the years ended December 31, 2015, 2014 and 2013, which is included in other expenses.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

15. Common Equity Units
In connection with the financing of the acquisition of ALICO in November 2010, MetLife, Inc. issued to AM Holdings 40.0 million common equity units with an aggregate stated amount at issuance of $3.0 billion and an estimated fair value of $3.2 billion. Each common equity unit had an initial stated amount of $75 per unit and initially consisted of: (i) three purchase contracts (the Series C Purchase Contracts, the Series D Purchase Contracts and the Series E Purchase Contracts and, together, the “Purchase Contracts”), obligating the holder to purchase, on a subsequent settlement date, a variable number of shares of MetLife, Inc. common stock, par value $0.01 per share, for a purchase price of $25 ($75 in the aggregate); and (ii) a 1/40 undivided beneficial ownership interest in each of three series of Debt Securities issued by MetLife, Inc., each series of Debt Securities having an aggregate principal amount of $1.0 billion. On March 8, 2011, AM Holdings sold, in a public offering, all the common equity units it received as consideration from MetLife in connection with the acquisition of ALICO.
As discussed in Note 12, in October 2014, September 2013 and October 2012, MetLife, Inc. closed the successful remarketings of senior debt securities underlying the common equity units. Most holders of the common equity units used the remarketing proceeds to settle their payment obligations under the applicable Purchase Contracts. The subsequent settlement of the Purchase Contracts provided proceeds to MetLife, Inc. of $1.0 billion in each of October 2014, September 2013 and October 2012 in exchange for shares of MetLife, Inc.’s common stock. See Note 16.
16. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at:

	December 31, 2015			December 31, 2014
Series	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000	27,600,000	24,000,000	24,000,000
6.50% Non-Cumulative Preferred Stock, Series B (1)	—	—	—	69,000,000	60,000,000	60,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000	—	—	—
Series A Junior Participating Preferred Stock	10,000,000	—	—	10,000,000	—	—
Not designated (1)	160,900,000	—	—	93,400,000	—	—
Total	200,000,000	25,500,000	25,500,000	200,000,000	84,000,000	84,000,000
__________________

(1)
As discussed below, MetLife, Inc. repurchased or redeemed and canceled the 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred stock”) in 2015. On November 3, 2015, MetLife, Inc. filed a Certificate of Elimination (the “Certificate of Elimination”) of 6.50% Non-Cumulative Preferred Stock, Series B with the Secretary of State of the State of Delaware to eliminate all references to the Series B preferred stock in MetLife, Inc.’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), including the related Certificate of Designations. As a result of the filing of the Certificate of Elimination, MetLife, Inc.’s Certificate of Incorporation was amended to eliminate all references therein to the Series B preferred stock, and the shares that were designated to such series were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, of MetLife, Inc., without designation as to series.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

In June 2015, MetLife, Inc. conducted a tender offer for up to 59,850,000 of its 60,000,000 shares of Series B preferred stock, liquidation preference $25 per share, at a purchase price of $25 per share, plus an amount equal to accrued, unpaid and undeclared dividends from, and including, June 15, 2015 to, but excluding, June 29, 2015, the settlement date of the tender offer. In June 2015, MetLife, Inc. also delivered a notice of redemption to the holders of the Series B preferred stock, pursuant to which it would redeem any shares of Series B preferred stock not purchased by it in the tender offer at a redemption price of $25 per share, without any payment for accrued, unpaid and undeclared dividends on the Series B preferred stock from, and including, June 15, 2015 to, but excluding, July 1, 2015, the redemption date. On June 29, 2015, MetLife, Inc. repurchased and canceled 37,192,413 shares of Series B preferred stock in the tender offer for $932 million in cash. On July 1, 2015, MetLife, Inc. redeemed and canceled the remaining 22,807,587 shares of Series B preferred stock not tendered in the tender offer for an aggregate redemption price of $570 million in cash. In connection with the tender offer and redemption, MetLife, Inc. recognized a preferred stock repurchase premium of $42 million (calculated as the difference between the carrying value of the Series B preferred stock and the total amount paid by MetLife, Inc. to the holders of the Series B preferred stock in connection with the tender offer and redemption), which was reflected as a reduction to retained earnings on the consolidated balance sheet.
The outstanding preferred stock ranks senior to MetLife, Inc.’s common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up. Holders of the outstanding preferred stock are entitled to receive dividend payments only when, as and if declared by MetLife, Inc.’s Board of Directors or a duly authorized committee of the Board. Dividends on the preferred stock are not cumulative or mandatory. Accordingly, if dividends are not declared on the preferred stock of the applicable series for any dividend period, then any accrued dividends for that dividend period will cease to accrue and be payable. If a dividend is not declared before the dividend payment date for any such dividend period, MetLife, Inc. will have no obligation to pay dividends accrued for such dividend period whether or not dividends are declared for any future period. No dividends may be paid or declared on MetLife, Inc.’s common stock (or any other securities ranking junior to the preferred stock) and MetLife, Inc. may not purchase, redeem, or otherwise acquire its common stock (or other such junior stock) unless the full dividends for the latest completed dividend period on all outstanding shares of preferred stock, and any parity stock, have been declared and paid or provided for. If dividends are declared on MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred stock”), they will be payable quarterly, in arrears, at an annual rate of the greater of: (i) 1.00% above three-month LIBOR on the related LIBOR determination date; or (ii) 4.00%. If dividends are declared on the Series C preferred stock for any dividend period, they are calculated on a non-cumulative basis at a fixed rate per annum of 5.25% from the date of original issue to, but excluding, June 15, 2020, and will be calculated at a floating rate per annum equal to three-month LIBOR plus 3.575% on the related LIBOR determination date from and after June 15, 2020. Dividends on the Series C preferred stock for any dividend period are payable, if declared, semi-annually in arrears on the 15th day of June and December of each year commencing on December 15, 2015 and ending on June 15, 2020, and thereafter quarterly in arrears on the 15th day of September, December, March and June of each year. Information on payments of dividends on the Series B preferred stock is set forth in the table below.
MetLife, Inc. is prohibited from declaring dividends on the outstanding preferred stock if it fails to meet specified capital adequacy, net income and stockholders’ equity levels. Beginning on January 1, 2019, MetLife, Inc. will no longer be subject to such limitations with respect to the Series C preferred stock. See “— Dividend Restrictions — MetLife, Inc.”
Holders of the preferred stock do not have voting rights except in certain circumstances, including where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the preferred stock have certain voting rights with respect to members of the Board of Directors of MetLife, Inc.
The preferred stock is not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Series A preferred stock is redeemable at MetLife, Inc.’s option in whole or in part, at a redemption price of $25 per share of preferred stock, plus declared and unpaid dividends. MetLife, Inc. may, at its option, redeem the Series C preferred stock, (i) in whole but not in part, at any time prior to June 15, 2020, within 90 days after the occurrence of a “regulatory capital event,” and (ii) in whole or in part, from time to time, on or after June 15, 2020, in each case, at a redemption price equal to $1,000 per Series C preferred share, plus an amount equal to any dividends per share that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date. A “regulatory capital event” could occur as a result of a change or proposed change in capital adequacy rules (or the interpretation or application thereof) that would apply to MetLife, Inc. from rules (or the interpretation or application thereof) in effect with respect to bank holding companies as of June 1, 2015 that would create a more than insubstantial risk, as determined by MetLife, Inc., that the Series C preferred stock would not be treated as “Tier 1 Capital” or as capital with attributes similar to those of Tier 1 Capital.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

In December 2008, MetLife, Inc. entered into an RCC related to the Series A and Series B preferred stock and, in June 2015, MetLife, Inc. entered into an RCC related to the Series C preferred stock. As part of each such RCC, MetLife, Inc. agreed that it will not repay, redeem or purchase the preferred stock on or before December 31, 2018, unless, subject to certain limitations, it has received proceeds during a specified period from the sale of specified replacement securities. The repurchase and redemption of Series B preferred stock as described above was in compliance with the terms of the applicable RCC. The RCC is, in each case, for the benefit of the holders of the related covered debt, which is currently MetLife, Inc.’s 10.750% JSDs. The RCC will terminate upon the occurrence of certain events, including the date on which MetLife, Inc. has no series of outstanding eligible debt securities.
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Series A, Series B and Series C preferred stock was as follows:

			Dividend
Declaration Date	Record Date	Payment Date	Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate	Series C Per Share	Series C Aggregate
			(In millions, except per share data)
November 16, 2015	November 30, 2015	December 15, 2015	$0.253	$6	$—	$—	$28.292	$43
August 17, 2015	August 31, 2015	September 15, 2015	$0.256	6	$—	—	$—	—
May 15, 2015	May 31, 2015	June 15, 2015	$0.256	7	$0.406	24	$—	—
March 5, 2015	February 28, 2015	March 16, 2015	$0.250	6	$0.406	24	$—	—
				$25		$48		$43
November 17, 2014	November 30, 2014	December 15, 2014	$0.253	$7	$0.406	$24	$—	$—
August 15, 2014	August 31, 2014	September 15, 2014	$0.256	6	$0.406	24	$—	—
May 15, 2014	May 31, 2014	June 16, 2014	$0.256	7	$0.406	24	$—	—
March 5, 2014	February 28, 2014	March 17, 2014	$0.250	6	$0.406	24	$—	—
				$26		$96		$—
November 15, 2013	November 30, 2013	December 16, 2013	$0.253	$7	$0.406	$24	$—	$—
August 15, 2013	August 31, 2013	September 16, 2013	$0.256	6	$0.406	24	$—	—
May 15, 2013	May 31, 2013	June 17, 2013	$0.256	7	$0.406	24	$—	—
March 5, 2013	February 28, 2013	March 15, 2013	$0.250	6	$0.406	24	$—	—
				$26		$96		$—
See Note 23 for information on subsequent preferred stock dividends declared.
Common Stock
Issuances
In October 2014 and September 2013, MetLife, Inc. issued 22,907,960 new shares and 22,679,955 new shares, respectively, of its common stock, each for $1.0 billion. The issuances were made in connection with the settlement of stock purchase contracts. See Note 15.
During the years ended December 31, 2015, 2014 and 2013, 5,592,622 new shares, 5,866,160 new shares and 7,663,446 new shares of common stock were issued for $216 million, $220 million and $250 million, respectively, in connection with stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock during any of the years ended December 31, 2015, 2014 and 2013.
Repurchase Authorizations
On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of common stock repurchases in addition to previously authorized repurchases and on September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its common stock, bringing MetLife, Inc.’s available repurchase authorization under the December 2014 and September 2015 authorizations as of such date to $1.0 billion.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

During the years ended December 31, 2015 and 2014, MetLife, Inc. repurchased 39,491,991 shares and 18,876,363 shares under these repurchase authorizations for $1.9 billion and $1.0 billion, respectively. No shares of common stock were repurchased during the year ended December 31, 2013. At December 31, 2015, MetLife, Inc. had $70 million remaining under its common stock repurchase authorizations. See Note 23 for information on subsequent common stock repurchases.
Under these authorizations, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”)), and in privately negotiated transactions. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Dividends
The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)
October 27, 2015	November 6, 2015	December 11, 2015	$0.375	$419
July 7, 2015	August 7, 2015	September 11, 2015	$0.375	420
April 28, 2015	May 11, 2015	June 12, 2015	$0.375	420
January 6, 2015	February 6, 2015	March 13, 2015	$0.350	394
				$1,653
October 28, 2014	November 7, 2014	December 12, 2014	$0.350	$398
July 7, 2014	August 8, 2014	September 12, 2014	$0.350	395
April 22, 2014	May 9, 2014	June 13, 2014	$0.350	395
January 6, 2014	February 6, 2014	March 13, 2014	$0.275	311
				$1,499
October 22, 2013	November 8, 2013	December 13, 2013	$0.275	$311
June 25, 2013	August 9, 2013	September 13, 2013	$0.275	303
April 23, 2013	May 9, 2013	June 13, 2013	$0.275	302
January 4, 2013	February 6, 2013	March 13, 2013	$0.185	203
				$1,119
See Note 23 for information on subsequent common stock dividends declared.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Stock-Based Compensation Plans
Description of Plans for Employees and Agents — General Terms
Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”) and the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”), awards granted to employees and agents may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards and Stock-Based Awards (each, as applicable, as defined in the 2005 Stock Plan and 2015 Stock Plan with reference to shares of MetLife, Inc. common stock (“Shares”)). Awards under the 2005 Stock Plan and 2015 Stock Plan were outstanding at December 31, 2015. All awards in 2015 were granted under the 2015 Stock Plan.
Awards settled in Shares (and Stock Option exercises, if any) under the 2005 Stock Plan or 2015 Stock Plan settled in Shares are satisfied through the issuance of Shares held in treasury by MetLife, Inc. or by the issuance of new Shares. Awards that are payable in Shares and have become due may, in some circumstances, be deferred for issuance at a later date (“Deferred Shares”).
The aggregate number of Shares authorized for issuance under the 2015 Stock Plan at December 31, 2015 was equal to:

•	11,750,000 Shares, plus;

•	Shares available but not utilized under the 2005 Stock Plan, when the 2015 Stock Plan became effective (18,023,959 Shares at January 1, 2015), plus;

•
Shares utilized under the 2005 Stock Plan or 2015 Stock Plan that are or were recovered since the 2015 Stock Plan became effective on January 1, 2015 due to: (i) termination of the award by expiration, forfeiture, cancellation, lapse, or otherwise without the issuance of Shares; (ii) settlement of the award in cash either in lieu of Shares or otherwise; (iii) exchange of the award for awards not involving Shares; (iv) payment of the exercise price of a Stock Option, or the tax withholding requirements with respect to an award, satisfied by tendering Shares to MetLife, Inc. (by either actual delivery or by attestation); (v) satisfaction of tax withholding requirements with respect to an award satisfied by MetLife, Inc. withholding Shares otherwise issuable; and (vi) the payout of the 2012-2014 Performance Shares in 2015 at a performance factor of 101% rather than the maximum performance factor of 175% (4,475,737 Shares), less;

•
Shares covered by awards granted under the 2015 Stock Plan since it became effective on January 1, 2015, including Performance Shares assuming future payout at maximum performance factor, and Shares covered by imputed reinvested dividends credited in 2015 on Deferred Shares owed to employees or agents (4,380,101 Shares).

If a Share-settled Stock Appreciation Right were to be granted under the 2015 Stock Plan and were to be exercised, only the number of Shares issued, net of the Shares tendered, if any, would be deemed delivered for purposes of determining the maximum number of Shares available for issuance under the 2015 Stock Plan.
Each Share issued under the 2005 Stock Plan in connection with a Stock Option reduces the number of Shares remaining for issuance under that plan by one, and each Share issued under the 2005 Stock Plan in connection with awards other than Stock Options reduces the number of Shares remaining for issuance under that plan by 1.179 Shares (the “2005 Stock Plan Share Award Ratio”). For this purpose, any Shares issued pursuant to any Share-settled Stock Appreciation Rights that had been granted under the 2005 Stock Plan would have had (or have) the same effect as Shares issued pursuant to Stock Options. However, no Share-settled Stock Appreciation Rights were granted under the 2005 Stock Plan. Shares related to awards under the 2005 Stock Plan that are recovered, and therefore authorized for issuance under the 2015 Stock Plan, are recovered with consideration of the 2005 Stock Plan Share Award Ratio.
Each Share that will or may be issued under the 2015 Stock Plan reduces the number of Shares remaining for issuance under that plan by one.
Compensation expense related to awards under the 2005 Stock Plan or 2015 Stock Plan is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Compensation expense related to awards under the 2005 Stock Plan is principally related to the issuance of Stock Options, Performance Shares and Restricted Stock Units. Under the 2015 Stock Plan, compensation expense principally relates to Stock Options, Unit Options, Performance Shares, Performance Units, Restricted Stock Units and Restricted Units. The majority of the awards granted each year under the 2005 Stock Plan and 2015 Stock Plan were made in the first quarter of each year.
Deferred Shares payable to employees or agents relate to awards under the 2005 Stock Plan, 2015 Stock Plan, or earlier applicable plans equaled 1,765,120 Shares at December 31, 2015.
Certain stock-based awards provide solely for cash settlement based in whole or in part on the price of Shares or changes in the price of Shares (“Phantom Stock-Based Awards”). Such awards have been made under the MetLife, Inc. International Unit Option Incentive Plan, the MetLife International Performance Unit Incentive Plan, and the MetLife International Restricted Unit Incentive Plan prior to 2015, and under the 2015 Stock Plan in 2015.
Description of Plans for Non-Management Director — General Terms
Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”) and MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan (the “2015 Director Stock Plan”), awards granted may be in the form of nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each, as applicable, as defined in the 2005 Director Stock Plan and 2015 Director Stock Plan with reference to Shares) to non-management Directors of MetLife, Inc. The only awards made under the 2005 Director Stock Plan and 2015 Director Stock Plan through December 31, 2015 vested immediately, thus, no awards under the 2005 Director Stock Plan or 2015 Director Stock Plan remained outstanding at December 31, 2015.
Awards settled in Shares (and Stock Option exercises, if any) under the 2015 Director Stock Plan are satisfied through the issuance of Shares held in treasury by MetLife, Inc. or by the issuance of new Shares.
The aggregate number of Shares authorized for issuance under the 2015 Director Stock Plan at December 31, 2015 was equal to:

•	Shares available but not utilized under the 2005 Director Stock Plan when the 2015 Director Stock Plan became effective (1,642,208 Shares at January 1, 2015), less;

•
Shares covered by awards granted under the 2015 Director Stock Plan since it became effective and Shares covered by imputed reinvested dividends credited in 2015 on Deferred Shares owed to Directors (33,684 Shares).

Any Shares utilized under the 2005 Director Stock Plan or 2015 Director Stock Plan that were to be recovered due to (i) termination of the award by expiration, forfeiture, cancellation, lapse, or otherwise without the issuance of Shares; (ii) settlement of the award in cash either in lieu of Shares or otherwise; (iii) exchange of the award for awards not involving Shares; and (iv) payment of the exercise price of a Stock Option, or the tax withholding requirements with respect to an award, satisfied by tendering Shares to MetLife, Inc. (by either actual delivery or by attestation) would be available for issuance under the 2015 Director Stock Plan. In addition, if a Share-settled Stock Appreciation Right were to be granted under the 2015 Director Stock Plan, and was exercised, only the number of Shares issued, net of the Shares tendered, if any, would be deemed delivered for purposes of determining the maximum number of Shares available for issuance under the 2015 Director Stock Plan.
Each Share that will or may be issued under the 2015 Director Stock Plan reduces the number of Shares remaining for issuance under that plan by one.
Compensation expense related to awards under the 2015 Director Stock Plan is recognized based on the number of Shares awarded. The only awards made under the 2005 Director Stock Plan and under the 2015 Director Stock Plan through December 31, 2015 were Stock-Based Awards that vested immediately. The majority of the awards granted in 2015 under the 2015 Director Stock Plan were made in the second quarter of 2015.
Deferred Shares payable to Directors relate to awards under the 2005 Director Stock Plan, 2015 Director Stock Plan, or earlier applicable plans equaled 166,102 Shares at December 31, 2015.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation includes compensation expense related to Phantom Stock-Based Awards, and excludes the insignificant compensation expense related to the 2015 Director Stock Plan. Those components were:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Stock Options and Unit Options	$14	$29	$39
Performance Shares and Units (1)	65	111	91
Restricted Stock Units and Restricted Units	75	52	45
Total compensation expense	$154	$192	$175
Income tax benefit	$54	$67	$61
______________

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

The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2015
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$7	1.58
Performance Shares	$30	1.59
Restricted Stock Units	$50	1.71
Equity Awards
Stock Options
Stock Options are the contingent right of award holders to purchase Shares at a stated price for a limited time. All Stock Options have an exercise price equal to the closing price of a Share reported on the New York Stock Exchange on the date of grant, and have a maximum term of 10 years. The vast majority of Stock Options granted has become or will become exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Stock Options have become or will become exercisable on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2015	26,078,927	$43.63	4.67	$312
Granted	669,944	$51.39
Exercised	(3,149,247)	$38.61
Expired	(64,921)	$55.68
Forfeited	(27,939)	$40.47
Outstanding at December 31, 2015	23,506,764	$44.50	4.09	$166
Vested and expected to vest at December 31, 2015	23,308,860	$44.50	4.06	$165
Exercisable at December 31, 2015	21,839,121	$44.29	3.77	$161
______________

(1)	The aggregate intrinsic value was computed using the closing Share price on December 31, 2015 of $48.21 and December 31, 2014 of $54.09, as applicable.
The fair value of Stock Options is estimated on the date of grant using a binomial lattice model. Significant assumptions used in the Company’s binomial lattice model are further described below. The assumptions include: expected volatility of the price of Shares; risk-free rate of return; dividend yield on Shares; exercise multiple; and the post-vesting termination rate.
Expected volatility is based upon an analysis of historical prices of Shares and call options on Shares traded on the open market. The Company uses a weighted-average of the implied volatility for publicly-traded call options with the longest remaining maturity nearest to the money as of each valuation date and the historical volatility, calculated using monthly closing prices of Shares. The Company chose a monthly measurement interval for historical volatility as this interval reflects the Company’s view that employee option exercise decisions are based on longer-term trends in the price of the underlying Shares rather than on daily price movements.
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
The binomial lattice model used by the Company incorporates the contractual term of the Stock Options. The model also factors in expected exercise behavior and a post-vesting termination rate, or the rate at which vested options are exercised or expire prematurely due to termination of employment. From these factors, the model derives an expected life of the Stock Option. The exercise behavior in the model is a multiple that reflects the ratio of exercise price to the strike price of the Stock Option at which holders are expected to exercise. The exercise multiple is derived from actual historical exercise activity. The post-vesting termination rate is determined from actual historical exercise experience and expiration activity under the Incentive Plans.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

The following table presents the weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, used to determine the fair value of Stock Options issued:

	Years Ended December 31,
	2015	2014	2013
Dividend yield	2.72%	2.18%	2.13%
Risk-free rate of return	0.20%-3.04%	0.12%-5.07%	0.16%-3.89%
Expected volatility	32.56%	33.26%	32.98%
Exercise multiple	1.44	1.45	1.51
Post-vesting termination rate	2.73%	2.93%	3.16%
Contractual term (years)	10	10	10
Expected life (years)	7	6	7
Weighted average exercise price of stock options granted	$51.39	$50.53	$35.96
Weighted average fair value of stock options granted	$13.29	$13.84	$9.88
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Total intrinsic value of stock options exercised	$44	$67	$79
Cash received from exercise of stock options	$121	$156	$202
Income tax benefit realized from stock options exercised	$15	$24	$28
Performance Shares
Performance Shares are units that, if they vest, are multiplied by a performance factor to produce a number of final Performance Shares which are payable in Shares. Performance Shares are accounted for as equity awards. They are not credited with dividend-equivalents for actual dividends paid on Shares during the performance period. Performance Share awards normally vest in their entirety at the end of the three-year performance period. Vesting is subject to continued service, except for employees who meet specified age and in certain other limited circumstances.
For awards granted prior to the January 1, 2013 – December 31, 2015 performance period, vested Performance Shares are multiplied by a performance factor of 0% to 200% based on MetLife, Inc.’s adjusted income, total shareholder return, and performance in change in annual net operating earnings and total shareholder return compared to the performance of its competitors, each measured with respect to the applicable three-year performance period or portions thereof. The estimated fair value of Performance Shares is based upon the closing price of a Share on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period. The performance factor for the January 1, 2012 – December 31, 2014 performance period was 101%.
For awards granted for the January 1, 2013 – December 31, 2015 and later performance periods in progress through December 31, 2015, the vested Performance Shares will be multiplied by a performance factor of 0% to 175%. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and operating return on MetLife, Inc.’s common stockholder’s equity relative to its financial plan. The estimated fair value of Performance Shares will be remeasured each quarter until they become payable.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Restricted Stock Units
Restricted Stock Units are units that, if they vest, are payable in an equal number of Shares. Restricted Stock Units are accounted for as equity awards. They are not credited with dividend-equivalents for dividends paid on Shares. Accordingly, the estimated fair value of Restricted Stock Units is based upon the closing price of Shares on the date of grant, reduced by the present value of estimated dividends to be paid on that stock.
The vast majority of Restricted Stock Units normally vest in thirds on the first three anniversaries of their grant date. Other Restricted Stock Units normally vest in their entirety on the third anniversary of their grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	4,511,514	$44.85	3,504,230	$38.48
Granted	1,213,901	$43.53	1,532,272	$46.71
Forfeited	(61,458)	$44.08	(97,496)	$42.75
Payable (1)	(1,756,783)	$35.33	(1,860,047)	$36.73
Outstanding at December 31, 2015	3,907,174	$44.08	3,078,959	$43.50
Vested and expected to vest at December 31, 2015	3,748,479	$44.09	2,771,063	$43.50
______________

(1)	Includes both Shares paid and Deferred Shares for later payment.
Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the respective performance periods. At December 31, 2015, the three year performance period for the 2013 Performance Share grants was completed, but the performance factor had not yet been calculated. Included in the immediately preceding table are 1,592,641 outstanding Performance Shares to which the 2013 – 2015 performance factor will be applied.
Liability Awards (Phantom Stock-Based Awards)
Certain MetLife international subsidiaries have a liability for Phantom Stock-Based Awards in the form of Unit Options, Restricted Units, and/or Performance Units. These Share-based cash settled awards are recorded as liabilities until payout is made. Unlike Share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of one Share. The liability and corresponding expense are adjusted accordingly until the award is settled.
Unit Options
Each Unit Option is the contingent right of the holder to receive a cash payment equal to the closing price of a Share on the surrender date, less the closing price on the grant date, if the difference is greater than zero. The vast majority of Unit Options has become or will become eligible for surrender at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Unit Options have become or will become eligible for surrender on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Restricted Units
Restricted Units are units that, if they vest, are payable in cash equal to the closing price of a Share on the last day of the restriction period. The vast majority of Restricted Units normally vest in their entirety on the third anniversary of their grant date. Vesting is subject to continued service, except for employees meet specified age and service criteria and in certain other limited circumstances. Restricted Units are accounted for as liability awards. They are not credited with dividend-equivalents for actual dividends paid on Shares during the performance period.
Performance Units
Performance Units are units that, if they vest, are multiplied by a performance factor to produce a number of final Performance Units which are payable in cash equal to the closing price of a Share on a date following the last day of the three-year performance period. The performance factor for the Performance Units for any given period is determined on the identical basis as the performance factor for Performance Shares for the same performance period. Performance Units are accounted for as liability awards. They are not credited with dividend-equivalents for actual dividends paid on Shares during the performance period. Accordingly, the estimated fair value of Performance Units is based upon the closing price of a Share on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.
See “— Equity Awards — Performance Shares” for a discussion of the Performance Shares vesting period and award calculation, which is also used for Performance Units.
The following table presents a summary of Liability Awards activity:

	Unit Options	Restricted Units	Performance Units
Outstanding at January 1, 2015	1,106,996	800,040	593,923
Granted	17,183	405,747	211,473
Exercised	(107,141)	—	—
Forfeited	(41,509)	(209,357)	(63,062)
Paid	—	(334,538)	(131,062)
Outstanding at December 31, 2015	975,529	661,892	611,272
Vested and expected to vest at December 31, 2015	877,976	595,703	550,145
Statutory Equity and Income
The states of domicile of MetLife, Inc.’s U.S. insurance subsidiaries impose risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). American Life does not write business in Delaware or any other domestic state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action Level RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Statement-Based Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action Level RBC for such subsidiaries. The Company’s Statement-Based Combined RBC Ratio was in excess of 390% at both December 31, 2015 and December 31, 2014. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action Level RBC for all periods presented.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

MetLife, Inc.’s foreign insurance operations are regulated by applicable authorities of the countries in which each entity operates and are subject to minimum capital and solvency requirements in those countries before corrective action commences. At December 31, 2015 and 2014, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign insurance operation, was in excess of four times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required capital and surplus of the Company’s other foreign insurance operations was $2.8 billion and the aggregate actual regulatory capital and surplus of such operations was $7.1 billion as of the date of the most recent required capital adequacy calculation for each jurisdiction. Each of those other foreign insurance operations exceeded minimum capital and solvency requirements of their respective countries for all periods presented.
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
MetLife, Inc.’s U.S. insurance subsidiaries have no material state prescribed accounting practices, except as described below.
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Consideration Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC for the years ended December 31, 2015 and 2014 by an amount of $1.2 billion and $2.3 billion, respectively, in excess of the amount of the decrease had capital and surplus been measured under NAIC guidance.
American Life calculates its policyholder reserves on insurance written in each foreign jurisdiction in accordance with the reserve standards required by such jurisdiction. American Life is not required to quantify the impact to its statutory capital and surplus as a result of applying this prescribed practice to its branch operations. Additionally, American Life’s insurance subsidiaries are valued based on each respective subsidiary’s underlying local statutory equity, adjusted in a manner consistent with the reporting prescribed for its branch operations. This valuation basis resulted in lower statutory capital and surplus of $1.8 billion and $2.8 billion for the years ended December 31, 2015 and 2014, respectively, than if the insurance subsidiaries were valued under NAIC guidance.
The Delaware Department of Insurance approved two statutory accounting permitted practices for MetLife Insurance Company USA (“MetLife USA”). For December 31, 2013, MetLife USA applied a U.S. GAAP reserving methodology for certain foreign blocks of business held by Exeter Reassurance Company, Ltd. (“Exeter”) prior to the mergers into MetLife USA of certain of its affiliates, including Exeter, and a subsidiary. These blocks of business were recaptured by the counterparties prior to these mergers and are, therefore, not included in MetLife USA’s statutory reserves as of December 31, 2014. In addition, the Delaware Department of Insurance granted permission for MetLife USA not to calculate, record or disclose the effect of this permitted practice on statutory surplus and net income for the year ended December 31, 2013.
The tables below present amounts from MetLife, Inc.’s U.S. insurance subsidiaries, which are derived from the statutory–basis financial statements as filed with the insurance regulators.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2015	2014	2013
		(In millions)
Metropolitan Life Insurance Company	New York	$3,703	$1,487	$369
American Life Insurance Company	Delaware	$335	$(36)	$631
MetLife Insurance Company USA	Delaware	$(1,022)	$1,543	$3,358
Metropolitan Property and Casualty Insurance Company	Rhode Island	$204	$291	$282
Metropolitan Tower Life Insurance Company	Delaware	$(42)	$51	$52
Other	Various	$381	$454	$161
Statutory capital and surplus was as follows at:

	December 31,
Company	2015	2014
	(In millions)
Metropolitan Life Insurance Company	$14,485	$12,008
American Life Insurance Company	$6,115	$3,362
MetLife Insurance Company USA	$5,942	$6,042
Metropolitan Property and Casualty Insurance Company	$2,335	$2,388
Metropolitan Tower Life Insurance Company	$710	$767
Other	$417	$399
The Company’s domestic captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and ULSG assumed from other MetLife subsidiaries, have no state prescribed accounting practices, except for MetLife Reinsurance Company of Vermont (“MRV”) and MetLife Reinsurance Company of Delaware (“MRD”). MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $6.0 billion for both the years ended December 31, 2015 and 2014. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice. MRD, with the explicit permission of the Commissioner of Insurance of the State of Delaware, has included, as admitted assets, the value of letters of credit issued to MRD, which resulted in higher statutory capital and surplus of $200 million and $75 million for the years ended December 31, 2015 and 2014, respectively. MRD’s RBC would not have triggered a regulatory event without the use of the state prescribed practice. The combined statutory net income (loss) of MetLife, Inc.’s domestic captive life reinsurance subsidiaries was ($336) million, ($320) million and ($612) million for the years ended December 2015, 2014 and 2013, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practice, was $5.0 billion and $5.2 billion at December 31, 2015 and 2014, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and dividends paid:

	2016	2015	2014
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
Metropolitan Life Insurance Company (3)	$3,753	$1,489	$821	(4)
American Life Insurance Company	$—	$—	$—
MetLife Insurance Company USA	$586	$500	$155	(5)
Metropolitan Property and Casualty Insurance Company	$130	$235	$200
Metropolitan Tower Life Insurance Company	$70	$102	$73
______________

(1)
Reflects dividend amounts that may be paid during 2016 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2016, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)
As discussed below, the New York Insurance Law was amended, permitting MLIC to pay dividends without prior regulatory approval under one of two alternative formulations beginning in 2016. The dividend amount that MLIC may pay during 2016 under the new formulation is reflected in the table above.

(4)	During December 2014, MLIC distributed shares of an affiliate to MetLife, Inc. as an in-kind dividend of $113 million.

(5)
Prior to the mergers into MetLife USA of certain of its affiliates and a subsidiary, Exeter paid dividends of $155 million on its preferred stock. In August 2014, MetLife Insurance Company of Connecticut redeemed for $1.4 billion and retired 4,595,317 shares of its common stock owned by MetLife Investors Group LLC (“MLIG”). Following the redemption, in August 2014, MLIG paid a dividend of $1.4 billion to MetLife, Inc. In November 2014, MetLife Insurance Company of Connecticut changed its name to MetLife Insurance Company USA. MetLife USA did not pay dividends in 2014.

Effective for dividends paid during 2016 and going forward, the New York Insurance Law was amended permitting MLIC, without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. in any calendar year based on either of two standards. Under one standard, MLIC is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)” excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, MLIC may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, MLIC may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, MLIC will be permitted to pay a dividend to MetLife, Inc. in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Under Delaware Insurance Code, each of American Life, MetLife USA and Metropolitan Tower Life Insurance Company (“MTL”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains). Each of American Life, MetLife USA, and MTL will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware Insurance Code, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
Under the Rhode Island Insurance Code, Metropolitan Property and Casualty Insurance Company (“MPC”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the aggregate amount of all such dividends in any 12 month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) net income, not including realized capital gains, for the immediately preceding calendar year, not including pro rata distributions of MPC’s own securities. In determining whether a dividend is extraordinary, MPC may include carry forward net income from the previous two calendar years, excluding realized capital gains less dividends paid in the second and immediately preceding calendar years. MPC will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance (the “Rhode Island Commissioner”) and the Rhode Island Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. Under the Rhode Island Insurance Code, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of a stock property and casualty insurance company would support the payment of such dividends to its stockholders.
MetLife, Inc.
In addition to regulatory restrictions on the payment of dividends by its insurance subsidiaries to MetLife, Inc., the payment of dividends by MetLife, Inc. to its stockholders is also subject to restrictions. The declaration and payment of dividends is subject to the discretion of MetLife, Inc.’s Board of Directors, and will depend on its financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board. In addition, the payment of dividends on MetLife, Inc.’s common stock, and MetLife, Inc.’s ability to repurchase its common stock, may be subject to restrictions described below arising out of (i) regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) as a result of the designation of MetLife, Inc. by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), and (ii) restrictions under the terms of MetLife, Inc.’s preferred stock, and junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress, as described below. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, which are exchangeable at the option of MetLife, Inc., or in the future upon the occurrence of certain events, for junior subordinated debentures, and which contain terms with the same substantive effects described in this discussion as the terms in MetLife’s junior subordinated debentures.
Regulatory Restrictions. On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The court held oral argument on the parties’ cross motions for summary judgment on February 10, 2016. On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. See Note 23. The proposed Separation has no impact on MetLife, Inc.’s current status as a non-bank SIFI.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

The Federal Reserve Board is required under Dodd-Frank to adopt enhanced prudential standards, including heightened capital and stress testing requirements, for non-bank SIFIs. Under such stress testing requirements, MetLife, Inc.’s ability to pay dividends and repurchase stock will be dependent on demonstrating the robustness of its capital planning and projection processes, as well as its ability to maintain the Company’s capital levels above regulatory minimum levels under stress scenarios. While these stress testing requirements have been adopted, they will not be effective until rules relating to capital requirements are implemented. Although the Federal Reserve Board has indicated that it intends to apply enhanced prudential standards to non-bank SIFIs by rule or order, it has not yet done so. Therefore, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. Enhanced prudential and capital standards imposed on MetLife, Inc. as a non-bank SIFI could adversely affect its ability to pay dividends to its stockholders, as well as repurchase its common stock or other securities or engage in other transactions that could affect its capital. In addition, MetLife, Inc. may not be able to pay dividends if it does not receive sufficient funds from its operating subsidiaries, which are themselves subject to separate regulatory restrictions on their ability to pay dividends. See “─ Dividend Restrictions.”
MetLife, Inc. has also been designated as a global systemically important insurer by the Financial Stability Board. As such, it could be subject to enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not so designated. These policy proposals would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. is uncertain.
“Dividend Stopper” Provisions in the Preferred Stock and Junior Subordinated Debentures. Certain terms of MetLife, Inc.’s preferred stock and junior subordinated debentures (sometimes referred to as “dividend stoppers”) may prevent it from repurchasing its common or preferred stock or paying dividends on its common or preferred stock in certain circumstances. Dividends on the preferred stock are not cumulative. If a dividend is not declared before the dividend payment date, MetLife, Inc. has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on MetLife, Inc.’s common stock — or any other securities ranking junior to the preferred stock — unless the full dividends for the latest completed dividend period on all preferred stock, and any parity stock, have been declared and paid or provided for. Under the junior subordinated debentures, if MetLife, Inc. has not paid in full the accrued interest on its junior subordinated debentures through the most recent interest payment date, it may not repurchase or pay dividends on its common stock or other capital stock (including the preferred stock), subject to certain exceptions. The junior subordinated debentures provide that MetLife may, at its option and provided that certain conditions are met, defer payment of interest without giving rise to an event of default for periods of up to 10 years (although after five years MetLife, Inc. would be obligated to use commercially reasonable efforts to sell equity securities to raise proceeds to pay the interest), with no limitation on the number of deferral periods that MetLife, Inc. may begin, so long as all accrued and unpaid interest is paid with respect to prior deferral periods. If MetLife, Inc. were to elect to defer payments of interest, the “dividend stopper” provisions in the junior subordinated debentures would thus prevent MetLife, Inc. from repurchasing or paying dividends on its common stock or other capital stock (including the preferred stock) during the period of deferral, subject to exceptions.
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
MetLife, Inc. is a party to certain RCCs which limit its ability to eliminate these restrictions through the repayment, redemption or purchase of preferred stock or junior subordinated debentures by requiring MetLife, Inc., subject to certain limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any such repayment, redemption or purchase. See “— Preferred Stock” for a description of such covenants in effect with respect to the preferred stock, and Note 14 for a description of such covenants in effect with respect to junior subordinated debentures.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2012	$13,588	$831	$(533)	$(2,489)	$11,397
OCI before reclassifications	(8,487)	(937)	(937)	1,078	(9,283)
Deferred income tax benefit (expense)	2,807	312	(189)	(379)	2,551
AOCI before reclassifications, net of income tax	7,908	206	(1,659)	(1,790)	4,665
Amounts reclassified from AOCI	411	36	—	214	661
Deferred income tax benefit (expense)	(136)	(11)	—	(75)	(222)
Amounts reclassified from AOCI, net of income tax	275	25	—	139	439
Balance at December 31, 2013	8,183	231	(1,659)	(1,651)	5,104
OCI before reclassifications	11,197	669	(1,492)	(1,150)	9,224
Deferred income tax benefit (expense)	(3,419)	(261)	(208)	401	(3,487)
AOCI before reclassifications, net of income tax	15,961	639	(3,359)	(2,400)	10,841
Amounts reclassified from AOCI	(811)	717	77	180	163
Deferred income tax benefit (expense)	249	(280)	(27)	(63)	(121)
Amounts reclassified from AOCI, net of income tax	(562)	437	50	117	42
Sale of subsidiary (2)	(320)	—	6	—	(314)
Deferred income tax benefit (expense)	80	—	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	—	(234)
Balance at December 31, 2014	15,159	1,076	(3,303)	(2,283)	10,649
OCI before reclassifications	(7,218)	(19)	(1,646)	125	(8,758)
Deferred income tax benefit (expense)	2,519	6	(1)	(43)	2,481
AOCI before reclassifications, net of income tax	10,460	1,063	(4,950)	(2,201)	4,372
Amounts reclassified from AOCI	(223)	608	—	229	614
Deferred income tax benefit (expense)	78	(213)	—	(80)	(215)
Amounts reclassified from AOCI, net of income tax	(145)	395	—	149	399
Balance at December 31, 2015	$10,315	$1,458	$(4,950)	$(2,052)	$4,771
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$129	$603	$344	Net investment gains (losses)
Net unrealized investment gains (losses)	49	67	93	Net investment income
Net unrealized investment gains (losses)	45	141	(26)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	223	811	411
Income tax (expense) benefit	(78)	(249)	(136)
Net unrealized investment gains (losses), net of income tax	$145	$562	$275
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$85	$42	$20	Net derivative gains (losses)
Interest rate swaps	12	9	8	Net investment income
Interest rate swaps	—	—	—	Other expenses
Interest rate forwards	6	(7)	10	Net derivative gains (losses)
Interest rate forwards	5	4	3	Net investment income
Interest rate forwards	2	2	(1)	Other expenses
Foreign currency swaps	(720)	(768)	(3)	Net derivative gains (losses)
Foreign currency swaps	(1)	(2)	(3)	Net investment income
Foreign currency swaps	1	2	1	Other expenses
Credit forwards	1	—	—	Net derivative gains (losses)
Credit forwards	1	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(608)	(717)	36
Income tax (expense) benefit	213	280	(11)
Gains (losses) on cash flow hedges, net of income tax	$(395)	$(437)	$25

Foreign currency translation adjustment	$—	$(77)	$—	Net investment gains (losses)
Income tax (expense) benefit	—	27	—
Foreign currency translation adjustment, net of income tax	$—	$(50)	$—
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(233)	$(180)	$283
Amortization of prior service (costs) credit	4	—	(69)
Amortization of defined benefit plan items, before income tax	(229)	(180)	214
Income tax (expense) benefit	80	63	(75)
Amortization of defined benefit plan items, net of income tax	$(149)	$(117)	$139
Total reclassifications, net of income tax	$(399)	$(42)	$439
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 18.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

17. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Compensation	$4,938	$4,894	$5,108
Pension, postretirement and postemployment benefit costs	400	473	488
Commissions	4,517	5,153	5,428
Volume-related costs	1,002	859	842
Capitalization of DAC	(3,837)	(4,183)	(4,786)
Amortization of DAC and VOBA	3,936	4,132	3,550
Amortization of negative VOBA	(361)	(442)	(579)
Interest expense on debt	1,208	1,216	1,282
Premium taxes, licenses and fees	766	801	658
Professional services	1,511	1,457	1,454
Rent and related expenses, net of sublease income	328	361	376
Other (1)	2,361	2,370	2,781
Total other expenses	$16,769	$17,091	$16,602
__________________

(1)	See Note 19 for information on the charge related to income tax for the year ended December 31, 2015 and the Japan income tax refund for the year ended December 31, 2013.
Capitalization of DAC and Amortization of DAC and VOBA
See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 7 for a description of the DAC amortization impact associated with the closed block.
Interest Expense on Debt
See Notes 12, 13, and 14 for attribution of interest expense by debt issuance. Interest expense on debt includes interest expense related to CSEs. See Note 8.
Restructuring Charges
The Company commenced an enterprise-wide strategic initiative in 2012. This global strategy focuses on leveraging the Company’s scale to improve the value it provides to customers and shareholders in order to reduce costs, enhance revenues, achieve efficiencies and reinvest in its technology, platforms and functionality to improve its current operations and develop new capabilities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Other Expenses (continued)

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Information regarding restructuring charges was as follows:

	Years Ended December 31,
	2015			2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance at January 1,	$31	$6	$37	$40	$6	$46	$23	$—	$23
Restructuring charges	60	4	64	83	8	91	99	16	115
Cash payments	(73)	(6)	(79)	(92)	(8)	(100)	(82)	(10)	(92)
Balance at December 31,	$18	$4	$22	$31	$6	$37	$40	$6	$46
Total restructuring charges incurred since inception of initiative	$383	$46	$429	$323	$42	$365	$240	$34	$274
Management estimates the range for further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2016 to be $5 million to $10 million.
18. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor and/or administer various U.S. qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. U.S. pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. The U.S. nonqualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. The non-U.S. pension plans generally provide benefits based upon either years of credited service and earnings preceding-retirement or points earned on job grades and other factors in years of service.
These subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for U.S. retired employees. Employees of these subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for one of the subsidiaries may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total costs of postretirement medical benefits. Employees hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

The benefit obligations, funded status and net periodic benefit costs related to these pension and other postretirement benefits were comprised of the following:

	December 31, 2015						December 31, 2014
	Pension Benefits			Other Postretirement Benefits			Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
	(In millions)
Benefit obligations	$9,759	$747	$10,506	$1,895	$29	$1,924	$10,262	$739	$11,001	$2,110	$35	$2,145
Estimated fair value of plan assets	8,490	261	8,751	1,373	9	1,382	8,750	253	9,003	1,426	10	1,436
Over (under) funded status	$(1,269)	$(486)	$(1,755)	$(522)	$(20)	$(542)	$(1,512)	$(486)	$(1,998)	$(684)	$(25)	$(709)
Net periodic benefit costs	$273	$73	$346	$63	$6	$69	$346	$79	$425	$43	$5	$48

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

Obligations and Funded Status

	December 31,
	2015		2014
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations
Benefit obligations at January 1,	$11,001	$2,145	$9,335	$1,875
Service costs	276	17	262	16
Interest costs	423	90	456	94
Plan participants’ contributions	—	30	—	30
Net actuarial (gains) losses	(627)	(235)	1,607	264
Acquisition, divestitures, settlements and curtailments	(4)	(2)	(18)	(5)
Change in benefits	—	(7)	(4)	(9)
Benefits paid	(531)	(109)	(536)	(116)
Effect of foreign currency translation	(32)	(5)	(101)	(4)
Benefit obligations at December 31,	10,506	1,924	11,001	2,145
Change in plan assets
Estimated fair value of plan assets at January 1,	9,003	1,436	8,024	1,366
Actual return on plan assets	(127)	4	1,108	112
Acquisition, divestitures and settlements	(3)	(4)	(10)	—
Plan participants’ contributions	—	30	—	30
Employer contributions	424	26	450	44
Benefits paid	(531)	(109)	(536)	(116)
Effect of foreign currency translation	(15)	(1)	(33)	—
Estimated fair value of plan assets at December 31,	8,751	1,382	9,003	1,436
Over (under) funded status at December 31,	$(1,755)	$(542)	$(1,998)	$(709)
Amounts recognized in the consolidated balance sheets
Other assets	$5	$1	$7	$1
Other liabilities	(1,760)	(543)	(2,005)	(710)
Net amount recognized	$(1,755)	$(542)	$(1,998)	$(709)
AOCI
Net actuarial (gains) losses	$2,945	$222	$3,093	$425
Prior service costs (credit)	—	(14)	(1)	(10)
AOCI, before income tax	$2,945	$208	$3,092	$415
Accumulated benefit obligation	$10,082	N/A	$10,355	N/A
_____________

(1)	Includes nonqualified unfunded plans, for which the aggregate PBO was $1.1 billion and $1.3 billion at December 31, 2015 and 2014, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

Information for pension plans with PBOs in excess of plan assets and accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2015	2014	2015	2014
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$10,437	$10,944	$2,476	$2,615
Accumulated benefit obligations	$10,052	$10,304	$2,340	$2,362
Estimated fair value of plan assets	$8,715	$8,931	$839	$853
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2015		2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs
Service costs	$276	$17	$262	$16	$303	$22
Interest costs	423	90	456	94	403	94
Settlement and curtailment costs	(1)	3	19	4	(2)	1
Expected return on plan assets	(542)	(80)	(482)	(76)	(489)	(76)
Amortization of net actuarial (gains) losses	191	42	169	11	228	55
Amortization of prior service costs (credit)	(1)	(3)	1	(1)	6	(75)
Total net periodic benefit costs (credit)	346	69	425	48	449	21
Other changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gains) losses	43	(161)	960	223	(544)	(532)
Prior service costs (credit)	—	(7)	(20)	(13)	—	—
Amortization of net actuarial (gains) losses	(191)	(42)	(169)	(11)	(228)	(57)
Amortization of prior service (costs) credit	1	3	(1)	1	(6)	75
Total recognized in OCI	(147)	(207)	770	200	(778)	(514)
Total recognized in net periodic benefit costs and OCI	$199	$(138)	$1,195	$248	$(329)	$(493)
The estimated net actuarial (gains) losses and prior service costs (credit) for the defined benefit pension plans and other postretirement benefit plans that will be amortized from AOCI into net periodic benefit costs over the next year are $193 million and ($1) million, and $13 million and ($7) million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

Assumptions
Assumptions used in determining benefit obligations for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2015
Weighted average discount rate	4.50%			4.60%
Rate of compensation increase	2.25%	-	8.50%	N/A
December 31, 2014
Weighted average discount rate	4.10%			4.10%
Rate of compensation increase	2.25%	-	8.50%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. Plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2015
Weighted average discount rate	4.10%			4.10%
Weighted average expected rate of return on plan assets	6.25%			5.70%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2014
Weighted average discount rate	5.15%			5.15%
Weighted average expected rate of return on plan assets	6.25%			5.70%
Rate of compensation increase	3.50%	-	7.50%	N/A
Year Ended December 31, 2013
Weighted average discount rate	4.20%			4.20%
Weighted average expected rate of return on plan assets	6.25%			5.76%
Rate of compensation increase	3.50%	-	7.50%	N/A
The weighted average discount rate for the U.S. plans is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate PBO when due.
The weighted average expected rate of return on plan assets for the U.S. plans is based on anticipated performance of the various asset sectors in which the plans invest, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the long-term expectations on the performance of the markets. While the precise expected rate of return derived using this approach will fluctuate from year to year, the policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate.
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2016 is currently anticipated to be 6.00% for U.S. pension benefits and 5.52% for U.S. other postretirement benefits.
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2015		2014
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	6.3%	10.3%	6.4%	6.4%
Ultimate rate to which cost increase is assumed to decline	4.2%	4.6%	4.4%	4.7%
Year in which the ultimate trend rate is reached	2086	2091	2094	2089

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects on the U.S. Plans as of December 31, 2015:

	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$15	$(12)
Effect of accumulated postretirement benefit obligations	$253	$(207)
As of December 31, 2014, the improved mortality rate assumption used for all U.S. pension and postretirement benefit plans is the RP-2000 healthy mortality table projected generationally using 175% of Scale AA. The mortality rate assumption was revised based upon the results of a comprehensive study of MetLife’s demographic experience and reflects the current best estimate of expected mortality rates for MetLife’s participant population. Prior to December 31, 2014, the mortality rate assumption used to value the benefit obligations and net periodic benefit cost for these plans was the RP-2000 healthy mortality table projected generationally using 100% of Scale AA.
Plan Assets
Certain U.S. subsidiaries provide employees with benefits under various Employee Retirement Income Security Act of 1974 (“ERISA”) benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of these U.S. subsidiaries’ qualified pension plans are held in an insurance group annuity contract, and the vast majority of the assets of the postretirement medical plan and backing the retiree life coverage are held in a trust which largely utilizes insurance contracts to hold the assets. All of these contracts are issued by the Company’s insurance affiliates, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity and equity securities, derivatives, real estate, private equity investments and hedge fund investments.
The insurance contract provider engages investment management firms (“Managers”) to serve as sub-advisors for the separate accounts based on the specific investment needs and requests identified by the plan fiduciary. These Managers have portfolio management discretion over the purchasing and selling of securities and other investment assets pursuant to the respective investment management agreements and guidelines established for each insurance separate account. The assets of the qualified pension plans and postretirement medical plans (the “Invested Plans”) are well diversified across multiple asset categories and across a number of different Managers, with the intent of minimizing risk concentrations within any given asset category or with any of the given Managers.
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
Derivative contracts may be used to reduce investment risk, to manage duration and to replicate the risk/return profile of an asset or asset class. Derivatives may not be used to leverage a portfolio in any manner, such as to magnify exposure to an asset, asset class, interest rates or any other financial variable. Derivatives are also prohibited for use in creating exposures to securities, currencies, indices or any other financial variable that is otherwise restricted.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2015 for the Invested Plans:

	December 31,
	2015				2014
	U.S. Pension Benefits		U.S. Other Postretirement Benefits		U.S. Pension Benefits	U.S. Other Postretirement Benefits
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities	80%	71%	76%	73%	69%	71%
Equity securities	10%	14%	24%	25%	15%	27%
Alternative securities (1)	10%	15%	—%	2%	16%	2%
Total assets		100%		100%	100%	100%
______________

(1)
Alternative securities primarily include derivative assets, money market securities, short-term investments and other investments. U.S. other postretirement benefits do not include postretirement life’s target and actual allocation of plan assets that are all in short-term investments.

Estimated Fair Value
The pension and other postretirement benefit plan assets are categorized into a three-level fair value hierarchy, as described in Note 10, based upon the significant input with the lowest level in its valuation. The Level 2 asset category includes certain separate accounts that are primarily invested in liquid and readily marketable securities. The estimated fair value of such separate accounts is based upon reported NAV provided by fund managers and this value represents the amount at which transfers into and out of the respective separate account are effected. These separate accounts provide reasonable levels of price transparency and can be corroborated through observable market data. Directly held investments are primarily invested in U.S. and foreign government and corporate securities. The Level 3 asset category includes separate accounts that are invested in assets that provide little or no price transparency due to the infrequency with which the underlying assets trade and generally require additional time to liquidate in an orderly manner. Accordingly, the values for separate accounts invested in these alternative asset classes are based on inputs that cannot be readily derived from or corroborated by observable market data.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2015
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$2,979	$78	$3,057	$18	$281	$1	$300
U.S. government bonds	994	493	—	1,487	193	12	—	205
Foreign bonds	—	764	17	781	—	69	—	69
Federal agencies	—	228	—	228	—	34	—	34
Municipals	—	302	—	302	—	56	—	56
Other (1)	—	354	7	361	—	47	—	47
Total fixed maturity securities	994	5,120	102	6,216	211	499	1	711
Equity securities:
Common stock - domestic	751	24	—	775	126	—	—	126
Common stock - foreign	378	61	—	439	111	—	—	111
Total equity securities	1,129	85	—	1,214	237	—	—	237
Other investments	32	84	723	839	—	—	—	—
Short-term investments	10	309	—	319	1	431	—	432
Money market securities	9	49	—	58	—	—	—	—
Derivative assets	26	3	76	105	2	—	—	2
Total assets	$2,200	$5,650	$901	$8,751	$451	$930	$1	$1,382

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

	December 31, 2014
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$2,704	$80	$2,784	$42	$244	$3	$289
U.S. government bonds	1,605	223	—	1,828	169	12	—	181
Foreign bonds	—	808	17	825	—	78	—	78
Federal agencies	—	254	—	254	—	35	—	35
Municipals	—	270	—	270	—	74	—	74
Other (1)	—	188	8	196	—	63	—	63
Total fixed maturity securities	1,605	4,447	105	6,157	211	506	3	720
Equity securities:
Common stock - domestic	951	—	—	951	188	—	—	188
Common stock - foreign	394	57	—	451	80	—	—	80
Total equity securities	1,345	57	—	1,402	268	—	—	268
Other investments	34	24	745	803	—	—	—	—
Short-term investments	189	276	—	465	14	433	—	447
Money market securities	29	56	—	85	—	—	—	—
Derivative assets	11	7	73	91	—	1	—	1
Total assets	$3,213	$4,867	$923	$9,003	$493	$940	$3	$1,436
______________

(1)	Other primarily includes mortgage-backed securities, collateralized mortgage obligations and ABS.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities:			Equity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2014	$59	$11	$19	$148	$602	$37
Realized gains (losses)	3	—	—	—	(13)	(16)
Unrealized gains (losses)	—	—	—	—	112	18
Purchases, sales, issuances and settlements, net	11	6	(2)	—	(104)	34
Transfers into and/or out of Level 3	7	—	(9)	(148)	148	—
Balance, December 31, 2014	$80	$17	$8	$—	$745	$73
Realized gains (losses)	1	—	—	—	—	(11)
Unrealized gains (losses)	(4)	(1)	2	—	55	(9)
Purchases, sales, issuances and settlements, net	8	2	(1)	—	(77)	23
Transfers into and/or out of Level 3	(7)	(1)	(2)	—	—	—
Balance, December 31, 2015	$78	$17	$7	$—	$723	$76
______________

(1)	Other includes ABS and collateralized mortgage obligations.
Other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs were not significant for the years ended December 31, 2015 and 2014.
Expected Future Contributions and Benefit Payments
It is the subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2016. The subsidiaries expect to make discretionary contributions to the qualified pension plan of $300 million in 2016. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. nonqualified pension plans are primarily funded from the subsidiaries’ general assets as they become due under the provision of the plans, therefore benefit payments equal employer contributions. The U.S. subsidiaries expect to make contributions of $65 million to fund the benefit payments in 2016.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the subsidiaries may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The U.S. subsidiaries expect to make contributions of $50 million towards benefit obligations in 2016 to pay postretirement medical claims.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Employee Benefit Plans (continued)

Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2016	$545	$86
2017	$570	$87
2018	$582	$90
2019	$606	$92
2020	$627	$95
2021-2025	$3,463	$508
Additional Information
As previously discussed, most of the assets of the U.S. pension benefit plans are held in a group annuity contract issued by the subsidiaries while some of the assets of the U.S. postretirement benefit plans are held in a trust which largely utilizes life insurance contracts issued by the subsidiaries to hold such assets. Total revenues from these contracts recognized in the consolidated statements of operations were $55 million, $50 million and $49 million for the years ended December 31, 2015, 2014 and 2013, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was ($130) million, $1.2 billion and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively. The terms of these contracts are consistent in all material respects with those the subsidiaries offer to unaffiliated parties that are similarly situated.
Defined Contribution Plans
Certain subsidiaries sponsor defined contribution plans under which a portion of employee contributions are matched. These subsidiaries contributed $80 million, $77 million and $93 million for the years ended December 31, 2015, 2014 and 2013, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

19. Income Tax
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Current:
Federal	$584	$(56)	$85
State and local	10	9	2
Foreign	556	779	422
Subtotal	1,150	732	509
Deferred:
Federal	701	1,597	(250)
State and local	—	(1)	(11)
Foreign	297	137	413
Subtotal	998	1,733	152
Provision for income tax expense (benefit)	$2,148	$2,465	$661

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Income (loss) from continuing operations:
Domestic	$3,743	$6,043	$1,186
Foreign	3,727	2,761	2,866
Total	$7,470	$8,804	$4,052

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Tax provision at U.S. statutory rate	$2,615	$3,081	$1,418
Tax effect of:
Dividend received deduction	(216)	(204)	(166)
Tax-exempt income	(73)	(92)	(96)
Prior year tax (1)	555	21	75
Low income housing tax credits	(225)	(209)	(194)
Other tax credits	(80)	(77)	(54)
Foreign tax rate differential (2),(3),(4)	(465)	(118)	(340)
Change in valuation allowance	5	(3)	30
Deferred tax effects of branch conversions	—	—	4
Other, net	32	66	(16)
Provision for income tax expense (benefit)	$2,148	$2,465	$661
______________

(1)	As discussed further below, prior year tax includes a $557 million non-cash charge related to an uncertain tax position.

(2)
For the year ended December 31, 2015, foreign tax rate differential includes one-time tax benefits of $174 million related to a Japan tax rate change, $61 million related to restructuring in Chile, $57 million related to the repatriation of earnings from Japan, $41 million related to certain non-portfolio net investment gains that were non-taxable and $31 million related to the devaluation of the peso in Argentina. These benefits were partially offset by one-time charges of $88 million related to the impact of foreign exchange on investment gains in Argentina and $36 million as a result of a deferred tax liability true-up in Japan.

(3)
For the year ended December 31, 2014, foreign tax rate differential includes a one-time tax charge of $54 million related to tax reform in Chile and $45 million related to the repatriation of earnings from Japan, partially offset by a one-time tax benefit of $13 million related to the change in repatriation assumption for foreign earnings of the United Arab Emirates (“UAE”).

(4)
For the year ended December 31, 2013, foreign tax rate differential includes one-time tax benefits of $119 million related to the receipt of a Japan tax refund, $69 million related to the estimated reversal of Japan temporary differences, and $65 million related to the change in repatriation assumptions for foreign earnings of certain European operations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2015	2014
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,734	$3,022
Net operating loss carryforwards	1,229	1,293
Employee benefits	1,094	1,068
Capital loss carryforwards	9	26
Tax credit carryforwards	1,264	1,733
Litigation-related and government mandated	260	315
Other	858	831
Total gross deferred income tax assets	6,448	8,288
Less: Valuation allowance	203	224
Total net deferred income tax assets	6,245	8,064
Deferred income tax liabilities:
Investments, including derivatives	4,469	4,554
Intangibles	1,606	1,877
Net unrealized investment gains	5,639	7,971
DAC	5,000	5,153
Other	123	330
Total deferred income tax liabilities	16,837	19,885
Net deferred income tax asset (liability)	$(10,592)	$(11,821)
The Company also has recorded a valuation allowance charge of $5 million related to certain state and foreign net operating loss carryforwards. In addition, a $21 million reduction was related to foreign currency movement and a $5 million reduction was recorded as a balance sheet reclassification with other deferred tax assets. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign and state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)

The following table sets forth the domestic, state, and foreign net operating loss carryforwards and the domestic capital loss carryforwards for tax purposes at December 31, 2015.

	Net Operating Loss Carryforwards			Capital Loss Carryforwards
	Domestic	State	Foreign	Domestic
	(In millions)
Expiration
2016-2020	$—	$31	$140	$27
2021-2025	—	52	24	—
2026-2030	1,096	41	—	—
2031-2035	2,107	12	—	—
Indefinite	—	—	668	—
	$3,203	$136	$832	$27
The following table sets forth the general business credits, foreign tax credits, and other credit carryforwards for tax purposes at December 31, 2015.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration
2016-2020	$—	$—	$—
2021-2025	—	570	—
2026-2030	104	—	—
2031-2035	529	—	—
Indefinite	—	—	342
	$633	$570	$342
In December 2012, the Tokyo District Court ruled in favor of the Japan branch of American Life in a tax case related to the deduction of unrealized foreign exchange losses on certain securities held by American Life prior to its acquisition by MetLife. During the first quarter of 2013, American Life received a refund of ¥16 billion ($176 million) related to income tax, interest and penalties. Under the indemnification provisions of the stock purchase agreement dated March 7, 2010, as amended, by and among MetLife, Inc., American International Group, Inc. (“AIG”) and AM Holdings, MetLife, Inc. has remitted the refund to AIG, net of certain amounts it can retain as a counter claim. The receipt of the refund, net of obligations to AIG with related foreign currency exchange impact and corresponding U.S. tax effects, resulted in a net charge of $16 million in the consolidated statements of operations for the year ended December 31, 2013, which was comprised of a $154 million charge included in other expenses, a $19 million gain included in other net investment gains (losses) and a $119 million benefit included in provision for income tax expense (benefit).
The Company has not provided U.S. deferred taxes on cumulative earnings of certain non-U.S. affiliates that have been reinvested indefinitely. These earnings relate to ongoing operations and have been reinvested in active non-U.S. business operations. The Company does not intend to repatriate these earnings to fund U.S. operations. Deferred taxes are provided for earnings of non-U.S. affiliates when the Company plans to remit those earnings. At December 31, 2015, the Company had not made a provision for U.S. taxes on approximately $4.9 billion of the excess of the amount for financial reporting over the tax bases of investments in foreign subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)

The Company considers the earnings of Japan and the Middle East (excluding the UAE and Turkey) to be available for repatriation. Earnings from the remaining foreign countries are considered to be permanently reinvested. In 2014 and 2013, the Company changed its repatriation assumptions related to the UAE and certain of its European operations, respectively, and now considers these foreign earnings to be permanently reinvested.
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2007, except for i) 2000 through 2002 where the IRS disallowance relates to certain tax credits claimed - in April 2015, the Company received a Statutory Notice of Deficiency (the “Notice”) and paid the tax thereon in September 2015 (see additional details below); and ii) 2003 through 2006, where the IRS disallowance related predominantly to certain tax credits claimed and the Company is engaged with IRS Appeals. Management believes it has established adequate tax liabilities and final resolution for the years 2000 through 2006 is not expected to have a material impact on the Company’s consolidated financial statements. In material foreign jurisdictions, the Company is no longer subject to income tax examination for years prior to 2009.
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
There has been no change in the Company’s position on the disallowance of its foreign tax credits by the IRS. The Company continues to contest the disallowance of these foreign tax credits by the IRS as management believes the facts strongly support the Company’s position. The Company will defend its position vigorously and does not expect any additional charges related to this matter.
Also related to the aforementioned foreign tax credit matter, on April 9, 2015, the IRS issued the Notice to the Company. The Notice asserted that the Company owes additional taxes and interest for 2000 through 2002 primarily due to the disallowance of foreign tax credits. The transactions that are the subject of the Notice continue through 2009, and it is likely that the IRS will seek to challenge these later periods. On September 18, 2015, the Company paid the assessed tax and interest of $444 million for 2000 through 2002 and will subsequently file a claim for a refund. On November 19, 2015, $9 million of this amount was refunded from the IRS as an overpayment of interest.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Income Tax (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$779	$774	$708
Additions for tax positions of prior years (1)	579	74	117
Reductions for tax positions of prior years	(24)	(88)	(37)
Additions for tax positions of current year	28	23	39
Reductions for tax positions of current year	(1)	—	(1)
Settlements with tax authorities	(38)	(4)	(52)
Balance at December 31,	$1,323	$779	$774
Unrecognized tax benefits that, if recognized would impact the effective rate	$1,268	$690	$661
______________
(1) The significant increase in 2015 is related to the non-cash charge discussed above.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Interest recognized in the consolidated statements of operations (1)	$388	$26	$20

		December 31,
		2015	2014
		(In millions)
Interest included in other liabilities in the consolidated balance sheets (1)		$671	$283
______________
(1) The significant increase in 2015 is related to the non-cash charge discussed above.
The Company had insignificant penalties for the years ended December 31, 2015, 2014 and 2013.
The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2015, 2014, and 2013, the Company recognized an income tax benefit of $220 million, $234 million and $164 million, respectively, related to the separate account DRD. The 2015 benefit included a benefit of $12 million related to a true-up of the 2014 tax return. The 2014 and 2013 benefit included a benefit of $38 million and $6 million related to a true-up of the 2013 and 2012 tax returns, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

20. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Years Ended December 31,
	2015	2014	2013
	(In millions, except share and per share data)
Weighted Average Shares
Weighted average common stock outstanding for basic earnings per common share	1,117,775,843	1,128,671,410	1,105,579,693
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	—	2,928,570	1,164,018
Exercise or issuance of stock-based awards	10,567,542	10,863,468	9,458,999
Weighted average common stock outstanding for diluted earnings per common share	1,128,343,385	1,142,463,448	1,116,202,710
Income (Loss) from Continuing Operations
Income (loss) from continuing operations, net of income tax	$5,322	$6,339	$3,391
Less: Income (loss) from continuing operations, net of income tax, attributable to noncontrolling interests	12	27	25
Less: Preferred stock dividends	116	122	122
Preferred stock repurchase premium	42	—	—
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$5,152	$6,190	$3,244
Basic	$4.61	$5.48	$2.94
Diluted	$4.57	$5.42	$2.91
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations, net of income tax	$—	$(3)	$2
Less: Income (loss) from discontinued operations, net of income tax, attributable to noncontrolling interests	—	—	—
Income (loss) from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$(3)	$2
Basic	$—	$—	$—
Diluted	$—	$—	$—
Net Income (Loss)
Net income (loss)	$5,322	$6,336	$3,393
Less: Net income (loss) attributable to noncontrolling interests	12	27	25
Less: Preferred stock dividends	116	122	122
Preferred stock repurchase premium	42	—	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$5,152	$6,187	$3,246
Basic	$4.61	$5.48	$2.94
Diluted	$4.57	$5.42	$2.91
______________

(1)	See Note 15 for a description of the Company’s common equity units.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2015. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2015, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $460 million.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)

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
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2015	2014	2013
	(In millions, except number of claims)
Asbestos personal injury claims at year end	67,787	68,460	67,983
Number of new claims during the year	3,856	4,636	5,898
Settlement payments during the year (1)	$56.1	$46.0	$37.0
______________

(1)	Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses.
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
21. Contingencies, Commitments and Guarantees (continued)

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. As previously disclosed, in 2014, MLIC increased its recorded liability for asbestos-related claims to $690 million. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through December 31, 2015.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries seeking a broad range of information from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission (“SEC”); federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”), as well as from local and national regulators and government authorities in countries outside the United States where MetLife conducts business. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.
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
In May 2013, MetLife Bank received a subpoena from the U.S. Department of Justice requiring production of documents relating to MetLife Bank’s payment of certain foreclosure-related expenses to law firms and business entities affiliated with law firms and relating to MetLife Bank’s supervision of such payments, including expenses submitted to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corp. and the U.S. Department of Housing and Urban Development for reimbursement. It is possible that various state or federal regulatory and law enforcement authorities may seek monetary penalties from MLHL relating to foreclosure practices.
The inquiry referred to above could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions, and result in significant legal costs in responding to governmental investigations or other litigation. Exiting the MetLife Bank businesses may not protect MetLife from inquiries and investigations relating to residential mortgage servicing and foreclosure activities, or any fines, penalties, equitable remedies or enforcement actions that may result, the costs of responding to any such governmental investigations, or other litigation. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by these regulatory matters.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)

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
Sales Practices Regulatory Matters
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife USA, New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”), and broker-dealer, MetLife Securities, Inc. (“MSI”). These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
FINRA Investigation of Sale and Replacement of Variable Annuities
On September 25, 2015, FINRA served notice that it will recommend disciplinary action against MetLife, Inc.’s affiliated broker-dealer, MSI, in connection with potential violations of FINRA rules regarding alleged misrepresentations, suitability, and supervision in connection with sales and replacements of variable annuities and certain riders on such annuities. FINRA staff has indicated they will seek a significant fine. The Company is cooperating in this investigation. The Company has included what it believes to be the probable and estimable amount of such loss in the Company’s consolidated financial statements, and has included amounts for potential additional liability in excess of that accrued in the aggregate estimate of reasonably possible loss provided above.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)

Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that MLIC violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MetLife Investors USA, NELICO, MetLife Insurance Company of Connecticut and GALIC, respectively. On June 16, 2015, the West Virginia Supreme Court of Appeals reversed the Circuit Court’s order that had granted defendants’ motions to dismiss the actions and remanded them to the Circuit Court for further proceedings. The defendants intend to defend these actions vigorously.
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
City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (Circuit Court of Jefferson County Alabama, filed July 5, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On March 31, 2015, a federal court granted plaintiff’s motion to remand this action to state court. On October 14, 2015, the state court denied the defendants’ motion to dismiss the complaint. The defendants intend to defend this action vigorously.
Derivative Actions
Seeking to sue derivatively on behalf of MetLife, Inc., two shareholders commenced separate actions against members of the MetLife, Inc. Board of Directors, alleging that they breached their fiduciary and other duties to the Company. Plaintiffs alleged that the defendants failed to ensure that the Company complied with state unclaimed property laws and to ensure that the Company accurately reported its earnings. Plaintiffs alleged that because of the defendants’ breaches of duty, MetLife, Inc. had incurred damage to its reputation and had suffered other unspecified damages. The two actions (Mallon v. Kandarian, et al. (S.D.N.Y., filed March 28, 2012) and Martino v. Kandarian, et al. (S.D.N.Y., filed April 19, 2012)) were consolidated. On December 25, 2015, the court granted the defendants’ motion to dismiss the consolidated action, holding that the action is moot.
Total Control Accounts Litigation
MLIC is a defendant in a lawsuit related to its use of retained asset accounts, known as TCA, as a settlement option for death benefits.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)

Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this putative class action lawsuit on behalf of all persons for whom MLIC established a TCA to pay death benefits under an ERISA plan. The action alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the putative class. The court denied MLIC’s motion to dismiss the complaint. The Company intends to defend this action vigorously.
Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Ins. Co. (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by MLIC from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions were consolidated with the Robainas action. The consolidated complaint alleges that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit sought recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. On October 9, 2015, the court granted MLIC’s motion to dismiss the consolidated complaint, finding that plaintiffs lacked Article III standing because they did not allege any concrete injury as a result of the alleged conduct. Plaintiffs appealed this decision to the Second Circuit Court of Appeals.
Intoccia v. Metropolitan Life Ins. Co. (S.D.N.Y., April 20, 2015)
Plaintiffs filed this putative class action on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with MLIC from 2009 through 2015 (the “Annuities”). The court consolidated Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015) with the Intoccia case, and the consolidated, amended complaint alleges that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. The Court granted MLIC’s motion to dismiss, adopting the reasoning of the Robainas decision. Plaintiffs appealed this decision to the Second Circuit Court of Appeals.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On August 8, 2014, the court denied the parties’ motions for summary judgment. The court has set a June 6, 2016 trial date.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)

Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC and that were transferred to Sun Life. Sun Life had asked that the court require MLIC to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of MLIC’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties appealed but subsequently agreed to withdraw the appeal and consider the indemnity claim through arbitration. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto, Fehr v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by MLIC and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life in May 2013, again without naming MLIC as a party. On August 30, 2011, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. These sales practices cases against Sun Life are ongoing and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.
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
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015).
MetLife, Inc. filed this action in federal court seeking to overturn the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded. The court held oral argument on the parties’ cross motions for summary judgment on February 10, 2016.
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
Martin v. Metropolitan Life Insurance Company, (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by MLIC in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that MLIC has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. The Company intends to defend this action vigorously.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)

Lau v. Metropolitan Life Insurance Co. (S.D.N.Y. filed, December 3, 2015)
This putative class action lawsuit was filed by a single defined contribution plan participant on behalf of all ERISA plans whose assets were invested in MetLife’s “Group Annuity Contract Stable Value Funds” within the past six years. The suit alleges breaches of fiduciary duty under ERISA and challenges the “spread” with respect to the stable value fund group annuity products sold to retirement plans. The allegations focus on the methodology MetLife uses to establish and reset the crediting rate, the terms under which plan participants are permitted to transfer funds from a stable value option to another investment option, the procedures followed if an employer terminates a contract, and the level of disclosure provided. Plaintiff seeks declaratory and injunctive relief, as well as damages in an unspecified amount. The Company intends to defend this action vigorously.
Sales Practices Claims
Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds, other products or the misuse of client assets. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
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
Commitments
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space, information technology, aircrafts, automobiles, and other equipment. Future minimum gross rental payments relating to these lease arrangements are as follows:

Amount
(In millions)
2016	$321
2017	251
2018	224
2019	185
2020	172
Thereafter	874
Total	$2,027

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)

Total minimum rentals to be received in the future under non-cancelable subleases were $97 million as of December 31, 2015. Operating lease expense was $364 million, $347 million and $372 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2015	2014
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$45	$50
Premium tax offsets currently available for paid assessments	64	84
	$109	$134
Other Liabilities:
Insolvency assessments	$65	$73

Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.4 billion and $4.0 billion at December 31, 2015 and 2014, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $7.1 billion and $5.3 billion at December 31, 2015 and 2014, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.5 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Contingencies, Commitments and Guarantees (continued)

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
The Company has also minimum fund yield requirements on certain international pension funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.
The Company’s recorded liabilities were $8 million and $4 million at December 31, 2015 and 2014, respectively, for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

22. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2015 and 2014 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2015
Total revenues	$18,710	$16,166	$18,031	$17,044
Total expenses	$15,651	$15,053	$15,868	$15,909
Income (loss) from continuing operations, net of income tax	$2,163	$1,119	$1,198	$842
Income (loss) from discontinued operations, net of income tax	$—	$—	$—	$—
Net income (loss)	$2,163	$1,119	$1,198	$842
Less: Net income (loss) attributable to noncontrolling interests	$5	$4	$(5)	$8
Net income (loss) attributable to MetLife, Inc.	$2,158	$1,115	$1,203	$834
Less: Preferred stock dividends	$30	$31	$6	$49
Preferred stock repurchase premium	$—	$42	$—	$—
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,128	$1,042	$1,197	$785
Basic earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1.89	$0.93	$1.07	$0.71
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$1.92	$1.00	$1.08	$0.75
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.89	$0.93	$1.07	$0.71
Diluted earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1.87	$0.92	$1.06	$0.70
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$1.90	$0.99	$1.06	$0.74
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.87	$0.92	$1.06	$0.70
2014
Total revenues	$17,085	$18,266	$18,846	$19,119
Total expenses	$15,259	$16,316	$15,894	$17,043
Income (loss) from continuing operations, net of income tax	$1,342	$1,376	$2,094	$1,527
Income (loss) from discontinued operations, net of income tax	$(3)	$—	$—	$—
Net income (loss)	$1,339	$1,376	$2,094	$1,527
Less: Net income (loss) attributable to noncontrolling interests	$11	$10	$—	$6
Net income (loss) attributable to MetLife, Inc.	$1,328	$1,366	$2,094	$1,521
Less: Preferred stock dividends	$30	$31	$30	$31
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,298	$1,335	$2,064	$1,490
Basic earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1.15	$1.18	$1.83	$1.31
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$1.18	$1.21	$1.86	$1.34
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.15	$1.18	$1.83	$1.31
Diluted earnings per common share
Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$1.14	$1.17	$1.81	$1.30
Income (loss) from discontinued operations, net of income tax, attributable to MetLife, Inc.	$—	$—	$—	$—
Net income (loss) attributable to MetLife, Inc.	$1.16	$1.20	$1.84	$1.33
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.14	$1.17	$1.81	$1.30

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)

23. Subsequent Events
Common Stock Repurchases
In 2016, through January 7, 2016, MetLife, Inc. repurchased 1,445,864 shares of its common stock in the open market for $70 million completing the September 2015 authorization.
Dividends
Preferred Stock
On February 19, 2016, MetLife, Inc. announced a first quarter 2016 dividend of $0.253 per share, for a total of $6 million, on its Series A preferred stock, subject to the final confirmation that it has met the financial tests specified in the certificate of designation for the Series A preferred stock, which the Company anticipates will be made and announced on or about March 7, 2016. The dividend will be payable March 15, 2016 to shareholders of record as of February 29, 2016.
Common Stock
On January 6, 2016, the MetLife, Inc. Board of Directors declared a first quarter 2016 common stock dividend of $0.375 per share payable on March 14, 2016 to shareholders of record as of February 5, 2016. The Company estimates that the aggregate dividend payment will be $413 million.
The Separation
On January 12, 2016, the Company announced its plan to pursue the Separation. The Company is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission filing and review process, as well as market conditions. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2015
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$56,499	$61,646	$61,646
Foreign government securities	45,451	50,499	50,499
Public utilities	17,789	19,029	19,029
State and political subdivision securities	13,723	15,441	15,441
All other corporate bonds	133,194	137,379	137,379
Total bonds	266,656	283,994	283,994
Mortgage-backed and asset-backed securities	64,822	65,824	65,824
Redeemable preferred stock	1,486	1,584	1,584
Total fixed maturity securities	332,964	351,402	351,402
Fair value option and trading securities	14,569	15,024	15,024
Equity securities:
Common stock:
Industrial, miscellaneous and all other	1,713	1,988	1,988
Public utilities	199	181	181
Banks, trust and insurance companies	50	83	83
Non-redeemable preferred stock	1,035	1,069	1,069
Total equity securities	2,997	3,321	3,321
Mortgage loans held-for-investment	67,102		67,102
Policy loans	11,258		11,258
Real estate and real estate joint ventures	8,388		8,388
Real estate acquired in satisfaction of debt	45		45
Other limited partnership interests	7,096		7,096
Short-term investments	9,299		9,299
Other invested assets	22,524		22,524
Total investments	$476,242		$495,459
______________

(1)
The Company’s FVO and trading securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds and, to a lesser extent, short-term investments and cash and cash equivalents. Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2015 and 2014
(In millions, except share and per share data)

	2015	2014
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $5,023 and $5,037, respectively)	$5,028	$5,088
Short-term investments, principally at estimated fair value	268	378
Other invested assets, at estimated fair value	830	1,336
Total investments	6,126	6,802
Cash and cash equivalents	421	443
Accrued investment income	76	46
Investment in subsidiaries	85,977	88,152
Loans to subsidiaries	1,200	1,709
Other assets	1,177	1,406
Total assets	$94,977	$98,558
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under derivatives transactions	$227	$349
Long-term debt — unaffiliated	16,994	15,317
Long-term debt — affiliated	3,314	3,600
Collateral financing arrangements	2,797	2,797
Junior subordinated debt securities	1,748	1,748
Payables to subsidiaries	147	459
Other liabilities	1,801	2,235
Total liabilities	27,028	26,505
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,159,590,766 and 1,153,998,144 shares issued, respectively; 1,098,028,525 and 1,131,927,894 shares outstanding, respectively	12	12
Additional paid-in capital	30,749	30,543
Retained earnings	35,519	32,020
Treasury stock, at cost; 61,562,241 and 22,070,250 shares, respectively	(3,102)	(1,172)
Accumulated other comprehensive income (loss)	4,771	10,649
Total stockholders’ equity	67,949	72,053
Total liabilities and stockholders’ equity	$94,977	$98,558
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Condensed Statements of Operations
Revenues
Equity in earnings of subsidiaries	$5,985	$6,907	$4,163
Net investment income	170	371	304
Other revenues	124	128	155
Net investment gains (losses)	12	(287)	(80)
Net derivative gains (losses)	(7)	165	(99)
Total revenues	6,284	7,284	4,443
Expenses
Interest expense	1,171	1,151	1,122
Other expenses	180	197	373
Total expenses	1,351	1,348	1,495
Income (loss) before provision for income tax	4,933	5,936	2,948
Provision for income tax expense (benefit)	(377)	(373)	(420)
Net income (loss)	5,310	6,309	3,368
Less: Preferred stock dividends	116	122	122
Preferred stock repurchase premium	42	—	—
Net income (loss) available to common shareholders	$5,152	$6,187	$3,246
Comprehensive income (loss)	$(568)	$11,854	$(2,925)
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$5,310	$6,309	$3,368
Earnings of subsidiaries	(5,985)	(6,907)	(4,163)
Dividends from subsidiaries	2,335	2,388	2,734
Other, net	(54)	825	(74)
Net cash provided by (used in) operating activities	1,606	2,615	1,865
Cash flows from investing activities
Sales of fixed maturity securities	7,952	6,611	5,108
Purchases of fixed maturity securities	(7,957)	(7,181)	(4,795)
Sales of equity securities	—	—	13
Cash received in connection with freestanding derivatives	930	438	424
Cash paid in connection with freestanding derivatives	(510)	(281)	(465)
Sales of businesses	—	7	17
Expense paid on behalf of subsidiaries	(40)	(54)	(85)
Receipts on loans to subsidiaries	761	832	645
Issuances of loans to subsidiaries	(300)	(370)	(1,942)
Redemption of preferred stock of subsidiary	—	—	300
Returns of capital from subsidiaries	5	—	267
Capital contributions to subsidiaries	(667)	(1,262)	(748)
Net change in short-term investments	110	182	(265)
Other, net	2	101	(49)
Net cash provided by (used in) investing activities	286	(977)	(1,575)
Cash flows from financing activities
Net change in payables for collateral under derivative transactions	(122)	264	85
Long-term debt issued	2,739	1,000	994
Long-term debt repaid	(1,000)	(1,550)	(750)
Common stock issued, net of issuance costs	—	1,000	1,000
Treasury stock acquired in connection with share repurchases	(1,930)	(1,000)	—
Preferred stock issued, net of issuance costs	1,483	—	—
Repurchase of preferred stock	(1,460)	—	—
Preferred stock repurchase premium	(42)	—	—
Dividends on preferred stock	(116)	(122)	(122)
Dividends on common stock	(1,653)	(1,499)	(1,119)
Other, net	187	64	82
Net cash provided by (used in) financing activities	(1,914)	(1,843)	170
Change in cash and cash equivalents	(22)	(205)	460
Cash and cash equivalents, beginning of year	443	648	188
Cash and cash equivalents, end of year	$421	$443	$648

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$1,133	$1,138	$1,100
Income tax
Amounts paid to (received from) subsidiaries, net	$(226)	$(1,247)	$69
Income tax paid (received) by MetLife, Inc., net	55	385	—
Total income tax, net	$(171)	$(862)	$69
Non-cash transactions:
Dividends from subsidiaries	$—	$81	$32
Returns of capital from subsidiaries	$4,284	$6,308	$—
Capital contributions to subsidiaries	$4,120	$6,388	$121
Payables to subsidiaries for future capital contributions	$120	$445	$—
Issuance of long-term debt to subsidiary	$—	$—	$350
Issuance of loan to subsidiary	$—	$—	$350
Allocation of interest expense to subsidiary	$28	$27	$28
Allocation of interest income to subsidiary	$57	$65	$68

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
The preparation of these condensed unconsolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ from these estimates.
2. Investment in Subsidiaries
In December 2015, MetLife, Inc. accrued $50 million, $45 million and $25 million in capital contributions payable to the following captive reinsurers: MRV, MRD and MRSC, respectively, which were included in payables to subsidiaries at December 31, 2015. The payables were settled for cash in February 2016. See Note 6.
In December 2014, MetLife, Inc. accrued $350 million and $95 million in capital contributions payable to MRV and MRD, respectively, which were included in payables to subsidiaries at December 31, 2014. The payables were settled for cash in February 2015.
In 2014, in connection with the mergers into MetLife USA of certain of its affiliates and a subsidiary, MetLife, Inc. recorded $5.7 billion in non-cash returns of capital from subsidiaries, including $2.0 billion of Exeter’s preferred stock, and correspondingly recorded $5.7 billion of non-cash capital contributions to subsidiaries. In November 2014, upon the consummation of the mergers, the $2.0 billion of outstanding preferred stock of Exeter was canceled. Consequently, MetLife, Inc.’s preferred capital stock investment was added to its common capital stock investment in MetLife USA.
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
In December 2014, American Life issued a $100 million surplus note to MetLife, Inc. The surplus note bears interest at a fixed rate of 3.17%, payable semi-annually and matures in June 2020.
In August 2014, American Life issued a $120 million short-term note to MetLife, Inc. which was repaid in December 2014. In February 2014, American Life issued a $150 million short-term note to MetLife, Inc. which was repaid in June 2014. Both short-term notes bore interest at six-month LIBOR plus 0.875%.
In December 2013, MRD issued a $350 million surplus note to MetLife, Inc. due December 2033. The surplus note bears interest at a fixed rate of 6.00%, payable semi-annually. MetLife, Inc. issued a $350 million senior note to MRD in exchange for the surplus note (see Note 4).

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)

In July 2013, MetLife Ireland Treasury Limited (“MITL”) borrowed the Chilean peso equivalent of $1.5 billion from MetLife, Inc., which was due July 2023. The loan bore interest at a fixed rate of 8.5%, payable annually. In December, September and June 2015, MITL made loan payments of the Chilean peso equivalent of $77 million, $153 million and $231 million, respectively. In December 2014 and June 2014, MITL made loan payments of the Chilean peso equivalent of $493 million and $69 million, respectively. In December 2013, MITL made a loan payment of the Chilean peso equivalent of $245 million. At December 31, 2015, the loan was fully paid.
In January 2013, MetLife Bank both drew down and repaid $400 million under an 18-month agreement with MetLife, Inc., which bore interest at a rate of three-month LIBOR plus 1.75%. On October 29, 2013, MetLife, Inc. and MLHL agreed to terminate the agreement. There were no loans outstanding at such date.
Interest income earned on loans to subsidiaries of $91 million, $155 million and $103 million for the years ended December 31, 2015, 2014 and 2013, respectively, is included in net investment income.
4. Long-term Debt
Long-term debt outstanding was as follows:

	Interest Rates (1)			December 31,
	Range	Weighted Average	Maturity	2015	2014
				(In millions)
Senior notes — unaffiliated	1.76% - 7.72%	5.10%	2016 - 2046	$16,994	$15,317
Senior notes — affiliated	3.54% - 7.44%	4.98%	2016 - 2033	3,100	3,100
Other affiliated debt	0.96% - 1.03%	0.99%	2016	214	500
Total				$20,308	$18,917
______________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2015.
See Note 12 of the Notes to the Consolidated Financial Statements for information about the issuances of senior notes - unaffiliated.
The aggregate maturities of long-term debt at December 31, 2015 for the next five years and thereafter are $1.7 billion in 2016, $1.0 billion in 2017, $1.0 billion in 2018, $1.8 billion in 2019, $587 million in 2020 and $14.2 billion thereafter.
Other Affiliated Debt
In December 2015, MetLife, Inc. repaid $286 million of affiliated long-term debt to MetLife Exchange Trust I, at maturity, in exchange for a return of capital. The long-term note bore interest at three-month LIBOR plus 0.7%.
Senior Notes – Affiliated
In June 2014, a $500 million senior note payable to MLIC matured and, subsequently, MetLife, Inc. issued a new $500 million senior note to MLIC. This note matures in June 2019 and bears interest at a fixed rate of 3.54%, payable semi-annually.
In December 2013, MetLife, Inc. issued a $350 million senior note to MRD due December 2033. The senior note bears interest at a fixed rate of 5.10%, payable semi-annually. MRD issued a $350 million surplus note to MetLife, Inc. in exchange for the senior note.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
4. Long-term Debt (continued)

Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Long-term debt — unaffiliated	$833	$809	$790
Long-term debt — affiliated	168	173	163
Collateral financing arrangements	36	35	35
Junior subordinated debt securities	134	134	134
Total	$1,171	$1,151	$1,122
See Notes 13 and 14 of the Notes to the Consolidated Financial Statements for information about the collateral financing arrangements and junior subordinated debt securities.
5. Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations.
MetLife, Inc., in connection with MRD’s reinsurance of certain universal life and term life risks, entered into capital maintenance agreements pursuant to which MetLife, Inc. agreed, without limitation as to amount, to cause the first and second protected cells of MRD to maintain total adjusted capital equal to or greater than 200% of each such protected cell’s company action level RBC, as defined in state insurance statutes. In addition, MetLife, Inc. entered into an agreement with the Delaware Department of Insurance to increase such capital maintenance threshold to 300% of each such protected cell’s company action level RBC, in the event of specified downgrades in the senior unsecured debt ratings of MetLife, Inc.
MetLife, Inc. guarantees the obligations of its subsidiary, DelAm, under a stop loss reinsurance agreement with RGA Reinsurance (Barbados) Inc. (“RGARe”), pursuant to which RGARe retrocedes to DelAm a portion of the whole life medical insurance business that RGARe assumed from American Life on behalf of its Japan operations. Also, MetLife, Inc. guarantees the obligations of its subsidiary, Missouri Reinsurance, Inc. (“MoRe”), under a retrocession agreement with RGARe, pursuant to which MoRe retrocedes certain group term life insurance liabilities (which retrocession was terminated effective as of January, 2016) and a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.
MetLife, Inc. guarantees the obligations of MetLife Reinsurance Company of Bermuda, Ltd. (“MrB”), a Bermuda insurance affiliate and an indirect, wholly-owned subsidiary of MetLife, Inc. under a reinsurance agreement with Mitsui Sumitomo Primary Life Insurance Co., Ltd. (“Mitsui”), a former affiliate that is now an unaffiliated third party, under which MrB reinsures certain variable annuity business written by Mitsui.
MetLife, Inc. guarantees the obligations of MrB in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife Europe Limited (“MEL”), under which MrB reinsured the guaranteed living benefits and guaranteed death benefits associated with certain unit-linked annuity contracts issued by MEL.
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
5. Support Agreements (continued)

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
MetLife, Inc., in connection with the collateral financing arrangement associated with MRSC’s reinsurance of ULSG, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain the greater of capital and surplus of $250,000 or total adjusted capital in an amount that is equal to or greater than 100% of authorized control level RBC, as defined in South Carolina state insurance statutes. See Note 13 of the Notes to the Consolidated Financial Statements.
MetLife, Inc. has a net worth maintenance agreement with its insurance subsidiary, First MetLife Investors Insurance Company (“First MetLife”). Under this agreement, as amended, MetLife, Inc. agreed, without limitation as to the amount, to cause First MetLife to have capital and surplus of $10 million, total adjusted capital in an amount that is equal to or greater than 150% of the company action level RBC, as defined by applicable state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis.
MetLife, Inc. guarantees obligations arising from derivatives of the following subsidiaries: MrB, MetLife International Holdings, LLC and MetLife Worldwide Holdings, LLC. These subsidiaries are exposed to various risks relating to their ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. These subsidiaries use a variety of strategies to manage these risks, including the use of derivatives. Further, all of the subsidiaries’ derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2015 and 2014, derivative transactions with positive mark-to-market values (in-the-money) were $583 million and $499 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $32 million and $102 million, respectively. To secure the obligations represented by the out of-the-money transactions, the subsidiaries had provided collateral to their counterparties with an estimated fair value of $32 million and $96 million at December 31, 2015 and 2014, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $0 and $6 million at December 31, 2015 and 2014, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 12 of the Notes to the Consolidated Financial Statements.
6. Subsequent Events
On February 16, 2016, MetLife, Inc. paid, in cash, capital contributions of $50 million, $45 million and $25 million to the following captive reinsurers: MRV, MRD and MRSC respectively, which were accrued at December 31, 2015 (see Note 2). On February 24, 2016, MetLife, Inc., paid in cash, a capital contribution of $1.5 billion to MetLife, USA.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2015, 2014 and 2013
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2015
Retail	$11,850	$78,626	$63,242	$625	$917	$734
Group, Voluntary & Worksite Benefits	365	23,052	8,193	—	1,027	—
Corporate Benefit Funding	111	50,044	62,164	—	—	46
Latin America	1,880	8,455	5,880	—	549	597
Asia	8,374	34,416	49,094	88	1,859	974
EMEA	1,532	5,837	13,172	7	60	336
Corporate & Other	18	7,487	977	—	9	—
Total	$24,130	$207,917	$202,722	$720	$4,421	$2,687
2014
Retail	$11,963	$77,614	$62,319	$615	$923	$774
Group, Voluntary & Worksite Benefits	377	22,023	8,305	—	1,023	—
Corporate Benefit Funding	111	50,935	64,505	—	—	42
Latin America	2,063	9,171	6,425	—	551	651
Asia	8,217	33,711	52,772	61	1,711	924
EMEA	1,709	6,514	14,006	8	54	313
Corporate & Other	2	7,195	962	—	10	—
Total	$24,442	$207,163	$209,294	$684	$4,272	$2,704
2013
Retail	$12,882	$73,942	$62,733	$601	$918	$860
Group, Voluntary & Worksite Benefits	382	20,946	8,575	—	886	—
Corporate Benefit Funding	99	50,548	62,043	—	—	32
Latin America	2,227	9,050	7,177	—	499	678
Asia	9,077	35,863	57,203	65	1,895	1,035
EMEA	2,039	7,704	13,953	9	196	260
Corporate & Other	—	6,874	1,201	—	9	—
Total	$26,706	$204,927	$212,885	$675	$4,403	$2,865
______________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2015, 2014 and 2013
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)
2015
Retail	$12,541	$7,359	$11,302	$1,691	$5,101
Group, Voluntary & Worksite Benefits	17,098	1,727	15,320	164	2,553
Corporate Benefit Funding	3,278	5,605	6,617	21	496
Latin America	4,011	1,055	3,070	303	1,227
Asia	8,491	2,859	6,817	1,265	1,619
EMEA	2,455	347	1,109	492	998
Corporate & Other	178	329	89	—	2,227
Total	$48,052	$19,281	$44,324	$3,936	$14,221
2014
Retail	$12,731	$7,430	$11,329	$1,610	$5,006
Group, Voluntary & Worksite Benefits	16,695	1,694	15,053	149	2,429
Corporate Benefit Funding	2,996	5,698	6,357	19	488
Latin America	4,281	1,268	3,482	334	1,346
Asia	9,270	3,279	7,748	1,394	1,724
EMEA	2,832	1,238	1,978	626	1,176
Corporate & Other	208	546	98	—	2,166
Total	$49,013	$21,153	$46,045	$4,132	$14,335
2013
Retail	$11,783	$7,325	$11,460	$850	$5,023
Group, Voluntary & Worksite Benefits	15,938	1,661	14,381	140	2,240
Corporate Benefit Funding	3,106	5,711	6,604	23	482
Latin America	3,866	1,224	2,826	311	1,264
Asia	9,525	4,363	9,200	1,527	1,830
EMEA	2,698	1,091	1,743	699	1,037
Corporate & Other	209	857	72	—	2,435
Total	$47,125	$22,232	$46,286	$3,550	$14,311
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2015, 2014 and 2013
(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2015
Life insurance in-force	$4,718,278	$751,199	$602,213	$4,569,292	13.2%
Insurance premium
Life insurance (1)	$23,308	$1,964	$1,221	$22,565	5.4%
Accident & health insurance	12,695	385	220	12,530	1.8%
Property & casualty insurance	3,513	76	13	3,450	0.4%
Total insurance premium	$39,516	$2,425	$1,454	$38,545	3.8%
2014
Life insurance in-force	$4,572,115	$719,154	$649,032	$4,501,993	14.4%
Insurance premium
Life insurance (1)	$23,575	$2,034	$1,224	$22,765	5.4%
Accident & health insurance	13,015	340	239	12,914	1.9%
Property & casualty insurance	3,459	80	9	3,388	0.3%
Total insurance premium	$40,049	$2,454	$1,472	$39,067	3.8%
2013
Life insurance in-force	$4,517,797	$763,754	$607,591	$4,361,634	13.9%
Insurance premium
Life insurance (1)	$22,206	$1,862	$1,269	$21,613	5.9%
Accident & health insurance	12,957	333	196	12,820	1.5%
Property & casualty insurance	3,313	79	7	3,241	0.2%
Total insurance premium	$38,476	$2,274	$1,472	$37,674	3.9%
______________

(1)	Includes annuities with life contingencies.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2015 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting at December 31, 2015.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2015. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 358.
Report of the Company’s Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on their audit of the effectiveness of internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MetLife, Inc.
New York, New York
We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 24, 2016

Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors For a One-Year Term Ending at the 2017 Annual Meeting of Shareholders,” “Corporate Governance — Board and Committee Information” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 14, 2016, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2015 (the “2016 Proxy Statement”).
The information called for by this Item pertaining to Executive Officers appears in “Business — Executive Officers” in this Annual Report on Form 10-K and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.
The Company has adopted the MetLife Financial Management Code of Professional Conduct (the “Financial Management Code”), a “code of ethics” as defined under the rules of the SEC, that applies to MetLife, Inc.’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Conduct and Ethics (the “Directors’ Code”) which applies to all members of MetLife, Inc.’s Board of Directors, including the Chief Executive Officer, and the Code of Conduct (together with the Financial Management Code and the Directors’ Code, collectively, the “Ethics Codes”), which applies to all employees of the Company, including MetLife, Inc.’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Ethics Codes are available on the Company’s website at http://www.metlife.com/about/corporate-profile/corporate-governance/corporate-conduct/index.html. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from a provision of, the Ethics Codes that apply to MetLife, Inc.’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on the Company’s website at the address given above.
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Board and Committee Information,” “Corporate Governance — Director Compensation in 2015,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2015,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” “Option Exercises and Stock Vested in 2015,” “Pension Benefits at 2015 Fiscal Year-End,” “Nonqualified Deferred Compensation at 2015 Fiscal Year-End” and “Potential Payments upon Termination or Change-in-Control at 2015 Fiscal Year-End” in the 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of shares of MetLife, Inc.’s common stock (“Shares”) is incorporated herein by reference to the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2016 Proxy Statement.

The following table provides information, at December 31, 2015, regarding MetLife, Inc.’s equity compensation plans:
Equity Compensation Plan Information at December 31, 2015

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(4)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	35,354,500	$44.50	31,478,119
Equity compensation plans not approved by security holders	None	—	None
Total	35,354,500	$44.50	31,478,119
______________

(1)
Includes the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”), the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”), and the MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan (the “2015 Director Stock Plan”), which were approved by MetLife, Inc. security holders.

(2)	Column (a) reflects the following items outstanding as of December 31, 2015:

Stock Options	23,506,764
Restricted Stock Units	3,078,959
Performance Shares (assuming future payout at maximum performance factor)	6,837,555
Deferred Shares	1,931,222
Shares that will or may be issued	35,354,500
Stock Options, Restricted Stock Units, and Performance Shares were awarded under the 2005 Stock Plan and 2015 Stock Plan.
The maximum performance factor for Performance Shares granted in 2013, 2014, and 2015 was 175%. The number of Performance Shares outstanding as of December 31, 2015 at target (100%) performance factor was 3,907,174.
Deferred Shares are Shares that are covered by awards that have become payable under any plan, but the issuance of which has been deferred.
For a general description of how the number of Shares paid out on account of Performance Shares and Restricted Stock Units is determined, and the vesting periods applicable to Performance Shares and Restricted Stock Units, see Note 16 of the Notes to the Consolidated Financial Statements.

(3)
Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2015, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(4)	Column (c) reflects the following items outstanding as of December 31, 2015:

Shares authorized for issuance under the 2015 Stock Plan at its effective date, January 1, 2015	11,750,000
Shares remaining authorized for issuance under the 2005 Stock Plan that were not covered by awards, including shares previously covered by awards but once again available due to forfeiture of awards, as of January 1, 2015, the effective date of the 2015 Stock Plan	18,023,959
Shares authorized for issuance under the 2015 Director Stock Plan as of January 1, 2015, the effective date of the 2015 Director Stock Plan (equals shares remaining authorized for issuance under the 2005 Director Stock Plan that were not covered by awards, including shares previously covered by awards but once again available due to forfeiture of awards)	1,642,208
Shares utilized under the 2005 Stock Plan or 2015 Stock Plan that were recovered from January 1, 2015 through December 31, 2015 due to (i) termination of the award by expiration, forfeiture, cancellation, lapse, or otherwise without the issuance of Shares; (ii) settlement of the award in cash either in lieu of Shares or otherwise; (iii) exchange of the award for awards not involving Shares; (iv) payment of the exercise price of a Stock Option, or the tax withholding requirements with respect to an award, satisfied by tendering Shares to MetLife, Inc. (by either actual delivery or by attestation); (v) satisfaction of tax withholding requirements with respect to an award satisfied by MetLife, Inc. withholding Shares otherwise issuable; and (vi) payout of the 2012-2014 Performance Shares in 2015 at a performance factor of 101% rather than the maximum performance factor of 175%
4,475,737
Less: Shares covered by awards granted under the 2015 Stock Plan and 2015 Director Stock Plan since each became effective on January 1, 2015, including Performance Shares assuming future payout at maximum performance factor, and Shares covered by imputed reinvested dividends credited in 2015 on Deferred Shares	(4,413,785)
Shares remaining available for future issuance under the 2015 Stock Plan and 2015 Director Stock Plan	31,478,119
Each Share that will or may be issued in connection with awards granted under the MetLife, Inc. 2005 Stock Plan other than Stock Options or Stock Appreciation Rights (such as Shares payable on account of Performance Shares or Restricted Stock Units) reduces the number of Shares remaining for issuance under that plan, or a successor plan, by 1.179. Each Share that will or may be issued in connection with a Stock Option or Stock Appreciation Right granted under the 2005 Stock and Incentive Plan reduces the number of Shares remaining for issuance under the 2005 Stock and Incentive Plan, or a successor plan, by 1.0.
Each Share that will or may be issued under the 2005 Director Stock Plan, 2015 Stock Plan or 2015 Director Stock Plan reduces the number of Shares remaining for issuance under that plan by one.
Under both the 2015 Stock Plan and the 2015 Director Stock Plan, in the event of a corporate event or transaction (including, but not limited to, a change in the Shares or the capitalization of MetLife) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of MetLife, combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of MetLife, or any similar corporate event or transaction, the appropriate committee of the Board of Directors of MetLife, in order to prevent dilution or enlargement of participants’ rights under the applicable plan, shall substitute or adjust, as applicable, the number and kind of Shares that may be issued under that plan and shall adjust the number and kind of Shares subject to outstanding awards. Any Shares related to awards under either plan which: (i) terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of Shares; (ii) are settled in cash either in lieu of Shares or otherwise; or (iii) are exchanged with the appropriate committee’s permission for awards not involving Shares, are available again for grant under the applicable plan. If the option price of any Stock Option granted under either plan or the tax withholding requirements with respect to any award granted under either plan is satisfied by tendering Shares to MetLife (by either actual delivery or by attestation), or if a Stock Appreciation Right is exercised, only the number of Shares issued, net of the Shares tendered, if any, will be deemed delivered for purposes of determining the maximum number of Shares available for issuance under that plan. The maximum number of Shares available for issuance under either plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional Shares or credited as additional Restricted Stock or Restricted Stock Units.
For a description of the kinds of awards that may be made under the 2005 Stock and Incentive Plan, 2005 Director Stock Plan, 2015 Stock Plan, and 2015 Director Stock Plan, see Note 16 of the Notes to the Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Procedures for Reviewing Related Person Transactions,” “Corporate Governance — Related Person Transactions” and “Corporate Governance — Board and Committee Information — Composition and Independence of the Board of Directors” in the 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the section entitled “Proposal 3 — Ratification of Appointment of the Independent Auditor” in the 2016 Proxy Statement.
Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 187.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 187.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 24, 2016

METLIFE, INC.

By	/s/ Steven A. Kandarian
Name: Steven A. Kandarian
Title: Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	February 24, 2016
Cheryl W. Grisé

Director
Carlos M. Gutierrez

/s/ R. Glenn Hubbard	Director	February 24, 2016
R. Glenn Hubbard

/s/ Alfred F. Kelly, Jr.	Director	February 24, 2016
Alfred F. Kelly, Jr.

/s/ Edward J. Kelly, III	Director	February 24, 2016
Edward J. Kelly, III

/s/ William E. Kennard	Director	February 24, 2016
William E. Kennard

/s/ James M. Kilts	Director	February 24, 2016
James M. Kilts

/s/ Catherine R. Kinney	Director	February 24, 2016
Catherine R. Kinney

/s/ Denise M. Morrison	Director	February 24, 2016
Denise M. Morrison

/s/ Kenton J. Sicchitano	Director	February 24, 2016
Kenton J. Sicchitano

/s/ Lulu C. Wang	Director	February 24, 2016
Lulu C. Wang

Signature	Title	Date

/s/ Steven A. Kandarian	Chairman of the Board, President and	February 24, 2016
Steven A. Kandarian	Chief Executive Officer (Principal Executive Officer)

/s/ John C. R. Hele	Executive Vice President and	February 24, 2016
John C. R. Hele	Chief Financial Officer (Principal Financial Officer)

/s/ Peter M. Carlson	Executive Vice President and	February 24, 2016
Peter M. Carlson	Chief Accounting Officer (Principal Accounting Officer)

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

Exhibit No.	Description

2.1	Plan of Reorganization. (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.'s Registration Statement on Form S-1 (No. 333-91517) (the "S-1 Registration Statement")).

2.2	Amendment to Plan of Reorganization, dated as of March 9, 2000. (Incorporated by reference to Exhibit 2.2 to the S-1 Registration Statement).

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

3.8
Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015. (Incorporated by reference to Exhibit 3.7 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

3.9	Amended and Restated By-Laws of MetLife, Inc., effective April 29, 2015. (Incorporated by reference to Exhibit 3.2 to MetLife, Inc.'s Current Report on Form 8-K dated April 30, 2015).

4.1	Form of Certificate for Common Stock, par value $0.01 per share. (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).

4.2	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005. (See Exhibit 3.3 above).

4.3
Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.'s Registration Statement on Form 8-A filed on June 10, 2005).

4.4
Certificate of Designations of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on May 28, 2015. (See Exhibit 3.7 above).

4.5
Form of Stock Certificate, 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc. (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.'s Current Report on Form 8-K dated May 28, 2015).

Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

Exhibit No.	Description

10.1
MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Annual Report")). *

10.2	Separation Agreement, Waiver and General Release, dated August 17, 2009, between Lisa M. Weber and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.2 to the 2014 Annual Report).*

10.3
Agreement between MetLife, Inc. and William J. Mullaney, which became final on December 24, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 29, 2011).*

10.4	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf. (Incorporated by reference to Exhibit 10.11 to the 2011 Annual Report).*

10.5
Adjustment of certain compensation items for Michel Khalaf, effective July 1, 2012. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.6
Employment Agreement between Christopher G. Townsend and MetLife Asia Pacific Limited, dated May 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 16, 2012 (the "May 16, 2012 Form 8-K")).*

10.7
Settlement Agreement and General Release, dated April 2, 2014, between MetLife Group, Inc. and Beth Hirschhorn. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)*

10.8	Sign-On Letter, dated December 9, 2014, from MetLife, Inc. to Esther Lee. (Incorporated by reference to Exhibit 10.17 to the 2014 Annual Report).*

10.9	Letter Agreement dated June 11, 2015 between MetLife, Inc. and Christopher Townsend. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 15, 2015). *

10.10
Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*

10.11
Separation Agreement, Waiver and General Release, dated July 30, 2015, between MetLife Group, Inc. and William J. Wheeler. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.12
Agreement to Protect Corporate Property executed by William J. Wheeler on June 21, 2001. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.13	Agreement to Protect Corporate Property, dated January 1, 2015, executed by Esther S. Lee.*

10.14	Form of Agreement to Protect Corporate Property executed by Steven A. Kandarian, Steven J. Goulart, and Maria M. Morris.*

10.15	Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, Michele A. Khalaf, and Martine J. Lippert.*

10.16	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).*

10.17	MetLife, Inc. 2000 Directors Stock Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.20 to the 2012 Annual Report).*

10.18	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the "2005 SIC Plan"). (Incorporated by reference to Exhibit 10.24 to the 2014 Annual Report).*

10.19	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.24 to the 2012 Annual Report). *

10.20	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.25 to the 2012 Annual Report).*

10.21	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.28 to the 2014 Annual Report).*

10.22	Form of Management Stock Option Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.29 to the 2014 Annual Report).*

10.23
Form of Stock Option Agreement under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.9 to MetLife, Inc.'s Current Report on Form 8-K dated February 15, 2013 (the "February 15, 2013 Form 8-K")).*

10.24
Form of Stock Option Agreement (Three-Year "Cliff" Exercisability) under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.10 to the February 15, 2013 Form 8-K).*

10.25	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.30 to the 2012 Annual Report).*

10.26	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.33 to the 2014 Annual Report).*

10.27	Form of Restricted Stock Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.4 to the February 15, 2013 Form 8-K).*

Exhibit No.	Description

10.28
Form of Restricted Stock Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.5 to the February 15, 2013 Form 8-K).*

10.29	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 14, 2010).*

10.30	Form of Performance Share Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.1 to the February 15, 2013 Form 8-K).*

10.31	MetLife International Performance Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.2 to the February 15, 2013 Form 8-K).*

10.32	Form of Performance Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.3 to the February 15, 2013 Form 8-K).*

10.33	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.48 to the 2011 Annual Report).*

10.34	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.49 to the 2011 Annual Report).*

10.35	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012). (Incorporated by reference to Exhibit 10.11 to the February 15, 2013 Form 8-K).*

10.36	Form of Unit Option Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.12 to the February 15, 2013 Form 8-K).*

10.37	Form of Unit Option Agreement (Three-Year "Cliff" Exercisability) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.13 to the February 15, 2013 Form 8-K).*

10.38	MetLife International Restricted Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.6 to the February 15, 2013 Form 8-K).*

10.39	Form of Restricted Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.7 to the February 15, 2013 Form 8-K).*

10.40
Form of Restricted Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.8 to the February 15, 2013 Form 8-K).*

10.41	MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.42	Amendment to MetLife Policyholder Trust Agreement. (Incorporated by reference to Exhibit 10.62 to the 2012 Annual Report).

10.43
Five-Year Credit Agreement, dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating (i) the Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto and (ii) the Five-Year Credit Agreement dated as of September 13, 2012 among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 4, 2014).

10.44	Resolutions of the MetLife, Inc. Board of Directors (adopted February 9, 2015) regarding the selection of performance measures for 2015 awards under the AVIP.*

10.45
Resolutions of the MetLife, Inc., Board of Directors (adopted September 13, 2011) regarding non-management director compensation. (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2011 10-Q).*

10.46	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.72 to the 2012 Annual Report).*

10.47
Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.74 to the 2014 Annual Report).*

10.48	Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008).*

10.49
Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.75 to the 2012 Annual Report).*

10.50
Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.77 to the 2013 Annual Report).*

10.51	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003. (Incorporated by reference to Exhibit 10.78 to the 2013 Annual Report).*

10.52	Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005.*

10.53	Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005).*

10.54
Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.66 to the 2011 Annual Report).*

Exhibit No.	Description

10.55
MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005). (Incorporated by reference to Exhibit 10.67 to the 2011 Annual Report).*

10.56
Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.81 to the 2012 Annual Report).*

10.57
Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.84 to the 2013 Annual Report).*

10.58
Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.85 to the 2014 Annual Report).*

10.59
Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009). (Incorporated by reference to Exhibit 10.86 to the 2014 Annual Report).*

10.60	Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011).*

10.61
Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015). (Incorporated by reference to Exhibit 10.88 to the 2014 Annual Report).*

10.62	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003). (Incorporated by reference to Exhibit 10.88 to the 2013 Annual Report).*

10.63
Amendment Number One to the MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December 9, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.74 to the 2011 Annual Report).*

10.64	MetLife Non-Management Director Deferred Compensation Plan, dated December 19, 2012 (as amended and restated, effective January 1, 2005).*

10.65	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008). (Incorporated by reference to Exhibit 10.94 to the 2013 Annual Report).*

10.66	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006). (Incorporated by reference to Exhibit 10.80 to the 2011 Annual Report).*

10.67	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007). (Incorporated by reference to Exhibit 10.81 to the 2011 Annual Report).*

10.68	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008). (Incorporated by reference to Exhibit 10.95 to the 2012 Annual Report).*

10.69
Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008). (Incorporated by reference to Exhibit 10.98 to the 2013 Annual Report).*

10.70
Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.99 to the 2013 Annual Report).*

10.71	Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009).*

10.72
Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.102 to the 2014 Annual Report). *

10.73	Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 21, 2010 (effective January 1, 2010).*

10.74
Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 20, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.101 to the 2012 Annual Report).*

10.75	Alico Overseas Pension Plan, dated January 2009. (Incorporated by reference to Exhibit 10.88 to the 2011 Annual Report).*

10.76	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010. (Incorporated by reference to Exhibit 10.89 to the 2011 Annual Report).*

10.77	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2010), dated December 13, 2011. (Incorporated by reference to Exhibit 10.90 to the 2011 Annual Report).*

10.78
Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 4, 2012).*

10.79	Member's Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2014).*

10.80
MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014 (the "MPTA")). (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).*

10.81	Amendment Number One to the MPTA, dated December 30, 2014 (effective January 1, 2015). (Incorporated by reference to Exhibit 10.111 to the 2014 Annual Report).*

Exhibit No.	Description

10.82
MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198141).*

10.83
MetLife, Inc. 2015 Stock and Incentive Plan, effective January 1, 2015 (the “2015 SIC Plan”). (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198145)).*

10.84
Form of Performance Share Agreement under the 2015 SIC Plan. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 11, 2014 (the “December 11, 2014 Form 8-K”).*

10.85	Form of Performance Unit Agreement under the 2015 SIC Plan. (Incorporated by reference to Exhibit 10.2 to the December 11, 2014 Form 8-K).*

10.86
Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan (Incorporated by reference to Exhibit 10.3 to the December 11, 2014 Form 8-K).*

10.87	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.4 to the December 11, 2014 Form 8-K).*

10.88	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.5 to the December 11, 2014 Form 8-K).*

10.89	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.6 to the December 11, 2014 Form 8-K).*

10.90	Form of Stock Option Agreement (Ratable Exercisability in Thirds) (Incorporated by reference to Exhibit 10.7 to the December 11, 2014 Form 8-K).*

10.91	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) (Incorporated by reference to Exhibit 10.8 to the December 11, 2014 Form 8-K).*

10.92	Form of Unit Option Agreement (Ratable Exercisability in Thirds) (Incorporated by reference to Exhibit 10.9 to the December 11, 2014 Form 8-K).*

10.93	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) (Incorporated by reference to Exhibit 10.10 to the December 11, 2014 Form 8-K).*

10.94	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015) (Incorporated by reference to Exhibit 10.11 to the December 11, 2014 Form 8-K).*

10.95	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2016.*

10.96	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2016.*

10.97	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*

10.98	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals), effective January 1, 2016.*

10.99	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals), effective January 1, 2016.*

10.100	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals), effective January 1, 2016.*

10.101	Form of Stock Option Agreement (Ratable Exercisability in Thirds), effective January 1, 2016.*

10.102	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability), effective January 1, 2016.*

10.103	Form of Unit Option Agreement (Ratable Exercisability in Thirds), effective January 1, 2016.*

10.104	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability), effective January 1, 2016.*

10.105	Award Agreement Supplement, effective January 1, 2016.*

10.106
MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2010. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc. ’s Registration Statement on Form S-8 (No. 333-198143)).*

10.107
Amendment Number One to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2010. (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

10.108
Amendment Number Two to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2010. (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

Exhibit No.	Description

10.109
Amendment Number Three to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2013. (Incorporated by reference to Exhibit 4.4 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

10.110
Amendment Number Four to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2014. (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

10.111
Amendment Number Five to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective June 1, 2014. (Incorporated by reference to Exhibit 4.6 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

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

______________
* Indicates management contracts or compensatory plans or arrangements.