Form 10-Q
period 2016-03-31
METLIFE INC
filed 2016-05-06
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
At April 29, 2016, 1,098,666,690 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, (c) entry into joint ventures, or (d) legal entity reorganizations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings; (17) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (18) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity; (25) regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (26) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet its free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (27) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (28) changes in accounting standards, practices and/or policies; (29) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (30) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (31) inability to attract and retain sales representatives; (32) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (33) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (34) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (35) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $343,412 and $332,964, respectively; includes $3,396 and $4,277, respectively, relating to variable interest entities)	$371,981	$351,402
Equity securities available-for-sale, at estimated fair value (cost: $3,010 and $2,997, respectively)	3,374	3,321
Fair value option and trading securities, at estimated fair value (includes $360 and $404, respectively, of actively traded securities; and $10 and $13, respectively, relating to variable interest entities)	14,993	15,024
Mortgage loans (net of valuation allowances of $381 and $318, respectively; includes $169 and $172, respectively, at estimated fair value, relating to variable interest entities; includes $392 and $314, respectively, under the fair value option)	68,651	67,102
Policy loans (includes $0 and $4, respectively, relating to variable interest entities)	11,257	11,258
Real estate and real estate joint ventures (includes $47 and $47, respectively, of real estate held-for-sale)	8,733	8,433
Other limited partnership interests (includes $27 and $27, respectively, relating to variable interest entities)	7,022	7,096
Short-term investments, principally at estimated fair value (includes $0 and $26, respectively, relating to variable interest entities)	11,621	9,299
Other invested assets, principally at estimated fair value (includes $43 and $43, respectively, relating to variable interest entities)	27,095	22,524
Total investments	524,727	495,459
Cash and cash equivalents, principally at estimated fair value (includes $18 and $85, respectively, relating to variable interest entities)	13,290	12,752
Accrued investment income (includes $1 and $23, respectively, relating to variable interest entities)	4,198	3,988
Premiums, reinsurance and other receivables (includes $3 and $21, respectively, relating to variable interest entities)	27,843	22,702
Deferred policy acquisition costs and value of business acquired (includes $0 and $240, respectively, relating to variable interest entities)	23,973	24,130
Current income tax recoverable	125	161
Goodwill	9,729	9,477
Other assets (includes $3 and $148, respectively, relating to variable interest entities)	7,496	7,666
Separate account assets (includes $0 and $1,022, respectively, relating to variable interest entities)	306,047	301,598
Total assets	$917,428	$877,933
Liabilities and Equity
Liabilities
Future policy benefits (includes $0 and $716, respectively, relating to variable interest entities)	$196,967	$191,879
Policyholder account balances (includes $0 and $21, respectively, relating to variable interest entities)	207,593	202,722
Other policy-related balances (includes $0 and $238, respectively, relating to variable interest entities)	14,435	14,255
Policyholder dividends payable	706	720
Policyholder dividend obligation	2,586	1,783
Payables for collateral under securities loaned and other transactions	41,165	36,871
Short-term debt	100	100
Long-term debt (includes $55 and $63, respectively, at estimated fair value, relating to variable interest entities)	17,915	18,023
Collateral financing arrangements	4,127	4,139
Junior subordinated debt securities	3,168	3,194
Deferred income tax liability	13,776	10,592
Other liabilities (includes $0 and $81, respectively, relating to variable interest entities)	32,878	23,561
Separate account liabilities (includes $0 and $1,022, respectively, relating to variable interest entities)	306,047	301,598
Total liabilities	841,463	809,437
Contingencies, Commitments and Guarantees (Note 13)
Redeemable noncontrolling interests in partially-owned consolidated subsidiaries	—	77
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,161,534,632 and 1,159,590,766 shares issued, respectively; 1,098,526,527 and 1,098,028,525 shares outstanding, respectively	12	12
Additional paid-in capital	30,769	30,749
Retained earnings	37,301	35,519
Treasury stock, at cost; 63,008,105 and 61,562,241 shares, respectively	(3,172)	(3,102)
Accumulated other comprehensive income (loss)	10,865	4,771
Total MetLife, Inc.’s stockholders’ equity	75,775	67,949
Noncontrolling interests	190	470
Total equity	75,965	68,419
Total liabilities and equity	$917,428	$877,933
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Premiums	$9,693	$9,253
Universal life and investment-type product policy fees	2,344	2,394
Net investment income	4,559	5,461
Other revenues	487	495
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(78)	(8)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(10)
Other net investment gains (losses)	93	304
Total net investment gains (losses)	15	286
Net derivative gains (losses)	1,335	821
Total revenues	18,433	18,710
Expenses
Policyholder benefits and claims	9,678	9,257
Interest credited to policyholder account balances	1,326	1,995
Policyholder dividends	315	339
Other expenses	4,192	4,060
Total expenses	15,511	15,651
Income (loss) before provision for income tax	2,922	3,059
Provision for income tax expense (benefit)	719	896
Net income (loss)	2,203	2,163
Less: Net income (loss) attributable to noncontrolling interests	2	5
Net income (loss) attributable to MetLife, Inc.	2,201	2,158
Less: Preferred stock dividends	6	30
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,195	$2,128
Comprehensive income (loss)	$8,388	$3,101
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	93	63
Comprehensive income (loss) attributable to MetLife, Inc.	$8,295	$3,038

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.99	$1.89
Diluted	$1.98	$1.87
Cash dividends declared per common share	$0.375	$0.350
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2015	$—	$12	$30,749	$35,519	$(3,102)	$4,771	$67,949	$470	$68,419
Treasury stock acquired in connection with share repurchases					(70)		(70)		(70)
Stock-based compensation			20				20		20
Dividends on preferred stock				(6)			(6)		(6)
Dividends on common stock				(413)			(413)		(413)
Change in equity of noncontrolling interests							—	(373)	(373)
Net income (loss)				2,201			2,201	2	2,203
Other comprehensive income (loss), net of income tax						6,094	6,094	91	6,185
Balance at March 31, 2016	$—	$12	$30,769	$37,301	$(3,172)	$10,865	$75,775	$190	$75,965

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2014	$1	$12	$30,543	$32,020	$(1,172)	$10,649	$72,053	$507	$72,560
Treasury stock acquired in connection with share repurchases					(986)		(986)		(986)
Stock-based compensation			89				89		89
Dividends on preferred stock				(30)			(30)		(30)
Dividends on common stock				(394)			(394)		(394)
Change in equity of noncontrolling interests							—	(26)	(26)
Net income (loss)				2,158			2,158	5	2,163
Other comprehensive income (loss), net of income tax						880	880	58	938
Balance at March 31, 2015	$1	$12	$30,632	$33,754	$(2,158)	$11,529	$73,770	$544	$74,314
__________________

(1)
Net income (loss) attributable to noncontrolling interests did not exclude any gains of redeemable noncontrolling interests in partially-owned consolidated subsidiaries at March 31, 2016. Net income (loss) attributable to noncontrolling interests excluded gains of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of less than $1 million at March 31, 2015.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$1,964	$2,686
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	35,095	35,647
Equity securities	631	58
Mortgage loans	2,857	2,719
Real estate and real estate joint ventures	56	280
Other limited partnership interests	295	279
Purchases of:
Fixed maturity securities	(37,247)	(33,305)
Equity securities	(675)	(107)
Mortgage loans	(4,413)	(5,559)
Real estate and real estate joint ventures	(233)	(140)
Other limited partnership interests	(281)	(275)
Cash received in connection with freestanding derivatives	1,337	947
Cash paid in connection with freestanding derivatives	(1,173)	(1,494)
Cash received under repurchase agreements (Note 6)	—	199
Cash paid under reverse repurchase agreements (Note 6)	—	(199)
Net change in policy loans	85	(7)
Net change in short-term investments	(2,302)	(5,690)
Net change in other invested assets	252	(167)
Other, net	(23)	(86)
Net cash provided by (used in) investing activities	(5,739)	(6,900)
Cash flows from financing activities
Policyholder account balances:
Deposits	19,925	22,463
Withdrawals	(19,310)	(22,736)
Net change in payables for collateral under securities loaned and other transactions	4,161	1,985
Long-term debt issued	—	1,492
Long-term debt repaid	(5)	(7)
Collateral financing arrangements repaid	(12)	—
Treasury stock acquired in connection with share repurchases	(70)	(986)
Dividends on preferred stock	(6)	(30)
Dividends on common stock	(413)	(394)
Other, net	(30)	(64)
Net cash provided by (used in) financing activities	4,240	1,723
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	73	(190)
Change in cash and cash equivalents	538	(2,681)
Cash and cash equivalents, beginning of period	12,752	10,808
Cash and cash equivalents, end of period	$13,290	$8,127
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$249	$214
Income tax	$125	$147
Non-cash transactions:
Reduction of fixed maturity securities in connection with a reinsurance transaction	$224	$—
Deconsolidation of operating joint venture (Note 6):
Reduction of fixed maturity securities	$917	$—
Reduction of noncontrolling interests	$373	$—
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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from estimates.
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
Prior to January 1, 2016, certain international subsidiaries had a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2015 and the operating results of such subsidiaries for the three months ended February 28, 2015. Effective January 1, 2016, the Company converted its Japan operations to calendar year-end reporting. The elimination of a one-month reporting lag of a subsidiary is considered a change in accounting principle and requires retrospective application. While the Company believes that eliminating the lag in the reporting of its Japan operations was preferable in order to consistently reflect events, economic conditions and global trends in the financial statements, the Company determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2015. The effect of not retroactively applying this change in accounting, however, was not material to the 2015 or 2016 consolidated financial statements. Therefore, the Company reported the cumulative effect of the change in accounting principle in net income for the three months ended March 31, 2016 and did not retrospectively apply the effects of this change to prior periods. See Note 2.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2016 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2015 (the “2015 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2015 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncement
Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decision maker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of March 31, 2016, disclosed in Note 6, reflect the application of the new guidance.
Future Adoption of New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on stock compensation (Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. The new guidance is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and requires either a modified retrospective, a retrospective or a prospective transition approach depending upon the type of change. Early adoption is permitted in any interim or annual period. The new guidance changes several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences when awards vest or are settled; (b) classification of awards as either equity or liabilities due to statutory tax withholding requirements; and (c) classification on the statement of cash flows. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach which includes a number of optional practical expedients. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current guidance, leases would be classified as finance or operating leases. However, unlike current guidance, the new guidance will require both types of leases to be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). The Company is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
Americas
The Americas consists of the following segments:
Retail
The Retail segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two U.S. businesses: Life & Other and Annuities. Life & Other insurance products and services include variable life, universal life, term life and whole life products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products. Life & Other products and services also include individual disability income products and personal lines property & casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. Annuities includes a variety of variable, fixed and indexed annuities which provide for both asset accumulation and asset distribution needs.
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
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest contracts and other stable value products, income annuities and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.

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
Financial Measures and Segment Accounting Policies
Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. In addition, for the three months ended March 31, 2016, operating revenues and operating expenses exclude the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods and is referred to as lag elimination. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.

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

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) acquisition, integration and other costs.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income (loss).
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
	Americas
Three Months Ended March 31, 2016	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,740	$4,294	$358	$691	$7,083	$1,658	$500	$26	$9,267	$426	$9,693
Universal life and investment-type product policy fees	1,149	185	80	268	1,682	350	95	24	2,151	193	2,344
Net investment income	1,880	447	1,342	257	3,926	618	80	82	4,706	(147)	4,559
Other revenues	215	131	70	7	423	17	20	27	487	—	487
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	15	15
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	1,335	1,335
Total revenues	4,984	5,057	1,850	1,223	13,114	2,643	695	159	16,611	1,822	18,433
Expenses
Policyholder benefits and claims and policyholder dividends	2,458	4,034	962	617	8,071	1,236	261	25	9,593	400	9,993
Interest credited to policyholder account balances	522	37	310	80	949	319	29	4	1,301	25	1,326
Capitalization of DAC	(255)	(36)	—	(97)	(388)	(385)	(101)	(2)	(876)	(105)	(981)
Amortization of DAC and VOBA	373	40	5	73	491	286	102	2	881	114	995
Amortization of negative VOBA	—	—	—	—	—	(64)	(3)	—	(67)	(32)	(99)
Interest expense on debt	2	—	2	—	4	—	—	308	312	—	312
Other expenses	1,149	712	120	371	2,352	851	333	174	3,710	255	3,965
Total expenses	4,249	4,787	1,399	1,044	11,479	2,243	621	511	14,854	657	15,511
Provision for income tax expense (benefit)	203	96	156	42	497	95	11	(181)	422	297	719
Operating earnings	$532	$174	$295	$137	$1,138	$305	$63	$(171)	1,335
Adjustments to:
Total revenues									1,822
Total expenses									(657)
Provision for income tax (expense) benefit									(297)
Net income (loss)									$2,203		$2,203

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
	Americas
Three Months Ended March 31, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,749	$4,117	$418	$699	$6,983	$1,752	$508	$10	$9,253	$—	$9,253
Universal life and investment-type product policy fees	1,236	188	54	294	1,772	397	102	23	2,294	100	2,394
Net investment income	1,980	478	1,430	218	4,106	684	83	109	4,982	479	5,461
Other revenues	251	113	71	10	445	28	10	20	503	(8)	495
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	286	286
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	821	821
Total revenues	5,216	4,896	1,973	1,221	13,306	2,861	703	162	17,032	1,678	18,710
Expenses
Policyholder benefits and claims and policyholder dividends	2,449	3,835	991	581	7,856	1,340	239	12	9,447	149	9,596
Interest credited to policyholder account balances	542	37	293	86	958	337	30	6	1,331	664	1,995
Capitalization of DAC	(247)	(36)	(6)	(111)	(400)	(435)	(133)	—	(968)	—	(968)
Amortization of DAC and VOBA	375	41	5	78	499	326	128	—	953	72	1,025
Amortization of negative VOBA	—	—	—	—	—	(86)	(4)	—	(90)	(10)	(100)
Interest expense on debt	(1)	—	1	—	—	—	—	297	297	1	298
Other expenses	1,176	664	124	425	2,389	904	362	145	3,800	5	3,805
Total expenses	4,294	4,541	1,408	1,059	11,302	2,386	622	460	14,770	881	15,651
Provision for income tax expense (benefit)	269	127	196	31	623	148	11	(188)	594	302	896
Operating earnings	$653	$228	$369	$131	$1,381	$327	$70	$(110)	1,668
Adjustments to:
Total revenues									1,678
Total expenses									(881)
Provision for income tax (expense) benefit									(302)
Net income (loss)									$2,163		$2,163

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2016	December 31, 2015
	(In millions)
Retail	$354,705	$347,257
Group, Voluntary & Worksite Benefits	49,950	46,476
Corporate Benefit Funding	231,484	225,015
Latin America	68,949	65,266
Asia	122,187	113,895
EMEA	27,720	26,767
Corporate & Other	62,433	53,257
Total	$917,428	$877,933
3. Pending Disposition
On February 28, 2016, MetLife, Inc. entered into a purchase agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. MassMutual will also assume all of the liabilities that relate to or arise from such assets and that arise or occur at or after the closing of the transactions contemplated by the purchase agreement. In addition, MassMutual will acquire all of the issued and outstanding shares of MSI. The purchase price is approximately $300 million, subject to customary adjustments. The transactions contemplated by the purchase agreement are subject to certain closing conditions, including regulatory approval. The Company recorded certain charges to computer software and employee benefit plans related to the transactions during the three months ended March 31, 2016. See Notes 8 and 11.
4. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”) and the portions of both non-life-contingent guaranteed minimum withdrawal benefits (“GMWBs”) and the GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	March 31, 2016				December 31, 2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total account value (2), (3)	$180,216		$90,785		$181,413		$91,240
Separate account value	$150,726		$87,235		$151,901		$87,841
Net amount at risk (2)	$10,475	(4)	$3,412	(5)	$10,339	(4)	$2,762	(5)
Average attained age of contractholders	67 years		66 years		66 years		66 years
Other Annuity Guarantees
Total account value (3)	N/A		$1,583		N/A		$1,560
Net amount at risk	N/A		$425	(6)	N/A		$422	(6)
Average attained age of contractholders	N/A		51 years		N/A		51 years

	March 31, 2016		December 31, 2015
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Total account value (3)	$16,818	$3,428	$17,211	$3,461
Net amount at risk (7)	$176,200	$18,718	$175,958	$19,047
Average attained age of policyholders	57 years	62 years	57 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2016	December 31, 2015
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,046	$41,278
Other policy-related balances	270	249
Policyholder dividends payable	484	468
Policyholder dividend obligation	2,586	1,783
Other liabilities	799	380
Total closed block liabilities	45,185	44,158
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,739	27,556
Equity securities available-for-sale, at estimated fair value	108	111
Mortgage loans	5,910	6,022
Policy loans	4,561	4,642
Real estate and real estate joint ventures	458	462
Other invested assets	978	1,066
Total investments	40,754	39,859
Cash and cash equivalents	151	236
Accrued investment income	477	474
Premiums, reinsurance and other receivables	321	56
Current income tax recoverable	7	11
Deferred income tax assets	215	234
Total assets designated to the closed block	41,925	40,870
Excess of closed block liabilities over assets designated to the closed block	3,260	3,288
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	1,963	1,382
Unrealized gains (losses) on derivatives, net of income tax	63	76
Allocated to policyholder dividend obligation, net of income tax	(1,681)	(1,159)
Total amounts included in AOCI	345	299
Maximum future earnings to be recognized from closed block assets and liabilities	$3,605	$3,587

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$1,783	$3,155
Change in unrealized investment and derivative gains (losses)	803	(1,372)
Balance, end of period	$2,586	$1,783
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Revenues
Premiums	$417	$430
Net investment income	480	515
Net investment gains (losses)	(28)	(1)
Net derivative gains (losses)	(11)	25
Total revenues	858	969
Expenses
Policyholder benefits and claims	610	608
Policyholder dividends	245	240
Other expenses	32	37
Total expenses	887	885
Revenues, net of expenses before provision for income tax expense (benefit)	(29)	84
Provision for income tax expense (benefit)	(11)	29
Revenues, net of expenses and provision for income tax expense (benefit)	$(18)	$55
MLIC charges the closed block with federal income taxes, state and local premium taxes and other state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan of Reorganization. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.
6. Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities available-for-sale (“AFS”) by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

	March 31, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$95,066	$8,350	$1,320	$—	$102,096	$96,466	$6,583	$2,255	$—	$100,794
U.S. government and agency	57,060	7,969	38	—	64,991	56,499	5,373	226	—	61,646
Foreign corporate	56,756	3,612	1,273	4	59,091	56,003	3,019	1,822	2	57,198
Foreign government	48,940	7,848	132	—	56,656	45,451	5,269	221	—	50,499
RMBS	41,940	1,577	414	74	43,029	37,914	1,366	424	59	38,797
State and political subdivision	14,243	2,320	16	8	16,539	13,723	1,795	67	10	15,441
ABS	16,407	121	320	6	16,202	14,498	131	229	6	14,394
CMBS (1)	13,000	470	94	(1)	13,377	12,410	347	125	(1)	12,633
Total fixed maturity securities	$343,412	$32,267	$3,607	$91	$371,981	$332,964	$23,883	$5,369	$76	$351,402
Equity securities
Common stock	$2,051	$412	$48	$—	$2,415	$1,962	$397	$107	$—	$2,252
Non-redeemable preferred stock	959	69	69	—	959	1,035	85	51	—	1,069
Total equity securities	$3,010	$481	$117	$—	$3,374	$2,997	$482	$158	$—	$3,321
__________________

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both March 31, 2016 and December 31, 2015, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $59 million and $54 million with unrealized gains (losses) of $19 million and $12 million at March 31, 2016 and December 31, 2015, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$13,348	$77,283	$69,960	$111,474	$71,347	$343,412
Estimated fair value	$13,428	$81,212	$74,104	$130,629	$72,608	$371,981
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

	March 31, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$14,740	$708	$5,276	$612	$27,526	$1,629	$3,762	$626
U.S. government and agency	1,549	13	500	25	19,628	222	298	4
Foreign corporate	8,960	479	6,210	798	14,447	911	5,251	913
Foreign government	1,996	83	535	49	3,530	166	429	55
RMBS	7,026	234	2,989	254	13,467	287	2,431	196
State and political subdivision	322	4	168	20	1,618	55	168	22
ABS	8,025	188	3,569	138	7,329	124	2,823	111
CMBS	1,697	32	967	61	4,876	81	637	43
Total fixed maturity securities	$44,315	$1,741	$20,214	$1,957	$92,421	$3,475	$15,799	$1,970
Equity securities
Common stock	$168	$46	$2	$2	$203	$105	$20	$2
Non-redeemable preferred stock	130	9	176	60	79	2	200	49
Total equity securities	$298	$55	$178	$62	$282	$107	$220	$51
Total number of securities in an unrealized loss position	3,904		1,837		6,366		1,489
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2016. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $1.7 billion during the three months ended March 31, 2016 to $3.7 billion. The decrease in gross unrealized losses for the three months ended March 31, 2016, was primarily attributable to a decrease in interest rates and, to a lesser extent, the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At March 31, 2016, $472 million of the total $3.7 billion of gross unrealized losses were from 113 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $472 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $231 million, or 49%, were related to gross unrealized losses on 55 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Below Investment Grade Fixed Maturity Securities
Of the $472 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $241 million, or 51%, were related to gross unrealized losses on 58 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector and valuations of residential real estate supporting non-agency RMBS. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers; and evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $41 million during the three months ended March 31, 2016 to $117 million. Of the $117 million, $47 million were from nine securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $47 million, 64% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans
Commercial	$45,445	66.2%	$44,012	65.6%
Agricultural	13,226	19.3	13,188	19.6
Residential	9,800	14.3	9,734	14.5
Subtotal (1)	68,471	99.8	66,934	99.7
Valuation allowances	(381)	(0.6)	(318)	(0.5)
Subtotal mortgage loans, net	68,090	99.2	66,616	99.2
Residential — FVO	392	0.6	314	0.5
Commercial mortgage loans held by CSEs — FVO	169	0.2	172	0.3
Total mortgage loans, net	$68,651	100.0%	$67,102	100.0%
__________________

(1)	Purchases of mortgage loans were $292 million and $1.4 billion for the three months ended March 31, 2016 and 2015, respectively.
See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential — FVO and commercial mortgage loans held by CSEs — FVO is presented in Note 8. The Company elects the FVO for certain mortgage loans and related long-term debt that are managed on a total return basis.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2016
Commercial	$161	$144	$58	$56	$56	$45,245	$223	$142
Agricultural	16	14	1	39	38	13,174	39	51
Residential	—	—	—	176	162	9,638	60	162
Total	$177	$158	$59	$271	$256	$68,057	$322	$355
December 31, 2015
Commercial	$—	$—	$—	$57	$57	$43,955	$217	$57
Agricultural	49	47	3	22	21	13,120	39	65
Residential	—	—	—	141	131	9,603	59	131
Total	$49	$47	$3	$220	$209	$66,678	$315	$253
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $128 million, $60 million and $147 million, respectively, for the three months ended March 31, 2016; and $171 million, $63 million and $47 million, respectively, for the three months ended March 31, 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2016				2015
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$217	$42	$59	$318	$224	$39	$42	$305
Provision (release)	64	—	4	68	1	—	14	15
Charge-offs, net of recoveries	—	(2)	(3)	(5)	—	—	(5)	(5)
Balance, end of period	$281	$40	$60	$381	$225	$39	$51	$315

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2016
Loan-to-value ratios
Less than 65%	$39,658	$888	$594	$41,140	90.5%	$42,534	91.0%
65% to 75%	3,371	106	206	3,683	8.1	3,673	7.8
76% to 80%	89	—	—	89	0.2	93	0.2
Greater than 80%	438	42	53	533	1.2	452	1.0
Total	$43,556	$1,036	$853	$45,445	100%	$46,752	100%
December 31, 2015
Loan-to-value ratios
Less than 65%	$38,163	$1,063	$544	$39,770	90.4%	$40,921	90.7%
65% to 75%	3,270	138	76	3,484	7.9	3,451	7.7
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	381	140	237	758	1.7	732	1.6
Total	$41,814	$1,341	$857	$44,012	100.0%	$45,104	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$12,583	95.1%	$12,399	94.0%
65% to 75%	575	4.3	710	5.4
76% to 80%	20	0.2	21	0.2
Greater than 80%	48	0.4	58	0.4
Total	$13,226	100.0%	$13,188	100.0%
The estimated fair value of agricultural mortgage loans was $13.6 billion and $13.5 billion at March 31, 2016 and December 31, 2015, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$9,483	96.8%	$9,408	96.7%
Nonperforming	317	3.2	326	3.3
Total	$9,800	100.0%	$9,734	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The estimated fair value of residential mortgage loans was $10.1 billion and $9.9 billion at March 31, 2016 and December 31, 2015, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2016 and December 31, 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In millions)
Commercial	$—	$2	$—	$—
Agricultural	127	103	40	46
Residential	317	326	305	318
Total	$444	$431	$345	$364
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months ended March 31, 2016 and 2015, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.0 billion and $7.5 billion at March 31, 2016 and December 31, 2015, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2016	December 31, 2015
	(In millions)
Fixed maturity securities	$28,427	$18,164
Fixed maturity securities with noncredit OTTI losses included in AOCI	(91)	(76)
Total fixed maturity securities	28,336	18,088
Equity securities	447	422
Derivatives	2,723	2,350
Other	359	287
Subtotal	31,865	21,147
Amounts allocated from:
Future policy benefits	(1,415)	(163)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2	—
DAC, VOBA and DSI	(1,900)	(1,273)
Policyholder dividend obligation	(2,586)	(1,783)
Subtotal	(5,899)	(3,219)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	39	27
Deferred income tax benefit (expense)	(8,825)	(6,151)
Net unrealized investment gains (losses)	17,180	11,804
Net unrealized investment gains (losses) attributable to noncontrolling interests	(9)	(31)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$17,171	$11,773
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$(76)	$(112)
Noncredit OTTI losses and subsequent changes recognized	(1)	6
Securities sold with previous noncredit OTTI loss	9	125
Subsequent changes in estimated fair value	(23)	(95)
Balance, end of period	$(91)	$(76)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2016
(In millions)
Balance, beginning of period	$11,773
Fixed maturity securities on which noncredit OTTI losses have been recognized	(15)
Unrealized investment gains (losses) during the period	10,733
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,252)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2
DAC, VOBA and DSI	(627)
Policyholder dividend obligation	(803)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	12
Deferred income tax benefit (expense)	(2,674)
Net unrealized investment gains (losses)	17,149
Net unrealized investment gains (losses) attributable to noncontrolling interests	22
Balance, end of period	$17,171
Change in net unrealized investment gains (losses)	$5,376
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	22
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$5,398

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $24.9 billion and $20.9 billion at March 31, 2016 and December 31, 2015, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $29.7 billion and $25.4 billion at March 31, 2016 and December 31, 2015, respectively.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2016	December 31, 2015
	(In millions)
Securities on loan: (1)
Amortized cost	$26,599	$27,223
Estimated fair value	$30,474	$29,646
Cash collateral on deposit from counterparties (2)	$30,986	$30,197
Security collateral on deposit from counterparties (3)	$88	$50
Reinvestment portfolio — estimated fair value	$31,173	$30,258
__________________

(1)
Included within fixed maturity securities and short-term investments. At March 31, 2016, both amortized cost and estimated fair value also included $105 million, at estimated fair value, of securities which are not reflected on the consolidated financial statements.

(2)	Included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2016
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. government and agency	$8,665	$10,353	$9,476	$28,494	92.0%
Agency RMBS	12	665	600	1,277	4.1
Foreign government	2	803	—	805	2.6
U.S. corporate	11	387	—	398	1.3
Foreign corporate	—	12	—	12	—
Total	$8,690	$12,220	$10,076	$30,986	100%

	December 31, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. government and agency	$10,116	$11,157	$5,986	$27,259	90.3%
Agency RMBS	—	951	600	1,551	5.1
Foreign government	2	510	486	998	3.3
U.S. corporate	9	380	—	389	1.3
Foreign corporate	—	—	—	—	—
Total	$10,127	$12,998	$7,072	$30,197	100%
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2016 was $8.5 billion, over 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency, agency RMBS, ABS, U.S. and foreign corporate securities and non-agency RMBS) with 64% invested in U.S. government and agency securities, agency RMBS, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Repurchase Agreement Transactions
The Company participates in short-term repurchase agreements and reverse repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and contemporaneously borrows other fixed maturity securities (e.g., repurchase and reverse repurchase, respectively). The Company obtains cash collateral in an amount greater than or equal to 95% of the estimated fair value of the securities loaned, and pledges cash collateral in an amount generally equal to 98% of the estimated fair value of the borrowed securities at the inception of the transaction. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.
The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $315 million and $305 million, respectively, at March 31, 2016. There were no such transactions outstanding as of December 31, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected on the consolidated financial statements. The amount of borrowed securities which were re-pledged was $105 million, at estimated fair value, at March 31, 2016.
The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at March 31, 2016 were both $300 million. After the effect of offsetting of $300 million, the net amount presented on the consolidated balance sheet at March 31, 2016 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows. At March 31, 2016, all $300 million of payables from repurchase agreements had a remaining tenor of six months to one year and were loans of U.S. and foreign corporate securities.
See Note 7 for information regarding the estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	March 31, 2016	December 31, 2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$9,696	$9,089
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	10,770	10,443
Invested assets pledged as collateral (1)	25,524	23,145
Total invested assets on deposit, held in trust and pledged as collateral	$45,990	$42,677
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report), collateral financing arrangements (see Note 13 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report) and derivative transactions (see Note 7).

See “— Securities Lending” and “— Repurchase Agreement Transactions” for information regarding securities on loan and Note 5 for information regarding investments designated to the closed block.
Variable Interest Entities
The Company is involved with certain legal entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Consolidated VIEs
Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,412	$—	$3,374	$—
Operating joint venture (2)	—	—	2,465	2,079
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	182	55	186	62
Other investments (4)	76	—	76	—
Total	$3,670	$55	$6,101	$2,141
__________________

(1)
See Note 13 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement.

(2)
Following a change in the foreign investment law in India, the Company no longer consolidated its India operating joint venture, effective January 1, 2016. Assets of the operating joint venture are primarily fixed maturity securities and separate account assets. Liabilities of the operating joint venture are primarily future policy benefits, other policy-related balances and separate account liabilities.

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $107 million and $105 million at estimated fair value at March 31, 2016 and December 31, 2015, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $1 million for both the three months ended March 31, 2016 and 2015.

(4)	Other investments is primarily comprised of other invested assets and other limited partnership interests.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$72,608	$72,608	$65,824	$65,824
U.S. and foreign corporate	3,075	3,075	3,261	3,261
Other limited partnership interests	6,348	10,791	5,186	7,074
Other invested assets	2,160	2,770	1,604	2,161
FVO and trading securities	541	541	586	586
Real estate joint ventures	251	284	65	82
Equity securities AFS:
Common stock	157	157	—	—
Other investments (3)	72	72	71	71
Total	$85,212	$90,298	$76,597	$79,059
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $170 million and $179 million at March 31, 2016 and December 31, 2015, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of mortgage loans and non-redeemable preferred stock.
As described in Note 13, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months ended March 31, 2016 and 2015.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$3,654	$3,541
Equity securities	37	31
FVO and trading securities — Actively traded and FVO general account securities (1)	6	37
Mortgage loans	807	730
Policy loans	149	152
Real estate and real estate joint ventures	157	211
Other limited partnership interests	46	215
Cash, cash equivalents and short-term investments	40	35
Operating joint ventures	12	8
Other	41	122
Subtotal	4,949	5,082
Less: Investment expenses	296	302
Subtotal, net	4,653	4,780
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	(97)	677
FVO CSEs — interest income:
Commercial mortgage loans	3	4
Subtotal	(94)	681
Net investment income	$4,559	$5,461
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Actively traded and FVO general account securities	$5	$6
FVO contractholder-directed unit-linked investments	$(191)	$536
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$(3)
Industrial	(71)	(2)
Communications	(3)	—
Total U.S. and foreign corporate securities	(74)	(5)
RMBS	(4)	(13)
OTTI losses on fixed maturity securities recognized in earnings	(78)	(18)
Fixed maturity securities — net gains (losses) on sales and disposals	98	151
Total gains (losses) on fixed maturity securities	20	133
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(51)	—
OTTI losses on equity securities recognized in earnings	(51)	—
Equity securities — net gains (losses) on sales and disposals	6	8
Total gains (losses) on equity securities	(45)	8
Mortgage loans	(64)	(43)
Real estate and real estate joint ventures	2	27
Other limited partnership interests	(27)	16
Other	(18)	23
Subtotal	(132)	164
FVO CSEs:
Commercial mortgage loans	1	(3)
Securities	1	—
Long-term debt — related to commercial mortgage loans	—	1
Non-investment portfolio gains (losses)	145	124
Subtotal	147	122
Total net investment gains (losses)	$15	$286
See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $79 million and $161 million for the three months ended March 31, 2016 and 2015, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

	Three Months Ended March 31,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$31,994	$30,006	$59	$53
Gross investment gains	$433	$338	$11	$15
Gross investment losses	(335)	(187)	(5)	(7)
OTTI losses	(78)	(18)	(51)	—
Net investment gains (losses)	$20	$133	$(45)	$8
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2016	2015
	(In millions)
Balance, beginning of period	$277	$357
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	2
Additional impairments — credit loss OTTI on securities previously impaired	2	11
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(9)	(13)
Balance, end of period	$270	$357
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. government and agency, or other fixed maturity security. Structured interest rate swaps are included in interest rate swaps and are not designated as hedging instruments.
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
The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company utilizes interest rate forwards in cash flow and nonqualifying hedging relationships.
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
The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. government and agency securities, or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.
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
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2016			December 31, 2015
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges
Interest rate swaps	Interest rate	$5,491	$2,596	$17	$5,528	$2,215	$12
Foreign currency swaps	Foreign currency exchange rate	2,135	66	142	2,154	62	159
Foreign currency forwards	Foreign currency exchange rate	1,485	62	—	1,685	—	52
Subtotal		9,111	2,724	159	9,367	2,277	223
Cash flow hedges
Interest rate swaps	Interest rate	1,945	643	—	2,190	487	—
Interest rate forwards	Interest rate	35	12	—	105	23	—
Foreign currency swaps	Foreign currency exchange rate	25,121	1,461	1,511	23,661	1,303	1,803
Subtotal		27,101	2,116	1,511	25,956	1,813	1,803
Foreign operations hedges
Foreign currency forwards	Foreign currency exchange rate	5,043	2	179	3,916	63	12
Currency options	Foreign currency exchange rate	8,144	41	80	7,569	205	36
Subtotal		13,187	43	259	11,485	268	48
Total qualifying hedges		49,399	4,883	1,929	46,808	4,358	2,074
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	80,829	7,277	3,215	89,336	5,111	2,247
Interest rate floors	Interest rate	20,837	386	53	23,837	311	48
Interest rate caps	Interest rate	70,928	70	3	68,928	105	3
Interest rate futures	Interest rate	6,652	21	7	5,808	4	7
Interest rate options	Interest rate	27,590	2,316	2	30,234	1,177	30
Interest rate forwards	Interest rate	43	5	—	43	1	—
Synthetic GICs	Interest rate	3,980	—	—	4,216	—	—
Foreign currency swaps	Foreign currency exchange rate	11,512	768	459	11,081	766	431
Foreign currency forwards	Foreign currency exchange rate	14,539	388	187	11,724	154	220
Currency futures	Foreign currency exchange rate	985	1	1	930	—	—
Currency options	Foreign currency exchange rate	8,016	337	66	9,590	466	189
Credit default swaps — purchased	Credit	2,079	22	22	1,870	28	34
Credit default swaps — written	Credit	10,729	105	11	10,311	78	13
Equity futures	Equity market	11,768	28	15	7,206	63	18
Equity index options	Equity market	53,981	1,924	1,241	55,682	1,542	1,041
Equity variance swaps	Equity market	23,466	208	682	23,437	195	636
TRRs	Equity market	3,913	8	229	3,803	47	58
Total non-designated or nonqualifying derivatives		351,847	13,864	6,193	358,036	10,048	4,975
Total		$401,246	$18,747	$8,122	$404,844	$14,406	$7,049

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2016 and December 31, 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$2,504	$848
Embedded derivatives gains (losses)	(1,169)	(27)
Total net derivative gains (losses)	$1,335	$821
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$57	$58
Interest credited to policyholder account balances	6	2
Other expenses	(2)	(3)
Nonqualifying hedges:
Net investment income	—	(1)
Net derivative gains (losses)	283	261
Policyholder benefits and claims	5	4
Total	$349	$321

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2016
Interest rate derivatives	$1,972	$—	$42
Foreign currency exchange rate derivatives	523	—	(1)
Credit derivatives — purchased	(5)	10	—
Credit derivatives — written	(6)	(9)	—
Equity derivatives	(47)	(11)	32
Total	$2,437	$(10)	$73
Three Months Ended March 31, 2015
Interest rate derivatives	$552	$—	$11
Foreign currency exchange rate derivatives	669	—	—
Credit derivatives — purchased	(11)	(1)	—
Credit derivatives — written	3	1	—
Equity derivatives	(462)	(4)	(99)
Total	$751	$(4)	$(88)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2016
Interest rate swaps:	Fixed maturity securities	$(8)	$7	$(1)
	Policyholder liabilities (1)	346	(348)	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	2	1
	Foreign-denominated policyholder account balances (2)	25	(25)	—
Foreign currency forwards:	Foreign-denominated fixed maturity securities	139	(128)	11
Total		$501	$(492)	$9
Three Months Ended March 31, 2015
Interest rate swaps:	Fixed maturity securities	$(5)	$7	$2
	Policyholder liabilities (1)	197	(198)	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	10	(8)	2
	Foreign-denominated policyholder account balances (2)	(249)	245	(4)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(17)	16	(1)
Total		$(64)	$62	$(2)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2016 and March 31, 2015, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($6) million and ($2) million, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were ($4) million and $3 million for the three months ended March 31, 2016 and 2015, respectively.
At both March 31, 2016 and December 31, 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At March 31, 2016 and December 31, 2015, the balance in AOCI associated with cash flow hedges was $2.7 billion and $2.4 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended March 31, 2016
Interest rate swaps	$213	$10	$3	$—	$(1)
Interest rate forwards	9	2	1	—	—
Foreign currency swaps	474	306	—	1	(2)
Total	$696	$318	$4	$1	$(3)
Three Months Ended March 31, 2015
Interest rate swaps	$174	$5	$3	$—	$3
Interest rate forwards	15	3	1	1	—
Foreign currency swaps	(2)	(567)	—	—	4
Total	$187	$(559)	$4	$1	$7
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2016, ($15) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
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
The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended March 31, 2016
Foreign currency forwards	$(231)
Currency options	(168)
Total	$(399)
Three Months Ended March 31, 2015
Foreign currency forwards	$111
Currency options	(41)
Total	$70
__________________

(1)
During both the three months ended March 31, 2016 and 2015, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2016 and December 31, 2015, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $657 million and $1.1 billion, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $10.7 billion and $10.3 billion at March 31, 2016 and December 31, 2015, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2016 and December 31, 2015, the Company would have received $94 million and $65 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$6	$630	2.8	$6	$661	2.5
Credit default swaps referencing indices	16	2,137	3.6	6	1,635	3.4
Subtotal	22	2,767	3.4	12	2,296	3.2
Baa
Single name credit default swaps (corporate)	5	1,158	2.4	8	1,349	2.5
Credit default swaps referencing indices	55	6,278	5.1	37	5,863	4.8
Subtotal	60	7,436	4.7	45	7,212	4.4
Ba
Single name credit default swaps (corporate)	—	65	2.1	(2)	64	2.3
Credit default swaps referencing indices	—	100	0.7	(1)	100	1.0
Subtotal	—	165	1.3	(3)	164	1.5
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	12	361	4.6	11	639	4.9
Subtotal	12	361	4.6	11	639	4.9
Total	$94	$10,729	4.3	$65	$10,311	4.1
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $10.7 billion and $10.3 billion from the table above were $139 million and $80 million at March 31, 2016 and December 31, 2015, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $10 million and $20 million in gross notional amount and $1 million and ($2) million in estimated fair value at March 31, 2016 and December 31, 2015, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2016		December 31, 2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (6)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$16,578	$6,345	$13,017	$5,848
OTC-cleared (1)	2,403	1,731	1,600	1,217
Exchange-traded	50	23	67	25
Total gross estimated fair value of derivatives (1)	19,031	8,099	14,684	7,090
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	19,031	8,099	14,684	7,090
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(5,113)	(5,113)	(4,368)	(4,368)
OTC-cleared	(1,717)	(1,717)	(1,200)	(1,200)
Exchange-traded	—	—	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(9,215)	—	(6,140)	(7)
OTC-cleared	(671)	(2)	(378)	(10)
Exchange-traded	—	(19)	—	(20)
Securities collateral: (5)
OTC-bilateral	(1,880)	(1,119)	(2,078)	(1,395)
OTC-cleared	—	—	—	—
Exchange-traded	—	(1)	—	(3)
Net amount after application of master netting agreements and collateral	$435	$128	$519	$86
__________________

(1)
At March 31, 2016 and December 31, 2015, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $284 million and $278 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of ($23) million and $41 million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2016 and December 31, 2015, the Company received excess cash collateral of $227 million and $89 million, respectively, and provided excess cash collateral of $478 million and $204 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2016 and December 31, 2015, the Company received excess securities collateral with an estimated fair value of $146 million and $100 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2016 and December 31, 2015, the Company provided excess securities collateral with an estimated fair value of $159 million and $150 million, respectively, for its OTC-bilateral derivatives, and $249 million and $315 million, respectively, for its OTC-cleared derivatives, and $282 million and $224 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)	See Note 6 for information regarding the Company’s gross and net payables and receivables under repurchase agreement transactions.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the party in a net liability position, after considering the effect of netting agreements, to pledge collateral when the estimated fair value of that party’s derivatives reaches a minimum transfer amount. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. In addition, substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that MetLife, Inc. would be required to provide if there was a one-notch downgrade in MetLife, Inc.’s senior unsecured debt rating at the reporting date or if the Company’s credit or financial strength rating, as applicable, sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	March 31, 2016			December 31, 2015
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$1,181	$48	$1,229	$1,270	$207	$1,477
Estimated Fair Value of Collateral Provided
Fixed maturity securities	$1,223	$51	$1,274	$1,365	$174	$1,539
Cash	$—	$—	$—	$4	$4	$8
Estimated Fair Value of Incremental Collateral Provided Upon
One-notch downgrade in the Company’s credit or financial strength rating, as applicable	$5	$—	$5	$1	$—	$1
Downgrade in the Company’s credit or financial strength rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$5	$—	$5	$1	$—	$1
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2016	December 31, 2015
		(In millions)
Net embedded derivatives within asset host contracts
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$439	$356
Funds withheld on assumed reinsurance	Other invested assets	49	35
Options embedded in debt or equity securities	Investments	(202)	(220)
Net embedded derivatives within asset host contracts		$286	$171
Net embedded derivatives within liability host contracts
Direct guaranteed minimum benefits	Policyholder account balances and Future policy benefits	$992	$(20)
Assumed guaranteed minimum benefits	Policyholder account balances	1,392	965
Funds withheld on ceded reinsurance	Other liabilities	42	(14)
Other	Policyholder account balances	1	4
Net embedded derivatives within liability host contracts		$2,427	$935
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net derivative gains (losses) (1)	$(1,169)	$(27)
Policyholder benefits and claims	$45	$24
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $359 million and $69 million for the three months ended March 31, 2016 and 2015, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	March 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$95,388	$6,708	$102,096
U.S. government and agency	37,984	26,796	211	64,991
Foreign corporate	—	53,007	6,084	59,091
Foreign government	—	55,944	712	56,656
RMBS	3,701	34,327	5,001	43,029
State and political subdivision	—	16,503	36	16,539
ABS	—	15,263	939	16,202
CMBS	—	12,665	712	13,377
Total fixed maturity securities	41,685	309,893	20,403	371,981
Equity securities	1,417	1,288	669	3,374
FVO and trading securities:
Actively traded securities	98	259	3	360
FVO general account securities	610	33	98	741
FVO contractholder-directed unit-linked investments	10,936	2,806	140	13,882
FVO securities held by CSEs	—	2	8	10
Total FVO and trading securities	11,644	3,100	249	14,993
Short-term investments (1)	2,263	8,333	170	10,766
Mortgage loans:
Residential mortgage loans — FVO	—	—	392	392
Commercial mortgage loans held by CSEs — FVO	—	169	—	169
Total mortgage loans	—	169	392	561
Other invested assets:
Other investments	96	54	—	150
Derivative assets: (2)
Interest rate	21	13,288	17	13,326
Foreign currency exchange rate	1	3,087	38	3,126
Credit	—	110	17	127
Equity market	28	1,769	371	2,168
Total derivative assets	50	18,254	443	18,747
Total other invested assets	146	18,308	443	18,897
Net embedded derivatives within asset host contracts (3)	—	—	488	488
Separate account assets (4)	82,055	222,518	1,474	306,047
Total assets	$139,210	$563,609	$24,288	$727,107
Liabilities
Derivative liabilities: (2)
Interest rate	$7	$3,289	$1	$3,297
Foreign currency exchange rate	1	2,548	76	2,625
Credit	—	33	—	33
Equity market	15	1,448	704	2,167
Total derivative liabilities	23	7,318	781	8,122
Net embedded derivatives within liability host contracts (3)	—	—	2,427	2,427
Long-term debt of CSEs — FVO	—	43	12	55
Trading liabilities (5)	111	49	—	160
Separate account liabilities (4)	—	87	8	95
Total liabilities	$134	$7,497	$3,228	$10,859

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$93,758	$7,036	$100,794
U.S. government and agency	37,660	23,986	—	61,646
Foreign corporate	—	51,438	5,760	57,198
Foreign government	—	49,643	856	50,499
RMBS	—	34,088	4,709	38,797
State and political subdivision	—	15,395	46	15,441
ABS	—	12,731	1,663	14,394
CMBS	—	11,889	744	12,633
Total fixed maturity securities	37,660	292,928	20,814	351,402
Equity securities	1,274	1,615	432	3,321
FVO and trading securities:
Actively traded securities	—	400	4	404
FVO general account securities	506	32	89	627
FVO contractholder-directed unit-linked investments	10,829	2,985	167	13,981
FVO securities held by CSEs	—	2	10	12
Total FVO and trading securities	11,335	3,419	270	15,024
Short-term investments (1)	2,543	5,985	291	8,819
Mortgage loans:
Residential mortgage loans — FVO	—	—	314	314
Commercial mortgage loans held by CSEs — FVO	—	172	—	172
Total mortgage loans	—	172	314	486
Other invested assets:
Other investments	109	53	—	162
Derivative assets: (2)
Interest rate	4	9,405	25	9,434
Foreign currency exchange rate	—	3,003	16	3,019
Credit	—	99	7	106
Equity market	63	1,435	349	1,847
Total derivative assets	67	13,942	397	14,406
Total other invested assets	176	13,995	397	14,568
Net embedded derivatives within asset host contracts (3)	—	—	391	391
Separate account assets (4)	77,080	222,814	1,704	301,598
Total assets	$130,068	$540,928	$24,613	$695,609
Liabilities
Derivative liabilities: (2)
Interest rate	$7	$2,340	$—	$2,347
Foreign currency exchange rate	—	2,754	148	2,902
Credit	—	45	2	47
Equity market	18	1,077	658	1,753
Total derivative liabilities	25	6,216	808	7,049
Net embedded derivatives within liability host contracts (3)	—	—	935	935
Long-term debt of CSEs — FVO	—	49	11	60
Trading liabilities (5)	103	50	—	153
Separate account liabilities (4)	—	—	—	—
Total liabilities	$128	$6,315	$1,754	$8,197
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

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At March 31, 2016 and December 31, 2015, debt and equity securities also included embedded derivatives of ($202) million and ($220) million, respectively.

(4)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.

(5)	Trading liabilities are presented within other liabilities on the consolidated balance sheets.
The following describes the valuation methodologies used to measure assets and liabilities at fair value. The description includes the valuation techniques and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.
Investments
Valuation Controls and Procedures
On behalf of the Company’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third-party pricing providers and the controls and procedures to evaluate third-party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 8% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2016.

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
U.S. government and agency, Foreign government and State and political subdivision securities
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
Separate Account Assets and Separate Account Liabilities (1)
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2016, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were $203 million.
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

					March 31, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(313)	-	470	(29)	(65)	-	240	39	Decrease
	•	Market pricing	•	Quoted prices (5)	—	-	780	157	—	-	780	156	Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	121	98	68	-	121	98	Increase
Foreign government	•	Market pricing	•	Quoted prices (5)	94	-	135	105	96	-	135	113	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	5	-	604	93	19	-	292	92	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	5	-	112	101	16	-	109	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	92	-	107	100	66	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	272	-	397		307	-	317		Increase (8)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	85	-	342		28	-	381		Increase (8)
			•	Correlation (9)	—	-	—		—	-	—
Credit	•	Present value techniques	•	Credit spreads (10)	97	-	100		98	-	100		Decrease (10)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	12%	-	35%		15%	-	36%		Increase (8)
			•	Correlation (9)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.21%		Decrease (13)
				Ages 41 - 60	0.01%	-	0.73%		0.01%	-	0.78%		Decrease (13)
				Ages 61 - 115	0.04%	-	100%		0.04%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	2.5%	-	100%		1%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	8.85%	-	33%		8.79%	-	33%		Increase (17)
			•	Nonperformance risk spread	(0.14)%	-	1.42%		(0.47)%	-	1.31%		Decrease (18)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have the opposite impact on estimated fair value. For embedded derivatives, changes to direct and assumed guaranteed minimum benefits are based on liability positions; changes to ceded guaranteed minimum benefits are based on asset positions.

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

(8)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(9)
Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.

(10)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(11)	At both March 31, 2016 and December 31, 2015, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(12)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives within funds withheld related to certain ceded and assumed reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO and long-term debt of CSEs — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	Corporate (1)	U.S. Government and Agency	Foreign Government	Structured (2)	State and Political Subdivision	Equity Securities	FVO and Trading Securities (3)
	(In millions)
Balance, January 1, 2016	$12,796	$—	$856	$7,116	$46	$432	$270
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(33)	—	8	31	—	(26)	8
Total realized/unrealized gains (losses) included in AOCI	510	11	(22)	(46)	—	43	—
Purchases (6)	668	—	19	937	—	5	19
Sales (6)	(272)	—	(17)	(373)	—	(1)	(11)
Issuances (6)	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	—
Transfers into Level 3 (7)	461	200	47	11	—	464	25
Transfers out of Level 3 (7)	(1,338)	—	(179)	(1,024)	(10)	(248)	(62)
Balance, March 31, 2016	$12,792	$211	$712	$6,652	$36	$669	$249

Balance, January 1, 2015	$13,432	$—	$1,311	$7,392	$—	$345	$567
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(2)	—	(18)	8	—	(1)	(18)
Total realized/unrealized gains (losses) included in AOCI	(75)	—	23	(30)	—	(2)	—
Purchases (6)	609	—	43	1,450	—	9	113
Sales (6)	(242)	—	(53)	(571)	—	(5)	(152)
Issuances (6)	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	—
Transfers into Level 3 (7)	221	—	215	8	2	1	39
Transfers out of Level 3 (7)	(214)	—	(137)	(615)	—	(9)	(28)
Balance, March 31, 2015	$13,729	$—	$1,384	$7,642	$2	$338	$521
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (8)	$(31)	$—	$8	$30	$—	$(26)	$8
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2015 (8)	$6	$—	$3	$13	$—	$—	$(16)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Mortgage Loans (9)	Net Derivatives (10)	Net Embedded Derivatives (11)	Separate Accounts (12)	Long-term Debt of CSEs — FVO
	(In millions)
Balance, January 1, 2016	$291	$314	$(411)	$(544)	$1,704	$(11)
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	1	10	67	(1,111)	32	(1)
Total realized/unrealized gains (losses) included in AOCI	2	—	9	(75)	—	—
Purchases (6)	108	80	8	—	55	—
Sales (6)	(248)	(5)	—	—	(201)	—
Issuances (6)	—	—	(1)	—	—	—
Settlements (6)	—	(7)	(10)	(209)	—	—
Transfers into Level 3 (7)	18	—	—	—	—	—
Transfers out of Level 3 (7)	(2)	—	—	—	(124)	—
Balance, March 31, 2016	$170	$392	$(338)	$(1,939)	$1,466	$(12)

Balance, January 1, 2015	$336	$308	$(300)	$430	$1,922	$(13)
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	1	22	(68)	51	36	—
Total realized/unrealized gains (losses) included in AOCI	(1)	—	15	(2)	—	—
Purchases (6)	1,332	60	—	—	231	—
Sales (6)	(25)	(49)	—	—	(127)	—
Issuances (6)	—	—	—	—	—	—
Settlements (6)	—	(12)	8	(201)	(1)	1
Transfers into Level 3 (7)	—	—	—	—	1	—
Transfers out of Level 3 (7)	(285)	—	—	—	(6)	—
Balance, March 31, 2015	$1,358	$329	$(345)	$278	$2,056	$(12)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (8)	$1	$10	$50	$(1,114)	$—	$(1)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2015 (8)	$1	$22	$(64)	$47	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of RMBS, ABS, and CMBS.

(3)	Comprised of actively traded securities, FVO general account securities, FVO contractholder-directed unit-linked investments and FVO securities held by CSEs.

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

(12)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses). Separate account assets and liabilities are presented net for the purposes of the rollforward.

Fair Value Option
The following table presents information for certain assets and liabilities accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	Residential Mortgage Loans — FVO		Certain Assets and Liabilities of CSEs — FVO (1)
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In millions)
Assets
Unpaid principal balance	$563	$436	$117	$121
Difference between estimated fair value and unpaid principal balance	(171)	(122)	52	51
Carrying value at estimated fair value	$392	$314	$169	$172
Loans in non-accrual status	$191	$122	$—	$—
Liabilities
Contractual principal balance			$66	$71
Difference between estimated fair value and contractual principal balance			(11)	(11)
Carrying value at estimated fair value			$55	$60
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	At March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$99	$95	$(58)	$4
Other limited partnership interests (2)	$39	$22	$(20)	$(11)
Other assets (3)	$—	$—	$(14)	$—
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including net asset value (“NAV”) data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2016 and 2015 were not significant.

(3)	During the three months ended March 31, 2016, the Company recognized an impairment of computer software in connection with the purchase agreement with MassMutual. See Note 3.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$68,090	$—	$—	$70,490	$70,490
Policy loans	$11,257	$—	$1,277	$12,405	$13,682
Real estate joint ventures	$33	$—	$—	$102	$102
Other limited partnership interests	$495	$—	$—	$584	$584
Other invested assets	$507	$163	$2	$342	$507
Premiums, reinsurance and other receivables	$5,789	$—	$2,615	$3,274	$5,889
Other assets	$242	$—	$206	$69	$275
Liabilities
Policyholder account balances	$125,894	$—	$—	$133,714	$133,714
Long-term debt	$17,855	$—	$19,478	$—	$19,478
Collateral financing arrangements	$4,127	$—	$—	$3,794	$3,794
Junior subordinated debt securities	$3,168	$—	$3,872	$—	$3,872
Other liabilities	$7,725	$—	$7,239	$489	$7,728
Separate account liabilities	$118,520	$—	$118,520	$—	$118,520

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$66,616	$—	$—	$68,539	$68,539
Policy loans	$11,258	$—	$1,279	$12,072	$13,351
Real estate joint ventures	$35	$—	$—	$104	$104
Other limited partnership interests	$524	$—	$—	$615	$615
Other invested assets	$537	$155	$2	$380	$537
Premiums, reinsurance and other receivables	$2,822	$—	$484	$2,421	$2,905
Other assets	$235	$—	$207	$60	$267
Liabilities
Policyholder account balances	$125,040	$—	$—	$130,125	$130,125
Long-term debt	$17,954	$—	$19,360	$—	$19,360
Collateral financing arrangements	$4,139	$—	$—	$3,899	$3,899
Junior subordinated debt securities	$3,194	$—	$4,029	$—	$4,029
Other liabilities	$2,249	$—	$865	$1,385	$2,250
Separate account liabilities	$112,119	$—	$112,119	$—	$112,119
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
Real Estate Joint Ventures and Other Limited Partnership Interests
The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided on the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.
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
Other Assets
These other assets are principally comprised of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement described in Note 13 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.
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
9. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both March 31, 2016 and December 31, 2015:

Series	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000
Series A Junior Participating Preferred Stock	10,000,000	—	—
Not designated	160,900,000	—	—
Total	200,000,000	25,500,000	25,500,000
Common Stock
During the three months ended March 31, 2016 and 2015, MetLife, Inc. repurchased 1,445,864 and 19,893,284 shares through open market purchases for $70 million and $986 million, respectively.
At March 31, 2016, MetLife, Inc. had no remaining common stock repurchase authorizations. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Stock-Based Compensation Plans
Performance Shares and Performance Units
Awards under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan and the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”) were outstanding at March 31, 2016. All awards granted in 2015 or later were granted under the 2015 Stock Plan. There were no outstanding awards to MetLife, Inc. directors, for their service as directors, as of March 31, 2016.
For Performance Share and Performance Unit awards outstanding as of March 31, 2016, any vested Performance Shares and Performance Units will be multiplied by a performance factor of 0% to 175%. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its business plan. The estimated fair value of Performance Shares and Performance Units will be remeasured each quarter until they become payable.
Payout of 2013 – 2015 Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc. common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2013 – December 31, 2015 performance period was 86.2%. This factor has been applied to the 1,592,650 Performance Shares and 234,787 Performance Units associated with that performance period that vested on December 31, 2015. As a result, in the first quarter of 2016, MetLife, Inc. issued 1,372,864 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 202,386 units (less withholding for taxes and other items, as applicable).
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended March 31, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,315	$1,458	$(4,950)	$(2,052)	$4,771
OCI before reclassifications	7,670	696	551	—	8,917
Deferred income tax benefit (expense)	(2,549)	(199)	117	—	(2,631)
AOCI before reclassifications, net of income tax	15,436	1,955	(4,282)	(2,052)	11,057
Amounts reclassified from AOCI	17	(323)	—	48	(258)
Deferred income tax benefit (expense)	(7)	93	—	(20)	66
Amounts reclassified from AOCI, net of income tax	10	(230)	—	28	(192)
Balance, end of period	$15,446	$1,725	$(4,282)	$(2,024)	$10,865

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

	Three Months Ended March 31, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$15,159	$1,076	$(3,303)	$(2,283)	$10,649
OCI before reclassifications	1,626	187	(670)	—	1,143
Deferred income tax benefit (expense)	(501)	(66)	(13)	—	(580)
AOCI before reclassifications, net of income tax	16,284	1,197	(3,986)	(2,283)	11,212
Amounts reclassified from AOCI	(113)	554	—	57	498
Deferred income tax benefit (expense)	35	(196)	—	(20)	(181)
Amounts reclassified from AOCI, net of income tax	(78)	358	—	37	317
Balance, end of period	$16,206	$1,555	$(3,986)	$(2,246)	$11,529
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(33)	$139	Net investment gains (losses)
Net unrealized investment gains (losses)	3	40	Net investment income
Net unrealized investment gains (losses)	13	(66)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(17)	113
Income tax (expense) benefit	7	(35)
Net unrealized investment gains (losses), net of income tax	$(10)	$78
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$10	$5	Net derivative gains (losses)
Interest rate swaps	3	3	Net investment income
Interest rate forwards	2	3	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Interest rate forwards	—	1	Other expenses
Foreign currency swaps	306	(567)	Net derivative gains (losses)
Foreign currency swaps	1	—	Other expenses
Gains (losses) on cash flow hedges, before income tax	323	(554)
Income tax (expense) benefit	(93)	196
Gains (losses) on cash flow hedges, net of income tax	$230	$(358)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(51)	$(58)
Amortization of prior service (costs) credit	3	1
Amortization of defined benefit plan items, before income tax	(48)	(57)
Income tax (expense) benefit	20	20
Amortization of defined benefit plan items, net of income tax	$(28)	$(37)
Total reclassifications, net of income tax	$192	$(317)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Compensation	$1,310	$1,291
Pension, postretirement and postemployment benefit costs	140	92
Commissions	1,134	1,157
Volume-related costs	266	242
Capitalization of DAC	(981)	(968)
Amortization of DAC and VOBA	995	1,025
Amortization of negative VOBA	(99)	(100)
Interest expense on debt	312	298
Premium taxes, licenses and fees	215	173
Professional services	330	330
Rent and related expenses, net of sublease income	97	83
Other	473	437
Total other expenses	$4,192	$4,060
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
The components of net periodic benefit costs were as follows:

	Three Months Ended March 31,
	2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$72	$2	$69	$4
Interest costs	111	21	105	23
Curtailment costs (1)	—	30	—	—
Expected return on plan assets	(127)	(18)	(136)	(20)
Amortization of net actuarial (gains) losses	49	2	48	10
Amortization of prior service costs (credit)	—	(3)	—	(1)
Net periodic benefit costs (credit)	$105	$34	$86	$16
__________________

(1)	During the three months ended March 31, 2016, the Company recognized curtailment charges on certain postretirement benefit plans in connection with the purchase agreement with MassMutual. See Note 3.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended March 31,
	2016	2015
	(In millions, except share and per share data)
Weighted Average Shares
Weighted average common stock outstanding for basic earnings per common share	1,100,836,608	1,125,703,588
Incremental common shares from assumed:
Exercise or issuance of stock-based awards	7,785,089	10,057,530
Weighted average common stock outstanding for diluted earnings per common share	1,108,621,697	1,135,761,118
Net Income (Loss)
Net income (loss)	$2,203	$2,163
Less: Net income (loss) attributable to noncontrolling interests	2	5
Less: Preferred stock dividends	6	30
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,195	$2,128
Basic	$1.99	$1.89
Diluted	$1.98	$1.87
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2016. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2016, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $475 million.
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
As reported in the 2015 Annual Report, MLIC received approximately 3,856 asbestos-related claims in 2015. During the three months ended March 31, 2016 and 2015, MLIC received approximately 1,386 and 1,046 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2016.
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
Law Enforcement Inquiry Regarding Mortgage Servicing
MetLife, through its affiliate MetLife Bank, was engaged in the origination, sale and servicing of forward and reverse residential mortgage loans from 2008 to 2013. In 2012, MetLife Bank exited the business of originating residential mortgage loans. In 2012 and 2013, MetLife Bank sold its residential mortgage servicing portfolios, and in 2013 wound down its mortgage servicing business. In August 2013, MetLife Bank merged with MetLife Home Loans LLC (“MLHL”), with MLHL as the surviving non-bank entity.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

This inquiry could adversely affect MetLife’s reputation or result in significant fines, penalties, equitable remedies or other enforcement actions. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by this matter.
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
Sales Practices Regulatory Matters
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife Insurance Company USA, New England Life Insurance Company (“NELICO”), General American Life Insurance Company (“GALIC”), and MSI. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Sale and Replacement of Variable Annuities and FINRA Letter of Acceptance, Waiver and Consent
MSI has entered into a Letter of Acceptance, Waiver and Consent with FINRA (hereinafter, the “Letter”). In the Letter, FINRA stated that, from 2009 through 2014, MSI violated certain National Association of Securities Dealers and FINRA rules in connection with sales and replacements of variable annuities and certain riders on such annuities. MSI was censured and will pay a $20 million fine and an additional $5 million to reimburse customers. MSI has accrued this amount.
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that MLIC violated the West Virginia Uniform Unclaimed Property Act (the “Act”), seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MetLife Investors USA, NELICO, MetLife Insurance Company of Connecticut and GALIC, respectively. On June 16, 2015, the West Virginia Supreme Court of Appeals reversed the Circuit Court’s order that had granted defendants’ motions to dismiss the actions and remanded them to the Circuit Court for further proceedings. The defendants intend to defend these actions vigorously.

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
Total Control Accounts Litigation
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this putative class action lawsuit on behalf of all persons for whom MLIC established a retained asset account, known as a TCA, to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the putative class. The court denied MLIC’s motion to dismiss the complaint. The Company intends to defend this action vigorously.
Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by MLIC from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions were consolidated with the Robainas action. The consolidated complaint alleges that MLIC inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit sought recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. On October 9, 2015, the court granted MLIC’s motion to dismiss the consolidated complaint, finding that plaintiffs lacked Article III standing because they did not allege any concrete injury as a result of the alleged conduct. Plaintiffs appealed this decision to the Second Circuit Court of Appeals.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Intoccia v. Metropolitan Life Insurance Company (S.D.N.Y., April 20, 2015)
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
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015)
MetLife, Inc. filed this action in U.S. District Court for the District of Columbia (“D.C. District Court”) seeking to overturn the Financial Stability Oversight Council’s (“FSOC”) designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”). The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded. The D.C. District Court issued a decision on March 30, 2016 granting, in part, MetLife, Inc.’s cross motion for summary judgment and rescinding the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order.
Voshall v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Los Angeles, April 8, 2015)
Plaintiff filed this putative class action lawsuit on behalf of himself and all persons covered under a long-term group disability income insurance policy issued by MLIC to public entities in California between April 8, 2011 and April 8, 2015. Plaintiff alleges that MLIC improperly reduced benefits by including cost of living adjustments and employee paid contributions in the employer retirement benefits and other income that reduces the benefit payable under such policies. Plaintiff asserts causes of action for declaratory relief, violation of the California Business & Professions Code, breach of contract and breach of the implied covenant of good faith and fair dealing. The Company intends to defend this action vigorously.
Martin v. Metropolitan Life Insurance Company, (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by MLIC in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that MLIC has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted MLIC’s motion to dismiss.
Lau v. Metropolitan Life Insurance Company (S.D.N.Y. filed, December 3, 2015)
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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on MLIC’s class-wide increase in premiums charged for long-term care insurance policies with one of two policy features. Plaintiff alleges a class consisting of: (i) herself and all persons over age 65 who selected a Reduced Pay at Age 65 feature and whose premium rates were increased after age 65; and/or (ii) all persons who purchased a 5% Automatic Compound Inflation Protection Rider and whose premiums paid for the rider were increased. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material with respect to these two features was misleading as to MLIC’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. The Company intends to defend this action vigorously.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $4.4 billion at March 31, 2016 and December 31, 2015, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $6.8 billion and $7.1 billion at March 31, 2016 and December 31, 2015, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $223 million, with a cumulative maximum of $721 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

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
The Company’s recorded liabilities were $8 million at both March 31, 2016 and December 31, 2015, for indemnities, guarantees and commitments.
14. Subsequent Event
Common Stock Dividend
On April 26, 2016, the MetLife, Inc. Board of Directors declared a second quarter 2016 common stock dividend of $0.400 per share payable on June 13, 2016 to shareholders of record as of May 9, 2016. The Company estimates that the aggregate dividend payment will be $441 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Executive Summary
Overview
MetLife is a global provider of life insurance, annuities, employee benefits and asset management. MetLife is organized into six segments, reflecting three broad geographic regions: Retail; Group, Voluntary & Worksite Benefits; Corporate Benefit Funding; and Latin America (collectively, the “Americas”); Asia; and Europe, the Middle East and Africa (“EMEA”). In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — Significant Events” for information on MetLife, Inc.’s announcement of its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Current Period Highlights
During the three months ended March 31, 2016, overall sales growth declined as compared to the three months ended March 31, 2015; however, we experienced sales growth across various products within our segments. In particular, we had higher sales of retail annuity, dental and group life products. A decline in investment yields as a result of volatile equity markets and the sustained low interest rate environment more than offset the benefits of such sales growth.

The following represents the segments’ contributions to total net income (loss) and total operating earnings for the three months ended March 31, 2016:
__________________

(1)	Excludes Corporate & Other.

(2)	See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Consolidated Results - Highlights
Net income (loss) up $40 million:

•
Net derivative gains (losses) favorable by $514 million ($334 million, net of income tax) driven by changes in interest rates and a favorable change on the nonperformance risk adjustment in embedded derivatives

		•	Operating earnings available to common shareholders down $309 million

		•	Net investment gains (losses) unfavorable by $271 million ($176 million, net of income tax) primarily driven by higher impairments and lower gains

		•	Current period includes the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders down $309 million:
•	Results of operations impacted by lower investment yields, partially offset by higher net investment income from portfolio growth.
•	Our results for the three months ended March 31, 2016 also included the following:
	•	tax benefit in Japan of $25 million related to a change in tax rates, which includes a one-time benefit of $20 million that pertains to prior periods
	•	tax charge in Chile of $12 million as a result of tax reform legislation, which includes a one-time charge of $10 million that pertains to prior periods
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Operating.”

Consolidated Company Outlook
As part of an enterprise-wide strategic initiative, we announced that, by 2016, we expected to increase our operating return on common stockholders’ equity (“operating ROE”), excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”), driven by higher operating earnings. In 2016, we expect our operating ROE, excluding AOCI other than FCTA, to be approximately 11%.
When making projections, we must rely on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties. Our assumptions have been and will continue to be impacted by (i) MetLife, Inc.’s plan to pursue the Separation, (ii) regulatory uncertainty regarding capital requirements that would have been applicable to us as a result of the Financial Stability Oversight Council’s (“FSOC”) former designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”), which, among other things, impacted the level of our share repurchases, (iii) lower investment margins (primarily in the U.S.) as a result of the sustained low interest rate environment, (iv) lower than anticipated merger and acquisition activity, and (v) the impact on our foreign operations of the strengthening of the U.S. dollar. See “— Other Key Information — Significant Events” for information regarding the determination by the U.S. District Court for the District of Columbia (“D.C. District Court”) on March 30, 2016 to rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI.
We will need to take the above-referenced factors into account when formulating further assumptions. Due to the fact that the proposed Separation is a significant restructuring of our business, we will not be able to further expand our outlook until we have further clarity on the nature of the Separation. The proposed Separation is consistent with our “Accelerating Value” strategic initiative, giving greater weight to our commitments to maximize shareholder value and, subject to Board approval, regulatory constraints and acquisition opportunities, pay out our free cash flow to shareholders.
Other Key Information
Basis of Presentation
Prior to January 1, 2016, certain international subsidiaries had a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2015 and the operating results of such subsidiaries for the three months ended February 28, 2015. Effective January 1, 2016, the Company converted its Japan operations to calendar year-end reporting. The elimination of a one-month reporting lag of a subsidiary is considered a change in accounting principle and requires retrospective application. While the Company believes that eliminating the lag in the reporting of its Japan operations was preferable in order to consistently reflect events, economic conditions and global trends in the financial statements, the Company determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2015. The effect of not retroactively applying this change in accounting, however, was not material to the 2015 or 2016 consolidated financial statements. Therefore, the Company reported the cumulative effect of the change in accounting principle in net income for the three months ended March 31, 2016 and did not retrospectively apply the effects of this change to prior periods. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Significant Events
On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order. On December 18, 2014, the FSOC had designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. had filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Industry Trends — Regulatory Developments — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.

On February 28, 2016, MetLife, Inc. entered into a purchase agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. MassMutual will also assume all of the liabilities that relate to or arise from such assets and that arise or occur at or after the closing of the transactions contemplated by the purchase agreement. In addition, MassMutual will acquire all of the issued and outstanding shares of MSI. As part of the transactions, MetLife, Inc. and MassMutual have also agreed to enter into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. The transactions contemplated by the purchase agreement are subject to certain closing conditions, including regulatory approval. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. The Company is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2015 Annual Report.
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
Weakness in the energy and metals and mining sectors and concerns about the political and/or economic stability of countries in regions outside the European Union (“EU”), including China, Ukraine, Russia, Argentina, Brazil, Japan, Jordan and Lebanon, as well as Puerto Rico, have contributed to global market volatility. See “— Investments — Current Environment — Selected Country and Sector Investments.” Concerns about global economic conditions, capital markets and the solvency of certain EU member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems, have also been a cause of elevated levels of market volatility. See “— Investments — Current Environment” for information regarding our exposure to obligations of European governments, European private obligors and Europe’s perimeter region. Contributing to such volatility are concerns that such countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt of such countries, including Europe’s perimeter region, could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. While economic conditions in certain of these countries, including Europe’s perimeter region seem to be stabilizing or improving, there is still concern that any support measures, including those made by the European Central Bank (“ECB”) to lessen the risk of deflation, lower borrowing costs in the Euro zone and encourage corporations to issue more asset-backed securities, could affect the Euro exchange rate and have uncertain impacts on interest rates and risk markets. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” in the 2015 Annual Report.

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
Impact of a Sustained Low Interest Rate Environment
As a global insurance company, we are affected by the monetary policy of central banks around the world, as well as the monetary policy of the Federal Reserve Board in the United States. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity, including asset purchases and keeping interest rates low. However, in December 2015, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) increased the federal funds rate for the first time in 10 years and has held it steady since then. Further increases in the federal funds rate in the future may affect interest rates and risk markets in the U.S. and other developed and emerging economies. See “— Financial and Economic Environment” for information regarding accommodative and other policy measures pursued by the ECB and the Bank of Japan. However, we cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”
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

Regulatory Developments
In the U.S., our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). If MetLife, Inc. were re-designated as a non-bank SIFI, it could also be subject to regulation by the Federal Reserve and the FDIC. See “— U.S. Regulation” below, as well as “Business — Regulation — U.S. Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability” included in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the countries in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. As a global systemically important insurer (“G-SII”), MetLife, Inc. may also become subject to additional capital requirements. See “— International Regulation” below, as well as “Business — Regulation — International Regulation” included in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”

U.S. Regulation
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company (“MLIC”), MetLife Insurance Company USA (“MetLife USA”), New England Life Insurance Company, General American Life Insurance Company , and broker-dealer, MSI. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of variable annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the New York State Department of Financial Services (“Department of Financial Services”), to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings in prior years chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators. Because MetLife, Inc. was supervised as a non-bank SIFI, an April 2015 Supervisory College was co-chaired by the Department of Financial Services and the Federal Reserve Bank of New York and attended by MetLife’s key U.S. and international regulators, including the FDIC, which has joint authority with the Federal Reserve Board over any resolution plan that MetLife, Inc. may be required to submit. See “— Potential Regulation as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” below. The next meeting is scheduled for September 2016 and will be chaired by the Department of Financial Services. We have not received any reports or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
NAIC
In December 2012, the National Association of Insurance Commissioners (“NAIC”) approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. We anticipate that the principle-based approach will become effective on January 1, 2017 since it has been enacted into law by the required number of state legislatures. Insurance commissioners of certain states (e.g., New York) oppose or do not actively support the principle-based reserve approach.
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

The DOL issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These rules substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, will be deemed a fiduciary under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that applies more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. We are currently studying the impact of these developments on MetLife’s business.
Potential Regulation as a Non-Bank SIFI
On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order. On December 18, 2014, the FSOC had designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. had filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation.
If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, although the Federal Reserve Board has not yet determined the enhanced capital requirements that may apply to MetLife, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, as a non-bank SIFI, MetLife, Inc. would need to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, would be subject to additional restrictions regarding its ability to merge. The Federal Reserve would also have the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
Together with other non-bank SIFIs, MetLife, Inc. would be subject to a number of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) requirements including responsibility to pay certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more, and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.
Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule that would have applied a set of prudential standards to non-bank SIFIs, including enhanced risk-based capital (“RBC”) requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. While the final rule did not apply to non-bank SIFIs, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc., were it to be re-designated as a non-bank SIFI, remains unclear.
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc., were it to be re-designated as a non-bank SIFI, would be required to hold. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — U.S. Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”

Stress testing requirements have been implemented, which will, once capital requirements for non-bank SIFIs are determined, require non-bank SIFIs to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If re-designated as a non-bank SIFI, MetLife, Inc.’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. If re-designated as a non-bank SIFI, MetLife, Inc. would be required to comply with the requirements applicable to non-bank SIFIs, including the submission of a resolution plan.
In addition, if MetLife, Inc. were re-designated as a non-bank SIFI and if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s level of risk.
International Regulation
Solvency Regimes
Other Solvency Regimes
In Chile, the law implementing Solvency II-like regulation is currently in the studies stage. However, the Chilean insurance regulator has already issued two resolutions, one for governance, and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. In January 2015, the regulator requested an impact study considering the third draft of the regulation for RBC requirements which was submitted in May 2015. A fourth impact study will be performed during 2016. On March 31, 2016, the local regulator issued a final regulation which requires insurance companies to implement a risk appetite framework and produce an “Own Risk and Solvency Assessment.” The first such report must be submitted to the local regulator no later than September 30, 2017. The new solvency and supervisory regime is expected to be in force in 2017.
In July 2015, the Superintendence of Private Insurance, the Brazilian insurance regulator (“SUSEP”), issued a regulation establishing (i) a framework for minimum capital requirements based on risk and (ii) criteria for investment activities in insurance companies. In November 2015, SUSEP issued an additional regulation requiring insurance companies operating in Brazil to adopt a formal risk management function by the end of 2016 and to implement a formal enterprise risk management framework in 2017.
Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. The IAIS/FSB process is separate from the U.S. FSOC designation process and MetLife, Inc. remains a G-SII in spite of the rescission of its U.S. non-bank SIFI designation on March 30, 2016. The FSB will continue to update its list annually. Every three years, the IAIS evaluates whether updates to its assessment methodology are necessary.

Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively. This first version applies specified factors to exposures of BCR components with an emphasis on non-traditional and non-insurance activities. G-SIIs will begin reporting BCR and HLA results to their group-wide supervisors as of June 2016 on a confidential basis to allow for refinement of the BCR and HLA until fully adopted and implemented in 2019. The FSB endorsed the first version of HLA, noting that further revision will be necessary before implementation to reflect ongoing work on the G-SII assessment methodology and the definition of non-traditional and non-insurance activity. In November 2015, the IAIS published consultations for stakeholder comment on both topics. MetLife submitted comments in January 2016. The IAIS plans to incorporate any changes to the assessment methodology in the 2016 G-SII assessment update. We received a request for the data necessary for the IAIS to perform its assessment on April 19, 2016. Responses are due by June 1, 2016.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft is scheduled to be published for comment in July 2016. The IAIS expects to publish a draft of an interim version of the ICS in 2017 for further consultation and refinement by the end of 2019, the target for implementation by individual jurisdictions. The date by which the ICS will be finalized has not yet been specified. The IAIS intends to request confidential reporting to supervisors as of the release of the interim draft of the ICS.
The FSB and IAIS propose that national authorities consider additional requirements for G-SIIs, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias that targets non-traditional insurance and non-insurance activities as transmitters of systemic risk to the financial system. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and, therefore, has no consolidated group regulator, the impact on MetLife, Inc. of such proposals is uncertain.
Mortgage and Foreclosure-Related Exposures
MetLife no longer engages in the origination, sale and servicing of forward and reverse residential mortgage loans. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for further information regarding our mortgage and foreclosure-related exposures.
Notwithstanding MetLife Bank, National Association’s (“MetLife Bank”) exit from the origination and servicing businesses, MetLife Home Loans LLC remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $71 million and $72 million at March 31, 2016 and December 31, 2015, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $31 million at both March 31, 2016 and December 31, 2015. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
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
As a result of the proposed Separation, during the first quarter of 2016, the Company re-tested goodwill for impairment using estimated revised carrying amounts of Retail Life & Other and Corporate Benefit Funding reporting units. The Company concluded that the fair values of these reporting units were in excess of their carrying value and, therefore, goodwill was not impaired. See “— Executive Summary — Other Key Information — Significant Events” for additional information on the proposed Separation.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, operating earnings or net income (loss).
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
Acquisitions and Dispositions
See “— Executive Summary — Other Key Information — Significant Events” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the proposed Separation and the purchase agreement with MassMutual.

Results of Operations
Consolidated Results
Business Overview. Overall sales declined from prior period levels; however, sales experience was positive across various products within our segments for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. In our Retail segment, higher sales were driven by indexed annuity products. For our Group, Voluntary & Worksite Benefits segment, sales for the current period were higher as a result of improved sales of both voluntary and core group products. With the continued decline in funding ratios for defined benefit pension plans of S&P 500 companies, we experienced a decrease in sales of pension risk transfers, and more competitive pricing in the market drove a decrease in structured settlement annuity sales in our Corporate Benefit Funding segment. Total sales for our Latin America segment were flat. For our EMEA segment, sales in the Middle East improved, while sales in our Asia segment declined, primarily due to management actions taken to improve value creation.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Revenues
Premiums	$9,693	$9,253
Universal life and investment-type product policy fees	2,344	2,394
Net investment income	4,559	5,461
Other revenues	487	495
Net investment gains (losses)	15	286
Net derivative gains (losses)	1,335	821
Total revenues	18,433	18,710
Expenses
Policyholder benefits and claims and policyholder dividends	9,993	9,596
Interest credited to policyholder account balances	1,326	1,995
Capitalization of DAC	(981)	(968)
Amortization of DAC and VOBA	995	1,025
Amortization of negative VOBA	(99)	(100)
Interest expense on debt	312	298
Other expenses	3,965	3,805
Total expenses	15,511	15,651
Income (loss) before provision for income tax	2,922	3,059
Provision for income tax expense (benefit)	719	896
Net income (loss)	2,203	2,163
Less: Net income (loss) attributable to noncontrolling interests	2	5
Net income (loss) attributable to MetLife, Inc.	2,201	2,158
Less: Preferred stock dividends	6	30
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,195	$2,128
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
During the three months ended March 31, 2016, income (loss) before provision for income tax decreased $137 million (increased $40 million, net of income tax) from the prior period primarily driven by unfavorable changes in operating earnings and net investment gains (losses), partially offset by a favorable change in net derivative gains (losses). In addition, in the current period, income (loss) before provision for income tax includes the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods.

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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$1,078	$446
Foreign currency exchange rate	202	376
Credit	15	14
Equity	(50)	(50)
Non-VA embedded derivatives	(53)	(45)
Total non-VA program derivatives	1,192	741
VA program derivatives
Market risks in embedded derivatives	(1,336)	(12)
Nonperformance risk adjustment on embedded derivatives	359	69
Other risks in embedded derivatives	(139)	(39)
Total embedded derivatives	(1,116)	18
Freestanding derivatives hedging embedded derivatives	1,259	62
Total VA program derivatives	143	80
Net derivative gains (losses)	$1,335	$821
The favorable change in net derivative gains (losses) on non-VA program derivatives was $451 million ($293 million, net of income tax). This was primarily due to long-term interest rates decreasing more in the current period than in the prior period, favorably impacting receive-fixed interest rate swaps and interest rate swaptions primarily hedging long duration liability portfolios.
This favorable change was partially offset by the weakening of the U.S. dollar relative to other key currencies unfavorably impacting foreign currency swaps that primarily hedge foreign denominated fixed maturity securities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $63 million ($41 million, net of income tax). This was due to a favorable change of $290 million ($189 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives, partially offset by an unfavorable change of $127 million ($83 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks and an unfavorable change of $100 million ($65 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $290 million ($189 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives was due to a favorable change of $184 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees and a favorable change of $106 million, before income tax, related to changes in our own credit spread.
The foregoing $127 million ($83 million, net of income tax) unfavorable change was comprised of a $1.3 billion ($861 million, net of income tax) unfavorable change in market risks in embedded derivatives, which was partially offset by a $1.2 billion ($778 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased more in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 18% in the current period and 12% in the prior period.

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the Russell 2000 Index decreased by 2% in the current period and increased by 4% in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. For example, the Japanese yen strengthened against the British pound by 9% in the current period and 5% in the prior period.

The foregoing $100 million ($65 million, net of income tax) unfavorable change in other risks in embedded derivatives reflected:

•	An increase in the risk margin adjustment, measuring policyholder behavior risks, which was also affected by market and interest rate changes,

•	In-force changes and the mismatch of fund performance between actual and modeled funds, and

•	A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, as well as FCTA.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $271 million ($176 million, net of income tax) primarily reflects higher impairments on fixed maturity securities, equity securities and mortgage loans combined with lower net gains on sales and disposals of fixed maturity securities in the current period.
Divested Businesses and Lag Elimination. Income (loss) before provision for income tax related to the divested businesses and lag elimination, excluding net investment gains (losses) and net derivative gains (losses), improved $56 million ($37 million, net of income tax) to $57 million ($42 million, net of income tax) in the current period from $1 million ($5 million, net of income tax) in the prior period. Included in this improvement was an increase in total revenues of $661 million, before income tax, and an increase in total expenses of $605 million, before income tax. The current period includes the financial impact of converting the Company’s Japan operations to calendar year- end reporting without retrospective application of this change to prior periods, as well as expenses and charges associated with the purchase agreement with MassMututal and the proposed Separation.
Taxes. Income tax expense for the three months ended March 31, 2016 was $719 million, or 25% of income (loss) before provision for income tax, compared with $896 million, or 29% of income (loss) before provision for income tax, for the three months ended March 31, 2015. The Company’s current period effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our current period results include a one-time tax benefit of $110 million in Japan and one-time tax charge of $19 million in Chile, both related to changes in tax rates. The Company’s prior period effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate.

Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for net income (loss) and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders decreased $309 million, net of income tax, to $1.3 billion, net of income tax, for the three months ended March 31, 2016 from $1.6 billion, net of income tax, for the three months ended March 31, 2015.

Reconciliation of net income (loss) to operating earnings available to common shareholders
Three Months Ended March 31, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Net income (loss)	$428	$309	$241	$128	$863	$74	$160	$2,203
Less: Net investment gains (losses)	(117)	(39)	(93)	(22)	223	8	55	15
Less: Net derivative gains (losses)	(11)	291	85	84	411	(1)	476	1,335
Less: Other adjustments to net income (1)	(32)	(45)	(75)	(50)	67	18	(68)	(185)
Less: Provision for income tax (expense) benefit	56	(72)	29	(21)	(143)	(14)	(132)	(297)
Operating earnings	$532	$174	$295	$137	$305	$63	(171)	1,335
Less: Preferred stock dividends							6	6
Operating earnings available to common shareholders							$(177)	$1,329
Three Months Ended March 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Net income (loss)	$776	$336	$529	$118	$348	$67	$(11)	$2,163
Less: Net investment gains (losses)	68	3	205	(2)	68	3	(59)	286
Less: Net derivative gains (losses)	313	205	80	(21)	18	1	225	821
Less: Other adjustments to net income (1)	(192)	(42)	(39)	5	(55)	19	(6)	(310)
Less: Provision for income tax (expense) benefit	(66)	(58)	(86)	5	(10)	(26)	(61)	(302)
Operating earnings	$653	$228	$369	$131	$327	$70	(110)	1,668
Less: Preferred stock dividends							30	30
Operating earnings available to common shareholders							$(140)	$1,638
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended March 31, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$4,842	$5,264	$1,796	$1,301	$3,756	$790	$684	$18,433
Less: Net investment gains (losses)	(117)	(39)	(93)	(22)	223	8	55	15
Less: Net derivative gains (losses)	(11)	291	85	84	411	(1)	476	1,335
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	25	—	—	25
Less: Other adjustments to revenues (1)	(14)	(45)	(46)	16	454	88	(6)	447
Total operating revenues	$4,984	$5,057	$1,850	$1,223	$2,643	$695	$159	$16,611
Total expenses	$4,267	$4,787	$1,428	$1,110	$2,655	$691	$573	$15,511
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(34)	—	—	—	40	—	—	6
Less: Other adjustments to expenses (1)	52	—	29	66	372	70	62	651
Total operating expenses	$4,249	$4,787	$1,399	$1,044	$2,243	$621	$511	$14,854
Three Months Ended March 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,563	$5,062	$2,231	$1,212	$3,074	$1,236	$332	$18,710
Less: Net investment gains (losses)	68	3	205	(2)	68	3	(59)	286
Less: Net derivative gains (losses)	313	205	80	(21)	18	1	225	821
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	6	(2)	—	4
Less: Other adjustments to revenues (1)	(34)	(42)	(27)	14	121	531	4	567
Total operating revenues	$5,216	$4,896	$1,973	$1,221	$2,861	$703	$162	$17,032
Total expenses	$4,452	$4,541	$1,420	$1,068	$2,568	$1,132	$470	$15,651
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	85	—	—	—	12	(2)	—	95
Less: Other adjustments to expenses (1)	73	—	12	9	170	512	10	786
Total operating expenses	$4,294	$4,541	$1,408	$1,059	$2,386	$622	$460	$14,770
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$9,267	$9,253
Universal life and investment-type product policy fees	2,151	2,294
Net investment income	4,706	4,982
Other revenues	487	503
Total operating revenues	16,611	17,032
Operating expenses
Policyholder benefits and claims and policyholder dividends	9,593	9,447
Interest credited to policyholder account balances	1,301	1,331
Capitalization of DAC	(876)	(968)
Amortization of DAC and VOBA	881	953
Amortization of negative VOBA	(67)	(90)
Interest expense on debt	312	297
Other expenses	3,710	3,800
Total operating expenses	14,854	14,770
Provision for income tax expense (benefit)	422	594
Operating earnings	1,335	1,668
Less: Preferred stock dividends	6	30
Operating earnings available to common shareholders	$1,329	$1,638
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were lower investment yields, partially offset by higher net investment income from portfolio growth.
Foreign Currency. Changes in foreign currency exchange rates had a $37 million negative impact on operating earnings for the first quarter of 2016 compared to the prior period.
Business Growth. We benefited from higher sales and business growth across many of our products. Growth in the investment portfolios of our Retail, Asia and Latin America segments generated higher net investment income. The changes in business growth discussed above resulted in a $168 million increase in operating earnings.
Market Factors. Market factors, including volatile equity markets and sustained low interest rates, continued to impact our investment yields. Excluding the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and by lower returns on other limited partnership interests and alternative investments. Additionally, lower investment earnings on our securities lending program resulted from the impact of the sustained low interest rate environment on fixed maturity securities and a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These decreases were partially offset by higher income on interest rate and currency derivatives. In our Retail segment, declines in our average separate account balances resulted in decreases in asset-based fee income and higher DAC amortization. The changes in market factors discussed above resulted in a $410 million decrease in operating earnings.

Underwriting and Other Insurance Adjustments. Underwriting experience was mixed and resulted in a $9 million increase in operating earnings as favorable mortality, primarily in our Retail and Group, Voluntary & Worksite Benefits segments, was almost entirely offset by unfavorable morbidity in our Group, Voluntary & Worksite Benefits segment, higher non-catastrophe claim costs, less favorable development of prior year non-catastrophe losses and higher catastrophe losses, all in our property & casualty businesses. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $17 million decrease in operating earnings, primarily in our Group, Voluntary & Worksite Benefits segment.
Expenses and Taxes. The current period included a $21 million decrease in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities. In addition, a $13 million increase in expenses was primarily driven by project costs in Japan and costs associated with corporate initiatives and projects. The Company’s current and prior period effective tax rates differed from the U.S. statutory rate of 35%, primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The current period includes a one-time tax benefit of $25 million in Japan and one-time tax charge of $12 million in Chile, both related to changes in tax rates. The $25 million benefit includes a one-time benefit of $20 million that pertains to prior periods; the $12 million tax charge includes a one-time charge of $10 million that pertains to prior periods. In addition, the current period includes a charge of $18 million related primarily to lower utilization of tax preferenced items.

Segment Results and Corporate & Other
Retail
Business Overview. Retail annuity sales increased 14% mainly as a result of higher indexed annuity sales. Life sales decreased 5% driven by declines in whole life, due to several large cases in the prior period, and term, partially offset by universal life, due to large cases in the current period. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to market performance along with the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. While net flows are still negative, we are seeing improvements in surrenders and withdrawals, as well as increases in sales.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$1,740	$1,749
Universal life and investment-type product policy fees	1,149	1,236
Net investment income	1,880	1,980
Other revenues	215	251
Total operating revenues	4,984	5,216
Operating expenses
Policyholder benefits and claims and policyholder dividends	2,458	2,449
Interest credited to policyholder account balances	522	542
Capitalization of DAC	(255)	(247)
Amortization of DAC and VOBA	373	375
Interest expense on debt	2	(1)
Other expenses	1,149	1,176
Total operating expenses	4,249	4,294
Provision for income tax expense (benefit)	203	269
Operating earnings	$532	$653
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $60 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income. Operating earnings also increased due to slightly higher fees, as average account balances grew. These increases were partially offset by increases in interest credited expenses. In our deferred annuities business, DAC amortization declined due to decreases in our in-force business.
Market Factors. A $191 million decrease in operating earnings was attributable to market factors, including volatile equity markets and sustained low interest rates. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in income from lower yields was partially offset by lower interest credited expense in our deferred annuities business as a result of declines in average interest credited rates. Lower returns on other limited partnership interests and alternative investments, in addition to lower income on interest rate derivatives, also decreased operating earnings. Declines in our average separate account balances resulted in decreases in asset-based fee income and higher DAC amortization. In addition, costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”) were higher in the current period.

Underwriting. Favorable mortality in our traditional life business, partially offset by unfavorable mortality in our universal life and income annuities businesses resulted in a net increase of $45 million in operating earnings. In our property & casualty business, catastrophe-related losses increased $11 million, mainly due to severe storm activity. Non-catastrophe claim costs increased by $8 million as a result of higher severities in our auto and homeowners businesses and higher frequencies in our homeowners business, partially offset by lower frequencies in our auto business. Further, less favorable development of prior year non-catastrophe losses resulted in a $13 million decrease in operating earnings. Favorable morbidity experience in our individual disability income business resulted in a $6 million increase in operating earnings.
Group, Voluntary & Worksite Benefits
Business Overview. Premiums increased for many of our businesses as a result of a steadily improving and stabilizing U.S. labor market. Our dental and vision businesses generated premium growth due to sales and rate actions. In addition, we had strong persistency levels. New sales and increased enrollment in our voluntary businesses also furthered premium growth. However, current period premium growth in our life businesses was almost entirely offset by the impact of a large single premium buyout transaction in the prior period. In addition, the impact of experience adjustments on our term life participating contracts increased premiums; however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. Current period sales were up in both our voluntary and core group products. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$4,294	$4,117
Universal life and investment-type product policy fees	185	188
Net investment income	447	478
Other revenues	131	113
Total operating revenues	5,057	4,896
Operating expenses
Policyholder benefits and claims and policyholder dividends	4,034	3,835
Interest credited to policyholder account balances	37	37
Capitalization of DAC	(36)	(36)
Amortization of DAC and VOBA	40	41
Other expenses	712	664
Total operating expenses	4,787	4,541
Provision for income tax expense (benefit)	96	127
Operating earnings	$174	$228
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings. Growth in premiums, partially offset by a decrease in allocated equity, resulted in higher average invested assets, improving operating earnings. However, consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was only partially offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above decreased operating earnings by $7 million.
Market Factors. Investment yields decreased as a result of lower returns on alternative investments and hedge funds. In addition, the sustained low interest rate environment drove lower investment yields on our fixed maturity securities, which were partially offset by higher income on interest rate derivatives. The decrease in investment yields was slightly offset by the impact of lower crediting rates in the current period, which resulted in a net decrease in operating earnings of $22 million.

Underwriting and Other Insurance Adjustments. Less favorable reserve development and higher utilization in our dental business, coupled with unfavorable claims experience in our long-term care business, resulted in a $44 million decrease in operating earnings. Our life and accidental death and dismemberment businesses experienced favorable mortality in the current period, mainly due to favorable claims experience, which resulted in a $48 million increase in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $20 million decrease in operating earnings. In our property & casualty business, non-catastrophe claim costs increased by $9 million, resulting from higher severities in our auto business and higher frequencies in our homeowners business, which were partially offset by lower severities in our homeowners business and lower frequencies in our auto business. A slight decline in catastrophe-related losses was offset by less favorable development of prior year non-catastrophe losses.
Corporate Benefit Funding
Business Overview. Funding ratios for defined benefit pension plans of Standard & Poor’s Ratings Services (“S&P”) 500 companies continued to fall in 2016, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Lower pension risk transfers resulted in a decrease in premiums from the prior period. In addition, more competitive pricing in the market drove a decrease in structured settlement annuity sales. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$358	$418
Universal life and investment-type product policy fees	80	54
Net investment income	1,342	1,430
Other revenues	70	71
Total operating revenues	1,850	1,973
Operating expenses
Policyholder benefits and claims and policyholder dividends	962	991
Interest credited to policyholder account balances	310	293
Capitalization of DAC	—	(6)
Amortization of DAC and VOBA	5	5
Interest expense on debt	2	1
Other expenses	120	124
Total operating expenses	1,399	1,408
Provision for income tax expense (benefit)	156	196
Operating earnings	$295	$369
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of lower deposits and funding agreement repayments in the current period were more than offset by increases in allocated equity and resulted in higher invested assets, which drove an increase in net investment income. This was mostly offset by the related increase in interest credited expense and resulted in a slight increase in operating earnings. Net funding agreement issuances were lower in the current period due to temporary restrictions associated with the proposed Separation.

Market Factors. A $73 million decrease in operating earnings was attributable to market factors, including volatile equity markets and sustained low interest rates. Investment yields decreased as a result of lower returns on other limited partnership interests and alternative investments. Additionally, lower investment earnings on our securities lending program resulted from the impact of the sustained low interest rate environment on fixed maturity securities and a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These unfavorable changes were partially offset by higher income on interest rate derivatives. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (“LIBOR”) and, as a result, a higher average interest credited rate drove an increase in interest credited expense.
Underwriting. Less favorable mortality from our pension risk transfer business and specialized life insurance products was partially offset by more favorable mortality from our income annuity and structured settlement businesses, and resulted in a $4 million decrease in operating earnings.
Latin America
Business Overview. Total sales for the region were flat in the current period as compared to the prior period. Organic growth drove increased sales of life and accident and health products in several countries; however, this was offset by decreased life sales in U.S. direct business and lower retirement product sales in Mexico and Brazil.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$691	$699
Universal life and investment-type product policy fees	268	294
Net investment income	257	218
Other revenues	7	10
Total operating revenues	1,223	1,221
Operating expenses
Policyholder benefits and claims and policyholder dividends	617	581
Interest credited to policyholder account balances	80	86
Capitalization of DAC	(97)	(111)
Amortization of DAC and VOBA	73	78
Other expenses	371	425
Total operating expenses	1,044	1,059
Provision for income tax expense (benefit)	42	31
Operating earnings	$137	$131
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $27 million for the first quarter of 2016 compared to the prior period mainly due to the weakening of the Mexican and Chilean pesos against the U.S. dollar.
Business Growth. Latin America experienced business growth across several lines of business within Mexico and Argentina, as well as growth in the ProVida pension business. This business growth resulted in increased premiums and policy fee income which was partially offset by related changes in policyholder benefits. Positive net flows, primarily from Chile and Mexico, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by a corresponding increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in operating expenses and DAC amortization. The sum of the items discussed above resulted in a $31 million increase in operating earnings.
Market Factors. Changes in market factors had offsetting impacts to operating earnings. Higher interest credited expense was offset by a lower crediting rate on allocated equity in the current period. Improved investment yields on fixed income securities in Mexico and Argentina were offset by lower returns on alternative investments in Chile.

Underwriting and Other Insurance Adjustments. Favorable underwriting experience and refinements to certain insurance liabilities in both the current and prior periods each resulted in increases to operating earnings which totaled $5 million.
Taxes. In the first quarter of 2016, our Chilean businesses, including ProVida, incurred a tax charge of $12 million as a result of tax reform legislation in Chile; this amount includes a one-time charge of $10 million that pertains to prior periods. This was partially offset by other tax-related adjustments which resulted in a net increase in operating earnings of $9 million and were mainly driven by a 2016 tax benefit related to the devaluation of the peso in Argentina.
Asia
Business Overview. Sales decreased compared to the prior period primarily due to management actions taken to improve value creation in the region. In addition, group sales in Australia were higher in the prior period. In Japan, an increase in annuity sales was almost entirely offset by a decrease in accident and health sales. We have also seen a successful shift in sales to foreign currency life products from yen life products in Japan.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$1,658	$1,752
Universal life and investment-type product policy fees	350	397
Net investment income	618	684
Other revenues	17	28
Total operating revenues	2,643	2,861
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,236	1,340
Interest credited to policyholder account balances	319	337
Capitalization of DAC	(385)	(435)
Amortization of DAC and VOBA	286	326
Amortization of negative VOBA	(64)	(86)
Other expenses	851	904
Total operating expenses	2,243	2,386
Provision for income tax expense (benefit)	95	148
Operating earnings	$305	$327
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Following a change in the foreign investment law in India, the Company no longer consolidated its India operating joint venture, effective January 1, 2016. While this change in accounting does affect the comparability of the financial statement line items, it did not have a significant impact on operating earnings and, therefore, is not discussed below.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $5 million for the first quarter of 2016 compared to the prior period as a result of the weakening of the Korean won against the U.S. dollar.
Business Growth. Asia’s premiums, fees and other revenues decreased from the prior period mainly driven by lower fixed annuity surrenders in the current period and the discontinuation of single premium products in our accident and health business in Japan in the third quarter of 2015. Positive net flows in Japan and Korea resulted in higher average invested assets and an increase in net investment income. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $22 million.

Market Factors. Investment returns were unfavorably impacted by lower interest rates on fixed maturity securities in Japan, lower returns on other limited partnership interests in Japan and the impact of continued growth of lower yielding Japanese government securities. The decreases in investment returns were partially offset by the favorable impact of increased foreign currency-denominated fixed annuities in Japan driving an increase in higher yielding foreign currency-denominated fixed maturity securities. Lower investment yields, combined with the impact of foreign currency hedges, decreased operating earnings by $57 million.
Underwriting. Favorable claims experience in Australia, which was partially offset by lower fixed annuity surrender gains in Japan, increased operating earnings by $6 million.
Expenses and Taxes. Higher expenses, primarily driven by project costs in Japan and costs associated with corporate initiatives and projects, reduced operating earnings by $23 million. Current period results include a $25 million tax benefit related to a change in the corporate tax rate in Japan which includes a one-time benefit of $20 million that pertains to prior periods.
EMEA
Business Overview. Sales have increased due to growth in Turkey, Egypt and the Gulf, partially offset by strong prior period sales in Poland.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$500	$508
Universal life and investment-type product policy fees	95	102
Net investment income	80	83
Other revenues	20	10
Total operating revenues	695	703
Operating expenses
Policyholder benefits and claims and policyholder dividends	261	239
Interest credited to policyholder account balances	29	30
Capitalization of DAC	(101)	(133)
Amortization of DAC and VOBA	102	128
Amortization of negative VOBA	(3)	(4)
Other expenses	333	362
Total operating expenses	621	622
Provision for income tax expense (benefit)	11	11
Operating earnings	$63	$70
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $5 million for the first quarter of 2016 compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, British pound, Russian ruble and Polish zloty.
Business Growth. Operating earnings benefited from business growth in the Middle East, primarily in Turkey, as well as in the United Kingdom (“U.K.”), increasing operating earnings by $10 million.
Underwriting. Unfavorable underwriting experience, primarily in our employee benefits business, resulted in an operating earnings decrease of $10 million.
Taxes and Other. Our prior period results benefited from a $3 million tax benefit in Poland, as well as a $2 million increase to operating earnings as a result of the conversion to calendar year reporting for certain of our subsidiaries. Our current period operating earnings included a $3 million benefit following the cancellation of a distribution agreement with one of our bancassurance partners.

Corporate & Other

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$26	$10
Universal life and investment-type product policy fees	24	23
Net investment income	82	109
Other revenues	27	20
Total operating revenues	159	162
Operating expenses
Policyholder benefits and claims and policyholder dividends	25	12
Interest credited to policyholder account balances	4	6
Capitalization of DAC	(2)	—
Amortization of DAC and VOBA	2	—
Interest expense on debt	308	297
Other expenses	174	145
Total operating expenses	511	460
Provision for income tax expense (benefit)	(181)	(188)
Operating earnings	(171)	(110)
Less: Preferred stock dividends	6	30
Operating earnings available to common shareholders	$(177)	$(140)
The table below presents operating earnings available to common shareholders by source, net of income tax:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Other business activities	$8	$12
Other net investment income	53	71
Interest expense on debt	(200)	(193)
Preferred stock dividends	(6)	(30)
Corporate initiatives and projects	(28)	(39)
Incremental tax benefit	58	84
Other	(62)	(45)
Operating earnings available to common shareholders	$(177)	$(140)
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Net Investment Income. An $18 million decrease in other net investment income was driven by the sustained low interest rate environment, which drove lower investment yields on fixed maturity securities, as well as lower returns on alternative investments. This was partially offset by increased income from higher invested assets and higher income from currency and interest rate derivatives.
Interest Expense on Debt. Interest expense on debt increased by $7 million, mainly due to the issuance of $1.5 billion of senior notes in March 2015 and $1.25 billion of senior notes in November 2015.

Preferred Stock Dividends. Preferred stock dividends decreased by $24 million due to the repurchase of MetLife, Inc.’s 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred stock”), which dividends were paid quarterly. In June 2015, MetLife, Inc. issued 1,500,000 shares of 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”), which dividends were paid semi-annually commencing December 15, 2015 and ending on June 15, 2020, and paid quarterly thereafter.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $11 million, primarily due to decreased costs associated with enterprise-wide initiatives taken by the Company.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The $26 million decrease in tax benefit is mainly due to lower utilization of tax preferenced items.
Other. The current period included a $21 million decrease in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities, which was partially offset by a $5 million decrease in employee-related costs.

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

•
currency risk, relating to the variability in currency exchange rates for foreign denominated investments. This risk relates to potential decreases in estimated fair value and net investment income resulting from changes in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and

•
real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the demand and supply of leasable commercial space, creditworthiness of commercial tenants and partners, capital markets volatility and the inherent interest rate movement.

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. Risk limits to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit exposure as measured by our economic capital framework are approved annually by a committee of directors that oversees our investment portfolio. For real estate assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our Asset/Liability Management (“ALM”) strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and equity market risks.
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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, weakness in the energy and metals and mining sectors and political and/or economic instability of countries and regions outside the EU, including China, Ukraine, Russia, Argentina, Brazil, Japan, Jordan, Lebanon and Puerto Rico, as well as Europe’s perimeter region and Cyprus, have contributed to global market volatility. As a global insurance company, we are affected by the monetary policy of central banks around the world. The ECB has adopted an array of stimulus measures, including an expanded asset purchase program and a negative rate on bank deposits, which are intended to lessen the risk of a prolonged period of deflation and support economic recovery in the Euro zone. See “— Industry Trends — Financial and Economic Environment” for further information on such measures, as well as for information regarding actions taken by Japan’s central government and the Bank of Japan to boost inflation expectations and achieve sustainable economic growth in Japan. See also “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information regarding the December 2015 action taken by the FOMC to raise the federal funds rate and its subsequent determinations to maintain it. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments
Excluding Europe’s perimeter region and Cyprus which are discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. We maintain general account investments in the European Region to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European Region operations invest in the region for diversification. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities. At March 31, 2016, our exposure to fixed maturity securities and perpetual hybrid securities classified as non-redeemable preferred stock in the European Region totaled $38.9 billion, at estimated fair value, of which $8.8 billion was in sovereign fixed maturity securities. See Also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Region Investments” included in the 2015 Annual Report for further information.
Selected Country and Sector Investments
Recent country specific volatility due to local economic and/or political concerns, as well as recent weakness in certain sectors, has affected the performance of certain of our investments.
We have exposure to such volatility, as we maintain general account investments in Europe’s perimeter region and Cyprus, and also in Brazil, Argentina, Russia, Puerto Rico, Jordan, Lebanon and Ukraine, to support our insurance operations and related policyholder liabilities in these countries; we also have exposure through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of Europe’s perimeter region and Cyprus totaled $220 million and $1.7 billion, at estimated fair value, respectively, at March 31, 2016. Our exposure to both sovereign fixed maturity securities and total fixed maturity securities of Greece was less than $1 million and $1 million, respectively, at estimated fair value, at March 31, 2016. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of Brazil, Argentina, Russia, Puerto Rico, Jordan, Lebanon and Ukraine totaled $1.2 billion and $2.0 billion, at estimated fair value, respectively, at March 31, 2016. Our exposure to Puerto Rico political subdivision fixed maturities is in the form of revenue securities and we have no general obligation securities See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments” included in the 2015 Annual Report for further information by country.

There has been an increased focus on energy sector and metals and mining sector investments as a result of lower energy, oil and commodity prices. Our net exposure to energy sector fixed maturity securities was $9.9 billion (comprised of fixed maturity securities of $9.8 billion at estimated fair value and related net written credit default swaps of $35 million at notional value), of which 85% were investment grade, with unrealized losses of $39 million at March 31, 2016. Our net exposure to metals and mining sector fixed maturity securities was $2.0 billion (comprised of fixed maturity securities of $2.0 billion at estimated fair value and related net written credit default swaps of $26 million at notional value), of which 73% were investment grade, with unrealized losses of $25 million at March 31, 2016.
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
Current Environment — Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “— Industry Trends,” as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” included in the 2015 Annual Report.

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

	For the Three Months Ended March 31,
	2016		2015
	Yield % (1)	Amount	Yield % (1)	Amount
		(In millions)		(In millions)
Fixed maturity securities (2),(3)	4.43%	$3,628	4.64%	$3,569
Mortgage loans (3)	4.68%	807	4.80%	730
Real estate and real estate joint ventures	3.39%	76	3.10%	81
Policy loans	5.19%	149	5.24%	152
Equity securities	5.02%	37	4.01%	31
Other limited partnerships	2.71%	46	10.62%	215
Cash and short-term investments	0.99%	25	1.00%	33
Other invested assets		271		327
Total before investment fees and expenses	4.55%	5,039	4.89%	5,138
Investment fees and expenses	(0.16)	(167)	(0.15)	(156)
Net investment income including divested businesses and lag elimination (4), (5)	4.39%	4,872	4.74%	4,982
Less: net investment income from divested businesses and lag elimination (4), (5)		(166)		—
Net investment income (5)		$4,706		$4,982
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

(2)	Investment income (loss) includes amounts for fair value option (‘FVO”) and trading securities of $6 million and $37 million for the three months ended March 31, 2016 and 2015, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net investment income — in the above yield table	$4,706	$4,982
Investment hedge adjustments	(221)	(200)
Operating joint venture adjustments	5	677
Divested businesses and lag elimination (1)	166	—
Contractholder-directed unit-linked investments	(97)	1
Incremental net investment income from CSEs	—	1
Net investment income — GAAP consolidated statements of operations	$4,559	$5,461
__________________

(1)
The amount of $166 million for the three months ended March 31, 2016, relates to the impact of converting the Company’s Japan operations to calendar year-end reporting. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

See “— Results of Operations — Consolidated Results — Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015” for an analysis of the period over period changes in net investment income.
Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities available-for-sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	March 31, 2016		December 31, 2015
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Fixed maturity securities
Publicly-traded	$321,268	86.4%	$302,400	86.1%
Privately-placed	50,713	13.6	49,002	13.9
Total fixed maturity securities	$371,981	100.0%	$351,402	100.0%
Percentage of cash and invested assets	69.1%		69.1%
Equity securities
Publicly-traded	$2,218	65.7%	$2,184	65.8%
Privately-held	1,156	34.3	1,137	34.2
Total equity securities	$3,374	100.0%	$3,321	100.0%
Percentage of cash and invested assets	0.6%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$662		$819
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$900		$1,216
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
In connection with our investment management business, we manage privately-placed and infrastructure fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These privately-placed and infrastructure fixed maturity securities had an estimated fair value of $6.6 billion and $6.1 billion at March 31, 2016 and December 31, 2015, respectively. These assets are not included in our interim condensed consolidated financial statements.
Also in connection with our investment management business, we manage index investment portfolios that track the return of standard industry fixed income and equity market indices such as the Barclay’s U.S. Aggregate Bond Index and S&P 500® Index. These assets had an estimated fair value of $26.5 billion and $26.0 billion at March 31, 2016 and December 31, 2015, respectively, and are included within separate account assets in our interim condensed consolidated financial statements.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Valuation of Securities” included in the 2015 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	March 31, 2016
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1
Quoted prices in active markets for identical assets	$41,685	11.2%	$1,417	42.0%
Level 2
Independent pricing sources	273,847	73.6	1,143	33.9
Internal matrix pricing or discounted cash flow techniques	36,046	9.7	145	4.3
Significant other observable inputs	309,893	83.3	1,288	38.2
Level 3
Independent pricing sources	6,849	1.9	527	15.6
Internal matrix pricing or discounted cash flow techniques	11,931	3.2	123	3.6
Independent broker quotations	1,623	0.4	19	0.6
Significant unobservable inputs	20,403	5.5	669	19.8
Total estimated fair value	$371,981	100.0%	$3,374	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at March 31, 2016 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in three sectors: U.S. and foreign corporate securities and residential mortgage-backed securities (“RMBS”).

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities); less liquid collateralized obligation asset-backed securities (“ABS”); and foreign government securities.

•
During the three months ended March 31, 2016, Level 3 fixed maturity securities decreased by $411 million, or 2%. The decrease was driven by net transfers out of Level 3, partially offset by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss).

See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2015 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2015 Annual Report for a discussion of the credit quality ratings assigned by rating agencies and credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities.
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

The following table presents total fixed maturity securities by Nationally Recognized Statistical Rating Organizations (“NRSRO”) rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		March 31, 2016				December 31, 2015
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(In millions)				(In millions)
1	Aaa/Aa/A	$245,787	$24,508	$270,295	72.7%	$234,176	$16,627	$250,803	71.4%
2	Baa	75,931	4,151	80,082	21.5	77,313	2,210	79,523	22.6
	Subtotal investment grade	321,718	28,659	350,377	94.2	311,489	18,837	330,326	94.0
3	Ba	15,091	197	15,288	4.1	15,314	(172)	15,142	4.3
4	B	5,338	(217)	5,121	1.4	5,083	(244)	4,839	1.4
5	Caa and lower	1,225	(89)	1,136	0.3	1,036	5	1,041	0.3
6	In or near default	40	19	59	—	42	12	54	—
	Subtotal below investment grade	21,694	(90)	21,604	5.8	21,475	(399)	21,076	6.0
	Total fixed maturity securities	$343,412	$28,569	$371,981	100.0%	$332,964	$18,438	$351,402	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2016
U.S. corporate	$44,911	$43,965	$8,980	$3,623	$616	$1	$102,096
U.S. government and agency	64,504	487	—	—	—	—	64,991
Foreign corporate	24,649	29,871	3,648	807	115	1	59,091
Foreign government	50,155	3,763	2,005	452	230	51	56,656
RMBS	41,471	633	529	236	155	5	43,029
State and political subdivision	15,826	636	60	—	17	—	16,539
ABS	15,429	716	51	3	2	1	16,202
CMBS	13,350	11	15	—	1	—	13,377
Total fixed maturity securities	$270,295	$80,082	$15,288	$5,121	$1,136	$59	$371,981
Percentage of total	72.7%	21.5%	4.1%	1.4%	0.3%	—%	100.0%

December 31, 2015
U.S. corporate	$43,448	$44,158	$9,163	$3,532	$493	$—	$100,794
U.S. government and agency	61,646	—	—	—	—	—	61,646
Foreign corporate	23,368	29,362	3,621	732	114	1	57,198
Foreign government	43,911	4,098	1,730	395	326	39	50,499
RMBS	37,394	560	579	177	78	9	38,797
State and political subdivision	14,818	599	10	—	14	—	15,441
ABS	13,646	702	24	3	14	5	14,394
CMBS	12,572	44	15	—	2	—	12,633
Total fixed maturity securities	$250,803	$79,523	$15,142	$4,839	$1,041	$54	$351,402
Percentage of total	71.4%	22.6%	4.3%	1.4%	0.3%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both March 31, 2016 and December 31, 2015. The tables below present our U.S. and foreign corporate securities holdings at:

	March 31, 2016		December 31, 2015
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
U.S. and foreign (1) corporate fixed maturity securities — by industry:
Industrial	$48,505	30.1%	$44,710	28.3%
Consumer	36,775	22.8	37,317	23.6
Finance	34,235	21.2	33,050	20.9
Utility	25,057	15.6	27,770	17.6
Communications	13,826	8.6	11,559	7.3
Other	2,789	1.7	3,586	2.3
Total	$161,187	100.0%	$157,992	100.0%
__________________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
We held $72.6 billion and $65.8 billion of structured securities, at estimated fair value, at March 31, 2016 and December 31, 2015, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
The table below presents our RMBS holdings at:

	March 31, 2016			December 31, 2015
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$21,654	50.3%	$577	$20,604	53.1%	$578
Pass-through securities	21,375	49.7	512	18,193	46.9	305
Total RMBS	$43,029	100.0%	$1,089	$38,797	100.0%	$883
By risk profile:
Agency	$30,246	70.3%	$1,110	$26,214	67.6%	$763
Prime	1,986	4.6	32	1,960	5.1	41
Alt-A	5,812	13.5	(94)	5,990	15.4	(18)
Sub-prime	4,985	11.6	41	4,633	11.9	97
Total RMBS	$43,029	100.0%	$1,089	$38,797	100.0%	$883
Ratings profile:
Rated Aaa/AAA	$30,741	71.4%		$26,809	69.1%
Designated NAIC 1	$41,471	96.4%		$37,394	96.4%
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Structured Securities — RMBS” included in the 2015 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, alternative residential mortgage loan and sub-prime RMBS.

Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we have increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $4.4 billion and $4.0 billion with unrealized gains (losses) of $25 million and $74 million at March 31, 2016 and December 31, 2015, respectively.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	March 31, 2016			December 31, 2015
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized obligations	$8,130	50.2%	$(216)	$7,698	53.5%	$(144)
Foreign residential loans	1,531	9.4	42	1,365	9.5	32
Student loans	1,241	7.7	(43)	1,284	8.9	(30)
Automobile loans	1,606	9.9	(2)	1,153	8.0	—
Credit card loans	1,679	10.4	17	831	5.8	27
Other loans	2,015	12.4	(3)	2,063	14.3	11
Total	$16,202	100.0%	$(205)	$14,394	100.0%	$(104)
Ratings profile:
Rated Aaa/AAA	$9,337	57.6%		$7,510	52.2%
Designated NAIC 1	$15,429	95.2%		$13,646	94.8%

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	March 31, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2005	$166	$180	$33	$34	$29	$31	$43	$43	$14	$14	$285	$302
2006	581	588	81	80	53	54	39	41	—	—	754	763
2007	473	482	131	132	84	86	—	—	123	124	811	824
2008 - 2010	5	5	—	—	13	13	—	—	—	—	18	18
2011	496	533	23	24	63	65	—	—	—	—	582	622
2012	487	523	372	386	487	502	8	9	1	1	1,355	1,421
2013	1,108	1,175	814	870	660	638	12	10	—	—	2,594	2,693
2014	986	1,010	993	1,013	295	288	—	—	—	—	2,274	2,311
2015	2,652	2,720	464	469	317	320	9	9	—	—	3,442	3,518
2016	848	867	20	21	15	15	2	2	—	—	885	905
Total	$7,802	$8,083	$2,931	$3,029	$2,016	$2,012	$113	$114	$138	$139	$13,000	$13,377
Ratings Distribution		60.4%		22.7%		15.0%		0.9%		1.0%		100.0%

	December 31, 2015
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2005	$187	$198	$95	$101	$33	$35	$47	$48	$10	$10	$372	$392
2006	1,061	1,070	79	79	76	77	50	56	—	—	1,266	1,282
2007	477	486	144	145	84	87	—	—	123	125	828	843
2008 - 2010	5	5	—	—	13	13	—	—	—	—	18	18
2011	560	593	23	24	63	64	—	—	—	—	646	681
2012	506	534	368	376	500	513	8	9	1	1	1,383	1,433
2013	989	1,036	696	735	893	925	12	10	—	—	2,590	2,706
2014	854	859	939	937	453	459	1	1	—	—	2,247	2,256
2015	2,258	2,227	445	436	325	327	32	32	—	—	3,060	3,022
Total	$6,897	$7,008	$2,789	$2,833	$2,440	$2,500	$150	$156	$134	$136	$12,410	$12,633
Ratings Distribution		55.5%		22.4%		19.8%		1.2%		1.1%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 99.8% and 99.5% of total CMBS at March 31, 2016 and December 31, 2015, respectively.
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

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $129 million and $18 million for the three months ended March 31, 2016 and 2015, respectively. Impairments of fixed maturity securities were $78 million and $18 million for the three months ended March 31, 2016 and 2015, respectively. Impairments of equity securities were $51 million and less than $1 million for the three months ended March 31, 2016 and 2015, respectively.
Credit-related impairments of fixed maturity securities were $71 million and $18 million for the three months ended March 31, 2016 and 2015, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $129 million for the three months ended March 31, 2016, as compared to $18 million for the three months ended March 31, 2015. The most significant increases in OTTI losses were in U.S. and foreign corporate securities and common stock, which comprised $125 million for the three months ended March 31, 2016, as compared to $5 million for the three months ended March 31, 2015. An increase of $69 million in OTTI losses on U.S. and foreign corporate securities was concentrated in the industrial services industry and reflected the impact of lower oil prices on the energy sector and weakening foreign currencies on non-functional currency denominated fixed maturity securities. The increase in OTTI losses on common stock was $51 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, and was also concentrated in the industrial services industry and reflected the impact of lower oil prices on the energy sector.
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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO Securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to the contractholder and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. FVO Securities also include securities held by CSEs. We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO and trading securities were $15.0 billion and $15.0 billion at estimated fair value, or 2.8% and 3.0% of total cash and invested assets, at March 31, 2016 and December 31, 2015, respectively. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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

Repurchase Agreement Transactions
We participate in short-term repurchase and reverse repurchase agreement transactions whereby fixed maturity securities are loaned to, and contemporaneously other fixed maturity securities are borrowed from, unaffiliated financial institutions. We obtain cash collateral in an amount greater than or equal to 95% of the estimated fair value of the securities loaned, and pledge cash collateral in an amount generally equal to 98% of the estimated fair value of the borrowed securities at the inception of the transaction. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged, and are not reflected in the consolidated financial statements. These transactions are treated as collateralized borrowing and lending and the Company has elected to offset amounts recognized as receivables and payables resulting from these transactions.
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding our repurchase and reverse repurchase agreement transactions.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	March 31, 2016				December 31, 2015
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$45,445	66.4%	$281	0.6%	$44,012	65.8%	$217	0.5%
Agricultural	13,226	19.3	40	0.3%	13,188	19.7	42	0.3%
Residential	9,800	14.3	60	0.6%	9,734	14.5	59	0.6%
Total	$68,471	100.0%	$381	0.6%	$66,934	100.0%	$318	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located outside the U.S., at March 31, 2016. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 12% and 8%, respectively, of total mortgage loans at March 31, 2016. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located outside the U.S., as of March 31, 2016. The carrying value of our residential mortgage loans located in California, Florida, and New York were 35%, 7%, and 6%, respectively, of total mortgage loans at March 31, 2016.
In connection with our investment management business, we manage commercial mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial mortgage loans had an estimated fair value of $2.3 billion and $2.0 billion at March 31, 2016 and December 31, 2015, respectively. These assets are not included in our interim condensed consolidated financial statements.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 65% of total mortgage loans at both March 31, 2016 and December 31, 2015. The tables below present the diversification across geographic regions and property types of commercial mortgage loans:

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region
Pacific	$10,360	22.8%	$9,583	21.8%
Middle Atlantic	8,072	17.8	8,154	18.5
International	8,264	18.2	7,889	17.9
South Atlantic	6,167	13.6	6,127	13.9
West South Central	4,190	9.2	4,311	9.8
East North Central	2,217	4.9	2,346	5.3
New England	1,581	3.5	1,367	3.1
Mountain	1,297	2.8	1,117	2.5
West North Central	511	1.1	520	1.2
East South Central	630	1.4	512	1.2
Multi-Region and Other	2,156	4.7	2,086	4.8
Total recorded investment	45,445	100.0%	44,012	100.0%
Less: valuation allowances	281		217
Carrying value, net of valuation allowances	$45,164		$43,795
Property Type
Office	$22,037	48.5%	$21,525	48.9%
Retail	10,793	23.7	10,466	23.8
Apartment	5,651	12.4	5,171	11.7
Hotel	4,633	10.2	4,396	10.0
Industrial	2,214	4.9	2,334	5.3
Other	117	0.3	120	0.3
Total recorded investment	45,445	100.0%	44,012	100.0%
Less: valuation allowances	281		217
Carrying value, net of valuation allowances	$45,164		$43,795
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
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We also review our residential mortgage loans on an ongoing basis. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for information on our evaluation of residential mortgage loans and related valuation allowance methodology.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both March 31, 2016 and December 31, 2015, and our average debt service coverage ratio was 2.7x and 2.6x at March 31, 2016 and December 31, 2015, respectively. Our debt service coverage ratio and the values utilized in calculating the ratio are updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. Our loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 43% at both March 31, 2016 and December 31, 2015. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of known and inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including our experience with loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the valuation allowance. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the valuation allowance.
See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the three months ended March 31, 2016 and 2015.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 76% were located in the U.S., with the remaining 24% located outside the U.S., at March 31, 2016. The carrying value of our real estate investments located in Japan, California and District of Columbia were 21%, 16% and 8%, respectively, of total real estate investments at March 31, 2016.
Real estate investments by type consisted of the following at:

	March 31, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$8,220	94.1%	$7,859	93.2%
Real estate joint ventures and funds	418	4.8	482	5.7
Subtotal	8,638	98.9	8,341	98.9
Foreclosed (commercial, agricultural and residential)	48	0.6	45	0.5
Real estate held-for-investment	8,686	99.5	8,386	99.4
Real estate held-for-sale	47	0.5	47	0.6
Total real estate and real estate joint ventures	$8,733	100.0%	$8,433	100.0%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2015 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $12.8 billion and $12.4 billion at March 31, 2016 and December 31, 2015, respectively.
In connection with our investment management business, we manage real estate investments on behalf of institutional clients, which are unaffiliated investors. These real estate investments had an estimated fair value of $3.9 billion and $3.8 billion at March 31, 2016 and December 31, 2015, respectively. These assets are not included in our interim condensed consolidated financial statements.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $7.0 billion and $7.1 billion at March 31, 2016 and December 31, 2015, respectively, which included $1.8 billion and $1.9 billion of hedge funds, at March 31, 2016 and December 31, 2015, respectively.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	March 31, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$18,747	69.2%	$14,406	64.0%
Tax credit and renewable energy partnerships	3,116	11.5	3,145	13.9
Leveraged leases, net of non-recourse debt	1,702	6.3	1,712	7.6
Direct financing leases	1,131	4.2	1,076	4.8
Funds withheld	786	2.9	771	3.4
Operating joint ventures	774	2.8	605	2.7
Other	839	3.1	809	3.6
Total	$27,095	100.0%	$22,524	100.0%
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $11.6 billion and $9.3 billion, or 2.2% and 1.8% of total cash and invested assets, at March 31, 2016 and December 31, 2015, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $6.0 billion and $7.5 billion, or 1.1% and 1.5% of total cash and invested assets, at March 31, 2016 and December 31, 2015, respectively.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2016 and December 31, 2015.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2016 and 2015.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” included in the 2015 Annual Report for more information about our use of derivatives by major hedge program.

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
Derivatives categorized as Level 3 at March 31, 2016 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate options with certain unobservable inputs including the unobservable portion of the yield curve; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At March 31, 2016, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Three Months Ended March 31, 2016
Gain (loss) recognized in net income (loss)	$67 million
Percentage of gain (loss) attributable to observable inputs	(33)%
Primary drivers of observable gain (loss)
Weakening of the U.S. dollar versus foreign currencies on receive inflation-linked foreign currency, pay U.S. dollar forwards and swaps; decreases in certain equity volatility levels; and decreases in certain equity index levels.

Percentage of gain (loss) attributable to unobservable inputs	133%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2015 Annual Report for further information on the estimates and assumptions that affect derivatives.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2016		December 31, 2015
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$2,079	$—	$1,870	$(6)
Written (2)	10,729	94	10,311	65
Total	$12,808	$94	$12,181	$59
__________________

(1)
The gross notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $195 million and ($2) million, respectively, at March 31, 2016 and $175 million and ($2) million, respectively, at December 31, 2015.

(2)
The gross notional amount and estimated fair value for written credit default swaps in the trading portfolio were $10 million and $1 million, respectively, at March 31, 2016 and $20 million and ($2) million, respectively, at December 31, 2015.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended March 31,
	2016			2015
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$27	$(22)	$5	$9	$(21)	$(12)
Written (3), (4)	25	(40)	(15)	19	(15)	4
Total	$52	$(62)	$(10)	$28	$(36)	$(8)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $12 million and ($2) million, respectively, for the three months ended March 31, 2016 and $1 million and ($2) million, respectively, for the three months ended March 31, 2015.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $2 million and ($11) million, respectively, for the three months ended March 31, 2016 and $1 million and $0, respectively, for the three months ended March 31, 2015.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2015 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured credit facility and certain committed facilities with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements. For the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Collateral for Securities Lending, Repurchase Agreement Transactions, Third-Party Custodian Administered Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $88 million and $50 million at estimated fair value at March 31, 2016 and December 31, 2015, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We participate in repurchase and reverse repurchase agreement transactions. In connection with these transactions, we obtain fixed maturity securities as collateral from unaffiliated financial institutions, which can be re-pledged, and which have not been recorded on our consolidated balance sheets. The amount of these securities and the amount which were re-pledged was $305 million and $105 million, respectively, at estimated fair value at March 31, 2016. We had no such securities as of December 31, 2015. See “— Investments — Repurchase Agreement Transactions” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of our repurchase and reverse repurchase agreements, and the classification of the associated net receivable/payable and expense.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $548 million and $738 million at March 31, 2016 and December 31, 2015, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $579 million and $781 million at March 31, 2016 and December 31, 2015, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $2.0 billion and $2.2 billion at March 31, 2016 and December 31, 2015, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space, information technology and other equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — The Company — Contractual Obligations” and Note 21 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Guarantees
See “Guarantees” in Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other
Additionally, we make mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Other than these investment-related commitments which are disclosed in Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from these investment- related commitments. For further information on these investment-related commitments see “— Liquidity and Capital Resources — The Company — Contractual Obligations.” See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS,” “— Investments — Mortgage Loans,” “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our investments in fixed maturity and equity securities, mortgage loans and partnerships.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2015 Annual Report.
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
Insurance regulators in many of the non-U.S. countries in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” and “Business — Regulation — International Regulation” included in the 2015 Annual Report.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for additional information. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2015 Annual Report and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment (as well as Corporate & Other) follows.

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
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2015 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for additional information. A discussion of policyholder account balances by segment (as well as Corporate & Other) follows.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	March 31, 2016
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other
Greater than 0% but less than 2%	$94	$94
Equal to 2% but less than 4%	$12,657	$5,423
Equal to or greater than 4%	$10,529	$6,425
Annuities
Greater than 0% but less than 2%	$3,534	$2,997
Equal to 2% but less than 4%	$30,612	$27,325
Equal to or greater than 4%	$2,299	$2,260
__________________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At March 31, 2016, excess interest reserves were $108 million and $326 million for Life & Other and Annuities, respectively.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	March 31, 2016
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$4,889	$4,881
Equal to 2% but less than 4%	$1,976	$1,976
Equal to or greater than 4%	$689	$662
__________________

(1)	These amounts are not adjusted for policy loans.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	March 31, 2016
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities
Greater than 0% but less than 2%	$20,406	$3,083
Equal to 2% but less than 4%	$1,079	$450
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$7,297	$6,321
Equal to 2% but less than 4%	$18,832	$8,429
Equal to or greater than 4%	$268	$—
__________________

(1)
Excludes negative VOBA liabilities of $1.1 billion at March 31, 2016, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities associated with the acquisition of American Life and Delaware American Life Insurance Company (collectively, “ALICO”). These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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
Variable Annuity Guarantees
We issue, directly and through assumed business, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report, as well as Note 4 of the Interim Condensed Consolidated Financial Statements, for additional information.
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of certain guaranteed minimum withdrawal benefit (“GMWBs”), and the non-life contingent portions of both GMWBs and guaranteed minimum income benefit (“GMIBs”) that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits (“GMABs”), and the non-life contingent portions of both GMWBs and GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In millions)
Americas
GMDB	$967	$937	$—	$—
GMIB	2,544	2,410	39	(507)
GMAB	—	—	21	9
GMWB	132	127	669	338
Asia
GMDB	26	25	—	—
GMAB	—	—	44	37
GMWB	92	89	214	151
EMEA
GMDB	2	2	—	—
GMAB	—	—	21	16
GMWB	8	8	(17)	(63)
Corporate & Other
GMDB	10	13	—	—
GMAB	—	—	28	13
GMWB	129	104	1,365	951
Total	$3,910	$3,715	$2,384	$945
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $821 million and $462 million at March 31, 2016 and December 31, 2015, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
The carrying values of these guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign currency exchange rates. Carrying values are also impacted by our assumptions around mortality, separate account returns and policyholder behavior, including lapse rates.
As discussed below, we use a combination of product design, hedging strategies, reinsurance, and other risk management actions to mitigate the risks related to these benefits. Within each type of guarantee, there is a range of product offerings reflecting the changing nature of these products over time. Changes in product features and terms are in part driven by customer demand but, more importantly, reflect our risk management practices of continuously evaluating the guaranteed benefits and their associated asset-liability matching. Recently, we have been diversifying the concentration of income benefits in the portfolio of the Company’s Retail Annuities business by focusing on withdrawal benefits, variable annuities without living benefits and index-linked annuities. To this end, the GMIBs were no longer available for new purchases after February 19, 2016.

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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at March 31, 2016:

	Total Account Value (1)
	Americas	Asia & EMEA	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$100,092	$9,525	$10,708
Annual step-up	27,264	—	—
Roll-up and step-up combination	36,516	—	—
Total	$163,872	$9,525	$10,708
__________________

(1)
Total account value excludes $2.1 billion for contracts with no GMDBs. Further, many of our annuity contracts offer more than one type of guarantee such that GMDB amounts listed above are not mutually exclusive to the amounts in the living benefit guarantees table below.

Based on total account value, less than 39% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at March 31, 2016:

	Total Account Value (1)
	Americas	Asia & EMEA	Corporate & Other
	(In millions)
GMIB	$89,753	$—	$—
GMWB - non-life contingent (2)	5,537	2,627	2,270
GMWB - life-contingent	22,475	4,383	7,480
GMAB	713	1,380	958
	$118,478	$8,390	$10,708
__________________

(1)
Total account value excludes $47.5 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $1,032 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at March 31, 2016:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$32,024
7-year setback, 1.5% interest rate	5,317
10-year setback, 1.5% interest rate	17,957
10-year mortality projection, 10-year setback, 1.0% interest rate	30,268
10-year mortality projection, 10-year setback, 0.5% interest rate	4,187
$89,753
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 33% of the $89.8 billion of GMIB total account value has been invested in managed volatility funds as of March 31, 2016. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of March 31, 2016, only 16% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of six years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $3,412 million at March 31, 2016, of which $3,237 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at March 31, 2016:

	In-the- Moneyness	Total Account Value	% of Total
		(In millions)
In-the-money	30% +	$3,165	3%
	20% to 30%	2,460	3%
	10% to 20%	4,276	5%
	0% to 10%	6,940	8%
		16,841
Out-of-the-money	-10% to 0%	14,348	16%
	-20% to -10%	7,573	8%
	-20% +	50,991	57%
		72,912
Total GMIBs		$89,753
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	March 31, 2016			December 31, 2015
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$24,363	$2,962	$1,372	$23,430	$2,056	$966
	Interest rate futures	6,027	21	6	3,915	4	5
	Interest rate options	24,923	2,026	—	24,923	994	7
Foreign currency exchange rate	Foreign currency forwards	2,694	63	14	2,305	29	7
	Foreign currency futures	143	1	—	135	—	—
Equity market	Equity futures	11,639	27	15	7,104	61	18
	Equity options	51,388	1,903	1,235	54,113	1,541	1,041
	Variance swaps	23,466	208	682	23,437	195	636
	Total rate of return swaps	3,913	8	229	3,803	47	58
	Total	$148,556	$7,219	$3,553	$143,165	$4,927	$2,738
The change in estimated fair values of our derivatives is recorded in policyholder benefits and claims if such derivatives are hedging guarantees included in future policy benefits, and in net derivative gains (losses) if such derivatives are hedging guarantees included in policyholder account balances.
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $11.7 billion and $11.1 billion at March 31, 2016 and December 31, 2015, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.

Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $239.1 billion and $229.4 billion at March 31, 2016 and December 31, 2015, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, in regulatory custodial accounts or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
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
See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Sources:
Operating activities, net	$1,964	$2,686
Changes in policyholder account balances, net	615	—
Changes in payables for collateral under securities loaned and other transactions, net	4,161	1,985
Long-term debt issued	—	1,492
Effect of change in foreign currency exchange rates on cash and cash equivalents	73	—
Total sources	6,813	6,163
Uses:
Investing activities, net	5,739	6,900
Changes in policyholder account balances, net	—	273
Long-term debt repaid	5	7
Collateral financing arrangements repaid	12	—
Treasury stock acquired in connection with share repurchases	70	986
Dividends on preferred stock	6	30
Dividends on common stock	413	394
Other, net	30	64
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	190
Total uses	6,275	8,844
Net increase (decrease) in cash and cash equivalents	$538	$(2,681)
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
Common Stock
During the three months ended March 31, 2016 and 2015, MetLife, Inc. issued 1,943,866 and 2,313,275 new shares of its common stock for $78 million and $77 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the three months ended March 31, 2016 and 2015, we issued $2.5 billion and $4.0 billion, respectively, and repaid $2.5 billion and $3.5 billion, respectively, under funding agreements with certain regional FHLBs. At both March 31, 2016 and December 31, 2015, total obligations outstanding under these funding agreements were $15.5 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the three months ended March 31, 2016 and 2015, we issued $10.3 billion and $12.9 billion, respectively, and repaid $11.2 billion and $12.3 billion, respectively, under such funding agreements. At March 31, 2016 and December 31, 2015, total obligations outstanding under these funding agreements were $31.4 billion and $31.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the three months ended March 31, 2016 and 2015, we issued $500 million and $0, respectively, and repaid $500 million and $0, respectively, under such funding agreements. At both March 31, 2016 and December 31, 2015, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Credit and Committed Facilities
 At March 31, 2016, we maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $11.8 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2016, we had outstanding $567 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.4 billion at March 31, 2016.

The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At March 31, 2016, $6.6 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding. Remaining availability was $2.4 billion at March 31, 2016.
See Note 12 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for further information about these facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	March 31, 2016	December 31, 2015 (1)
	(In millions)
Short-term debt	$100	$100
Long-term debt (2), (3)	$17,860	$17,889
Collateral financing arrangements	$4,127	$4,139
Junior subordinated debt securities	$3,168	$3,168
__________________

(1)	Net of $100 million of debt issuance costs, which were reported in other assets at December 31, 2015.

(2)
Excludes $55 million and $60 million at March 31, 2016 and December 31, 2015, respectively, of long-term debt relating to CSEs — FVO (see Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements). For more information regarding long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.

(3)
Includes $403 million of non-recourse debt at both March 31, 2016 and December 31, 2015, for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment subsidiaries.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable covenants at March 31, 2016.
Dispositions
There were no cash proceeds from dispositions during either of the three months ended March 31, 2016 or 2015.
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
During the three months ended March 31, 2016 and 2015, MetLife, Inc. repurchased 1,445,864 shares and 19,893,284 shares of common stock in the open market purchases for $70 million and $986 million, respectively.

At March 31, 2016, MetLife, Inc. had no remaining common stock repurchase authorizations. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “— Industry Trends — Regulatory Developments — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” See also “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock was as follows for the three months ended March 31, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate	Series C Per Share	Series C Aggregate
			(In millions, except per share data)
March 7, 2016	February 29, 2016	March 15, 2016	$0.253	$6	$—	$—	$—	$—

March 5, 2015	February 28, 2015	March 16, 2015	$0.250	$6	$0.406	$24	$—	$—
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A, and ending with the June 15, 2015 payment date for the Series B preferred stock. Dividends are paid semi-annually on MetLife, Inc.’s Series C preferred stock, commencing December 15, 2015 and ending on June 15, 2020 and, thereafter, are paid quarterly.
Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the three months ended March 31, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
January 6, 2016	February 5, 2016	March 14, 2016	$0.375	$413

January 6, 2015	February 6, 2015	March 13, 2015	$0.350	$394
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to March 31, 2016.
Dividend Restrictions
If MetLife, Inc. were re-designated as a non-bank SIFI, the payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve. See “— Industry Trends — Regulatory Developments —U.S. Regulation — Potential Regulation as a Non-Bank SIFI.” In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain

of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Debt Repayments
In March 2016, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $12 million in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangements on the consolidated balance sheets.
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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” included in the 2015 Annual Report.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2016 and 2015, general account surrenders and withdrawals from annuity products were $1.0 billion and $946 million, respectively. In the Corporate Benefit Funding segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, at March 31, 2016 there were no funding agreements or other capital market products that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2016 and December 31, 2015, we had received cash collateral of $10.1 billion and $6.6 billion, respectively. At March 31, 2016 and December 31, 2015, we had pledged cash collateral of $499 million and $241 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit or financial strength rating, as applicable, would have required $5 million of additional collateral be provided to our counterparties as of March 31, 2016. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledged collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block and universal life secondary guarantee liabilities.
We pledged collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.

Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $31.0 billion and $30.2 billion at March 31, 2016 and December 31, 2015, respectively. Of these amounts, $8.7 billion and $10.1 billion at March 31, 2016 and December 31, 2015, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2016 was $8.5 billion, over 99% of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Acquisitions
There were no acquisitions during either of the three months ended March 31, 2016 or 2015.
Contractual Obligations
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2015 Annual Report for additional information regarding the Company’s contractual obligations.
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
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a non-bank SIFI and G-SII, see “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” and “Business — Regulation — International Regulation — Global Systemically Important Insurers” included in the 2015 Annual Report, as amended or supplemented by discussions of regulatory developments in “— Industry Trends — Regulatory Developments — U.S. Regulation — Potential Regulation as a Non-Bank SIFI,” as well as “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At March 31, 2016 and December 31, 2015, MetLife, Inc. and other MetLife holding companies had $5.3 billion and $6.4 billion, respectively, in liquid assets. Of these amounts, $4.4 billion and $5.3 billion were held by MetLife, Inc. and $988 million and $1.1 billion were held by other MetLife holding companies, at March 31, 2016 and December 31, 2015, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; and (iii) investments pledged in support of derivatives.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have been reinvested indefinitely in such non-U.S. operations, as described in Note 19 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report. Under current tax laws, should we repatriate such earnings, we may be subject to additional U.S. income taxes and foreign withholding taxes.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2015 Annual Report for additional information on the sources and uses of liquid assets for MetLife, Inc. and other MetLife holding companies.
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

The table below sets forth the dividends permitted to be paid in 2016 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the three months ended March 31, 2016:

	2016
Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$1,500	$3,753
American Life Insurance Company	$—	$—
MetLife Insurance Company USA	$—	$586
Metropolitan Property and Casualty Insurance Company	$—	$233	(2)
Metropolitan Tower Life Insurance Company	$—	$70
__________________

(1)
Reflects dividend amounts that may be paid during 2016 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2016, some or all of such dividends may require regulatory approval.

(2)	Reflects revised interpretation of statutory dividend limits from amount reported in the 2015 Annual Report.
In addition to the amounts presented in the table above, for the three months ended March 31, 2016, MetLife, Inc. received cash of $70 million from certain of its other subsidiaries, of which $20 million represented a dividend and $50 million represented a return of capital.
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
We actively manage target and excess capital levels and dividend flows on a proactive basis and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. We cannot provide assurance that MetLife, Inc.’s subsidiaries will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable regulators will not disapprove any dividends that such subsidiaries must submit for approval. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow” included in the 2015 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either March 31, 2016 or December 31, 2015.
Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for information about MetLife, Inc.’s unsecured credit facility.
MetLife, Inc. maintains a committed facility with a capacity of $425 million. At March 31, 2016, MetLife, Inc. had outstanding $425 million in letters of credit and no drawdowns against this facility. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $11.4 billion at March 31, 2016. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding these facilities.

Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2016	December 31, 2015 (1)
	(In millions)
Long-term debt — unaffiliated	$16,901	$16,927
Long-term debt — affiliated	$3,304	$3,314
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,733	$1,733
__________________

(1)	Net of $82 million of debt issuance costs, which were reported in other assets at December 31, 2015.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable covenants at March 31, 2016.
Dispositions
There were no cash proceeds from dispositions during either of the three months ended March 31, 2016 or 2015.
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
Affiliated Capital Transactions
During the three months ended March 31, 2016 and 2015, MetLife, Inc. invested an aggregate of $1.5 billion and $173 million, respectively, in various subsidiaries. The investment in the first quarter of 2016 included a cash capital contribution of $1.5 billion to MetLife USA.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $1.2 billion at both March 31, 2016 and December 31, 2015.
In April 2016, American Life issued a $140 million short-term note to MetLife, Inc. The short-term note bears interest at six-month LIBOR plus 1.00% and matures in July 2016.
Repayments of Affiliated Long-term Debt
In March 2016, MetLife, Inc. repaid $10 million of affiliated long-term debt to MetLife Exchange Trust I, at maturity, in exchange for a return of capital. The long-term note bore interest at three-month LIBOR plus 0.70%.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See “— The Company — Liquidity and Capital Uses — Support Agreements.”
Acquisitions
There were no acquisitions by MetLife, Inc. during either of the three months ended March 31, 2016 or 2015.

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

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	operating revenues	(i)	GAAP revenues
(ii)	operating expenses	(ii)	GAAP expenses
(iii)	operating earnings	(iii)	net income (loss)
(iv)	operating earnings available to common shareholders	(iv)	net income (loss) available to MetLife, Inc.’s common shareholders
(v)	free cash flow of all holding companies	(v)	MetLife, Inc.’s net cash provided by operating activities
See “— Results of Operations” for reconciliations of these measures to the most directly comparable GAAP measures.
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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. In addition, for the three months ended March 31, 2016, operating revenues and operating expenses exclude the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods and is referred to as lag elimination. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
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

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) acquisition, integration and other costs.
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
The following additional information is relevant to an understanding of our performance results:

•
The impact of changes in our foreign currency exchange rates is calculated using the average foreign currency exchange rates for the current period and is applied to each of the comparable periods (“Constant Currency Basis”).

•
We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Further, sales statistics for our Latin America, Asia and EMEA segments are on a Constant Currency Basis.

•	Operating ROE - operating earnings available to common shareholders, divided by average GAAP common stockholders’ equity.

•	Operating ROE, excluding AOCI other than FCTA - operating earnings available to common shareholders divided by average GAAP common stockholders’ equity, excluding AOCI other than FCTA.

•
Allocated equity - portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.” Allocated equity excludes the impact of AOCI other than FCTA.

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
Subsequent Events
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2015 Annual Report. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2015 Annual Report.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2015 Annual Report; and (ii) Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2015 Annual Report, MLIC received approximately 3,856 asbestos-related claims in 2015. During the three months ended March 31, 2016 and 2015, MLIC received approximately 1,386 and 1,046 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2016.
Regulatory Matters
Sale and Replacement of Variable Annuities and FINRA Letter of Acceptance, Waiver and Consent
MSI has entered into a Letter of Acceptance, Waiver and Consent with FINRA (hereinafter, the “Letter”). In the Letter, FINRA stated that, from 2009 through 2014, MSI violated certain National Association of Securities Dealers and FINRA rules in connection with sales and replacements of variable annuities and certain riders on such annuities. MSI was censured and will pay a $20 million fine and an additional $5 million to reimburse customers. MSI has accrued this amount.
Other Litigation
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order.
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015)
MetLife, Inc. filed this action in D.C. District Court seeking to overturn the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The suit is brought under the section of Dodd-Frank providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded. The D.C. District Court issued a decision on March 30, 2016 granting, in part, MetLife, Inc.’s cross motion for summary judgment, and rescinding the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order.

Martin v. Metropolitan Life Insurance Company, (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by MLIC in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that MLIC has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted MLIC’s motion to dismiss.
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on MLIC’s class-wide increase in premiums charged for long-term care insurance policies with one of two policy features. Plaintiff alleges a class consisting of: (i) herself and all persons over age 65 who selected a Reduced Pay at Age 65 feature and whose premium rates were increased after age 65; and/or (ii) all persons who purchased a 5% Automatic Compound Inflation Protection Rider and whose premiums paid for the rider were increased. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material with respect to these two features was misleading as to MLIC’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. The Company intends to defend this action vigorously.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2015 Annual Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report.
Regulatory and Legal Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2015 Annual Report. There have been no material changes to other sections of such risk factor. These sections include: “U.S. Regulation — Insurance Regulation,” “U.S. Regulation — U.S. Federal Regulation Affecting Insurance,” “International Regulation — Solvency Regimes,” and “General” within such risk factor included in the 2015 Annual Report.
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation” included in the 2015 Annual Report, as amended or supplemented by discussions of regulatory developments elsewhere herein and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments,” and as further amended or supplemented below.
U.S. Regulation
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
The DOL issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These rules substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, will be deemed a fiduciary under ERISA or the Code. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. We are currently studying the impact of these developments on MetLife’s business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — ERISA Considerations,” as well as “Business — Regulation — U.S. Regulation — ERISA Considerations” included in the 2015 Annual Report.
We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C District Court’s order. On December 18, 2014, the FSOC had designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. had filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation.

If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. However, many of the regulatory requirements that would apply to us if we were again so designated have not been specified. In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that non-bank SIFIs would be required to hold. The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business.
If MetLife, Inc. were re-designated as a non-bank SIFI, our business and competitive position could be materially and adversely affected by any requirement of the Federal Reserve Board requiring insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers. The capital requirements that would apply to us could also constrain our ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect our capital. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Legislation was signed into law on December 18, 2014, relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs.
If re-designated as a non-bank SIFI, MetLife, Inc. may also be subject to additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs which will likely include leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. In addition, if re-designated as a non-bank SIFI, MetLife, Inc. will be required to comply with the requirements applicable to non-bank SIFIs, including the submission of a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. The Federal Reserve Board would also have the right to require any of MetLife, Inc.’s insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, under the Volcker Rule, we could be subject to the imposition by the Federal Reserve Board of additional capital requirements and quantitative limits on certain of our trading and investment activities. Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company. In addition, non-bank SIFIs must pay certain assessments and other charges to offset certain costs incurred by the Federal Reserve Board in fulfilling its oversight role and in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Other Key Information — Significant Events.” There can be no assurance that the new company that would be created in connection with the Separation will not be designated by the FSOC as a non-bank SIFI, although such a company would be separately evaluated by the FSOC and may not meet a necessary threshold to advance to possible designation, or that any actions taken in furtherance of this plan will affect any decision the FSOC may make to re-designate MetLife, Inc. as a non-bank SIFI. We may consider further structural and other business alternatives that may be available to us in response to any re-designation of MetLife as a non-bank SIFI, and we cannot predict the impact that any such alternatives, if implemented, may have on the Company or its security holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — Potential Regulation as a Non-Bank SIFI,” as well as “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” included in the 2015 Annual Report, for additional information regarding potential regulation of MetLife, Inc. as a non-bank SIFI.

International Regulation
Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. While the regulatory standards that would apply to G-SIIs are still being developed, they will include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and, therefore, has no consolidated group regulator, the impact on MetLife, Inc. of such proposals is uncertain. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers,” as well as “Business — Regulation — International Regulation — Global Systemically Important Insurers” included in the 2015 Annual Report.
Risks Related to Acquisitions, Dispositions or Other Structural Changes
The following updates and replaces the similarly named sections of the risk factor entitled “We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” included in the 2015 Annual Report. There have been no material changes to other sections of such risk factor. These sections include: “Risks Relating to Acquisitions,” “Risks Relating to Joint Ventures,” and “Risks Relating to Legal Entity Reorganizations,” within such risk factor included in the 2015 Annual Report.
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Other Key Information — Significant Events” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding MetLife, Inc.’s announcement of its plan to pursue the Separation and its entry into a purchase agreement with MassMutual. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results, including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to an initial public offering, spin-off, joint venture or legal entity reorganization, including in connection with the proposed Separation.
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
Risks Relating to Dispositions
We may separate a business through an outright sale, or by alternate means such as a public offering of shares in an independent, publicly traded company or a spin-off, which would also result in a separate, possibly independent and publicly traded, company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Other Key Information — Significant Events” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on MetLife, Inc.’s announcement of its plan to pursue the Separation and its entry into a purchase agreement with MassMutual. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur. The transactions contemplated by the purchase agreement with MassMutual are also subject to certain closing conditions, including regulatory approval.

Unanticipated developments could delay, prevent or otherwise adversely affect our ability to effect any disposition transaction. Factors which could affect our ability to consummate such transactions include difficulties in finding buyers and delays or other problems with obtaining required regulatory, tax and other approvals, as well as adverse conditions in the capital and credit markets.
When we dispose of subsidiaries or operations, we may remain liable to the acquiror or to third parties for certain losses or costs arising from the divested business or on other bases. We may also incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Any such separation will also decrease the diversification of our sources of revenue and result in a greater percentage of our revenue being derived from non-U.S. sources which may increase our exposure to certain risks. See “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.” Any such separation would also affect the dividends available to be paid to MetLife, Inc. by the subsidiaries that are part of such separation. Furthermore, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. A distributor has elected to suspend and other distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to the proposed Separation, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. After any such disposition, shares of our Common Stock will represent an investment in a company different in size and characteristics from the present. These changes may cause some existing shareholders to sell their shares of our Common Stock, which could, if excessive, cause the market price of our Common Stock to decrease.
Risks Related to Our Business
The following updates and replaces the similarly named sections of the risk factor entitled “Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2015 Annual Report. There have been no material changes to other sections of such risk factor.
Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability
The U.K. has announced a referendum on its membership in the EU to be held in June 2016. If the referendum results in the withdrawal of the U.K. from the EU, the medium term impacts on our business both within the U.K. and the EU are uncertain. A vote to leave would trigger an extended negotiation period between the U.K. and the EU on the U.K.'s future trading relationship with the EU. In the meantime, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our business model relies on certain rights to operate cross-border insurance operations which may be eliminated or modified after the period of negotiation between the U.K. and EU is completed. Currency volatility in both the U.K. and wider EU would likely increase, impacting our businesses in those markets. Operating expenses within our businesses could increase in the event of a U.K. withdrawal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2016 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2016	1,445,864	$48.63	1,445,864	$—
February 1 — February 29, 2016	—	$—	—	$—
March 1 — March 31, 2016	—	$—	—	$—
__________________

(1)
During the periods January 1 through January 31, 2016, February 1 through February 29, 2016 and March 1 through March 31, 2016, separate account index funds purchased 0 shares, 0 shares and 0 shares, respectively, of common stock on the open market in nondiscretionary transactions. Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc. other than through a publicly announced plan or program.

(2)
On December 12, 2014, MetLife, Inc. announced that its Board of Directors authorized $1.0 billion of common stock repurchases in addition to previously authorized repurchases and, on September 22, 2015, MetLife, Inc. announced that its Board of Directors authorized additional repurchases of $739 million of its common stock, bringing MetLife, Inc.’s available repurchase authorization under the December 2014 and September 2015 authorizations as of such date to $1.0 billion. In October 2015, MetLife, Inc. completed all repurchases under the December 2014 authorization. In January 2016, MetLife, Inc. completed all remaining repurchases under the September 2015 authorization. At March 31, 2016, MetLife, Inc. had no remaining authorizations. Under these authorizations, MetLife, Inc. may have purchased its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2015 Annual Report, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.

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

10.1	Purchase Agreement by and among MetLife, Inc. and Massachusetts Mutual Life Insurance Company, dated as of February 28, 2016.
18.1	Letter from Deloitte & Touche LLP, dated May 5, 2016, regarding change in accounting principles.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Peter M. Carlson
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 5, 2016

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

10.1	Purchase Agreement by and among MetLife, Inc. and Massachusetts Mutual Life Insurance Company, dated as of February 28, 2016.
18.1	Letter from Deloitte & Touche LLP, dated May 5, 2016, regarding change in accounting principles.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E - 1