Form 10-Q
period 2016-06-30
METLIFE INC
filed 2016-08-05
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
At July 29, 2016, 1,098,872,382 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2016 (Unaudited) and December 31, 2015 and for the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited))	3
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	9
	Note 3 — Disposition	17
	Note 4 — Insurance	17
	Note 5 — Closed Block	19
	Note 6 — Investments	21
	Note 7 — Derivatives	36
	Note 8 — Fair Value	52
	Note 9 — Equity	74
	Note 10 — Other Expenses	78
	Note 11 — Employee Benefit Plans	78
	Note 12 — Earnings Per Common Share	79
	Note 13 — Contingencies, Commitments and Guarantees	79
	Note 14 — Subsequent Event	87
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	88
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	172
Item 4.	Controls and Procedures	173

Part II — Other Information
Item 1.	Legal Proceedings	174
Item 1A.	Risk Factors	176
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	182
Item 6.	Exhibits	183

Signatures		184

Exhibit Index		E - 1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, (c) entry into joint ventures, or (d) legal entity reorganizations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings; (17) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (18) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity; (25) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (26) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet its free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (27) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (28) changes in accounting standards, practices and/or policies; (29) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (30) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (31) difficulties in marketing and distributing products through our distribution channels; (32) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (33) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (34) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (35) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the U.S. Securities and Exchange Commission.
Corporate Information
We announce financial and other information about MetLife to our investors through the MetLife Investor Relations web page at www.metlife.com, as well as U.S. Securities and Exchange Commission filings, news releases, public conference calls and webcasts. MetLife encourages investors to visit the Investor Relations web page from time to time, as information is updated and new information is posted. The information found on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the U.S. Securities and Exchange Commission, and any references to our website are intended to be inactive textual references only.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $350,821 and $332,964, respectively; includes $3,548 and $4,277, respectively, relating to variable interest entities)	$387,508	$351,402
Equity securities available-for-sale, at estimated fair value (cost: $2,914 and $2,997, respectively)	3,333	3,321
Fair value option and trading securities, at estimated fair value (includes $8 and $404, respectively, of actively traded securities; and $9 and $13, respectively, relating to variable interest entities)	14,314	15,024
Mortgage loans (net of valuation allowances of $467 and $318, respectively; includes $159 and $172, respectively, at estimated fair value, relating to variable interest entities; includes $449 and $314, respectively, under the fair value option)	69,399	67,102
Policy loans (includes $0 and $4, respectively, relating to variable interest entities)	11,240	11,258
Real estate and real estate joint ventures (includes $71 and $47, respectively, of real estate held-for-sale)	9,063	8,433
Other limited partnership interests (includes $15 and $27, respectively, relating to variable interest entities)	6,982	7,096
Short-term investments, principally at estimated fair value (includes $0 and $26, respectively, relating to variable interest entities)	9,838	9,299
Other invested assets, principally at estimated fair value (includes $43 and $43, respectively, relating to variable interest entities)	31,834	22,524
Total investments	543,511	495,459
Cash and cash equivalents, principally at estimated fair value (includes $16 and $85, respectively, relating to variable interest entities)	17,067	12,752
Accrued investment income (includes $1 and $23, respectively, relating to variable interest entities)	3,884	3,988
Premiums, reinsurance and other receivables (includes $4 and $21, respectively, relating to variable interest entities)	26,035	22,702
Deferred policy acquisition costs and value of business acquired (includes $0 and $240, respectively, relating to variable interest entities)	24,748	24,130
Current income tax recoverable	51	161
Goodwill	9,852	9,477
Other assets (includes $3 and $148, respectively, relating to variable interest entities)	7,747	7,666
Separate account assets (includes $0 and $1,022, respectively, relating to variable interest entities)	309,672	301,598
Total assets	$942,567	$877,933
Liabilities and Equity
Liabilities
Future policy benefits (includes $0 and $716, respectively, relating to variable interest entities)	$204,461	$191,879
Policyholder account balances (includes $0 and $21, respectively, relating to variable interest entities)	213,526	202,722
Other policy-related balances (includes $0 and $238, respectively, relating to variable interest entities)	14,447	14,255
Policyholder dividends payable	734	720
Policyholder dividend obligation	3,343	1,783
Payables for collateral under securities loaned and other transactions	45,790	36,871
Short-term debt	103	100
Long-term debt (includes $47 and $63, respectively, at estimated fair value, relating to variable interest entities)	16,586	18,023
Collateral financing arrangements	4,113	4,139
Junior subordinated debt securities	3,168	3,194
Deferred income tax liability	14,966	10,592
Other liabilities (includes $0 and $81, respectively, relating to variable interest entities)	32,285	23,561
Separate account liabilities (includes $0 and $1,022, respectively, relating to variable interest entities)	309,672	301,598
Total liabilities	863,194	809,437
Contingencies, Commitments and Guarantees (Note 13)
Redeemable noncontrolling interests in partially-owned consolidated subsidiaries	—	77
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,161,802,382 and 1,159,590,766 shares issued, respectively; 1,098,794,277 and 1,098,028,525 shares outstanding, respectively	12	12
Additional paid-in capital	30,783	30,749
Retained earnings	36,924	35,519
Treasury stock, at cost; 63,008,105 and 61,562,241 shares, respectively	(3,172)	(3,102)
Accumulated other comprehensive income (loss)	14,632	4,771
Total MetLife, Inc.’s stockholders’ equity	79,179	67,949
Noncontrolling interests	194	470
Total equity	79,373	68,419
Total liabilities and equity	$942,567	$877,933
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Premiums	$9,417	$9,312	$19,110	$18,565
Universal life and investment-type product policy fees	2,286	2,434	4,630	4,828
Net investment income	4,887	4,947	9,446	10,408
Other revenues	487	518	974	1,013
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(8)	—	(86)	(8)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(6)	(2)	(6)	(12)
Other net investment gains (losses)	280	(131)	373	173
Total net investment gains (losses)	266	(133)	281	153
Net derivative gains (losses)	(2,099)	(912)	(764)	(91)
Total revenues	15,244	16,166	33,677	34,876
Expenses
Policyholder benefits and claims	10,274	9,352	19,952	18,609
Interest credited to policyholder account balances	1,500	1,298	2,826	3,293
Policyholder dividends	324	331	639	670
Other expenses	3,246	4,072	7,438	8,132
Total expenses	15,344	15,053	30,855	30,704
Income (loss) before provision for income tax	(100)	1,113	2,822	4,172
Provision for income tax expense (benefit)	(214)	(6)	505	890
Net income (loss)	114	1,119	2,317	3,282
Less: Net income (loss) attributable to noncontrolling interests	4	4	6	9
Net income (loss) attributable to MetLife, Inc.	110	1,115	2,311	3,273
Less: Preferred stock dividends	46	31	52	61
Preferred stock repurchase premium	—	42	—	42
Net income (loss) available to MetLife, Inc.’s common shareholders	$64	$1,042	$2,259	$3,170
Comprehensive income (loss)	$3,884	$(3,994)	$12,272	$(893)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	7	(23)	100	40
Comprehensive income (loss) attributable to MetLife, Inc.	$3,877	$(3,971)	$12,172	$(933)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.06	$0.93	$2.05	$2.83
Diluted	$0.06	$0.92	$2.04	$2.80
Cash dividends declared per common share	$0.400	$0.375	$0.775	$0.725
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2015	$—	$12	$30,749	$35,519	$(3,102)	$4,771	$67,949	$470	$68,419
Treasury stock acquired in connection with share repurchases					(70)		(70)		(70)
Stock-based compensation			34				34		34
Dividends on preferred stock				(52)			(52)		(52)
Dividends on common stock				(854)			(854)		(854)
Change in equity of noncontrolling interests							—	(376)	(376)
Net income (loss)				2,311			2,311	6	2,317
Other comprehensive income (loss), net of income tax						9,861	9,861	94	9,955
Balance at June 30, 2016	$—	$12	$30,783	$36,924	$(3,172)	$14,632	$79,179	$194	$79,373

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2014	$1	$12	$30,543	$32,020	$(1,172)	$10,649	$72,053	$507	$72,560
Repurchase of preferred stock	(1)		(1,459)				(1,460)		(1,460)
Preferred stock repurchase premium				(42)			(42)		(42)
Preferred stock issuance			1,483				1,483		1,483
Treasury stock acquired in connection with share repurchases					(1,000)		(1,000)		(1,000)
Stock-based compensation			151				151		151
Dividends on preferred stock				(61)			(61)		(61)
Dividends on common stock				(814)			(814)		(814)
Change in equity of noncontrolling interests							—	(27)	(27)
Net income (loss)				3,273			3,273	9	3,282
Other comprehensive income (loss), net of income tax						(4,206)	(4,206)	31	(4,175)
Balance at June 30, 2015	$—	$12	$30,718	$34,376	$(2,172)	$6,443	$69,377	$520	$69,897
__________________

(1)
Net income (loss) attributable to noncontrolling interests did not exclude any gains of redeemable noncontrolling interests in partially-owned consolidated subsidiaries at June 30, 2016. Net income (loss) attributable to noncontrolling interests excluded losses of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of less than $1 million at June 30, 2015.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$6,255	$6,888
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	67,505	77,865
Equity securities	893	184
Mortgage loans	6,751	6,494
Real estate and real estate joint ventures	171	503
Other limited partnership interests	450	582
Purchases of:
Fixed maturity securities	(74,049)	(72,892)
Equity securities	(776)	(227)
Mortgage loans	(9,088)	(10,545)
Real estate and real estate joint ventures	(674)	(334)
Other limited partnership interests	(401)	(669)
Cash received in connection with freestanding derivatives	2,478	1,524
Cash paid in connection with freestanding derivatives	(2,709)	(2,600)
Cash received under repurchase agreements (Note 6)	—	199
Cash paid under reverse repurchase agreements (Note 6)	—	(199)
Purchases of investments in operating joint ventures	(39)	—
Net change in policy loans	107	(5)
Net change in short-term investments	(415)	(6,233)
Net change in other invested assets	133	(257)
Other, net	(245)	(150)
Net cash provided by (used in) investing activities	(9,908)	(6,760)
Cash flows from financing activities
Policyholder account balances:
Deposits	41,348	44,433
Withdrawals	(39,893)	(46,372)
Net change in payables for collateral under securities loaned and other transactions	8,594	205
Net change in short-term debt	3	—
Long-term debt issued	—	1,492
Long-term debt repaid	(1,264)	(1,020)
Collateral financing arrangements repaid	(26)	(32)
Treasury stock acquired in connection with share repurchases	(70)	(1,000)
Preferred stock issued, net of issuance costs	—	1,485
Repurchase of preferred stock	—	(905)
Preferred stock repurchase premium	—	(27)
Dividends on preferred stock	(52)	(61)
Dividends on common stock	(854)	(814)
Other, net	(170)	52
Net cash provided by (used in) financing activities	7,616	(2,564)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	352	(298)
Change in cash and cash equivalents	4,315	(2,734)
Cash and cash equivalents, beginning of period	12,752	10,808
Cash and cash equivalents, end of period	$17,067	$8,074
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$623	$587
Income tax	$393	$344
Non-cash transactions:
Reduction of fixed maturity securities in connection with a reinsurance transaction	$224	$—
Deconsolidation of operating joint venture (Note 6):
Reduction of fixed maturity securities	$917	$—
Reduction of noncontrolling interests	$373	$—
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
Prior to January 1, 2016, certain international subsidiaries had a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2015 and the operating results of such subsidiaries for the three months and six months ended May 31, 2015. Effective January 1, 2016, the Company converted its Japan operations to calendar year-end reporting. The elimination of a one-month reporting lag of a subsidiary is considered a change in accounting principle and requires retrospective application. While the Company believes that eliminating the lag in the reporting of its Japan operations was preferable in order to consistently reflect events, economic conditions and global trends in the financial statements, the Company determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2015. The effect of not retroactively applying this change in accounting, however, was not material to the 2015 or 2016 consolidated financial statements. Therefore, the Company reported the cumulative effect of the change in accounting principle in net income for the three months ended March 31, 2016 and the six months ended June 30, 2016 and did not retrospectively apply the effects of this change to prior periods. See Note 2.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncement
Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decision maker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of June 30, 2016, disclosed in Note 6, reflect the application of the new guidance.
Future Adoption of New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on measurement of credit losses on financial instruments (Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The guidance also requires enhanced disclosures. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In March 2016, the FASB issued new guidance on stock compensation (ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. The new guidance is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and requires either a modified retrospective, a retrospective or a prospective transition approach depending upon the type of change. Early adoption is permitted in any interim or annual period. The new guidance changes several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences when awards vest or are settled; (b) classification of awards as either equity or liabilities due to statutory tax withholding requirements; and (c) classification on the statement of cash flows. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business will be rebranded as “Brighthouse Financial” after the Separation. The Company is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. See Note 14.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. In addition, for the three months ended March 31, 2016 and the six months ended June 30, 2016, operating revenues and operating expenses exclude the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods and is referred to as lag elimination. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

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
The following additional adjustments are made to expenses, in the line items indicated, in calculating operating expenses:

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
	Americas
Three Months Ended June 30, 2016	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,695	$4,276	$517	$716	$7,204	$1,681	$519	$13	$9,417	$—	$9,417
Universal life and investment-type product policy fees	1,156	197	61	269	1,683	370	95	25	2,173	113	2,286
Net investment income	1,950	458	1,421	247	4,076	678	83	44	4,881	6	4,887
Other revenues	224	117	72	9	422	16	19	27	484	3	487
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	266	266
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(2,099)	(2,099)
Total revenues	5,025	5,048	2,071	1,241	13,385	2,745	716	109	16,955	(1,711)	15,244
Expenses
Policyholder benefits and claims and policyholder dividends	2,937	3,990	1,181	645	8,753	1,324	283	25	10,385	213	10,598
Interest credited to policyholder account balances	525	37	313	84	959	324	30	1	1,314	186	1,500
Capitalization of DAC	(245)	(39)	(1)	(96)	(381)	(426)	(106)	(2)	(915)	—	(915)
Amortization of DAC and VOBA	487	39	4	75	605	304	103	3	1,015	(894)	121
Amortization of negative VOBA	—	—	—	—	—	(57)	(4)	—	(61)	(6)	(67)
Interest expense on debt	1	1	2	—	4	—	—	299	303	3	306
Other expenses	1,124	685	109	373	2,291	877	336	155	3,659	142	3,801
Total expenses	4,829	4,713	1,608	1,081	12,231	2,346	642	481	15,700	(356)	15,344
Provision for income tax expense (benefit)	12	114	161	32	319	140	10	(184)	285	(499)	(214)
Operating earnings	$184	$221	$302	$128	$835	$259	$64	$(188)	970
Adjustments to:
Total revenues									(1,711)
Total expenses									356
Provision for income tax (expense) benefit									499
Net income (loss)									$114		$114

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
	Americas
Three Months Ended June 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,747	$4,104	$319	$783	$6,953	$1,809	$525	$26	$9,313	$(1)	$9,312
Universal life and investment-type product policy fees	1,252	183	59	301	1,795	400	114	26	2,335	99	2,434
Net investment income	2,003	481	1,526	283	4,293	679	84	129	5,185	(238)	4,947
Other revenues	263	114	77	7	461	28	19	19	527	(9)	518
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	(133)	(133)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(912)	(912)
Total revenues	5,265	4,882	1,981	1,374	13,502	2,916	742	200	17,360	(1,194)	16,166
Expenses
Policyholder benefits and claims and policyholder dividends	2,373	3,805	933	744	7,855	1,375	265	8	9,503	180	9,683
Interest credited to policyholder account balances	551	38	294	89	972	328	34	8	1,342	(44)	1,298
Capitalization of DAC	(257)	(36)	(4)	(100)	(397)	(398)	(132)	—	(927)	—	(927)
Amortization of DAC and VOBA	400	39	6	86	531	336	133	1	1,001	(104)	897
Amortization of negative VOBA	—	—	—	(1)	(1)	(78)	(4)	—	(83)	(9)	(92)
Interest expense on debt	—	—	1	—	1	—	—	306	307	1	308
Other expenses	1,220	681	130	419	2,450	869	389	174	3,882	4	3,886
Total expenses	4,287	4,527	1,360	1,237	11,411	2,432	685	497	15,025	28	15,053
Provision for income tax expense (benefit)	288	124	215	21	648	59	7	(175)	539	(545)	(6)
Operating earnings	$690	$231	$406	$116	$1,443	$425	$50	$(122)	1,796
Adjustments to:
Total revenues									(1,194)
Total expenses									(28)
Provision for income tax (expense) benefit									545
Net income (loss)									$1,119		$1,119

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
	Americas
Six Months Ended June 30, 2016	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,435	$8,570	$875	$1,407	$14,287	$3,339	$1,019	$39	$18,684	$426	$19,110
Universal life and investment-type product policy fees	2,305	382	141	537	3,365	720	190	49	4,324	306	4,630
Net investment income	3,830	905	2,763	504	8,002	1,296	163	126	9,587	(141)	9,446
Other revenues	439	248	142	16	845	33	39	54	971	3	974
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	281	281
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(764)	(764)
Total revenues	10,009	10,105	3,921	2,464	26,499	5,388	1,411	268	33,566	111	33,677
Expenses
Policyholder benefits and claims and policyholder dividends	5,395	8,024	2,143	1,262	16,824	2,560	544	50	19,978	613	20,591
Interest credited to policyholder account balances	1,047	74	623	164	1,908	643	59	5	2,615	211	2,826
Capitalization of DAC	(500)	(75)	(1)	(193)	(769)	(811)	(207)	(4)	(1,791)	(105)	(1,896)
Amortization of DAC and VOBA	860	79	9	148	1,096	590	205	5	1,896	(780)	1,116
Amortization of negative VOBA	—	—	—	—	—	(121)	(7)	—	(128)	(38)	(166)
Interest expense on debt	3	1	4	—	8	—	—	607	615	3	618
Other expenses	2,273	1,397	229	744	4,643	1,728	669	329	7,369	397	7,766
Total expenses	9,078	9,500	3,007	2,125	23,710	4,589	1,263	992	30,554	301	30,855
Provision for income tax expense (benefit)	215	210	317	74	816	235	21	(365)	707	(202)	505
Operating earnings	$716	$395	$597	$265	$1,973	$564	$127	$(359)	2,305
Adjustments to:
Total revenues									111
Total expenses									(301)
Provision for income tax (expense) benefit									202
Net income (loss)									$2,317		$2,317

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
	Americas
Six Months Ended June 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Total	Asia	EMEA	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,496	$8,221	$737	$1,482	$13,936	$3,561	$1,033	$36	$18,566	$(1)	$18,565
Universal life and investment-type product policy fees	2,488	371	113	595	3,567	797	216	49	4,629	199	4,828
Net investment income	3,983	959	2,956	501	8,399	1,363	167	238	10,167	241	10,408
Other revenues	514	227	148	17	906	56	29	39	1,030	(17)	1,013
Net investment gains (losses)	—	—	—	—	—	—	—	—	—	153	153
Net derivative gains (losses)	—	—	—	—	—	—	—	—	—	(91)	(91)
Total revenues	10,481	9,778	3,954	2,595	26,808	5,777	1,445	362	34,392	484	34,876
Expenses
Policyholder benefits and claims and policyholder dividends	4,822	7,640	1,924	1,325	15,711	2,715	504	20	18,950	329	19,279
Interest credited to policyholder account balances	1,093	75	587	175	1,930	665	64	14	2,673	620	3,293
Capitalization of DAC	(504)	(72)	(10)	(211)	(797)	(833)	(265)	—	(1,895)	—	(1,895)
Amortization of DAC and VOBA	775	80	11	164	1,030	662	261	1	1,954	(32)	1,922
Amortization of negative VOBA	—	—	—	(1)	(1)	(164)	(8)	—	(173)	(19)	(192)
Interest expense on debt	(1)	—	2	—	1	—	—	603	604	2	606
Other expenses	2,396	1,345	254	844	4,839	1,773	751	319	7,682	9	7,691
Total expenses	8,581	9,068	2,768	2,296	22,713	4,818	1,307	957	29,795	909	30,704
Provision for income tax expense (benefit)	557	251	411	52	1,271	207	18	(363)	1,133	(243)	890
Operating earnings	$1,343	$459	$775	$247	$2,824	$752	$120	$(232)	3,464
Adjustments to:
Total revenues									484
Total expenses									(909)
Provision for income tax (expense) benefit									243
Net income (loss)									$3,282		$3,282

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2016	December 31, 2015
	(In millions)
Retail	$364,611	$347,257
Group, Voluntary & Worksite Benefits	51,721	46,476
Corporate Benefit Funding	236,311	225,015
Latin America	68,971	65,266
Asia	131,537	113,895
EMEA	27,007	26,767
Corporate & Other	62,409	53,257
Total	$942,567	$877,933
3. Disposition
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. (collectively, the “U.S. Retail Advisor Force Divestiture”) for $280 million. MassMutual assumed all of the liabilities related to such assets and that arise or occur after the closing of the sale. The Company expects to record a gain of approximately $45 million, net of income tax, in the third quarter of 2016. Offsetting the gain will be certain charges that were recorded during the three months and six months ended June 30, 2016. See Notes 8 and 11.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	June 30, 2016				December 31, 2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2), (3)	$180,789		$91,042		$181,413		$91,240
Separate account value	$151,174		$87,414		$151,901		$87,841
Net amount at risk (2)	$9,916	(4)	$4,150	(5)	$10,339	(4)	$2,762	(5)
Average attained age of contractholders	66 years		66 years		66 years		66 years
Other Annuity Guarantees:
Total account value (3)	N/A		$1,514		N/A		$1,560
Net amount at risk	N/A		$401	(6)	N/A		$422	(6)
Average attained age of contractholders	N/A		51 years		N/A		51 years

	June 30, 2016		December 31, 2015
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (3)	$17,273	$3,408	$17,211	$3,461
Net amount at risk (7)	$175,990	$18,514	$175,958	$19,047
Average attained age of policyholders	57 years	62 years	57 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2016	December 31, 2015
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,976	$41,278
Other policy-related balances	240	249
Policyholder dividends payable	491	468
Policyholder dividend obligation	3,343	1,783
Other liabilities	726	380
Total closed block liabilities	45,776	44,158
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	29,404	27,556
Equity securities available-for-sale, at estimated fair value	110	111
Mortgage loans	5,825	6,022
Policy loans	4,558	4,642
Real estate and real estate joint ventures	566	462
Other invested assets	1,106	1,066
Total investments	41,569	39,859
Cash and cash equivalents	220	236
Accrued investment income	463	474
Premiums, reinsurance and other receivables	51	56
Current income tax recoverable	—	11
Deferred income tax assets	200	234
Total assets designated to the closed block	42,503	40,870
Excess of closed block liabilities over assets designated to the closed block	3,273	3,288
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	2,435	1,382
Unrealized gains (losses) on derivatives, net of income tax	100	76
Allocated to policyholder dividend obligation, net of income tax	(2,173)	(1,159)
Total amounts included in AOCI	362	299
Maximum future earnings to be recognized from closed block assets and liabilities	$3,635	$3,587

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$1,783	$3,155
Change in unrealized investment and derivative gains (losses)	1,560	(1,372)
Balance, end of period	$3,343	$1,783
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Premiums	$444	$457	$861	$887
Net investment income	469	498	949	1,013
Net investment gains (losses)	12	2	(16)	1
Net derivative gains (losses)	4	(13)	(7)	12
Total revenues	929	944	1,787	1,913
Expenses
Policyholder benefits and claims	632	643	1,242	1,251
Policyholder dividends	246	244	491	484
Other expenses	35	36	67	73
Total expenses	913	923	1,800	1,808
Revenues, net of expenses before provision for income tax expense (benefit)	16	21	(13)	105
Provision for income tax expense (benefit)	6	8	(5)	37
Revenues, net of expenses and provision for income tax expense (benefit)	$10	$13	$(8)	$68
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

6. Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities available-for-sale (“AFS”) by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Securities”).

	June 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$95,218	$10,302	$905	$—	$104,615	$96,466	$6,583	$2,255	$—	$100,794
U.S. government and agency	59,591	10,167	21	—	69,737	56,499	5,373	226	—	61,646
Foreign corporate	56,813	3,865	1,466	—	59,212	56,003	3,019	1,822	2	57,198
Foreign government	52,293	10,113	145	—	62,261	45,451	5,269	221	—	50,499
RMBS	43,223	1,790	364	51	44,598	37,914	1,366	424	59	38,797
State and political subdivision	14,403	3,024	11	6	17,410	13,723	1,795	67	10	15,441
ABS	16,689	141	309	3	16,518	14,498	131	229	6	14,394
CMBS (1)	12,591	660	95	(1)	13,157	12,410	347	125	(1)	12,633
Total fixed maturity securities	$350,821	$40,062	$3,316	$59	$387,508	$332,964	$23,883	$5,369	$76	$351,402
Equity securities:
Common stock	$2,013	$431	$18	$—	$2,426	$1,962	$397	$107	$—	$2,252
Non-redeemable preferred stock	901	70	64	—	907	1,035	85	51	—	1,069
Total equity securities	$2,914	$501	$82	$—	$3,333	$2,997	$482	$158	$—	$3,321
__________________

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both June 30, 2016 and December 31, 2015, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $115 million and $54 million with unrealized gains (losses) of $6 million and $12 million at June 30, 2016 and December 31, 2015, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$13,404	$80,755	$69,842	$114,317	$72,503	$350,821
Estimated fair value	$13,499	$85,064	$74,476	$140,196	$74,273	$387,508
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

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

	June 30, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$7,932	$394	$5,581	$511	$27,526	$1,629	$3,762	$626
U.S. government and agency	1,026	3	164	18	19,628	222	298	4
Foreign corporate	8,135	585	6,477	881	14,447	911	5,251	913
Foreign government	1,298	83	807	62	3,530	166	429	55
RMBS	5,221	183	3,033	232	13,467	287	2,431	196
State and political subdivision	172	3	89	14	1,618	55	168	22
ABS	5,136	176	4,555	136	7,329	124	2,823	111
CMBS	900	45	982	49	4,876	81	637	43
Total fixed maturity securities	$29,820	$1,472	$21,688	$1,903	$92,421	$3,475	$15,799	$1,970
Equity securities:
Common stock	$114	$18	$7	$—	$203	$105	$20	$2
Non-redeemable preferred stock	50	6	168	58	79	2	200	49
Total equity securities	$164	$24	$175	$58	$282	$107	$220	$51
Total number of securities in an unrealized loss position	2,783		1,965		6,366		1,489
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2016. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $2.0 billion during the six months ended June 30, 2016 to $3.4 billion. The decrease in gross unrealized losses for the six months ended June 30, 2016 was primarily attributable to a decrease in interest rates and, to a lesser extent, narrowing credit spreads and the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At June 30, 2016, $418 million of the total $3.4 billion of gross unrealized losses were from 129 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $418 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $228 million, or 55%, were related to gross unrealized losses on 60 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $418 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $190 million, or 45%, were related to gross unrealized losses on 69 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities decreased $76 million during the six months ended June 30, 2016 to $82 million. Of the $82 million, $49 million were from seven securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $49 million, 63% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$45,165	65.1%	$44,012	65.6%
Agricultural	13,434	19.4	13,188	19.6
Residential	10,659	15.4	9,734	14.5
Subtotal (1)	69,258	99.9	66,934	99.7
Valuation allowances	(467)	(0.7)	(318)	(0.5)
Subtotal mortgage loans, net	68,791	99.2	66,616	99.2
Residential — FVO	449	0.6	314	0.5
Commercial mortgage loans held by CSEs — FVO	159	0.2	172	0.3
Total mortgage loans, net	$69,399	100.0%	$67,102	100.0%
__________________

(1)
Purchases of mortgage loans were $1.2 billion and $1.4 billion for the three months and six months ended June 30, 2016, respectively, and $785 million and $2.2 billion for the three months and six months ended June 30, 2015, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2016
Commercial	$176	$157	$143	$12	$12	$44,996	$224	$26
Agricultural	16	13	1	39	38	13,383	40	50
Residential	—	—	—	205	189	10,470	59	189
Total	$192	$170	$144	$256	$239	$68,849	$323	$265
December 31, 2015
Commercial	$—	$—	$—	$57	$57	$43,955	$217	$57
Agricultural	49	47	3	22	21	13,120	39	65
Residential	—	—	—	141	131	9,603	59	131
Total	$49	$47	$3	$220	$209	$66,678	$315	$253
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $184 million, $52 million and $175 million, respectively, for the three months ended June 30, 2016; and $142 million, $57 million and $160 million, respectively, for the six months ended June 30, 2016.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $160 million, $64 million and $70 million, respectively, for the three months ended June 30, 2015; and $165 million, $63 million and $59 million, respectively, for the six months ended June 30, 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2016				2015
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$217	$42	$59	$318	$224	$39	$42	$305
Provision (release)	150	1	7	158	4	2	23	29
Charge-offs, net of recoveries	—	(2)	(7)	(9)	—	—	(9)	(9)
Balance, end of period	$367	$41	$59	$467	$228	$41	$56	$325

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2016
Loan-to-value ratios:
Less than 65%	$39,346	$1,095	$670	$41,111	91.0%	$43,055	91.6%
65% to 75%	3,330	76	171	3,577	7.9	3,627	7.7
76% to 80%	26	—	2	28	0.1	25	0.1
Greater than 80%	384	53	12	449	1.0	295	0.6
Total	$43,086	$1,224	$855	$45,165	100%	$47,002	100%
December 31, 2015
Loan-to-value ratios:
Less than 65%	$38,163	$1,063	$544	$39,770	90.4%	$40,921	90.7%
65% to 75%	3,270	138	76	3,484	7.9	3,451	7.7
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	381	140	237	758	1.7	732	1.6
Total	$41,814	$1,341	$857	$44,012	100.0%	$45,104	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,711	94.6%	$12,399	94.0%
65% to 75%	656	4.9	710	5.4
76% to 80%	20	0.1	21	0.2
Greater than 80%	47	0.4	58	0.4
Total	$13,434	100.0%	$13,188	100.0%
The estimated fair value of agricultural mortgage loans was $13.9 billion and $13.5 billion at June 30, 2016 and December 31, 2015, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$10,326	96.9%	$9,408	96.7%
Nonperforming	333	3.1	326	3.3
Total	$10,659	100.0%	$9,734	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The estimated fair value of residential mortgage loans was $11.0 billion and $9.9 billion at June 30, 2016 and December 31, 2015, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2016 and December 31, 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In millions)
Commercial	$—	$2	$—	$—
Agricultural	118	103	39	46
Residential	333	326	320	318
Total	$451	$431	$359	$364
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and six months ended June 30, 2016 and 2015, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $7.9 billion and $7.5 billion at June 30, 2016 and December 31, 2015, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2016	December 31, 2015
	(In millions)
Fixed maturity securities	$36,633	$18,164
Fixed maturity securities with noncredit OTTI losses included in AOCI	(59)	(76)
Total fixed maturity securities	36,574	18,088
Equity securities	558	422
Derivatives	3,766	2,350
Other	333	287
Subtotal	41,231	21,147
Amounts allocated from:
Future policy benefits	(4,410)	(163)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)	—
DAC, VOBA and DSI	(2,380)	(1,273)
Policyholder dividend obligation	(3,343)	(1,783)
Subtotal	(10,135)	(3,219)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	23	27
Deferred income tax benefit (expense)	(10,473)	(6,151)
Net unrealized investment gains (losses)	20,646	11,804
Net unrealized investment gains (losses) attributable to noncontrolling interests	(11)	(31)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$20,635	$11,773
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$(76)	$(112)
Noncredit OTTI losses and subsequent changes recognized	6	6
Securities sold with previous noncredit OTTI loss	23	125
Subsequent changes in estimated fair value	(12)	(95)
Balance, end of period	$(59)	$(76)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2016
(In millions)
Balance, beginning of period	$11,773
Fixed maturity securities on which noncredit OTTI losses have been recognized	17
Unrealized investment gains (losses) during the period	20,067
Unrealized investment gains (losses) relating to:
Future policy benefits	(4,247)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)
DAC, VOBA and DSI	(1,107)
Policyholder dividend obligation	(1,560)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(4)
Deferred income tax benefit (expense)	(4,322)
Net unrealized investment gains (losses)	20,615
Net unrealized investment gains (losses) attributable to noncontrolling interests	20
Balance, end of period	$20,635
Change in net unrealized investment gains (losses)	$8,842
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	20
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$8,862
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $29.0 billion and $20.9 billion at June 30, 2016 and December 31, 2015, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $33.5 billion and $25.4 billion at June 30, 2016 and December 31, 2015, respectively.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2016	December 31, 2015
	(In millions)
Securities on loan: (1)
Amortized cost	$26,471	$27,223
Estimated fair value	$31,392	$29,646
Cash collateral on deposit from counterparties (2)	$32,006	$30,197
Security collateral on deposit from counterparties (3)	$198	$50
Reinvestment portfolio — estimated fair value	$32,330	$30,258
__________________

(1)
Included within fixed maturity securities, short-term investments and cash equivalents. At June 30, 2016, both amortized cost and estimated fair value also included $106 million, at estimated fair value, of securities which are not reflected on the consolidated financial statements.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2016
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(Dollars in millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$8,379	$9,517	$11,514	$29,410	91.9%
Agency RMBS	—	—	1,265	1,265	4.0
Foreign government	—	911	—	911	2.8
U.S. corporate	7	401	—	408	1.3
Foreign corporate	—	12	—	12	—
Total	$8,386	$10,841	$12,779	$32,006	100%

	December 31, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(Dollars in millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$10,116	$11,157	$5,986	$27,259	90.3%
Agency RMBS	—	951	600	1,551	5.1
Foreign government	2	510	486	998	3.3
U.S. corporate	9	380	—	389	1.3
Foreign corporate	—	—	—	—	—
Total	$10,127	$12,998	$7,072	$30,197	100%
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2016 was $8.2 billion, over 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency, agency RMBS, ABS, short-term investments and U.S. corporate securities) with 65% invested in U.S. government and agency securities, agency RMBS, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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
The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $320 million and $308 million, respectively, at June 30, 2016. There were no such transactions outstanding as of December 31, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected on the consolidated financial statements. The amount of borrowed securities which were re-pledged was $106 million, at estimated fair value, at June 30, 2016.
The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at June 30, 2016 were both $300 million. After the effect of offsetting of $300 million, the net amount presented on the consolidated balance sheet at June 30, 2016 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows. At June 30, 2016, all $300 million of payables from repurchase agreements had a remaining tenor of one to six months and were loans of U.S. and foreign corporate securities.
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

	June 30, 2016	December 31, 2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$10,353	$9,089
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	11,767	10,443
Invested assets pledged as collateral (1)	28,606	23,145
Total invested assets on deposit, held in trust and pledged as collateral	$50,726	$42,677
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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,559	$—	$3,374	$—
Operating joint venture (2)	—	—	2,465	2,079
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	172	47	186	62
Other investments (4)	67	—	76	—
Total	$3,798	$47	$6,101	$2,141
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

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $106 million and $105 million at estimated fair value at June 30, 2016 and December 31, 2015, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $2 million and $3 million for the three months and six months ended June 30, 2016, respectively, and $1 million and $2 million for the three months and six months ended June 30, 2015, respectively.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$74,273	$74,273	$65,824	$65,824
U.S. and foreign corporate	3,173	3,173	3,261	3,261
Other limited partnership interests	6,267	10,470	5,186	7,074
Other invested assets	2,131	2,747	1,604	2,161
FVO and trading securities	546	546	586	586
Real estate joint ventures	118	148	65	82
Other (3)	117	117	71	71
Total	$86,625	$91,474	$76,597	$79,059
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $162 million and $179 million at June 30, 2016 and December 31, 2015, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other is comprised of mortgage loans, non-redeemable preferred stock and a loan receivable.
As described in Note 13, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2016 and 2015.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$3,564	$3,672	$7,218	$7,213
Equity securities	33	35	70	66
FVO and trading securities — Actively traded and FVO general account securities (1)	10	2	16	39
Mortgage loans	851	801	1,658	1,531
Policy loans	147	151	296	303
Real estate and real estate joint ventures	149	323	306	534
Other limited partnership interests	120	250	166	465
Cash, cash equivalents and short-term investments	43	37	83	72
Operating joint ventures	11	8	23	16
Other	51	30	92	152
Subtotal	4,979	5,309	9,928	10,391
Less: Investment expenses	285	313	581	615
Subtotal, net	4,694	4,996	9,347	9,776
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	191	(55)	94	622
FVO CSEs — interest income:
Commercial mortgage loans	2	5	5	9
Securities	—	1	—	1
Subtotal	193	(49)	99	632
Net investment income	$4,887	$4,947	$9,446	$10,408
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Actively traded and FVO general account securities	$(1)	$(38)	$(1)	$(40)
FVO contractholder-directed unit-linked investments	$80	$(288)	$(120)	$261
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO securities”). FVO securities include certain fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts. FVO securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. The investment returns on these investments inure to the contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. FVO securities also include securities held by CSEs. The Company previously maintained a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involved the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. In June 2016, the Company commenced a reinvestment of this portfolio into other asset classes.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$—	$—	$(3)
Industrial	(8)	—	(79)	(2)
Communications	—	—	(3)	—
Total U.S. and foreign corporate securities	(8)	—	(82)	(5)
RMBS	(4)	(2)	(8)	(15)
ABS	(2)	—	(2)	—
OTTI losses on fixed maturity securities recognized in earnings	(14)	(2)	(92)	(20)
Fixed maturity securities — net gains (losses) on sales and disposals	165	117	263	268
Total gains (losses) on fixed maturity securities	151	115	171	248
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(16)	(9)	(67)	(9)
OTTI losses on equity securities recognized in earnings	(16)	(9)	(67)	(9)
Equity securities — net gains (losses) on sales and disposals	13	17	19	25
Total gains (losses) on equity securities	(3)	8	(48)	16
Mortgage loans	(98)	(9)	(162)	(52)
Real estate and real estate joint ventures	45	(33)	47	(6)
Other limited partnership interests	(14)	(9)	(41)	7
Other	(57)	(27)	(75)	(4)
Subtotal	24	45	(108)	209
FVO CSEs:
Commercial mortgage loans	(1)	1	—	(2)
Securities	—	—	1	—
Long-term debt — related to commercial mortgage loans	—	1	—	2
Non-investment portfolio gains (losses)	243	(180)	388	(56)
Subtotal	242	(178)	389	(56)
Total net investment gains (losses)	$266	$(133)	$281	$153
See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $289 million and $368 million for the three months and six months ended June 30, 2016, respectively, and ($243) million and ($82) million for the three months and six months ended June 30, 2015, respectively.

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

	Three Months Ended June 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$26,267	$29,321	$28	$103
Gross investment gains	$283	$338	$14	$20
Gross investment losses	(118)	(221)	(1)	(3)
OTTI losses	(14)	(2)	(16)	(9)
Net investment gains (losses)	$151	$115	$(3)	$8

	Six Months Ended June 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$58,261	$59,327	$87	$156
Gross investment gains	$715	$676	$24	$35
Gross investment losses	(452)	(408)	(5)	(10)
OTTI losses	(92)	(20)	(67)	(9)
Net investment gains (losses)	$171	$248	$(48)	$16
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Balance, beginning of period	$270	$357	$277	$357
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	—	—	2
Additional impairments — credit loss OTTI on securities previously impaired	6	2	8	13
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(17)	(78)	(26)	(91)
Securities impaired to net present value of expected future cash flows	(1)	—	(1)	—
Increase in cash flows — accretion of previous credit loss OTTI	—	(1)	—	(1)
Balance, end of period	$258	$280	$258	$280

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Interest Rate Derivatives
The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, interest rate total return swaps, caps, floors, swaptions, futures and forwards.
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
Interest rate total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (“LIBOR”), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Interest rate total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company utilizes interest rate total return swaps in nonqualifying hedging relationships.
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
Equity Derivatives
The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, equity variance swaps, exchange-traded equity futures and equity total return swaps.

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
In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to synthetically create investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2016			December 31, 2015
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$5,435	$2,831	$20	$5,528	$2,215	$12
Foreign currency swaps	Foreign currency exchange rate	1,221	26	155	2,154	62	159
Foreign currency forwards	Foreign currency exchange rate	1,485	186	—	1,685	—	52
Subtotal		8,141	3,043	175	9,367	2,277	223
Cash flow hedges:
Interest rate swaps	Interest rate	2,332	695	—	2,190	487	—
Interest rate forwards	Interest rate	1,610	56	2	105	23	—
Foreign currency swaps	Foreign currency exchange rate	26,256	2,326	1,767	23,661	1,303	1,803
Subtotal		30,198	3,077	1,769	25,956	1,813	1,803
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	1,466	4	61	3,916	63	12
Currency options	Foreign currency exchange rate	8,246	16	199	7,569	205	36
Subtotal		9,712	20	260	11,485	268	48
Total qualifying hedges		48,051	6,140	2,204	46,808	4,358	2,074
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	74,587	9,659	3,472	89,336	5,111	2,247
Interest rate floors	Interest rate	15,201	407	47	23,837	311	48
Interest rate caps	Interest rate	79,030	36	2	68,928	105	3
Interest rate futures	Interest rate	7,969	2	12	5,808	4	7
Interest rate options	Interest rate	23,156	2,417	1	30,234	1,177	30
Interest rate forwards	Interest rate	128	11	—	43	1	—
Interest rate total return swaps	Interest rate	2,775	172	—	—	—	—
Synthetic GICs	Interest rate	3,962	—	—	4,216	—	—
Foreign currency swaps	Foreign currency exchange rate	12,655	1,120	522	11,081	766	431
Foreign currency forwards	Foreign currency exchange rate	17,822	1,083	260	11,724	154	220
Currency futures	Foreign currency exchange rate	1,009	—	2	930	—	—
Currency options	Foreign currency exchange rate	6,137	218	6	9,590	466	189
Credit default swaps — purchased	Credit	1,823	16	37	1,870	28	34
Credit default swaps — written	Credit	11,183	106	10	10,311	78	13
Equity futures	Equity market	12,649	2	194	7,206	63	18
Equity index options	Equity market	55,075	1,906	1,218	55,682	1,542	1,041
Equity variance swaps	Equity market	23,608	209	682	23,437	195	636
Equity total return swaps	Equity market	4,001	59	35	3,803	47	58
Total non-designated or nonqualifying derivatives		352,770	17,423	6,500	358,036	10,048	4,975
Total		$400,821	$23,563	$8,704	$404,844	$14,406	$7,049

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2016 and December 31, 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$2,525	$(1,733)	$5,029	$(885)
Embedded derivatives gains (losses)	(4,624)	821	(5,793)	794
Total net derivative gains (losses)	$(2,099)	$(912)	$(764)	$(91)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$73	$45	$130	$103
Interest credited to policyholder account balances	1	13	7	15
Other expenses	(4)	1	(6)	(2)
Nonqualifying hedges:
Net investment income	(1)	(1)	(1)	(2)
Net derivative gains (losses)	248	240	531	501
Policyholder benefits and claims	6	4	11	8
Total	$323	$302	$672	$623

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2016
Interest rate derivatives	$1,657	$—	$55
Foreign currency exchange rate derivatives	1,196	—	(11)
Credit derivatives — purchased	(22)	(10)	—
Credit derivatives — written	3	9	—
Equity derivatives	(213)	(3)	(65)
Total	$2,621	$(4)	$(21)
Three Months Ended June 30, 2015
Interest rate derivatives	$(1,459)	$—	$(18)
Foreign currency exchange rate derivatives	(590)	—	—
Credit derivatives — purchased	4	1	—
Credit derivatives — written	(34)	—	—
Equity derivatives	(186)	(3)	(27)
Total	$(2,265)	$(2)	$(45)
Six Months Ended June 30, 2016
Interest rate derivatives	$3,629	$—	$97
Foreign currency exchange rate derivatives	1,719	—	(12)
Credit derivatives — purchased	(27)	—	—
Credit derivatives — written	(3)	—	—
Equity derivatives	(260)	(14)	(33)
Total	$5,058	$(14)	$52
Six Months Ended June 30, 2015
Interest rate derivatives	$(907)	$—	$(7)
Foreign currency exchange rate derivatives	79	—	—
Credit derivatives — purchased	(7)	—	—
Credit derivatives — written	(31)	1	—
Equity derivatives	(648)	(7)	(126)
Total	$(1,514)	$(6)	$(133)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(3)	$—	$(3)
	Policyholder liabilities (1)	197	(200)	(3)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	7	(8)	(1)
	Foreign-denominated policyholder account balances (2)	(51)	48	(3)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	137	(126)	11
Total		$287	$(286)	$1
Three Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$4	$(2)	$2
	Policyholder liabilities (1)	(366)	362	(4)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	5	2
	Foreign-denominated policyholder account balances (2)	110	(112)	(2)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(81)	74	(7)
Total		$(336)	$327	$(9)
Six Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(11)	$7	$(4)
	Policyholder liabilities (1)	543	(548)	(5)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	6	(6)	—
	Foreign-denominated policyholder account balances (2)	(26)	23	(3)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	276	(254)	22
Total		$788	$(778)	$10
Six Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$(1)	$5	$4
	Policyholder liabilities (1)	(169)	164	(5)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	7	(3)	4
	Foreign-denominated policyholder account balances (2)	(139)	133	(6)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(98)	90	(8)
Total		$(400)	$389	$(11)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and six months ended June 30, 2016, ($4) million and ($10) million, respectively, of the change in estimated fair value of derivatives was excluded from the assessment of hedge effectiveness. For the three months and six months ended June 30, 2015, ($3) million and ($5) million, respectively, of the change in estimated fair value of derivatives was excluded from the assessment of hedge effectiveness.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were ($1) million and ($5) million for the three months and six months ended June 30, 2016, respectively, and $3 million for both the three months and six months ended June 30, 2015.
At June 30, 2016 and December 31, 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and five years, respectively.
At June 30, 2016 and December 31, 2015, the balance in AOCI associated with cash flow hedges was $3.8 billion and $2.4 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended June 30, 2016
Interest rate swaps	$140	$18	$4	$—	$1
Interest rate forwards	38	(1)	2	1	—
Foreign currency swaps	622	(269)	(1)	—	4
Credit forwards	—	3	—	—	—
Total	$800	$(249)	$5	$1	$5
Three Months Ended June 30, 2015
Interest rate swaps	$(269)	$7	$3	$—	$(1)
Interest rate forwards	(20)	1	1	—	—
Foreign currency swaps	(106)	290	(1)	1	(2)
Credit forwards	—	—	1	—	—
Total	$(395)	$298	$4	$1	$(3)
Six Months Ended June 30, 2016
Interest rate swaps	$353	$28	$7	$—	$—
Interest rate forwards	47	1	3	1	—
Foreign currency swaps	1,096	37	(1)	1	2
Credit forwards	—	3	—	—	—
Total	$1,496	$69	$9	$2	$2
Six Months Ended June 30, 2015
Interest rate swaps	$(95)	$12	$6	$—	$2
Interest rate forwards	(5)	4	2	1	—
Foreign currency swaps	(108)	(277)	(1)	1	2
Credit forwards	—	—	1	—	—
Total	$(208)	$(261)	$8	$2	$4
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2016, the Company expects to reclassify ($35) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended June 30, 2016
Foreign currency forwards	$(104)
Currency options	(146)
Total	$(250)
Three Months Ended June 30, 2015
Foreign currency forwards	$45
Currency options	(2)
Total	$43
Six Months Ended June 30, 2016
Foreign currency forwards	$(335)
Currency options	(314)
Total	$(649)
Six Months Ended June 30, 2015
Foreign currency forwards	$156
Currency options	(43)
Total	$113
__________________

(1)
During both the three months and six months ended June 30, 2016 and 2015, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At June 30, 2016 and December 31, 2015, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $407 million and $1.1 billion, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.2 billion and $10.3 billion at June 30, 2016 and December 31, 2015, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2016 and December 31, 2015, the Company would have received $96 million and $65 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$5	$529	3.2	$6	$661	2.5
Credit default swaps referencing indices	14	1,936	3.7	6	1,635	3.4
Subtotal	19	2,465	3.6	12	2,296	3.2
Baa
Single name credit default swaps (corporate)	5	956	2.4	8	1,349	2.5
Credit default swaps referencing indices	66	7,471	4.9	37	5,863	4.8
Subtotal	71	8,427	4.6	45	7,212	4.4
Ba
Single name credit default swaps (corporate)	(1)	60	1.7	(2)	64	2.3
Credit default swaps referencing indices	—	100	0.5	(1)	100	1.0
Subtotal	(1)	160	0.9	(3)	164	1.5
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	7	131	4.1	11	639	4.9
Subtotal	7	131	4.1	11	639	4.9
Total	$96	$11,183	4.3	$65	$10,311	4.1
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $11.2 billion and $10.3 billion from the table above were $30 million and $80 million at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016, there were no written credit default swaps held in relation to the trading portfolio. At December 31, 2015, written credit default swaps held in relation to the trading portfolio amounted to $20 million in gross notional amount and ($2) million in estimated fair value.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2016		December 31, 2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (6)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$19,961	$6,710	$13,017	$5,848
OTC-cleared (1)	3,836	1,801	1,600	1,217
Exchange-traded	4	208	67	25
Total gross estimated fair value of derivatives (1)	23,801	8,719	14,684	7,090
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	23,801	8,719	14,684	7,090
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(5,279)	(5,279)	(4,368)	(4,368)
OTC-cleared	(1,788)	(1,788)	(1,200)	(1,200)
Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(11,291)	—	(6,140)	(7)
OTC-cleared	(1,658)	—	(378)	(10)
Exchange-traded	—	(107)	—	(20)
Securities collateral: (5)
OTC-bilateral	(3,109)	(1,332)	(2,078)	(1,395)
OTC-cleared	—	—	—	—
Exchange-traded	—	(97)	—	(3)
Net amount after application of master netting agreements and collateral	$675	$115	$519	$86
__________________

(1)
At June 30, 2016 and December 31, 2015, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $238 million and $278 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $15 million and $41 million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2016 and December 31, 2015, the Company received excess cash collateral of $792 million and $89 million, respectively, and provided excess cash collateral of $305 million and $204 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2016 and December 31, 2015, the Company received excess securities collateral with an estimated fair value of $336 million and $100 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2016 and December 31, 2015, the Company provided excess securities collateral with an estimated fair value of $179 million and $150 million, respectively, for its OTC-bilateral derivatives, and $419 million and $315 million, respectively, for its OTC-cleared derivatives, and $343 million and $224 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

	June 30, 2016			December 31, 2015
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$1,395	$34	$1,429	$1,270	$207	$1,477
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,449	$51	$1,500	$1,365	$174	$1,539
Cash	$—	$—	$—	$4	$4	$8
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in the Company’s credit or financial strength rating, as applicable	$1	$—	$1	$1	$—	$1
Downgrade in the Company’s credit or financial strength rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$1	$—	$1	$1	$—	$1
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$544	$356
Funds withheld on assumed reinsurance	Other invested assets	64	35
Options embedded in debt or equity securities	Investments	(257)	(220)
Net embedded derivatives within asset host contracts		$351	$171
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances and Future policy benefits	$5,582	$(20)
Assumed guaranteed minimum benefits	Policyholder account balances	1,748	965
Funds withheld on ceded reinsurance	Other liabilities	76	(14)
Other	Policyholder account balances	6	4
Net embedded derivatives within liability host contracts		$7,412	$935

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net derivative gains (losses) (1)	$(4,624)	$821	$(5,793)	$794
Policyholder benefits and claims	$60	$(43)	$105	$(19)
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $1.1 billion and $1.5 billion for the three months and six months ended June 30, 2016, respectively, and ($100) million and ($31) million for the three months and six months ended June 30, 2015, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	June 30, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$97,323	$7,292	$104,615
U.S. government and agency	41,028	28,386	323	69,737
Foreign corporate	—	52,794	6,418	59,212
Foreign government	—	61,885	376	62,261
RMBS	4,164	35,172	5,262	44,598
State and political subdivision	—	17,357	53	17,410
ABS	—	15,712	806	16,518
CMBS	—	12,525	632	13,157
Total fixed maturity securities	45,192	321,154	21,162	387,508
Equity securities	1,364	1,287	682	3,333
FVO and trading securities:
Actively traded securities	—	7	1	8
FVO general account securities	509	31	100	640
FVO contractholder-directed unit-linked investments	10,729	2,804	124	13,657
FVO securities held by CSEs	—	3	6	9
Total FVO and trading securities	11,238	2,845	231	14,314
Short-term investments (1)	2,262	6,472	175	8,909
Mortgage loans:
Residential mortgage loans — FVO	—	—	449	449
Commercial mortgage loans held by CSEs — FVO	—	159	—	159
Total mortgage loans	—	159	449	608
Other investments	91	58	—	149
Derivative assets: (2)
Interest rate	2	16,056	228	16,286
Foreign currency exchange rate	—	4,936	43	4,979
Credit	—	107	15	122
Equity market	2	1,824	350	2,176
Total derivative assets	4	22,923	636	23,563
Net embedded derivatives within asset host contracts (3)	—	—	608	608
Separate account assets (4)	84,717	223,323	1,632	309,672
Total assets	$144,868	$578,221	$25,575	$748,664
Liabilities
Derivative liabilities: (2)
Interest rate	$12	$3,540	$4	$3,556
Foreign currency exchange rate	2	2,907	63	2,972
Credit	—	47	—	47
Equity market	194	1,234	701	2,129
Total derivative liabilities	208	7,728	768	8,704
Net embedded derivatives within liability host contracts (3)	—	—	7,412	7,412
Long-term debt of CSEs — FVO	—	35	12	47
Trading liabilities (5)	—	—	—	—
Separate account liabilities (4)	—	97	5	102
Total liabilities	$208	$7,860	$8,197	$16,265

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

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At June 30, 2016 and December 31, 2015, debt and equity securities also included embedded derivatives of ($257) million and ($220) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 6% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2016.

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

Mortgage Loans — FVO
Commercial mortgage loans held by CSEs — FVO
	Valuation Techniques: Principally the market approach.	•	N/A
Key Input:
• quoted securitization market price determined principally by independent pricing services using observable inputs
Residential mortgage loans — FVO
	• N/A	Valuation Techniques: Principally the market approach, including matrix pricing or other similar techniques.
Key Inputs:
		•	Inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data
Separate Account Assets and Separate Account Liabilities (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:	•	N/A
• quoted prices or reported NAV provided by the fund managers
Other limited partnership interests
	• N/A	Valuation Techniques: Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
		•	liquidity; bid/ask spreads; performance record of the fund manager
		•	other relevant variables that may impact the exit value of the particular partnership interest
__________________

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
Level 3 Valuation Techniques and Key Inputs:
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curves	•	swap yield curves	•	swap yield curves	•	swap yield curves
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)
			•	currency volatility (1)
Level 3	•	swap yield curves (2)	•	swap yield curves (2)	•	swap yield curves (2)	•	dividend yield curves (2)
	•	basis curves (2)	•	basis curves (2)	•	credit curves (2)	•	equity volatility (1), (2)
	•	interest rate volatility (1), (2)	•	cross currency basis curves (2)	•	credit spreads	•	correlation between model inputs (1)
	•	repurchase rates	•	currency correlation	•	repurchase rates
			•	currency volatility (1)	•	independent non-binding broker quotations
__________________

(1)	Option-based only.

(2)	Extrapolation beyond the observable limits of the curve(s).
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

Embedded Derivatives Within Asset and Liability Host Contracts
Level 3 Valuation Techniques and Key Inputs:
Direct and assumed guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curves, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curves and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2016, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were $203 million.
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

					June 30, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(269)	-	545	(6)	(65)	-	240	39	Decrease
	•	Market pricing	•	Quoted prices (5)	—	-	884	162	—	-	780	156	Increase
	•	Consensus pricing	•	Offered quotes (5)	6	-	121	97	68	-	121	98	Increase
Foreign government	•	Market pricing	•	Quoted prices (5)	95	-	124	104	96	-	135	113	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	16	-	128	90	19	-	292	92	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	5	-	129	100	16	-	109	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	93	-	107	100	66	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	147	-	254		307	-	317		Increase (8)
			•	Repurchase rates (9)	(16)	-	3						Decrease (8)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	95	-	328		28	-	381		Increase (8)
Credit	•	Present value techniques	•	Credit spreads (10)	97	-	100		98	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	14%	-	35%		15%	-	36%		Increase (8)
			•	Correlation (13)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.21%		Decrease (14)
				Ages 41 - 60	0.01%	-	0.78%		0.01%	-	0.78%		Decrease (14)
				Ages 61 - 115	0%	-	100%		0.04%	-	100%		Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (15)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (15)
				Durations 21 - 116	1.25%	-	100%		1%	-	100%		Decrease (15)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (16)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(17)
			•	Long-term equity volatilities	9.81%	-	33%		8.79%	-	33%		Increase (18)
			•	Nonperformance risk spread	(0.02)%	-	2.16%		(0.47)%	-	1.31%		Decrease (19)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(7)
Ranges represent the rates across different yield curves and are presented in basis points. The swap yield curves are utilized among different types of derivatives to project cash flows, as well as to discount future cash flows to present value. Since this valuation methodology uses a range of inputs across a yield curve to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(8)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(9)	Ranges represent different repurchase rates utilized as components within the valuation methodology and are presented in basis points.

(10)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(11)	At both June 30, 2016 and December 31, 2015, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

(14)
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

(17)
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

(18)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(19)
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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	FVO and Trading Securities (2)
	(In millions)
Three Months Ended June 30, 2016
Balance, beginning of period	$12,792	$211	$712	$6,652	$36	$669	$249
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(5)	—	4	30	—	—	(3)
Total realized/unrealized gains (losses) included in AOCI	339	7	2	5	—	11	—
Purchases (5)	852	105	65	940	17	19	11
Sales (5)	(306)	—	(19)	(478)	—	(17)	(19)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	490	—	103	12	—	2	6
Transfers out of Level 3 (6)	(452)	—	(491)	(461)	—	(2)	(13)
Balance, end of period	$13,710	$323	$376	$6,700	$53	$682	$231
Three Months Ended June 30, 2015
Balance, beginning of period	$13,729	$—	$1,384	$7,642	$2	$338	$521
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	30	—	4	43	—	2	(3)
Total realized/unrealized gains (losses) included in AOCI	(407)	—	(27)	13	—	(2)	—
Purchases (5)	607	55	88	1,218	55	42	74
Sales (5)	(538)	—	(20)	(448)	—	(20)	(126)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	252	—	10	153	—	131	52
Transfers out of Level 3 (6)	(153)	—	(103)	(1,603)	(2)	(2)	(43)
Balance, end of period	$13,520	$55	$1,336	$7,018	$55	$489	$475
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$(5)	$—	$4	$35	$—	$—	$(3)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (7)	$7	$—	$4	$30	$—	$—	$(6)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Three Months Ended June 30, 2016
Balance, beginning of period	$170	$392	$(338)	$(1,939)	$1,466	$(12)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	1	165	(4,505)	33	—	—
Total realized/unrealized gains (losses) included in AOCI	5	—	41	(135)	—	—	—
Purchases (5)	115	71	4	—	209	—	—
Sales (5)	(6)	(4)	—	—	(49)	—	—
Issuances (5)	—	—	(1)	—	(2)	—	—
Settlements (5)	—	(11)	2	(225)	5	—	—
Transfers into Level 3 (6)	2	—	—	—	2	—	—
Transfers out of Level 3 (6)	(111)	—	(5)	—	(37)	—	—
Balance, end of period	$175	$449	$(132)	$(6,804)	$1,627	$(12)	$—
Three Months Ended June 30, 2015
Balance, beginning of period	$1,358	$329	$(345)	$278	$2,056	$(12)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	2	(2)	(2)	737	(30)	—	—
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(21)	21	—	—	—
Purchases (5)	1,702	45	4	—	153	—	(4)
Sales (5)	(975)	(23)	—	—	(83)	—	—
Issuances (5)	—	—	(1)	—	—	—	—
Settlements (5)	—	(4)	(7)	(195)	(1)	—	—
Transfers into Level 3 (6)	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(277)	—	—	—	(170)	—	—
Balance, end of period	$1,809	$345	$(372)	$841	$1,925	$(12)	$(4)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$—	$1	$163	$(4,520)	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (7)	$1	$(2)	$7	$723	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	FVO and Trading Securities (2)
	(In millions)
Six Months Ended June 30, 2016
Balance, beginning of period	$12,796	$—	$856	$7,116	$46	$432	$270
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(44)	—	8	60	—	(24)	5
Total realized/unrealized gains (losses) included in AOCI	929	18	(3)	(9)	—	41	—
Purchases (5)	1,316	105	79	1,546	17	23	26
Sales (5)	(602)	—	(23)	(903)	—	(62)	(26)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	639	200	41	30	—	457	23
Transfers out of Level 3 (6)	(1,324)	—	(582)	(1,140)	(10)	(185)	(67)
Balance, end of period	$13,710	$323	$376	$6,700	$53	$682	$231
Six Months Ended June 30, 2015
Balance, beginning of period	$13,432	$—	$1,311	$7,392	$—	$345	$567
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	43	—	7	64	—	—	(26)
Total realized/unrealized gains (losses) included in AOCI	(489)	—	(24)	(28)	—	(4)	—
Purchases (5)	1,089	55	145	2,023	55	48	98
Sales (5)	(698)	—	(31)	(883)	—	(23)	(204)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	364	—	209	177	—	132	53
Transfers out of Level 3 (6)	(221)	—	(281)	(1,727)	—	(9)	(13)
Balance, end of period	$13,520	$55	$1,336	$7,018	$55	$489	$475
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$(44)	$—	$7	$63	$—	$(26)	$5
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (7)	$16	$—	$7	$51	$—	$—	$(19)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Six Months Ended June 30, 2016
Balance, beginning of period	$291	$314	$(411)	$(544)	$1,704	$(11)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	11	228	(5,616)	62	—	—
Total realized/unrealized gains (losses) included in AOCI	8	—	51	(210)	—	—	—
Purchases (5)	126	149	12	—	226	—	—
Sales (5)	(247)	(8)	—	—	(234)	—	—
Issuances (5)	—	—	(1)	—	2	—	—
Settlements (5)	—	(17)	(9)	(434)	(4)	(1)	—
Transfers into Level 3 (6)	—	—	—	—	4	—	—
Transfers out of Level 3 (6)	(3)	—	(2)	—	(133)	—	—
Balance, end of period	$175	$449	$(132)	$(6,804)	$1,627	$(12)	$—
Six Months Ended June 30, 2015
Balance, beginning of period	$336	$308	$(300)	$430	$1,922	$(13)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	2	20	(68)	789	5	—	—
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(4)	19	—	—	—
Purchases (5)	1,822	104	4	—	310	—	(4)
Sales (5)	(60)	(71)	—	—	(201)	—	—
Issuances (5)	—	—	(1)	—	1	—	—
Settlements (5)	—	(16)	(3)	(397)	(2)	1	—
Transfers into Level 3 (6)	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(290)	—	—	—	(110)	—	—
Balance, end of period	$1,809	$345	$(372)	$841	$1,925	$(12)	$(4)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$—	$11	$207	$(5,634)	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (7)	$1	$20	$(76)	$770	$—	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of actively traded securities, FVO general account securities, FVO contractholder-directed unit-linked investments and FVO securities held by CSEs.

(3)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses), while changes in estimated fair value of residential mortgage loans — FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivatives gains (losses).

(4)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(5)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

(6)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(7)
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

(10)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses). Separate account assets and liabilities are presented net for the purposes of the rollforward.

Fair Value Option
The following table presents information for certain assets and liabilities accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	Residential Mortgage Loans — FVO		Certain Assets and Liabilities of CSEs — FVO (1)
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In millions)
Assets
Unpaid principal balance	$622	$436	$109	$121
Difference between estimated fair value and unpaid principal balance	(173)	(122)	50	51
Carrying value at estimated fair value	$449	$314	$159	$172
Loans in non-accrual status	$173	$122	$—	$—
Liabilities
Contractual principal balance			$58	$71
Difference between estimated fair value and contractual principal balance			(11)	(11)
Carrying value at estimated fair value			$47	$60
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

	At June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$26	$97	$(85)	$—	$(143)	$4
Other limited partnership interests (2)	$62	$36	$(16)	$(8)	$(36)	$(19)
Other assets (3)	$—	$—	$(30)	$—	$(44)	$—
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2016 and 2015 were not significant.

(3)	During the three months and six months ended June 30, 2016, the Company recognized an impairment of computer software in connection with the U.S. Retail Advisor Force Divestiture. See Note 3.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$68,791	$—	$—	$71,860	$71,860
Policy loans	$11,240	$—	$1,207	$12,646	$13,853
Real estate joint ventures	$29	$—	$—	$105	$105
Other limited partnership interests	$442	$—	$—	$499	$499
Other invested assets	$499	$158	$1	$340	$499
Premiums, reinsurance and other receivables	$4,046	$—	$901	$3,262	$4,163
Other assets	$248	$—	$208	$77	$285
Liabilities
Policyholder account balances	$125,026	$—	$—	$132,126	$132,126
Long-term debt	$16,531	$—	$18,530	$—	$18,530
Collateral financing arrangements	$4,113	$—	$—	$3,771	$3,771
Junior subordinated debt securities	$3,168	$—	$3,972	$—	$3,972
Other liabilities	$6,552	$—	$6,067	$487	$6,554
Separate account liabilities	$120,611	$—	$120,611	$—	$120,611

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$66,616	$—	$—	$68,539	$68,539
Policy loans	$11,258	$—	$1,279	$12,072	$13,351
Real estate joint ventures	$35	$—	$—	$104	$104
Other limited partnership interests	$524	$—	$—	$615	$615
Other invested assets	$537	$155	$2	$380	$537
Premiums, reinsurance and other receivables	$2,822	$—	$484	$2,421	$2,905
Other assets	$235	$—	$207	$60	$267
Liabilities
Policyholder account balances	$125,040	$—	$—	$130,125	$130,125
Long-term debt	$17,954	$—	$19,360	$—	$19,360
Collateral financing arrangements	$4,139	$—	$—	$3,899	$3,899
Junior subordinated debt securities	$3,194	$—	$4,029	$—	$4,029
Other liabilities	$2,249	$—	$865	$1,385	$2,250
Separate account liabilities	$112,119	$—	$112,119	$—	$112,119

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both June 30, 2016 and December 31, 2015:

Series	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000
Series A Junior Participating Preferred Stock	10,000,000	—	—
Not designated	160,900,000	—	—
Total	200,000,000	25,500,000	25,500,000
Common Stock
During the six months ended June 30, 2016 and 2015, MetLife, Inc. repurchased 1,445,864 and 20,176,185 shares through open market purchases for $70 million and $1.0 billion, respectively.
At June 30, 2016, MetLife, Inc. had no remaining common stock repurchase authorizations. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Awards under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan and the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”) were outstanding at June 30, 2016. All awards granted in 2015 or later were granted under the 2015 Stock Plan. There were no outstanding awards to MetLife, Inc. directors, for their service as directors, as of June 30, 2016.
For Performance Share and Performance Unit awards outstanding as of June 30, 2016, any vested Performance Shares and Performance Units will be multiplied by a performance factor of 0% to 175%. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its business plan. The estimated fair value of Performance Shares and Performance Units will be remeasured each quarter until they become payable.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$15,446	$1,725	$(4,282)	$(2,024)	$10,865
OCI before reclassifications	4,268	800	209	11	5,288
Deferred income tax benefit (expense)	(1,388)	(269)	53	(4)	(1,608)
AOCI before reclassifications, net of income tax	18,326	2,256	(4,020)	(2,017)	14,545
Amounts reclassified from AOCI	(183)	243	—	51	111
Deferred income tax benefit (expense)	61	(68)	—	(17)	(24)
Amounts reclassified from AOCI, net of income tax	(122)	175	—	34	87
Balance, end of period	$18,204	$2,431	$(4,020)	$(1,983)	$14,632

	Three Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$16,206	$1,555	$(3,986)	$(2,246)	$11,529
OCI before reclassifications	(6,511)	(395)	(237)	3	(7,140)
Deferred income tax benefit (expense)	2,178	150	9	(1)	2,336
AOCI before reclassifications, net of income tax	11,873	1,310	(4,214)	(2,244)	6,725
Amounts reclassified from AOCI	(177)	(303)	—	57	(423)
Deferred income tax benefit (expense)	65	95	—	(19)	141
Amounts reclassified from AOCI, net of income tax	(112)	(208)	—	38	(282)
Balance, end of period	$11,761	$1,102	$(4,214)	$(2,206)	$6,443

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

	Six Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,315	$1,458	$(4,950)	$(2,052)	$4,771
OCI before reclassifications	11,938	1,496	760	11	14,205
Deferred income tax benefit (expense)	(3,937)	(468)	170	(4)	(4,239)
AOCI before reclassifications, net of income tax	18,316	2,486	(4,020)	(2,045)	14,737
Amounts reclassified from AOCI	(166)	(80)	—	99	(147)
Deferred income tax benefit (expense)	54	25	—	(37)	42
Amounts reclassified from AOCI, net of income tax	(112)	(55)	—	62	(105)
Balance, end of period	$18,204	$2,431	$(4,020)	$(1,983)	$14,632

	Six Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$15,159	$1,076	$(3,303)	$(2,283)	$10,649
OCI before reclassifications	(4,885)	(208)	(907)	3	(5,997)
Deferred income tax benefit (expense)	1,677	84	(4)	(1)	1,756
AOCI before reclassifications, net of income tax	11,951	952	(4,214)	(2,281)	6,408
Amounts reclassified from AOCI	(290)	251	—	114	75
Deferred income tax benefit (expense)	100	(101)	—	(39)	(40)
Amounts reclassified from AOCI, net of income tax	(190)	150	—	75	35
Balance, end of period	$11,761	$1,102	$(4,214)	$(2,206)	$6,443
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$158	$110	$125	$249	Net investment gains (losses)
Net unrealized investment gains (losses)	16	17	19	57	Net investment income
Net unrealized investment gains (losses)	9	50	22	(16)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	183	177	166	290
Income tax (expense) benefit	(61)	(65)	(54)	(100)
Net unrealized investment gains (losses), net of income tax	122	112	112	190
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	18	7	28	12	Net derivative gains (losses)
Interest rate swaps	4	3	7	6	Net investment income
Interest rate forwards	(1)	1	1	4	Net derivative gains (losses)
Interest rate forwards	2	1	3	2	Net investment income
Interest rate forwards	1	—	1	1	Other expenses
Foreign currency swaps	(269)	290	37	(277)	Net derivative gains (losses)
Foreign currency swaps	(1)	(1)	(1)	(1)	Net investment income
Foreign currency swaps	—	1	1	1	Other expenses
Credit forwards	3	—	3	—	Net derivative gains (losses)
Credit forwards	—	1	—	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(243)	303	80	(251)
Income tax (expense) benefit	68	(95)	(25)	101
Gains (losses) on cash flow hedges, net of income tax	(175)	208	55	(150)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(52)	(58)	(103)	(116)
Amortization of prior service (costs) credit	1	1	4	2
Amortization of defined benefit plan items, before income tax	(51)	(57)	(99)	(114)
Income tax (expense) benefit	17	19	37	39
Amortization of defined benefit plan items, net of income tax	(34)	(38)	(62)	(75)
Total reclassifications, net of income tax	$(87)	$282	$105	$(35)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Compensation	$1,189	$1,258	$2,499	$2,549
Pension, postretirement and postemployment benefit costs	103	105	243	197
Commissions	1,094	1,122	2,228	2,279
Volume-related costs	214	255	480	497
Capitalization of DAC	(915)	(927)	(1,896)	(1,895)
Amortization of DAC and VOBA	121	897	1,116	1,922
Amortization of negative VOBA	(67)	(92)	(166)	(192)
Interest expense on debt	306	308	618	606
Premium taxes, licenses and fees	189	196	404	369
Professional services	398	383	728	713
Rent and related expenses, net of sublease income	98	84	195	167
Other	516	483	989	920
Total other expenses	$3,246	$4,072	$7,438	$8,132
11. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor and/or administer various defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. These subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees.
The components of net periodic benefit costs were as follows:

	Three Months Ended June 30,
	2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$73	$2	$69	$5
Interest costs	109	21	107	22
Curtailment costs (1)	—	(3)	—	—
Expected return on plan assets	(127)	(19)	(136)	(20)
Amortization of net actuarial (gains) losses	50	2	47	11
Amortization of prior service costs (credit)	—	(1)	—	(1)
Net periodic benefit costs (credit)	$105	$2	$87	$17

	Six Months Ended June 30,
	2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$145	$4	$138	$9
Interest costs	220	42	212	45
Curtailment costs (1)	—	27	—	—
Expected return on plan assets	(254)	(37)	(272)	(40)
Amortization of net actuarial (gains) losses	99	4	95	21
Amortization of prior service costs (credit)	—	(4)	—	(2)
Net periodic benefit costs (credit)	$210	$36	$173	$33
__________________

(1)	The Company recognized curtailment charges on certain postretirement benefit plans in connection with the U.S Retail Advisor Force Divestiture. See Note 3.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except share and per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,100,328,049	1,117,807,514	1,100,582,221	1,120,801,928
Incremental common shares from assumed:
Exercise or issuance of stock-based awards	8,800,389	10,584,264	8,292,739	10,320,897
Weighted average common stock outstanding for diluted earnings per common share	1,109,128,438	1,128,391,778	1,108,874,960	1,131,122,825
Net Income (Loss):
Net income (loss)	$114	$1,119	$2,317	$3,282
Less: Net income (loss) attributable to noncontrolling interests	4	4	6	9
Less: Preferred stock dividends	46	31	52	61
Preferred stock repurchase premium	—	42	—	42
Net income (loss) available to MetLife, Inc.’s common shareholders	$64	$1,042	$2,259	$3,170
Basic	$0.06	$0.93	$2.05	$2.83
Diluted	$0.06	$0.92	$2.04	$2.80
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2016. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2016, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $475 million.
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
As reported in the 2015 Annual Report, MLIC received approximately 3,856 asbestos-related claims in 2015. During the six months ended June 30, 2016 and 2015, MLIC received approximately 2,348 and 2,022 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2016.
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
Law Enforcement Inquiry Regarding Mortgage Servicing
MetLife, through its affiliate MetLife Bank, National Association (“MetLife Bank”), was engaged in the origination, sale and servicing of forward and reverse residential mortgage loans from 2008 to 2013. In May 2013, MetLife Bank received a subpoena from the U.S. Department of Justice requiring production of documents relating to MetLife Bank’s payment of certain foreclosure-related expenses to law firms and business entities affiliated with law firms and relating to MetLife Bank’s supervision of such payments, including expenses submitted to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corp. and the U.S. Department of Housing and Urban Development for reimbursement. In August 2013, MetLife Bank merged with MetLife Home Loans LLC (“MLHL”) with MLHL as the surviving non-bank entity. Management believes that the Company’s consolidated financial statements as a whole will not be materially affected by this matter.

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
Sale and Replacement of Variable Annuities and FINRA Letter of Acceptance, Waiver and Consent
MSI has entered into a Letter of Acceptance, Waiver and Consent with FINRA (hereinafter, the “Letter”). In the Letter, FINRA stated that, from 2009 through 2014, MSI violated certain National Association of Securities Dealers and FINRA rules in connection with replacements of certain variable annuities and the sale of certain riders on such annuities. MSI was censured, paid a $20 million fine and will pay an additional $5 million to impacted customers. MSI has accrued this amount.
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
City of Westland Police and Fire Retirement System v. MetLife, Inc., et. al. (S.D.N.Y., filed January 12, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common shares between February 2, 2010, and October 6, 2011, the plaintiff filed a third amended complaint alleging that MetLife, Inc. and several current and former directors and executive officers of MetLife, Inc. violated the Securities Act of 1933 (“Securities Act”), as well as the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. The defendants intend to defend this action vigorously.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (Circuit Court of Jefferson County, Alabama, filed July 5, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On October 14, 2015, the court denied the defendants’ motion to dismiss the complaint. The defendants intend to defend this action vigorously.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
The fiduciary for the Union Carbide Employees’ Pension Plan alleged that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. The parties have resolved this matter, and the court has dismissed the action.
Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of MLIC’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that MLIC remains liable for “market conduct claims” related to certain individual life insurance policies sold by MLIC that were subsequently transferred to Sun Life. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted MLIC’s motion for summary judgment. Both parties agreed to consider the indemnity claim through arbitration. In September 2010, Sun Life notified MLIC that a purported class action lawsuit was filed against Sun Life in Toronto alleging sales practices claims regarding the policies sold by MLIC and transferred to Sun Life. On August 30, 2011, Sun Life notified MLIC that another purported class action lawsuit was filed against Sun Life in Vancouver, BC alleging sales practices claims regarding certain of the same policies sold by MLIC and transferred to Sun Life. Sun Life contends that MLIC is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. These sales practices cases against Sun Life are ongoing, and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order. One class member is seeking further review by the Illinois Supreme Court.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Martin v. Metropolitan Life Insurance Company, (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by MLIC in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that MLIC has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted MLIC’s motion to dismiss. Plaintiffs have filed a notice appealing this ruling.
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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on MLIC’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material with respect to these two features was misleading as to MLIC’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. The Company intends to defend this action vigorously.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $4.4 billion at June 30, 2016 and December 31, 2015, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $7.9 billion and $7.1 billion at June 30, 2016 and December 31, 2015, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $223 million, with a cumulative maximum of $733 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $9 million and $8 million at June 30, 2016 and December 31, 2015, respectively, for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Subsequent Event
Segment Reorganization
In anticipation of the planned Separation, beginning in the third quarter of 2016, the Company will reorganize its business segments within the Americas. The businesses planned to be included in Brighthouse Financial (which include a substantial portion of the Company’s Retail segment) upon the Separation will be reflected in a separate segment designated the Brighthouse Financial segment. Among other changes, the Company’s property and casualty insurance business, now reported within Retail and Group, Voluntary & Worksite Benefit segments, will be combined into a single, separate Property & Casualty segment. While the Company has initiated certain changes in preparation for the planned Separation, including the announcement of certain Brighthouse Financial executives, management continued to evaluate the performance of the segments under the existing segment structure as of June 30, 2016.
Common Stock Dividend
On July 7, 2016, the MetLife, Inc. Board of Directors declared a third quarter 2016 common stock dividend of $0.40 per share payable on September 13, 2016 to shareholders of record as of August 8, 2016. The Company estimates that the aggregate dividend payment will be $441 million.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, operating earnings and operating earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Forward-looking guidance provided on a non-GAAP basis cannot be reconciled to the most directly comparable GAAP measures on a forward-looking basis because net income may fluctuate significantly if net investment gains and losses and net derivative gains and losses move outside of estimated ranges. See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of these measures, and “— Results of Operations” for reconciliations of historical non-GAAP measures to the most directly comparable GAAP measures.
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
Current Period Highlights
During the three months ended June 30, 2016, overall sales growth declined as compared to the three months ended June 30, 2015; however, we experienced sales growth across various products within our segments. In particular, sales of variable annuity products declined while sales of pension risk transfers and group products improved. A decline in investment yields as a result of volatile equity markets and the sustained low interest rate environment more than offset the benefits of such sales growth. Our results for the quarter included the unfavorable impact of the Company’s annual Retail variable annuity actuarial assumption review.

The following represents the segments’ contributions to total net income (loss) and total operating earnings for the six months ended June 30, 2016:

8%
10%
30%
33%
75%
0%
(56)%
Net income (loss) (1),(2)
Operating earnings (1),(3)
5%
10%
15%
27%
21%
22%
Latin America
EMEA
Asia
Retail
Group, Voluntary & Worksite Benefits
Corporate Benefit Funding

__________________

(1)	Excludes Corporate & Other.

(2)	Stacked column chart reflects the contribution to total net income (loss) for each of the segments for the six months ended June 30, 2016, including the net loss reflected in the Retail segment.

(3)	See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

Consolidated Results - Highlights
Net income (loss) down $1.0 billion:

•
Net derivative gains (losses) unfavorable by $1.2 billion ($772 million, net of income tax) driven by the impact of the annual actuarial assumption review on certain variable annuity products that contain embedded derivatives, partially offset by changes in interest rates, foreign currency exchange rates, and a favorable change on the nonperformance risk adjustment on embedded derivatives

• Operating earnings available to common shareholders down $841 million

• Net investment gains (losses) favorable by $399 million ($259 million, net of income taxes) driven by higher gains, partially offset by higher impairments

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders down $841 million:
•
Results of operations were impacted by lower investment yields, refinements made to deferred policy acquisition costs (“DAC”) and certain insurance-related liabilities, the impact of our annual Retail variable annuity actuarial assumption review and unfavorable underwriting, partially offset by higher net investment income from portfolio growth.

•	Our results for the three months ended June 30, 2016 also included the following:
	•	unfavorable reserve adjustments of $257 million, net of income tax, resulting from modeling improvements in the reserving process
	•	unfavorable DAC unlockings of $161 million related to our annual Retail variable annuity actuarial assumption review
	•	one-time charge of $44 million, net of income tax, related to an adjustment to reinsurance receivables in Australia
•	Our results for the three months ended June 30, 2015 also included the following:
	•	one-time tax benefit of $61 million in Japan related to a change in tax rate
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Operating.”

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Consolidated Results - Highlights
Net income (loss) down $965 million:

•
Net derivative gains (losses) unfavorable by $673 million ($437 million, net of income tax) driven by the impact of the annual actuarial assumption review on certain variable annuity products that contain embedded derivatives, partially offset by changes in interest rates, foreign currency exchange rates, and a favorable change on the nonperformance risk adjustment on embedded derivatives

• Operating earnings available to common shareholders down $1.1 billion

• Net investment gains (losses) favorable by $128 million ($83 million, net of income taxes) driven by higher gains, partially offset by higher impairments

• Current period includes the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders down $1.1 billion:
•
Results of operations were impacted by lower investment yields, refinements made to DAC and certain insurance-related liabilities, the impact of our annual Retail variable annuity actuarial assumption review and unfavorable underwriting, partially offset by higher net investment income from portfolio growth.

•	Our results for the six months ended June 30, 2016 also included the following:
	•	unfavorable reserve adjustments of $257 million, net of income tax, resulting from modeling improvements in the reserving process
	•	unfavorable DAC unlockings of $161 million related to our annual Retail variable annuity actuarial assumption review
	•	one-time charge of $44 million, net of income tax, related to an adjustment to reinsurance receivables in Australia
	•	tax benefit in Japan of $25 million related to a change in tax rate, which includes a one-time benefit of $20 million that pertains to prior periods
	•	tax charge in Chile of $12 million as a result of tax reform legislation, which includes a one-time charge of $10 million that pertains to prior periods
•	Our results for the six months ended June 30, 2015 also included the following:
	•	one-time tax benefit of $61 million in Japan related to a change in tax rate

Consolidated Company Outlook
As part of an enterprise-wide strategic initiative, we announced that, by 2016, we expected to increase our operating return on common stockholders’ equity (“operating ROE”), excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”), driven by higher operating earnings. In 2016, we expect our operating ROE, excluding AOCI other than FCTA, to be lower than 11% due to unfavorable market factors, our current year reserve adjustments from modeling improvements and the effect of our annual variable annuity actuarial assumption review, as well as the activities associated with the planned Separation.
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
We will need to take the above-referenced factors into account when formulating further assumptions. Due to the fact that the planned Separation is a significant restructuring of our business, we will not be able to further expand our outlook until we have further clarity on the nature of the Separation. The planned Separation is consistent with our “Accelerating Value” strategic initiative, giving greater weight to our commitments to maximize shareholder value and, subject to Board approval, regulatory constraints and acquisition opportunities, to pay out our free cash flow to shareholders.
Further, our outlook of a sustained low interest rate environment and our Accelerating Value strategic initiative work have highlighted the overall need to bring our cost structure in line with our revenue growth expectations to allow us to compete more effectively.  Our goal is to ensure that, even after any Separation, MetLife, excluding Brighthouse Financial, will have a lower cost structure than it has today. As a result of these factors, we have announced a unit cost initiative with the goal to achieve approximately $1 billion in net pre-tax run-rate expense savings by the end of 2019, which we will implement by setting expense targets for various functions and groups based on rigorous benchmarking against best-in-class peers. In order to achieve the improvements necessary to meet this goal, we expect to incur short-term costs.

Other Key Information
Basis of Presentation
Prior to January 1, 2016, certain international subsidiaries had a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2015 and the operating results of such subsidiaries for the three months and six months ended May 31, 2015. Effective January 1, 2016, the Company converted its Japan operations to calendar year-end reporting. The elimination of a one-month reporting lag of a subsidiary is considered a change in accounting principle and requires retrospective application. While the Company believes that eliminating the lag in the reporting of its Japan operations was preferable in order to consistently reflect events, economic conditions and global trends in the financial statements, the Company determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2015. The effect of not retroactively applying this change in accounting, however, was not material to the 2015 or 2016 consolidated financial statements. Therefore, the Company reported the cumulative effect of the change in accounting principle in net income for the three months ended March 31, 2016 and the six months ended June 30, 2016 and did not retrospectively apply the effects of this change to prior periods. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Significant Events
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. for $280 million. MassMutual assumed all of the liabilities related to such assets and that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Industry Trends — Regulatory Developments — U.S. Regulation — Potential Regulation as a Non-Bank SIFI.”
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation and on July 21, 2016, MetLife, Inc. announced that the separated business will be rebranded as “Brighthouse Financial” after the Separation. The separated business would include a substantial portion of the Company’s Retail segment and certain portions of the Corporate Benefit Funding segment and Corporate & Other. The Company currently plans to include MetLife Insurance Company USA (“MetLife USA”), New England Life Insurance Company (“NELICO”), First MetLife Investors Insurance Company, MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business. The Company is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
In anticipation of the planned Separation, beginning in the third quarter of 2016, the Company will reorganize its business segments within the Americas. The businesses planned to be included in Brighthouse Financial upon the Separation will be reflected in a separate segment designated the Brighthouse Financial segment. Among other changes, our property and casualty insurance business, now reported within our Retail and Group, Voluntary & Worksite Benefit segments, will be combined into a single, separate Property & Casualty segment. While the Company has initiated certain changes in preparation for the planned Separation, including the announcement of certain Brighthouse Financial executives, management continued to evaluate the performance of the segments under the existing segment structure as of June 30, 2016. We expect this resegmentation to result in an after-tax charge to earnings in the third quarter of 2016 of less than $300 million, all in the Brighthouse Financial segment, attributable to loss recognition on the segment’s universal life products. This charge is the direct result of a requirement, once resegmented, to evaluate and test for loss recognition separately from the universal life business that is not included in the Brighthouse Financial segment.
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

Weakness in the energy and metals and mining sectors and concerns about the political and/or economic stability of countries in regions outside the European Union (“EU”), including China, Ukraine, Russia, Brazil, Japan, Jordan, Lebanon and Turkey, as well as Puerto Rico, have contributed to global market volatility. See “— Investments — Current Environment — Selected Country and Sector Investments.” Concerns about global economic conditions, capital markets and the solvency of certain EU member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems, have also been a cause of elevated levels of market volatility. Events following the United Kingdom’s (“U.K.”) referendum regarding its membership in the EU, which resulted in a narrow vote on June 23, 2016 in favor of leaving the EU and the uncertainties associated with its potential withdrawal from the EU have contributed to market volatility. Assuming the U.K. gives official notice that it is exiting the EU, the notice would trigger the commencement of a two-year period during which an agreement on transitional withdrawal arrangements will be negotiated between the EU and the U.K., and a longer period during which final trade and other arrangements may be negotiated. The risk of market volatility may spread beyond the U.K., and could be intensified by foreign exchange risks. These factors could contribute to weakening gross domestic product (“GDP”) growth, primarily in the U.K. and Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the exit negotiations and negotiations regarding trade and other arrangements. See “— Investments — Current Environment” for information regarding our exposure to obligations of European governments, European private obligors and Europe’s perimeter region. Contributing to such volatility are concerns that such countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt of such countries, including Europe’s perimeter region, could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. While economic conditions in certain of these countries, including Europe’s perimeter region seem to be stabilizing or improving, there is still concern that any support measures, including those made by the European Central Bank (“ECB”) to lessen the risk of deflation, lower borrowing costs in the Euro zone and encourage corporations to issue more asset-backed securities, could affect the Euro exchange rate and have uncertain impacts on interest rates and risk markets. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” in the 2015 Annual Report.
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

U.S. Regulation
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company (“MLIC”), MetLife USA, NELICO, General American Life Insurance Company and MSI, a broker-dealer which MetLife sold to MassMutual in July 2016. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of variable annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
NAIC
In December 2012, the National Association of Insurance Commissioners (“NAIC”) approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach has been enacted into law by the required number of state legislatures and will become effective on January 1, 2017, initially applying to individual life insurance business on a prospective basis.
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
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, the Federal Reserve Board has issued an advance notice of proposed rulemaking but not yet finally determined the enhanced capital requirements that would apply to insurance non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, if re-designated as a non-bank SIFI, MetLife, Inc. would need to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, would be subject to additional restrictions regarding its ability to merge. The Federal Reserve would also have the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
Together with other large financial institutions and non-bank SIFIs, if MetLife, Inc. were re-designated as a non-bank SIFI, it would be subject to a number of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) requirements including responsibility to pay certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more, and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — U.S. Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”
Enhanced Prudential Standards for Non-Bank SIFIs
The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, and recently issued a notice of proposed rulemaking addressing the governance, risk management and liquidity requirements it is proposing to apply to insurance company non-bank SIFIs. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc., were it to be re-designated as a non-bank SIFI, remains unclear. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — U.S. Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”

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
International Regulation
Our international operations are exposed to increased political, legal, financial, operational and other risks. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” On June 23, 2016, the U.K. held a referendum regarding its membership in the EU, resulting in a narrow vote in favor of leaving the EU. While significant, this vote does not initiate the withdrawal process. The member withdrawal provisions in the applicable EU treaty have not been used before so it is unclear how the provisions will work in practice. Assuming the U.K. initiates the withdrawal process by giving notice that it is withdrawing from the EU, the relevant treaty provides that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period (unless such period is extended by unanimous vote of the other EU member states). It is currently anticipated that the withdrawal agreement would deal with the details of the immediate exit but would not set out final trade arrangements or deal comprehensively with other potentially significant matters. Upon effectiveness of the withdrawal agreement, or, if no agreement is concluded in the two-year period, at the end of the period, the U.K. will no longer be a member of the EU. In the meantime, however, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations which may be modified or eliminated as a result of the U.K. exiting the EU. Operating expenses within our businesses could increase as a result of uncertainties during the negotiation period and in the event of an eventual U.K. withdrawal.

Other changes in the laws and regulations of jurisdictions that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions. The Polish Ministry of Economic Development recently proposed the transfer of certain pension fund assets to the government, the creation of private individual retirement accounts using certain other pension fund assets, and the implementation of additional pension plan options intended to boost savings and long-term investment. It is premature to predict the impact that such measures, if implemented, would have on our business in Poland. In Chile, a Presidential Advisory Committee has been created to draft a proposal to reform the pension system. The committee issued a series of recommendations in September 2015, but the reform proposal has not been finalized and may still change further if a bill results from their recommendations. It is premature to predict the impact of such reforms on our pension business in Chile. Recently, the Chilean Pension Funds Superintendency instituted a proceeding to consider the validity of the action taken by the Superintendency in 2015 approving the merger of Administradora de Fondos de Pensiones ProVida, S.A. into a subsidiary of MetLife, Inc., which was effective on September 1, 2015. It is premature to predict the impact of the proceeding on our pension business in Chile.
Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. The IAIS/FSB process is separate from the U.S. FSOC designation process and MetLife, Inc. remains a G-SII in spite of the rescission of its U.S. non-bank SIFI designation on March 30, 2016. The global designation process is an annual process. Every three years, the IAIS evaluates whether updates to its assessment methodology are necessary.
Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively, and the BCR and HLA requirements are expected to be refined based on data confidentially submitted by certain G-SIIs to their group-wide supervisors until they are fully adopted and implemented in 2019. The IAIS published a new assessment methodology on June 16, 2016 which it proposes to use this year to assess a pool of approximately 50 insurers, and has requested data from MetLife in order to perform an assessment under the new methodology. The new methodology reflects changes in the previous definitions of non-traditional and non-insurance activity, along with certain other changes in both quantitative and qualitative assessments. It is uncertain whether MetLife will be designated a G-SII by the FSB under this new methodology.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft was published for comment on July 19, 2016, with comments due in 90 days. The IAIS expects to publish a draft of an interim version of the ICS in 2017 for further consultation and refinement by the end of 2019, the target for implementation by individual jurisdictions. The date by which the ICS will be finalized has not yet been specified. The IAIS intends to request confidential reporting to supervisors as of the release of the interim draft of the ICS.
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

Notwithstanding MetLife Bank, National Association’s (“MetLife Bank”) exit from the origination and servicing businesses, MetLife Home Loans LLC remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $65 million and $72 million at June 30, 2016 and December 31, 2015, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $23 million and $31 million at June 30, 2016 and December 31, 2015, respectively. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.
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
During the second quarter of 2016, we accelerated the annual review of our actuarial assumptions for the Retail variable annuities business in connection with our planned Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins. With respect to policyholder behavior, which was the significant update for this current period, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. As an example in 2012, we recorded a charge to reflect better than expected persistency; and in 2014, we recorded a charge as we began to reflect lower utilization of the elective annuitization option in early generations of our guaranteed minimum income benefit (“GMIBs”). All other annual actuarial assumptions, including for our Retail fixed annuity business, our Retail life business and for our other segments, will be reviewed in the third quarter of 2016 as part of our annual review of actuarial assumptions. See “— Deferred Policy Acquisition Costs and Value of Business Acquired” and “— Derivatives” noted below and “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 — Actuarial Assumption Review” for further information.

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
Deferred Policy Acquisition Costs and Value of Business Acquired
We periodically review long-term assumptions underlying the projections of estimated gross margins and profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Assumptions used in the calculation of estimated gross margins and profits which may have significantly changed are updated annually. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
As previously discussed, during the second quarter of 2016, the Company made changes to policyholder behavior and long-term economic assumptions, as well as risk margins, resulting in changes to the actual and expected future gross profits. Other assumptions, such as expenses, in-force or persistency assumptions and policyholder dividends on participating traditional life contracts, variable and universal life contracts will be reviewed in the third quarter of 2016 as part of the annual actuarial assumption review. See “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 — Actuarial Assumption Review” for further information.
At June 30, 2016, DAC and VOBA for the Company was $24.7 billion. In addition to assumption updates, amortization of DAC and VOBA associated with the variable and universal life and annuity contracts was significantly impacted by movements in equity markets. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the six months ended June 30, 2016. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

Six Months Ended June 30, 2016
(In millions)
General account investment return	$5
Separate account investment return	(47)
Net investment gains (losses)/Net derivative gains (losses)	1,080
Guaranteed minimum income benefits	(228)
Expense	(5)
In-force/Persistency	(71)
Other	(72)
Total	$662

The following represent significant items contributing to the changes to DAC and VOBA amortization for the six months ended June 30, 2016:

•	Changes in net investment and net derivative gains (losses) resulted in the following changes in DAC and VOBA amortization:

–
Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of $1.3 billion, excluding the impact from our nonperformance risk and risk margins, which are described below. The increase in the guarantee liability valuations on variable annuities was mostly attributable to the current period assumption review, which is described more fully in “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2016 — Actuarial Assumption Review.” Mark-to-market changes on the freestanding derivatives hedging such guarantee obligations resulted in an increase in DAC and VOBA amortization of $236 million.

–
The Company’s nonperformance risk adjustment decreased the valuation of guaranteed liabilities, increased actual gross profits and increased DAC and VOBA amortization by $307 million. This is more than offset by higher risk margins, which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by $364 million.

–	The remainder of the impact was a net increase of DAC and VOBA amortization by $14 million and was attributable to 2016 investment activities.

•
The change in current and projected GMIB liabilities, mostly attributable to long-term investment rate of return and policyholder behavior related assumptions updates, as well as hedge gains, resulted in an increase to DAC and VOBA amortization of $228 million.

Derivatives
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
As previously discussed, during the second quarter of 2016, the Company made changes to the actuarial assumptions that resulted in an increase in the fair value of the embedded derivatives. The impact of the range of reasonably likely variances in credit spreads also increased significantly as compared to prior periods. However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the table does not necessarily reflect the ultimate impact on the consolidated financial statement under the credit spread variance scenarios presented below.

	Changes in Balance Sheet Carrying Value At June 30, 2016
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$5,850	$1,032
As reported	$7,330	$1,360
50% decrease in our credit spread	$8,288	$1,564
See “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 — Actuarial Assumption Review” for a more detailed analysis.

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
Acquisitions and Dispositions
See “— Executive Summary — Other Key Information — Significant Events” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the sale of certain assets to MassMutual and the proposed Separation.

Results of Operations
Consolidated Results
Business Overview. Overall sales declined from prior period levels; however, sales experience was positive across various products within our segments for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. For our Group, Voluntary & Worksite Benefits segment, sales for the current period were higher as a result of improved sales in both our voluntary and group products. Despite the decline in funding ratios for defined benefit pension plans of Standard & Poor’s Ratings Services (“S&P”) 500 companies, we experienced an increase in sales of pension risk transfers in our Corporate Benefit Funding segment. Total sales for our Latin America segment increased as a result of a large contract in Mexico in the current period. For our EMEA segment, improved sales in the U.K., Turkey and the Gulf were partially offset by strong prior period sales in Poland. In our Retail segment, sales of both life and annuity products were down and sales in our Asia segment declined primarily due to management actions taken to improve value creation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Premiums	$9,417	$9,312	$19,110	$18,565
Universal life and investment-type product policy fees	2,286	2,434	4,630	4,828
Net investment income	4,887	4,947	9,446	10,408
Other revenues	487	518	974	1,013
Net investment gains (losses)	266	(133)	281	153
Net derivative gains (losses)	(2,099)	(912)	(764)	(91)
Total revenues	15,244	16,166	33,677	34,876
Expenses
Policyholder benefits and claims and policyholder dividends	10,598	9,683	20,591	19,279
Interest credited to policyholder account balances	1,500	1,298	2,826	3,293
Capitalization of DAC	(915)	(927)	(1,896)	(1,895)
Amortization of DAC and VOBA	121	897	1,116	1,922
Amortization of negative VOBA	(67)	(92)	(166)	(192)
Interest expense on debt	306	308	618	606
Other expenses	3,801	3,886	7,766	7,691
Total expenses	15,344	15,053	30,855	30,704
Income (loss) before provision for income tax	(100)	1,113	2,822	4,172
Provision for income tax expense (benefit)	(214)	(6)	505	890
Net income (loss)	114	1,119	2,317	3,282
Less: Net income (loss) attributable to noncontrolling interests	4	4	6	9
Net income (loss) attributable to MetLife, Inc.	110	1,115	2,311	3,273
Less: Preferred stock dividends	46	31	52	61
Preferred stock repurchase premium	—	42	—	42
Net income (loss) available to MetLife, Inc.’s common shareholders	$64	$1,042	$2,259	$3,170
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
During the three months ended June 30, 2016, income (loss) before provision for income tax decreased $1.2 billion ($1.0 billion, net of income tax) from the prior period primarily driven by unfavorable changes in net derivatives gains (losses) and operating earnings, partially offset by a favorable change in net investment gains (losses).

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

	Three Months Ended June 30,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$775	$(663)
Foreign currency exchange rate	582	(219)
Credit	1	(11)
Equity	—	(42)
Non-VA embedded derivatives	(83)	50
Total non-VA program derivatives	1,275	(885)
VA program derivatives
Market risks in embedded derivatives	(1,346)	1,038
Nonperformance risk adjustment on embedded derivatives	1,103	(100)
Other risks in embedded derivatives	(4,298)	(167)
Total embedded derivatives	(4,541)	771
Freestanding derivatives hedging embedded derivatives	1,167	(798)
Total VA program derivatives	(3,374)	(27)
Net derivative gains (losses)	$(2,099)	$(912)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $2.2 billion ($1.4 billion, net of income tax). This was primarily due to long-term interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive-fixed interest rate swaps and interest rate swaptions primarily hedging long duration liability portfolios. The strengthening of the Japanese yen and the U.S. dollar relative to other key currencies favorably impacted foreign currency forwards and futures that primarily hedge foreign denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
These favorable changes were partially offset by a change in the value of the underlying assets unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $3.3 billion ($2.2 billion, net of income tax). This was due to an unfavorable change of $4.1 billion ($2.7 billion, net of income tax) in other risks in embedded derivatives and an unfavorable change of $419 million ($272 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by a favorable change of $1.2 billion ($782 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $4.1 billion ($2.7 billion, net of income tax) unfavorable change in other risks in embedded derivatives reflected:

•	Updates to actuarial policyholder behavior assumptions within the valuation model. For details, see “— Actuarial Assumption Review.”

•	An increase in the risk margin adjustment, measuring policyholder behavior risks, which was also affected by the actuarial assumption update, along with market and interest rate changes,

•	In-force changes and the mismatch of fund performance between actual and modeled funds, and

•	The partially offsetting impact of a combination of other factors, including reserve changes influenced by benefit features and actual policyholder behavior, as well as FCTA.

The foregoing $419 million ($272 million, net of income tax) unfavorable change was comprised of a $2.4 billion ($1.6 billion, net of income tax) unfavorable change in market risks in embedded derivatives, which was partially offset by a $2.0 billion ($1.3 billion, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 14% in the current period and increased by 23% in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed reinsurance of certain variable annuity products from our former operating joint venture in Japan. For example, the Japanese yen strengthened against the U.S. dollar by 9% in the current period and weakened by 2% in the prior period.

The aforementioned $1.2 billion ($782 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives was due to a favorable change of $1.1 billion, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees and a favorable change of $71 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $399 million ($259 million, net of income tax) is primarily the result of a favorable change in foreign currency transaction gains (losses) due to the strengthening of the U.S. dollar relative to other key currencies, as well as net gains on the sale of real estate, partially offset by increases in the valuation allowance on mortgage loans and higher impairments of fixed maturity securities.
Actuarial Assumption Review. We annually review our long-term actuarial assumptions for policyholder behavior, market returns and other actuarial items. With respect to policyholder behavior, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. See “— Summary of Critical Accounting Estimates.”
During the current period, we accelerated the annual review of our actuarial assumptions for the Retail variable annuities business in connection with our planned Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins. With respect to policyholder behavior, because our GMIBs have a contractual ten-year waiting period prior to the policyholder being able to exercise its contractual options, we were only recently able to accumulate sufficient and credible data on the largest portions of our own block with respect to option exercises. Further, because of the unique features of our GMIBs, historically industry experience has been of limited utility in determining key behavioral assumptions for our products. However, the results of a recent industry study on policyholder behavior indicated that elective annuitizations were much lower than the industry has historically expected. The industry study, in combination with emerging experience on our own GMIB block, provided sufficient and credible data to support our changes to key policyholder behavior assumptions primarily relating to annuitization utilization, as well as withdrawals, in our newer generation of GMIBs, which have an additional policyholder return of original purchase payment option not present in earlier generations of the product.
All other annual actuarial assumptions, including for our Retail fixed annuity business, our Retail life business and for our other segments, will be reviewed in the third quarter of 2016 as part of our annual review of actuarial assumptions.

Results for the current period include a $3.1 billion ($2.0 billion, net of income tax) non-cash charge associated with this review of assumptions related to reserves and DAC, of which a $3.7 billion loss ($2.4 billion, net of income tax) was recognized in net derivative gains (losses). Of the $3.1 billion charge, $3.9 billion ($2.6 billion, net of income tax) was related to reserves and a benefit of $841 million ($547 million, net of income tax) was associated with DAC.
The $3.7 billion loss recognized in net derivative gains (losses) associated with this review of assumptions was included within the other risks in embedded derivatives caption in the table above.
The significant impacts of the second quarter assumption review were on the variable annuity block of business and are summarized as follows:

•
Changes in policyholder behavior assumptions resulted in reserve increases, partially offset by favorable DAC amortization, resulting in a net charge of $2.3 billion ($1.5 billion, net of income tax). The policyholder behavior assumption changes included:

– Lower utilization of the elective annuitization option on the guarantee riders on the contracts;
– Lower election of the guaranteed principal option in certain of our GMIBs, which, if exercised, returns to the policyholder the original purchase payment amounts;
– Adjusting the rate at which policyholders withdrew funds through systematic withdrawals; and
– Higher policyholder persistency related to the portion of the business that will remain with the Company after the planned Separation, dependent on the amount a contract is in-the-money.

•
Changes in economic assumptions resulted in reserve increases and unfavorable DAC amortization resulting in a charge of $430 million ($279 million, net of income tax). These changes include reducing the long-term separate account return assumption from 7.25% to 7.00% (from 7.00% to 6.75% for GMIB’s invested in managed volatility funds), and reducing the projected ultimate 10-year treasury rate from 4.50% to 4.25%.

•	The remaining updates resulted in reserve increases from changes in risk margins, partially offset by favorable DAC, resulting in a charge of $342 million ($222 million, net of income tax).
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), decreased $127 million ($89 million, net of income tax) to a loss of $130 million ($91 million, net of income tax) in the current period from a loss of $3 million ($2 million, net of income tax) in the prior period. Included in this decline was an increase in total expenses of $127 million, before income tax. The current period includes expenses and charges associated with the sale to MassMutual and the proposed Separation.
Taxes. Income tax benefit for the three months ended June 30, 2016 was $214 million, or 214% of income (loss) before provision for income tax, compared with $6 million, or less than one percent of income (loss) before provision for income tax, for the three months ended June 30, 2015. The Company’s effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Current period results include a one-time tax charge of $26 million related to the repatriation of earnings from Japan. Prior period results included a one-time tax benefit of $174 million in Japan related to a change in tax rate.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for net income (loss) and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders decreased $841 million, net of income tax, to $924 million, net of income tax, for the three months ended June 30, 2016 from $1.8 billion, net of income tax, for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
During the six months ended June 30, 2016, income (loss) before provision for income tax decreased $1.4 billion ($965 million, net of income tax) from the prior period primarily driven by unfavorable changes in operating earnings and net derivative gains (losses), partially offset by a favorable change in net investment gains (losses). In addition, in the current period, income (loss) before provision for income tax includes the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods.

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

	Six Months Ended June 30,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$1,853	$(217)
Foreign currency exchange rate	784	157
Credit	16	3
Equity	(50)	(92)
Non-VA embedded derivatives	(136)	5
Total non-VA program derivatives	2,467	(144)
VA program derivatives
Market risks in embedded derivatives	(2,682)	1,026
Nonperformance risk adjustment on embedded derivatives	1,462	(31)
Other risks in embedded derivatives	(4,437)	(206)
Total embedded derivatives	(5,657)	789
Freestanding derivatives hedging embedded derivatives	2,426	(736)
Total VA program derivatives	(3,231)	53
Net derivative gains (losses)	$(764)	$(91)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $2.6 billion ($1.7 billion, net of income tax). This was primarily due to long-term interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive-fixed interest rate swaps and interest rate swaptions primarily hedging long duration liability portfolios. The strengthening of the Japanese yen relative to other key currencies favorably impacted foreign currency forwards and futures that primarily hedge foreign denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
These favorable changes were partially offset by a change in the value of the underlying assets unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $3.3 billion ($2.1 billion, net of income tax). This was due to an unfavorable change of $4.2 billion ($2.8 billion, net of income tax) in other risks in embedded derivatives and an unfavorable change of $546 million ($355 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by a favorable change of $1.5 billion ($970 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $4.2 billion ($2.8 billion, net of income tax) unfavorable change in other risks in embedded derivatives reflected:

•
Updates to actuarial policyholder behavior assumptions within the valuation model. For details, see “— Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 — Actuarial Assumption Review.”

•	An increase in the risk margin adjustment, measuring policyholder behavior risks, which was also affected by the actuarial assumption update, along with market and interest rate changes,

•	In-force changes and the mismatch of fund performance between actual and modeled funds, and

•	The partially offsetting impact of a combination of other factors, including reserve changes influenced by benefit features and actual policyholder behavior, as well as FCTA.

The foregoing $546 million ($355 million, net of income tax) unfavorable change was comprised of a $3.7 billion ($2.4 billion, net of income tax) unfavorable change in market risks in embedded derivatives, which was partially offset by a $3.2 billion ($2.1 billion, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 30% in the current period and increased by 9% in the prior period.

•
Key equity index levels mostly decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the Nikkei 225 Index decreased by 18% in the current period and increased by 16% in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. For example, the Japanese yen strengthened against the U.S. dollar by 15% in the current period and weakened by 2% in the prior period.

The aforementioned $1.5 billion ($970 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives was due to a favorable change of $1.3 billion, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees and a favorable change of $177 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $128 million ($83 million, net of income tax) is primarily the result of a favorable change in foreign currency transaction gains (losses) due to the strengthening of the U.S. dollar relative to other key currencies, as well as net gains on the sale of real estate, partially offset by increases in the valuation allowance on mortgage loans and higher impairments of fixed maturity securities.
Actuarial Assumption Review. For the results of our 2016 actuarial assumption review, see “— Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 — Actuarial Assumption Review.”
Divested Businesses and Lag Elimination. Income (loss) before provision for income tax related to the divested businesses and lag elimination, excluding net investment gains (losses) and net derivative gains (losses), decreased $71 million ($52 million, net of income tax) to a loss of $73 million ($49 million, net of income tax) in the current period from a loss of $2 million (income of $3 million, net of income tax) in the prior period. Included in this decline was an increase in total revenues of $661 million, before income tax, and an increase in total expenses of $732 million, before income tax. The current period includes the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods, as well as expenses and charges associated with the sale to MassMutual and the proposed Separation.
Taxes. Income tax expense for the six months ended June 30, 2016 was $505 million, or 18% of income (loss) before provision for income tax, compared with $890 million, or 21% of income (loss) before provision for income tax, for the six months ended June 30, 2015. The Company’s effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our current period results include a one-time tax benefit of $110 million in Japan related to a change in tax rate offset by one-time tax charges of $26 million related to the repatriation of earnings from Japan and $19 million in Chile related to a change in tax rate. The prior period results included a one-time tax benefit of $174 million in Japan related to a change in tax rate.
Operating Earnings. Operating earnings available to common shareholders decreased $1.1 billion, net of income tax, to $2.3 billion, net of income tax, for the six months ended June 30, 2016 from $3.4 billion, net of income tax, for the six months ended June 30, 2015.

Reconciliation of net income (loss) to operating earnings available to common shareholders
Three Months Ended June 30, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Net income (loss)	$(1,642)	$408	$416	$79	$771	$96	$(14)	$114
Less: Net investment gains (losses)	84	11	67	18	140	16	(70)	266
Less: Net derivative gains (losses)	(3,643)	314	181	(26)	606	3	466	(2,099)
Less: Other adjustments to net income (1)	749	(44)	(73)	(56)	(30)	48	(116)	478
Less: Provision for income tax (expense) benefit	984	(94)	(61)	15	(204)	(35)	(106)	499
Operating earnings	$184	$221	$302	$128	$259	$64	(188)	970
Less: Preferred stock dividends							46	46
Operating earnings available to common shareholders							$(234)	$924
Three Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Net income (loss)	$587	$38	$307	$86	$565	$63	$(527)	$1,119
Less: Net investment gains (losses)	9	8	(31)	—	57	5	(181)	(133)
Less: Net derivative gains (losses)	(95)	(264)	(134)	(15)	9	13	(426)	(912)
Less: Other adjustments to net income (1)	(72)	(41)	13	(24)	(37)	(12)	(4)	(177)
Less: Provision for income tax (expense) benefit	55	104	53	9	111	7	206	545
Operating earnings	$690	$231	$406	$116	$425	$50	(122)	1,796
Less: Preferred stock dividends							31	31
Operating earnings available to common shareholders							$(153)	$1,765
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Net income (loss)	$(1,214)	$717	$657	$207	$1,634	$170	$146	$2,317
Less: Net investment gains (losses)	(33)	(28)	(26)	(4)	363	24	(15)	281
Less: Net derivative gains (losses)	(3,654)	605	266	58	1,017	2	942	(764)
Less: Other adjustments to net income (1)	717	(89)	(148)	(106)	37	66	(184)	293
Less: Provision for income tax (expense) benefit	1,040	(166)	(32)	(6)	(347)	(49)	(238)	202
Operating earnings	$716	$395	$597	$265	$564	$127	(359)	2,305
Less: Preferred stock dividends							52	52
Operating earnings available to common shareholders							$(411)	$2,253
Six Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Net income (loss)	$1,363	$374	$836	$204	$913	$130	$(538)	$3,282
Less: Net investment gains (losses)	77	11	174	(2)	125	8	(240)	153
Less: Net derivative gains (losses)	218	(59)	(54)	(36)	27	14	(201)	(91)
Less: Other adjustments to net income (1)	(264)	(83)	(26)	(19)	(92)	7	(10)	(487)
Less: Provision for income tax (expense) benefit	(11)	46	(33)	14	101	(19)	145	243
Operating earnings	$1,343	$459	$775	$247	$752	$120	(232)	3,464
Less: Preferred stock dividends							61	61
Operating earnings available to common shareholders							$(293)	$3,403

Reconciliation of revenues to operating revenues and expenses to operating expenses
Three Months Ended June 30, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$1,473	$5,329	$2,272	$1,237	$3,367	$1,042	$524	$15,244
Less: Net investment gains (losses)	84	11	67	18	140	16	(70)	266
Less: Net derivative gains (losses)	(3,643)	314	181	(26)	606	3	466	(2,099)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	7	1	—	9
Less: Other adjustments to revenues (1)	6	(44)	(47)	4	(131)	306	19	113
Total operating revenues	$5,025	$5,048	$2,071	$1,241	$2,745	$716	$109	$16,955
Total expenses	$4,087	$4,713	$1,634	$1,141	$2,252	$901	$616	$15,344
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1,100)	—	—	—	12	1	—	(1,087)
Less: Other adjustments to expenses (1)	358	—	26	60	(106)	258	135	731
Total operating expenses	$4,829	$4,713	$1,608	$1,081	$2,346	$642	$481	$15,700
Three Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$5,168	$4,585	$1,792	$1,363	$3,150	$511	$(403)	$16,166
Less: Net investment gains (losses)	9	8	(31)	—	57	5	(181)	(133)
Less: Net derivative gains (losses)	(95)	(264)	(134)	(15)	9	13	(426)	(912)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	4	—	—	3
Less: Other adjustments to revenues (1)	(10)	(41)	(24)	4	164	(249)	4	(152)
Total operating revenues	$5,265	$4,882	$1,981	$1,374	$2,916	$742	$200	$17,360
Total expenses	$4,348	$4,527	$1,323	$1,265	$2,637	$448	$505	$15,053
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(89)	—	—	—	(5)	—	—	(94)
Less: Other adjustments to expenses (1)	150	—	(37)	28	210	(237)	8	122
Total operating expenses	$4,287	$4,527	$1,360	$1,237	$2,432	$685	$497	$15,025
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$6,315	$10,593	$4,068	$2,538	$7,123	$1,832	$1,208	$33,677
Less: Net investment gains (losses)	(33)	(28)	(26)	(4)	363	24	(15)	281
Less: Net derivative gains (losses)	(3,654)	605	266	58	1,017	2	942	(764)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	32	1	—	34
Less: Other adjustments to revenues (1)	(8)	(89)	(93)	20	323	394	13	560
Total operating revenues	$10,009	$10,105	$3,921	$2,464	$5,388	$1,411	$268	$33,566
Total expenses	$8,354	$9,500	$3,062	$2,251	$4,907	$1,592	$1,189	$30,855
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1,134)	—	—	—	52	1	—	(1,081)
Less: Other adjustments to expenses (1)	410	—	55	126	266	328	197	1,382
Total operating expenses	$9,078	$9,500	$3,007	$2,125	$4,589	$1,263	$992	$30,554
Six Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Latin America	Asia	EMEA	Corporate & Other	Total
	(In millions)
Total revenues	$10,731	$9,647	$4,023	$2,575	$6,224	$1,747	$(71)	$34,876
Less: Net investment gains (losses)	77	11	174	(2)	125	8	(240)	153
Less: Net derivative gains (losses)	218	(59)	(54)	(36)	27	14	(201)	(91)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	10	(2)	—	7
Less: Other adjustments to revenues (1)	(44)	(83)	(51)	18	285	282	8	415
Total operating revenues	$10,481	$9,778	$3,954	$2,595	$5,777	$1,445	$362	$34,392
Total expenses	$8,800	$9,068	$2,743	$2,333	$5,205	$1,580	$975	$30,704
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(4)	—	—	—	7	(2)	—	1
Less: Other adjustments to expenses (1)	223	—	(25)	37	380	275	18	908
Total operating expenses	$8,581	$9,068	$2,768	$2,296	$4,818	$1,307	$957	$29,795

Consolidated Results — Operating

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$9,417	$9,313	$18,684	$18,566
Universal life and investment-type product policy fees	2,173	2,335	4,324	4,629
Net investment income	4,881	5,185	9,587	10,167
Other revenues	484	527	971	1,030
Total operating revenues	16,955	17,360	33,566	34,392
Operating expenses
Policyholder benefits and claims and policyholder dividends	10,385	9,503	19,978	18,950
Interest credited to policyholder account balances	1,314	1,342	2,615	2,673
Capitalization of DAC	(915)	(927)	(1,791)	(1,895)
Amortization of DAC and VOBA	1,015	1,001	1,896	1,954
Amortization of negative VOBA	(61)	(83)	(128)	(173)
Interest expense on debt	303	307	615	604
Other operating expenses	3,659	3,882	7,369	7,682
Total operating expenses	15,700	15,025	30,554	29,795
Provision for income tax expense (benefit)	285	539	707	1,133
Operating earnings	970	1,796	2,305	3,464
Less: Preferred stock dividends	46	31	52	61
Operating earnings available to common shareholders	$924	$1,765	$2,253	$3,403
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were lower investment yields, refinements made to DAC and certain insurance liabilities, the impact of our annual Retail variable annuity actuarial assumption review and unfavorable underwriting, partially offset by higher net investment income from portfolio growth.
Foreign Currency. Changes in foreign currency exchange rates had a $12 million negative impact on operating earnings for the second quarter of 2016 compared to the prior period.
Business Growth. We benefited from higher sales and business growth across many of our products. Growth in the investment portfolios of our Retail, Asia and Latin America segments generated higher net investment income. The changes in business growth discussed above resulted in a $144 million increase in operating earnings.
Market Factors. Market factors, including sustained low interest rates and volatile equity markets, continued to impact our investment yields. Excluding the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and by lower returns on real estate joint ventures and private equities. Additionally, lower investment earnings on our securities lending program resulted from the impact of a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These decreases were partially offset by higher income on interest rate derivatives. In our Retail segment, declines in our average separate account balances resulted in decreases in asset-based fee income. The changes in market factors discussed above resulted in a $328 million decrease in operating earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $141 million decrease in operating earnings and was primarily due to unfavorable mortality in our Retail segment, a charge related to an adjustment to reinsurance receivables in our Asia segment and higher non-catastrophe claim costs in our property & casualty businesses. The impact of our annual Retail variable annuity actuarial assumption review, which occurred in the current period, resulted in a net operating earnings decrease of $161 million. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $237 million decrease in operating earnings, primarily in our Retail segment.
Expenses and Taxes. The current period included a $58 million increase in operating earnings resulting from lower costs associated with corporate initiatives and projects and a decrease in employee-related costs. The Company’s effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Current period results include a $26 million tax charge related to the repatriation of earnings from Japan. Prior period results included a one-time tax benefit of $61 million related to a change in the tax rate in Japan. In addition, the current period includes a charge of $37 million related primarily to lower utilization of tax preferenced items.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were lower investment yields, refinements made to DAC and certain insurance liabilities, the impact of our annual Retail variable annuity actuarial assumption review and unfavorable underwriting, partially offset by higher net investment income from portfolio growth.
Foreign Currency. Changes in foreign currency exchange rates had a $49 million negative impact on operating earnings for the first half of 2016 compared to the prior period.
Business Growth. We benefited from higher sales and business growth across many of our products. Growth in the investment portfolios of our Retail, Asia and Latin America segments generated higher net investment income. The changes in business growth discussed above resulted in a $312 million increase in operating earnings.
Market Factors. Market factors, including sustained low interest rates and volatile equity markets, continued to impact our investment yields. Excluding the impact of inflation-indexed investments in the Latin America segment, investment yields decreased. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and by lower returns on private equities, hedge funds, real estate joint ventures and alternative investments. Additionally, lower investment earnings on our securities lending program resulted from the impact of a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These decreases were partially offset by higher income on interest rate derivatives. In our Retail segment, declines in our average separate account balances resulted in a decrease in asset-based fee income. The changes in market factors discussed above resulted in a $738 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Underwriting was mixed and resulted in a $132 million decrease in operating earnings as a result of unfavorable morbidity, higher non-catastrophe claim costs, a charge related to an adjustment to reinsurance receivables in our Asia segment and less favorable development of prior year non-catastrophe losses, partially offset by favorable mortality experience. The impact of our annual Retail variable annuity actuarial assumption review, which occurred in the current period, resulted in a net operating earnings decrease of $161 million. Refinements to DAC and certain insurance-related and other liabilities, which were recorded in both periods, resulted in a $254 million decrease in operating earnings, primarily in our Retail segment.
Expenses and Taxes. The current period included a $24 million increase in operating earnings resulting from lower costs associated with corporate initiatives and projects and a decrease in employee-related costs, partially offset by net adjustments to certain reinsurance assets and liabilities. The Company’s effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The current period includes one-time tax charges of $26 million related to the repatriation of earnings from Japan and $12 million in Chile related to a change in tax rate, offset by a one-time tax benefit of $25 million in Japan, also related to a change in tax rate. The $25 million benefit includes a one-time benefit of $20 million that pertains to prior periods; the $12 million tax charge includes a one-time charge of $10 million that pertains to prior periods. The prior period includes one-time tax benefits of $61 million related to a change in tax rate in Japan. In addition, the current period includes a charge of $55 million related primarily to lower utilization of tax preferenced items.

Segment Results and Corporate & Other
Retail
Business Overview. Retail annuity sales decreased 21% mainly as a result of lower variable annuity sales due to the sales suspension by a major distributor this year, partially offset by higher indexed annuity sales. Life sales decreased 8% mainly driven by declines in term and variable life products. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to market performance along with the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. While net flows are still negative, we are seeing improvements in surrenders and withdrawals, as well as increases in sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$1,695	$1,747	$3,435	$3,496
Universal life and investment-type product policy fees	1,156	1,252	2,305	2,488
Net investment income	1,950	2,003	3,830	3,983
Other revenues	224	263	439	514
Total operating revenues	5,025	5,265	10,009	10,481
Operating expenses
Policyholder benefits and claims and policyholder dividends	2,937	2,373	5,395	4,822
Interest credited to policyholder account balances	525	551	1,047	1,093
Capitalization of DAC	(245)	(257)	(500)	(504)
Amortization of DAC and VOBA	487	400	860	775
Interest expense on debt	1	—	3	(1)
Other operating expenses	1,124	1,220	2,273	2,396
Total operating expenses	4,829	4,287	9,078	8,581
Provision for income tax expense (benefit)	12	288	215	557
Operating earnings	$184	$690	$716	$1,343
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $77 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income. This increase was partially offset by increases in interest credited expenses. In our deferred annuities business, DAC amortization declined due to decreases in our in-force business.
Market Factors. A $129 million decrease in operating earnings was attributable to market factors, including sustained low interest rates and volatile equity markets. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities as proceeds from maturing investments were reinvested at lower yields. This reduction in income from lower yields was partially offset by lower interest credited expense in our deferred annuities business as a result of declines in average interest credited rates. Lower returns on private equities and real estate joint ventures and lower income on interest rate derivatives were partially offset by a decrease in DAC amortization. Declines in our average separate account balances resulted in decreases in asset-based fee income. In addition, costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”) were higher in the current period.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable mortality in our traditional life, universal life and income annuities businesses, resulted in a net decrease of $53 million in operating earnings. In our property & casualty business, catastrophe-related losses increased $5 million, mainly due to severe storm activity. Non-catastrophe claim costs increased by $14 million as a result of higher severities and frequencies in both our auto and homeowners businesses. Further, less favorable development of prior year non-catastrophe losses resulted in a $7 million decrease in operating earnings. The impact of our annual Retail variable annuity actuarial assumption review, which occurred in the current period, resulted in a net operating earnings decrease of $161 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a decrease in operating earnings of $227 million, primarily driven by a current period reserve adjustment resulting from modeling improvements in the reserving process in our universal life business.
Expenses. Operating earnings increased due to a decline in expenses of $14 million, mainly the result of lower employee-related costs.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $137 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income. Operating earnings also increased due to slightly higher fees, as average account balances grew. These increases were partially offset by increases in interest credited expenses. In our deferred annuities business, DAC amortization declined due to decreases in our in-force business, and costs associated with our variable annuity GMDBs were lower.
Market Factors. A $320 million decrease in operating earnings was attributable to market factors, including sustained low interest rates and volatile equity markets. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in income from lower yields was partially offset by lower interest credited expense in our deferred annuities business as a result of declines in average interest credited rates. Lower returns on private equities, hedge funds, real estate joint ventures and alternative investments, in addition to lower income on interest rate derivatives, also decreased operating earnings. Declines in our average separate account balances resulted in decreases in asset-based fee income. In addition, higher costs associated with our variable annuity GMDBs were partially offset by lower asset-based commissions.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable mortality in our universal life and income annuities business, partially offset by favorable mortality in our traditional life business, resulted in a net decrease of $8 million in operating earnings. In our property & casualty business, non-catastrophe claim costs increased by $22 million as a result of higher severities in both our auto and homeowners businesses and higher frequencies in our homeowners business, partially offset by lower frequencies in our auto business. Catastrophe-related losses increased $16 million, mainly due to severe storm activity. Further, less favorable development of prior year non-catastrophe losses resulted in a $20 million decrease in operating earnings. Favorable morbidity experience in our individual disability income business resulted in a $10 million increase in operating earnings. The impact of our annual Retail variable annuity actuarial assumption review, which occurred in the current period, resulted in a net operating earnings decrease of $161 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a decrease in operating earnings of $227 million, primarily driven by a current period reserve adjustment resulting from modeling improvements in the reserving process in our universal life business.
Expenses. Operating earnings increased due to a decline in expenses of $11 million, mainly the result of lower employee-related costs.

Group, Voluntary & Worksite Benefits
Business Overview. Premiums increased for most of our businesses as a result of a steadily improving and stabilizing U.S. labor market. Our dental and vision businesses generated premium growth due to sales and rate actions. In addition, we had strong persistency levels. New sales and increased enrollment in our voluntary businesses, as well as strong persistency in our life businesses, also furthered premium growth. In addition, the impact of experience adjustments on our term life participating contracts increased premiums; however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. Current period sales were up in our group products, relative to the prior period. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$4,276	$4,104	$8,570	$8,221
Universal life and investment-type product policy fees	197	183	382	371
Net investment income	458	481	905	959
Other revenues	117	114	248	227
Total operating revenues	5,048	4,882	10,105	9,778
Operating expenses
Policyholder benefits and claims and policyholder dividends	3,990	3,805	8,024	7,640
Interest credited to policyholder account balances	37	38	74	75
Capitalization of DAC	(39)	(36)	(75)	(72)
Amortization of DAC and VOBA	39	39	79	80
Interest expense on debt	1	—	1	—
Other operating expenses	685	681	1,397	1,345
Total operating expenses	4,713	4,527	9,500	9,068
Provision for income tax expense (benefit)	114	124	210	251
Operating earnings	$221	$231	$395	$459
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings. Growth in premiums, partially offset by a decrease in allocated equity, resulted in higher average invested assets, improving operating earnings. However, consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $30 million.
Market Factors. Investment yields decreased as a result of lower returns on private equities. In addition, the sustained low interest rate environment drove lower investment yields on our fixed maturity securities, which were partially offset by higher income on interest rate derivatives. The decrease in investment yields was slightly offset by the impact of lower crediting rates in the current period, which resulted in a net decrease in operating earnings of $20 million.

Underwriting. Favorable claims experience in our dental business combined with favorable morbidity in our voluntary products was offset by unfavorable claims experience in our disability business. The favorable claims experience in our dental business was due to favorable reserve development, partially offset by an increase in utilization. Favorable mortality in our term life and accidental death and dismemberment businesses, mainly due to favorable claims experience, was significantly offset by less favorable claims experience in our universal life businesses, which resulted in a $4 million increase in operating earnings. In our property & casualty business, non-catastrophe claim costs increased by $15 million, as a result of higher severities in both our auto and homeowners businesses and higher frequencies in our auto business. In addition, our property & casualty business experienced less favorable development of prior year non-catastrophe losses of $7 million and a slight increase in catastrophe losses.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings. Growth in premiums, partially offset by a decrease in allocated equity, resulted in higher average invested assets, improving operating earnings. However, consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $23 million.
Market Factors. Investment yields decreased as a result of lower returns on private equities, hedge funds and alternative investments. In addition, the sustained low interest rate environment drove lower investment yields on our fixed maturity securities, which were partially offset by higher income on interest rate derivatives. The decrease in investment yields was slightly offset by the impact of lower crediting rates in the current period, which resulted in a net decrease in operating earnings of $42 million.
Underwriting and Other Insurance Adjustments. Unfavorable claims experience in our disability, dental and long-term care businesses was partially offset by favorable claims experience in our voluntary business and resulted in a $44 million decrease in operating earnings. The unfavorable claims experience in our dental business was due to less favorable reserve development, partially offset by lower utilization. Favorable mortality in the current period, mainly due to favorable claims experience in our life business, resulted in a $52 million increase in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $20 million decrease in operating earnings. In our property & casualty business, non-catastrophe claim costs increased by $24 million, resulting from higher severities in our auto business along with higher frequencies in both our auto and homeowners businesses. A slight decline in catastrophe-related losses was more than offset by less favorable development of prior year non-catastrophe losses of $9 million.
Corporate Benefit Funding
Business Overview. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2016, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Despite the decline in funding ratios for defined benefit pension plans of S&P 500 companies, higher pension risk transfers resulted in an increase in premiums over the prior period. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$517	$319	$875	$737
Universal life and investment-type product policy fees	61	59	141	113
Net investment income	1,421	1,526	2,763	2,956
Other revenues	72	77	142	148
Total operating revenues	2,071	1,981	3,921	3,954
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,181	933	2,143	1,924
Interest credited to policyholder account balances	313	294	623	587
Capitalization of DAC	(1)	(4)	(1)	(10)
Amortization of DAC and VOBA	4	6	9	11
Interest expense on debt	2	1	4	2
Other operating expenses	109	130	229	254
Total operating expenses	1,608	1,360	3,007	2,768
Provision for income tax expense (benefit)	161	215	317	411
Operating earnings	$302	$406	$597	$775
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of lower deposits and funding agreement repayments in the current period were more than offset by increases in allocated equity and resulted in higher invested assets, which drove an increase in net investment income. This increase, was more than offset by an increase in interest credited expense, and resulted in a $3 million decrease in operating earnings.
Market Factors. An $81 million decrease in operating earnings was attributable to market factors, including volatile equity markets and sustained low interest rates. Investment yields decreased as a result of the impact of the sustained low interest rate environment on fixed maturity securities, lower returns on private equities and real estate joint ventures, as well as the favorable impact of a conversion of the securities accounting system in the prior period. Additionally, lower investment earnings on our securities lending program resulted from the impact of a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These unfavorable changes were partially offset by higher income on interest rate derivatives. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (“LIBOR”) and, as a result, a higher average interest credited rate drove an increase in interest credited expense.
Underwriting and Other Insurance Adjustments. Less favorable mortality from our income annuity, structured settlement and specialized life insurance products resulted in a $13 million decrease in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $15 million.
Expenses. Lower employee-related costs coupled with annual premium and other tax adjustments increased operating earnings by $12 million.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of lower deposits and funding agreement repayments in the current period were more than offset by increases in allocated equity and resulted in higher invested assets, which drove an increase in net investment income. This was offset by the related increase in interest credited expense.

Market Factors. A $154 million decrease in operating earnings was attributable to market factors, including volatile equity markets and sustained low interest rates. Investment yields decreased as a result of the impact of the sustained low interest rate environment on fixed maturity securities, lower returns on private equities and real estate joint ventures, as well as the favorable impact of a conversion of the securities accounting system in the prior period. Additionally, lower investment earnings on our securities lending program resulted from the impact of a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These unfavorable changes were partially offset by higher income on interest rate derivatives. In addition, higher average interest credited rates drove an increase in interest credited expense.
Underwriting and Other Insurance Adjustments. Less favorable mortality from our specialized life insurance products and pension risk transfer business resulted in a $17 million decrease in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $15 million.
Expenses. Lower employee-related costs coupled with annual premium and other tax adjustments increased operating earnings by $12 million.
Latin America
Business Overview. Total sales for Latin America increased primarily due to the impact of a large contract in Mexico in the current period. Excluding this large contract, the region experienced decreased sales of life products in Chile and our U.S. direct business and lower retirement product sales in Mexico. These decreases were partially offset by increased accident and health sales in Chile, Brazil and Argentina, as well as higher life sales in Mexico.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$716	$783	$1,407	$1,482
Universal life and investment-type product policy fees	269	301	537	595
Net investment income	247	283	504	501
Other revenues	9	7	16	17
Total operating revenues	1,241	1,374	2,464	2,595
Operating expenses
Policyholder benefits and claims and policyholder dividends	645	744	1,262	1,325
Interest credited to policyholder account balances	84	89	164	175
Capitalization of DAC	(96)	(100)	(193)	(211)
Amortization of DAC and VOBA	75	86	148	164
Amortization of negative VOBA	—	(1)	—	(1)
Other operating expenses	373	419	744	844
Total operating expenses	1,081	1,237	2,125	2,296
Provision for income tax expense (benefit)	32	21	74	52
Operating earnings	$128	$116	$265	$247
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $21 million for the second quarter of 2016 compared to the prior period mainly due to the weakening of the Mexican and Chilean pesos against the U.S. dollar.
Business Growth. Latin America experienced business growth across several lines of business within Mexico, as well as in the ProVida pension and U.S. direct businesses. This business growth resulted in increased premiums which was partially offset by the related changes in policyholder benefits. Positive net flows, primarily from Chile and Mexico, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by a corresponding increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in commissions, which were partially offset by increased DAC capitalization. The items discussed above resulted in a $19 million increase in operating earnings.

Market Factors. Changes in market factors resulted in a $2 million decrease to operating earnings as higher interest credited expenses were partially offset by higher investment yields. Investment yields increased primarily due to a current period change in the crediting rate on allocated equity in Mexico and Chile, partially offset by lower investment yields on fixed income securities in Chile.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $13 million increase to operating earnings, driven by lower claims experience in Mexico and U.S. direct business. Refinements to certain insurance liabilities and other adjustments in both the current and prior periods resulted in a $5 million increase to operating earnings.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $48 million for the first half of 2016 compared to the prior period mainly due to the weakening of the Mexican and Chilean pesos against the U.S. dollar.
Business Growth. Latin America experienced business growth across several lines of business within Mexico, as well as in the ProVida pension and U.S. direct businesses. This business growth resulted in increased premiums and policy fee income which was partially offset by the related changes in policyholder benefits. Positive net flows, primarily from Chile and Mexico, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by a corresponding increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in operating expenses and commissions, which were partially offset by higher DAC capitalization. The items discussed above resulted in a $50 million increase in operating earnings.
Market Factors. Changes in market factors resulted in a $2 million decrease to operating earnings as higher interest credited expenses were partially offset by higher investment yields. Investment yields increased primarily due to a current period change in the crediting rate on allocated equity in Mexico and Chile and higher yields from fixed income securities in Argentina due to higher interest rates in the country. These increases were partially offset by lower returns on alternative investments and lower yields on fixed income securities in Chile.
Underwriting and Other Insurance Adjustments. Favorable underwriting resulted in a $15 million increase in operating earnings driven by lower claims experience in Mexico and U.S. direct business. Refinements to certain insurance liabilities and other adjustments in both the current and prior periods resulted in an $8 million increase to operating earnings.
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

Asia
Business Overview. Sales decreased compared to the prior period primarily due to management actions taken to improve value creation in the region. In Japan, we have seen a successful shift in sales to foreign currency life products from yen life products. In addition, a decrease in accident and health sales was offset by an increase in annuity sales, which was driven by market conditions. In Australia, sales in our group business improved and in Hong Kong and Bangladesh, sales were higher due to agency expansion.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$1,681	$1,809	$3,339	$3,561
Universal life and investment-type product policy fees	370	400	720	797
Net investment income	678	679	1,296	1,363
Other revenues	16	28	33	56
Total operating revenues	2,745	2,916	5,388	5,777
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,324	1,375	2,560	2,715
Interest credited to policyholder account balances	324	328	643	665
Capitalization of DAC	(426)	(398)	(811)	(833)
Amortization of DAC and VOBA	304	336	590	662
Amortization of negative VOBA	(57)	(78)	(121)	(164)
Other operating expenses	877	869	1,728	1,773
Total operating expenses	2,346	2,432	4,589	4,818
Provision for income tax expense (benefit)	140	59	235	207
Operating earnings	$259	$425	$564	$752
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
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
Foreign Currency. The impact of changes in foreign currency exchange rates increased operating earnings by $12 million for the second quarter of 2016 compared to the prior period as a result of the strengthening of the Japanese yen, partially offset by the weakening of the Korean won against the U.S. dollar.
Business Growth. Asia’s premiums, fees and other revenues decreased from the prior period mainly driven by lower fixed annuity surrenders and the shift from premium-based to fee-based products in the current period, as well as the discontinuation of single premium products in our accident and health business in Japan in the third quarter of 2015. Positive net flows in Japan and Korea resulted in higher average invested assets and an increase in net investment income. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $25 million.
Market Factors. Investment returns were unfavorably impacted by lower interest rates on fixed maturity securities and lower returns on other limited partnership interests in Japan. The decreases in investment returns were partially offset by the favorable impact of increased foreign currency-denominated fixed annuities in Japan, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities. Lower investment yields, combined with the impact of foreign currency hedges, decreased operating earnings by $54 million.
Underwriting. Our results for the current period include a $44 million charge related to an adjustment to reinsurance receivables in Australia. In addition, favorable claims experience in Korea was offset by higher lapses in Japan.

Expenses and Taxes. Lower expenses, primarily driven by lower corporate overhead costs increased operating earnings by $7 million. Current period results include a $26 million tax charge related to the U.S. taxation of dividends from Japan. Prior period results include one-time tax benefits of $61 million related to a change in the tax rate and $12 million for the settlement of an audit, both in Japan.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
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
Foreign Currency. The impact of changes in foreign currency exchange rates increased operating earnings by $7 million for the first half of 2016 compared to the prior period as a result of the strengthening of the Japanese yen, partially offset by the weakening of the Korean won against the U.S. dollar.
Business Growth. Asia’s premiums, fees and other revenues decreased from the prior period mainly driven by lower fixed annuity surrenders and the shift from premium-based to fee-based products in the current period and the discontinuation of single premium products in our accident and health business in Japan in the third quarter of 2015. Positive net flows in Japan and Korea resulted in higher average invested assets and an increase in net investment income. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $47 million.
Market Factors. Investment returns were unfavorably impacted by lower interest rates on fixed maturity securities and lower returns on other limited partnership interests in Japan. The decreases in investment returns were partially offset by the favorable impact of increased foreign currency-denominated fixed annuities in Japan, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities. Lower investment yields, combined with the impact of foreign currency hedges, decreased operating earnings by $111 million.
Underwriting. Our results for the current period include a $44 million charge related to an adjustment to reinsurance receivables in Australia. Excluding this charge, favorable claims experience in Australia and Korea, which was partially offset by lower fixed annuity surrender gains and higher lapses in Japan increased operating earnings by $6 million.
Expenses and Taxes. Higher expenses, primarily driven by project costs in Japan reduced operating earnings by $16 million. Current period results include a $25 million tax benefit related to a change in the corporate tax rate in Japan, which includes a one-time benefit of $20 million that pertains to prior periods, and a $26 million tax charge related to the U.S. taxation of dividends from Japan. Prior period results include one-time tax benefits of $61 million related to a change in tax rate and $12 million for the settlement of an audit, both in Japan.

EMEA
Business Overview. Sales have increased due to growth in the U.K., Turkey and the Gulf, partially offset by strong prior period sales in Poland.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$519	$525	$1,019	$1,033
Universal life and investment-type product policy fees	95	114	190	216
Net investment income	83	84	163	167
Other revenues	19	19	39	29
Total operating revenues	716	742	1,411	1,445
Operating expenses
Policyholder benefits and claims and policyholder dividends	283	265	544	504
Interest credited to policyholder account balances	30	34	59	64
Capitalization of DAC	(106)	(132)	(207)	(265)
Amortization of DAC and VOBA	103	133	205	261
Amortization of negative VOBA	(4)	(4)	(7)	(8)
Other operating expenses	336	389	669	751
Total operating expenses	642	685	1,263	1,307
Provision for income tax expense (benefit)	10	7	21	18
Operating earnings	$64	$50	$127	$120
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $3 million for the second quarter of 2016 compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Russian ruble, Egyptian pound, Polish zloty and Turkish lira.
Business Growth. Operating earnings benefited from business growth in the Middle East, primarily in Turkey, as well as in the U.K., increasing operating earnings by $10 million.
Underwriting. Unfavorable underwriting, primarily in our employee benefits business in the U.K., largely offset by favorable underwriting, primarily in our employee benefits business in the Gulf, resulted in an operating earnings decrease of $2 million.
Expenses. Operating earnings increased by $15 million primarily due to expense discipline across the region and lower allocated corporate overhead expenses.
Taxes and Other. Our prior period results benefited from a $1 million tax benefit in Poland, as well as a $5 million increase to operating earnings as a result of the conversion to calendar year reporting for certain of our subsidiaries.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $8 million for the first half of 2016 compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Turkish lira, Russian ruble, Polish zloty and Egyptian pound.
Business Growth. Operating earnings benefited from business growth in the Middle East, primarily in Turkey, as well as in the U.K., increasing operating earnings by $20 million.
Underwriting. Unfavorable underwriting, primarily in our employee benefits business, resulted in an operating earnings decrease of $12 million.

Expenses. Operating earnings increased by $15 million primarily due to expense discipline across the region and lower allocated corporate overhead expenses.
Taxes and Other. Our prior period results benefited from a $4 million tax benefit in Poland, as well as a $7 million increase to operating earnings as a result of the conversion to calendar year reporting for certain of our subsidiaries. Our current period operating earnings included a $3 million benefit following the cancellation of a distribution agreement with one of our bancassurance partners.
Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$13	$26	$39	$36
Universal life and investment-type product policy fees	25	26	49	49
Net investment income	44	129	126	238
Other revenues	27	19	54	39
Total operating revenues	109	200	268	362
Operating expenses
Policyholder benefits and claims and policyholder dividends	25	8	50	20
Interest credited to policyholder account balances	1	8	5	14
Capitalization of DAC	(2)	—	(4)	—
Amortization of DAC and VOBA	3	1	5	1
Interest expense on debt	299	306	607	603
Other operating expenses	155	174	329	319
Total operating expenses	481	497	992	957
Provision for income tax expense (benefit)	(184)	(175)	(365)	(363)
Operating earnings	(188)	(122)	(359)	(232)
Less: Preferred stock dividends	46	31	52	61
Operating earnings available to common shareholders	$(234)	$(153)	$(411)	$(293)
The table below presents operating earnings available to common shareholders by source, net of income tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Other business activities	$5	$12	$13	$24
Other net investment income	28	83	81	154
Interest expense on debt	(196)	(199)	(396)	(392)
Preferred stock dividends	(46)	(31)	(52)	(61)
Corporate initiatives and projects	(36)	(58)	(64)	(97)
Incremental tax benefit	54	71	112	155
Other	(43)	(31)	(105)	(76)
Operating earnings available to common shareholders	$(234)	$(153)	$(411)	$(293)
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.

Other Business Activities. Operating earnings from other business activities decreased $7 million. This was primarily due to lower operating earnings from the assumed reinsurance from our former operating joint venture in Japan, reflecting lower fund returns and a reduction in in-force due to surrenders, partially offset by higher income from start-up operations.
Other Net Investment Income. A $55 million decrease in other net investment income was driven by lower returns on real estate joint ventures and private equities, as well as lower investment yields on fixed maturity securities as a result of the sustained low interest environment.
Preferred Stock Dividends. Preferred stock dividends increased by $15 million. In June 2015, MetLife, Inc. repurchased its 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred stock”) for which dividends were paid quarterly. Also in June 2015, MetLife, Inc. issued 1,500,000 shares of 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”) for which dividends were paid semi-annually commencing December 15, 2015 and ending on June 15, 2020, and paid quarterly thereafter.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $22 million, primarily due to decreased costs associated with enterprise-wide initiatives taken by the Company.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The $17 million decrease in tax benefit is mainly due to lower utilization of tax preferenced items.
Other. The current period included a $12 million decrease in operating earnings primarily resulting from higher information technology and marketing costs, as well as an increase in interest on uncertain tax positions.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities decreased $11 million. This was primarily due to lower operating earnings from the assumed reinsurance from our former operating joint venture in Japan, reflecting lower fund returns and a reduction in in-force due to surrenders, partially offset by higher income from start-up operations.
Other Net Investment Income. A $73 million decrease in other net investment income was driven by lower returns on real estate joint ventures, private equities and alternative investments, as well as lower yields on fixed maturity securities as a result of the sustained low interest environment.
Preferred Stock Dividends. Preferred stock dividends decreased by $9 million due to the repurchase of MetLife, Inc.’s Series B preferred stock and the issuance of MetLife, Inc.’s Series C preferred stock.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $33 million, primarily due to decreased costs associated with enterprise-wide initiatives taken by the Company.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The $43 million decrease in tax benefit is mainly due to lower utilization of tax preferenced items.
Other. The current period included a $29 million decrease in operating earnings primarily resulting from net adjustments to certain reinsurance assets and liabilities and an increase in interest on uncertain tax positions.

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, weakness in the energy and metals and mining sectors and political and/or economic instability of countries and regions outside the EU, including China, Ukraine, Russia, Brazil, Japan, Jordan, Lebanon, Turkey and Puerto Rico, as well as Europe’s perimeter region and Cyprus, have contributed to global market volatility.
Events following the U.K.’s referendum on June 23, 2016 and the uncertainties associated with its potential withdrawal from the EU have contributed to market volatility. The risk of market volatility may spread beyond the U.K., and could be intensified by foreign exchange risks. These factors could contribute to weakening GDP growth, primarily in the U.K. and Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the exit negotiations and negotiations regarding trade and other arrangements.
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
European Region Investments
Excluding Europe’s perimeter region and Cyprus which are discussed below, our holdings of sovereign debt, corporate debt and perpetual hybrid securities in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) were concentrated in the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. We maintain general account investments in the European Region to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European Region operations invest in the region for diversification. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities. At June 30, 2016, our exposure to fixed maturity securities and perpetual hybrid securities classified as non-redeemable preferred stock in the European Region totaled $39.5 billion, at estimated fair value, of which $8.8 billion was in sovereign fixed maturity securities. See Also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Region Investments” included in the 2015 Annual Report for further information.
Selected Country and Sector Investments
Recent country specific volatility due to local economic and/or political concerns, as well as recent weakness in certain sectors, has affected the performance of certain of our investments.

We have exposure to such volatility, as we maintain general account investments in Europe’s perimeter region and Cyprus, and also in the U.K., Turkey, Brazil, Russia, Puerto Rico, Jordan, Lebanon and Ukraine, to support our insurance operations and related policyholder liabilities in these countries; and we also have exposure through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of Europe’s perimeter region and Cyprus totaled $227 million and $1.8 billion, at estimated fair value, respectively, at June 30, 2016. Our exposure to both sovereign fixed maturity securities and total fixed maturity securities of Greece was less than $1 million at estimated fair value, at June 30, 2016. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of the U.K., Turkey, Brazil, Russia, Puerto Rico, Jordan, Lebanon and Ukraine totaled $1.4 billion and $14.3 billion, at estimated fair value, respectively, at June 30, 2016. Our exposure to Puerto Rico political subdivision fixed maturities is in the form of secured revenue securities and we have no general obligation securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments” included in the 2015 Annual Report for further information by country. See “ — Mortgage Loans” for information about U.K. mortgage loan investments.
There has been an increased focus on energy sector and metals and mining sector investments as a result of lower energy, oil and commodity prices. Our net exposure to energy sector fixed maturity securities was $9.9 billion (comprised of fixed maturity securities of $9.8 billion at estimated fair value and related net written credit default swaps of $35 million at notional value), of which 80% were investment grade, with unrealized gains of $459 million at June 30, 2016. Our net exposure to metals and mining sector fixed maturity securities was $2.1 billion (comprised of fixed maturity securities of $2.1 billion at estimated fair value and related net purchased credit default swaps of $6 million at notional value), of which 73% were investment grade, with unrealized gains of $83 million at June 30, 2016.
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

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2016		2015		2016		2015
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2),(3)	4.40%	$3,539	4.79%	$3,665	4.41%	$7,167	4.72%	$7,234
Mortgage loans (3)	4.94%	851	5.10%	801	4.81%	1,658	4.95%	1,531
Real estate and real estate joint ventures	2.84%	63	7.40%	189	3.11%	139	5.23%	270
Policy loans	5.24%	147	5.22%	151	5.21%	296	5.23%	303
Equity securities	4.55%	33	4.58%	35	4.78%	70	4.30%	66
Other limited partnerships	6.86%	120	12.38%	250	4.78%	166	11.50%	465
Cash and short-term investments	1.23%	31	1.05%	33	1.10%	56	1.02%	66
Other invested assets		247		223		518		550
Total before investment fees and expenses	4.61%	5,031	5.08%	5,347	4.58%	10,070	4.99%	10,485
Investment fees and expenses	(0.14)	(150)	(0.15)	(162)	(0.15)	(317)	(0.15)	(318)
Net investment income including divested businesses and lag elimination (4), (5)	4.47%	4,881	4.93%	5,185	4.43%	9,753	4.84%	10,167
Less: net investment income from divested businesses and lag elimination (4), (5)		—		—		(166)		—
Net investment income (5)		$4,881		$5,185		$9,587		$10,167
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

(2)
Investment income (loss) includes amounts for FVO and trading securities of $10 million and $16 million for the three months and six months ended June 30, 2016, respectively, and $2 million and $39 million for the three months and six months ended June 30, 2015, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net investment income — in the above yield table	$4,881	$5,185	$9,587	$10,167
Investment hedge adjustments	(188)	(180)	(409)	(380)
Operating joint venture adjustments	—	(4)	5	(3)
Divested businesses and lag elimination (1)	—	—	166	—
Contractholder-directed unit-linked investments	191	(55)	94	622
Incremental net investment income from CSEs	3	1	3	2
Net investment income — GAAP consolidated statements of operations	$4,887	$4,947	$9,446	$10,408
__________________

(1)
The amount of $166 million for the six months ended June 30, 2016, relates to the impact of converting the Company’s Japan operations to calendar year-end reporting. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

See “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015” and “— Results of Operations — Consolidated Results — Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015” for an analysis of the period over period changes in net investment income.
Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities available-for-sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	June 30, 2016		December 31, 2015
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$335,922	86.7%	$302,400	86.1%
Privately-placed	51,586	13.3	49,002	13.9
Total fixed maturity securities	$387,508	100.0%	$351,402	100.0%
Percentage of cash and invested assets	69.1%		69.1%
Equity securities
Publicly-traded	$2,108	63.2%	$2,184	65.8%
Privately-held	1,225	36.8	1,137	34.2
Total equity securities	$3,333	100.0%	$3,321	100.0%
Percentage of cash and invested assets	0.6%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$586		$819
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$881		$1,216
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
In connection with our investment management business, we manage privately-placed and infrastructure fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These privately-placed and infrastructure fixed maturity securities had an estimated fair value of $7.3 billion and $6.1 billion at June 30, 2016 and December 31, 2015, respectively. These assets are not included in our interim condensed consolidated financial statements.
During the second quarter of 2016, we commenced management of below investment grade fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These fixed maturity securities had an estimated fair value of $297 million at June 30, 2016. These assets are not included in our interim condensed consolidated financial statements.
Also in connection with our investment management business, we manage index investment portfolios that track the return of standard industry fixed income and equity market indices such as the Barclay’s U.S. Aggregate Bond Index and S&P 500® Index. These assets had an estimated fair value of $26.9 billion and $26.0 billion at June 30, 2016 and December 31, 2015, respectively, and are included within separate account assets in our interim condensed consolidated financial statements.
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

	June 30, 2016
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$45,192	11.7%	$1,364	40.9%
Level 2
Independent pricing sources	284,748	73.5	1,141	34.2
Internal matrix pricing or discounted cash flow techniques	36,406	9.4	146	4.4
Significant other observable inputs	321,154	82.9	1,287	38.6
Level 3
Independent pricing sources	6,924	1.8	529	15.9
Internal matrix pricing or discounted cash flow techniques	12,958	3.3	138	4.1
Independent broker quotations	1,280	0.3	15	0.5
Significant unobservable inputs	21,162	5.4	682	20.5
Total estimated fair value	$387,508	100.0%	$3,333	100.0%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2016 are as follows:

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

•
During the three months ended June 30, 2016, Level 3 fixed maturity securities increased by $759 million, or 4%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss), partially offset by net transfers out of Level 3.

•
During the six months ended June 30, 2016, Level 3 fixed maturity securities increased by $348 million, or 2%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss), partially offset by net transfers out of Level 3.

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

The following table presents total fixed maturity securities by Nationally Recognized Statistical Rating Organizations (“NRSRO”) rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		June 30, 2016				December 31, 2015
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$253,333	$30,931	$284,264	73.4%	$234,176	$16,627	$250,803	71.4%
2	Baa	75,619	5,501	81,120	20.9	77,313	2,210	79,523	22.6
	Subtotal investment grade	328,952	36,432	365,384	94.3	311,489	18,837	330,326	94.0
3	Ba	14,610	377	14,987	3.9	15,314	(172)	15,142	4.3
4	B	5,954	(89)	5,865	1.5	5,083	(244)	4,839	1.4
5	Caa and lower	1,196	(39)	1,157	0.3	1,036	5	1,041	0.3
6	In or near default	109	6	115	—	42	12	54	—
	Subtotal below investment grade	21,869	255	22,124	5.7	21,475	(399)	21,076	6.0
	Total fixed maturity securities	$350,821	$36,687	$387,508	100.0%	$332,964	$18,438	$351,402	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
June 30, 2016
U.S. corporate	$46,762	$44,218	$8,924	$3,881	$752	$78	$104,615
U.S. government and agency	69,225	512	—	—	—	—	69,737
Foreign corporate	25,028	29,867	3,408	810	98	1	59,212
Foreign government	54,827	4,319	2,102	953	60	—	62,261
RMBS	42,934	757	427	219	225	36	44,598
State and political subdivision	16,721	610	60	—	19	—	17,410
ABS	15,646	815	52	2	3	—	16,518
CMBS	13,121	22	14	—	—	—	13,157
Total fixed maturity securities	$284,264	$81,120	$14,987	$5,865	$1,157	$115	$387,508
Percentage of total	73.4%	20.9%	3.9%	1.5%	0.3%	—%	100.0%

December 31, 2015
U.S. corporate	$43,448	$44,158	$9,163	$3,532	$493	$—	$100,794
U.S. government and agency	61,646	—	—	—	—	—	61,646
Foreign corporate	23,368	29,362	3,621	732	114	1	57,198
Foreign government	43,911	4,098	1,730	395	326	39	50,499
RMBS	37,394	560	579	177	78	9	38,797
State and political subdivision	14,818	599	10	—	14	—	15,441
ABS	13,646	702	24	3	14	5	14,394
CMBS	12,572	44	15	—	2	—	12,633
Total fixed maturity securities	$250,803	$79,523	$15,142	$4,839	$1,041	$54	$351,402
Percentage of total	71.4%	22.6%	4.3%	1.4%	0.3%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both June 30, 2016 and December 31, 2015. The tables below present our U.S. and foreign corporate securities holdings at:

	June 30, 2016		December 31, 2015
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
U.S. and foreign (1) corporate fixed maturity securities — by industry:
Industrial	$48,854	29.8%	$44,710	28.3%
Consumer	37,710	23.0	37,317	23.6
Finance	35,313	21.6	33,050	20.9
Utility	25,270	15.4	27,770	17.6
Communications	13,638	8.3	11,559	7.3
Other	3,042	1.9	3,586	2.3
Total	$163,827	100.0%	$157,992	100.0%
__________________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
We held $74.3 billion and $65.8 billion of structured securities, at estimated fair value, at June 30, 2016 and December 31, 2015, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
The table below presents our RMBS holdings at:

	June 30, 2016			December 31, 2015
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$22,613	50.7%	$784	$20,604	53.1%	$578
Pass-through securities	21,985	49.3	591	18,193	46.9	305
Total RMBS	$44,598	100.0%	$1,375	$38,797	100.0%	$883
By risk profile:
Agency	$31,122	69.8%	$1,275	$26,214	67.6%	$763
Prime	2,025	4.5	50	1,960	5.1	41
Alt-A	6,320	14.2	27	5,990	15.4	(18)
Sub-prime	5,131	11.5	23	4,633	11.9	97
Total RMBS	$44,598	100.0%	$1,375	$38,797	100.0%	$883
Ratings profile:
Rated Aaa/AAA	$31,638	70.9%		$26,809	69.1%
Designated NAIC 1	$42,934	96.3%		$37,394	96.4%
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

Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we have increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $4.6 billion and $4.0 billion with unrealized gains (losses) of $16 million and $74 million at June 30, 2016 and December 31, 2015, respectively.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	June 30, 2016			December 31, 2015
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$8,407	50.9%	$(224)	$7,698	53.5%	$(144)
Foreign residential loans	1,472	8.9	33	1,365	9.5	32
Student loans	1,528	9.2	(35)	1,284	8.9	(30)
Automobile loans	1,780	10.8	6	1,153	8.0	—
Credit card loans	1,420	8.6	20	831	5.8	27
Other loans	1,911	11.6	29	2,063	14.3	11
Total	$16,518	100.0%	$(171)	$14,394	100.0%	$(104)
Ratings profile:
Rated Aaa/AAA	$9,399	56.9%		$7,510	52.2%
Designated NAIC 1	$15,646	94.7%		$13,646	94.8%

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	June 30, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2005	$151	$167	$22	$22	$27	$28	$39	$40	$12	$13	$251	$270
2006	293	298	58	58	53	53	16	17	—	—	420	426
2007	461	469	130	131	84	86	—	—	113	114	788	800
2008 - 2010	5	5	—	—	—	—	—	—	—	—	5	5
2011	482	519	23	24	62	66	—	—	—	—	567	609
2012	490	534	370	391	488	512	8	9	—	—	1,356	1,446
2013	1,109	1,182	790	847	621	617	11	9	—	—	2,531	2,655
2014	978	1,031	957	991	268	261	—	—	—	—	2,203	2,283
2015	2,687	2,830	465	475	318	318	10	9	—	—	3,480	3,632
2016	910	948	31	32	36	38	13	13	—	—	990	1,031
Total	$7,566	$7,983	$2,846	$2,971	$1,957	$1,979	$97	$97	$125	$127	$12,591	$13,157
Ratings Distribution		60.7%		22.6%		15.0%		0.7%		1.0%		100.0%

	December 31, 2015
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2005	$187	$198	$95	$101	$33	$35	$47	$48	$10	$10	$372	$392
2006	1,061	1,070	79	79	76	77	50	56	—	—	1,266	1,282
2007	477	486	144	145	84	87	—	—	123	125	828	843
2008 - 2010	5	5	—	—	13	13	—	—	—	—	18	18
2011	560	593	23	24	63	64	—	—	—	—	646	681
2012	506	534	368	376	500	513	8	9	1	1	1,383	1,433
2013	989	1,036	696	735	893	925	12	10	—	—	2,590	2,706
2014	854	859	939	937	453	459	1	1	—	—	2,247	2,256
2015	2,258	2,227	445	436	325	327	32	32	—	—	3,060	3,022
Total	$6,897	$7,008	$2,789	$2,833	$2,440	$2,500	$150	$156	$134	$136	$12,410	$12,633
Ratings Distribution		55.5%		22.4%		19.8%		1.2%		1.1%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 99.7% and 99.5% of total CMBS at June 30, 2016 and December 31, 2015, respectively.
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

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $30 million and $159 million for the three months and six months ended June 30, 2016, respectively, and $11 million and $29 million for the three months and six months ended June 30, 2015, respectively. Impairments of fixed maturity securities were $14 million and $92 million for the three months and six months ended June 30, 2016, respectively, and $2 million and $20 million for the three months and six months ended June 30, 2015, respectively. Impairments of equity securities were $16 million and $67 million for the three months and six months ended June 30, 2016, respectively, and $9 million for both the three months and six months ended June 30, 2015.
Credit-related impairments of fixed maturity securities were $10 million and $81 million for the three months and six months ended June 30, 2016, respectively, and $2 million and $20 million for the three months and six months ended June 30, 2015, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $30 million for the three months ended June 30, 2016, as compared to $11 million for the three months ended June 30, 2015. The most significant increases in OTTI losses were in U.S. and foreign corporate securities and common stock, which comprised $24 million for the three months ended June 30, 2016, as compared to $9 million for the three months ended June 30, 2015. An increase of $8 million in OTTI losses on U.S. and foreign corporate securities was concentrated in the industrial industry and reflected the impact of lower oil prices on the energy sector. The increase in OTTI losses on common stock was $7 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, and was also concentrated in the industrial industry and reflected the impact of lower oil prices on the energy sector.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $159 million for the six months ended June 30, 2016 as compared to $29 million in the prior period. The most significant increases in OTTI losses were in U.S. and foreign corporate securities and common stock, which comprised $149 million for the six months ended June 30, 2016, as compared to $14 million for the six months ended June 30, 2015. An increase of $77 million in OTTI losses on U.S. and foreign corporate securities was concentrated in the industrial industry and reflected the impact of lower oil prices on the energy sector and weakening foreign currencies on non-functional currency denominated fixed maturity securities. The increase in OTTI losses on common stock was $58 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, and was also concentrated in the industrial industry and reflected the impact of lower oil prices on the energy sector.
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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO securities”). FVO securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to the contractholder and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. FVO securities also include securities held by CSEs. We previously maintained a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involved the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. In June 2016, we commenced a reinvestment of this portfolio into other asset classes. FVO and trading securities were $14.3 billion and $15.0 billion at estimated fair value, or 2.6% and 3.0% of total cash and invested assets, at June 30, 2016 and December 31, 2015, respectively. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	June 30, 2016				December 31, 2015
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$45,165	65.2%	$367	0.8%	$44,012	65.8%	$217	0.5%
Agricultural	13,434	19.4	41	0.3%	13,188	19.7	42	0.3%
Residential	10,659	15.4	59	0.6%	9,734	14.5	59	0.6%
Total	$69,258	100.0%	$467	0.7%	$66,934	100.0%	$318	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located outside the U.S., which includes 6% of properties located in the U.K., at June 30, 2016. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 18%, 12% and 8%, respectively, of total mortgage loans at June 30, 2016. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located outside the U.S., as of June 30, 2016. The carrying value of our residential mortgage loans located in California, Florida, and New York were 34%, 8%, and 6%, respectively, of total mortgage loans at June 30, 2016.

In connection with our investment management business, we manage commercial mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial mortgage loans had an estimated fair value of $2.7 billion and $2.0 billion at June 30, 2016 and December 31, 2015, respectively. These assets are not included in our interim condensed consolidated financial statements.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 65% of total mortgage loans at both June 30, 2016 and December 31, 2015. The tables below present the diversification across geographic regions and property types of commercial mortgage loans:

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$10,183	22.5%	$9,583	21.8%
Middle Atlantic	8,291	18.4	8,154	18.5
International	8,114	18.0	7,889	17.9
South Atlantic	5,765	12.8	6,127	13.9
West South Central	4,228	9.4	4,311	9.8
East North Central	2,115	4.7	2,346	5.3
New England	1,423	3.1	1,367	3.1
Mountain	1,549	3.4	1,117	2.5
West North Central	509	1.1	520	1.2
East South Central	618	1.4	512	1.2
Multi-Region and Other	2,370	5.2	2,086	4.8
Total recorded investment	45,165	100.0%	44,012	100.0%
Less: valuation allowances	367		217
Carrying value, net of valuation allowances	$44,798		$43,795
Property Type
Office	$22,055	48.8%	$21,525	48.9%
Retail	11,109	24.6	10,466	23.8
Apartment	5,872	13.0	5,171	11.7
Hotel	4,048	9.0	4,396	10.0
Industrial	2,008	4.4	2,334	5.3
Other	73	0.2	120	0.3
Total recorded investment	45,165	100.0%	44,012	100.0%
Less: valuation allowances	367		217
Carrying value, net of valuation allowances	$44,798		$43,795
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both June 30, 2016 and December 31, 2015, and our average debt service coverage ratio was 2.7x and 2.6x at June 30, 2016 and December 31, 2015, respectively. Our debt service coverage ratio and the values utilized in calculating the ratio are updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. Our loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 43% at both June 30, 2016 and December 31, 2015. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 6 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the six months ended June 30, 2016 and 2015.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, 75% were located in the U.S., with the remaining 25% located outside the U.S., at June 30, 2016. The carrying value of our real estate investments located in Japan, California and New Jersey were 21%, 16% and 9%, respectively, of total real estate investments at June 30, 2016.
Real estate investments by type consisted of the following at:

	June 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Traditional	$8,607	95.0%	$7,859	93.2%
Real estate joint ventures and funds	337	3.7	482	5.7
Subtotal	8,944	98.7	8,341	98.9
Foreclosed (commercial, agricultural and residential)	48	0.5	45	0.5
Real estate held-for-investment	8,992	99.2	8,386	99.4
Real estate held-for-sale	71	0.8	47	0.6
Total real estate and real estate joint ventures	$9,063	100.0%	$8,433	100.0%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2015 Annual Report for a discussion of the types of investments reported within traditional real estate and real estate joint ventures and funds. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $13.5 billion and $12.4 billion at June 30, 2016 and December 31, 2015, respectively.
In connection with our investment management business, we manage real estate investments on behalf of institutional clients, which are unaffiliated investors. These real estate investments had an estimated fair value of $4.1 billion and $3.8 billion at June 30, 2016 and December 31, 2015, respectively. These assets are not included in our interim condensed consolidated financial statements.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $7.0 billion and $7.1 billion at June 30, 2016 and December 31, 2015, respectively, which included $1.8 billion and $1.9 billion of hedge funds, at June 30, 2016 and December 31, 2015, respectively.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	June 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$23,563	74.0%	$14,406	64.0%
Tax credit and renewable energy partnerships	3,077	9.7	3,145	13.9
Leveraged leases, net of non-recourse debt	1,635	5.1	1,712	7.6
Direct financing leases	1,160	3.7	1,076	4.8
Funds withheld	807	2.5	771	3.4
Operating joint ventures	766	2.4	605	2.7
Other	826	2.6	809	3.6
Total	$31,834	100.0%	$22,524	100.0%
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $9.8 billion and $9.3 billion, or 1.8% and 1.8% of total cash and invested assets, at June 30, 2016 and December 31, 2015, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $7.9 billion and $7.5 billion, or 1.4% and 1.5% of total cash and invested assets, at June 30, 2016 and December 31, 2015, respectively.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2016 and December 31, 2015.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and six months ended June 30, 2016 and 2015.

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
Derivatives categorized as Level 3 at June 30, 2016 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate options with certain unobservable inputs including the unobservable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At June 30, 2016, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
The gain (loss) on Level 3 derivatives primarily relates to interest rate total return swaps with unobservable repurchase rates, certain purchased equity index options that are valued using models dependent on an unobservable market correlation input, equity variance swaps that are valued using observable equity volatility data plus an unobservable equity variance spread and foreign currency swaps and forwards that are valued using an unobservable portion of the swap yield curves. Other significant inputs, which are observable, include equity index levels, equity volatility and the swap yield curves. We validate the reasonableness of these inputs by valuing the positions using internal models and comparing the results to broker quotations.
The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Gain (loss) recognized in net income (loss)	$165 million	$228 million
Percentage of gain (loss) attributable to observable inputs	81%	47%
Primary drivers of observable gain (loss)	Decreases in interest rates on interest rate total return swaps; increases in certain equity volatility levels; and increases in certain equity index levels.
Decreases in interest rates on interest rate total return swaps; weakening of the U.S. dollar versus foreign currencies on receive inflation-linked foreign currency, pay U.S. dollar forwards and swaps; decreases in certain equity volatility levels; and increases in certain equity index levels.

Percentage of gain (loss) attributable to unobservable inputs	19%	53%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2016		December 31, 2015
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$1,823	$(21)	$1,870	$(6)
Written (2)	11,183	96	10,311	65
Total	$13,006	$75	$12,181	$59
__________________

(1)
At June 30, 2016 there were no purchased credit default swaps held in relation to the trading portfolio. At December 31, 2015 purchased credit default swaps held in relation to the trading portfolio amounted to $175 million in gross notional amount and ($2) million in estimated fair value.

(2)
At June 30, 2016, there were no written credit default swaps held in relation to the trading portfolio. At December 31, 2015, written credit default swaps held in relation to the trading portfolio amounted to $20 million in gross notional amount and ($2) million in estimated fair value.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$—	$(32)	$(32)	$3	$2	$5	$6	$(33)	$(27)	$12	$(19)	$(7)
Written (3), (4)	12	—	12	(1)	(33)	(34)	33	(36)	(3)	18	(48)	(30)
Total	$12	$(32)	$(20)	$2	$(31)	$(29)	$39	$(69)	$(30)	$30	$(67)	$(37)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $0 and ($10) million, respectively, for the three months ended June 30, 2016 and $4 million and ($4) million, respectively, for the six months ended June 30, 2016. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $2 million and ($1) million, respectively, for the three months ended June 30, 2015 and $3 million and ($3) million, respectively, for the six months ended June 30, 2015.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $9 million and $0, respectively, for the three months ended June 30, 2016 and $3 million and ($3) million, respectively, for the six months ended June 30, 2016. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were not significant for the three months ended June 30, 2015 and $1 million and $0, respectively, for the six months ended June 30, 2015.

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
Collateral for Securities Lending, Repurchase Agreement Transactions, Third-Party Custodian Administered Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $198 million and $50 million at estimated fair value at June 30, 2016 and December 31, 2015, respectively. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We participate in repurchase and reverse repurchase agreement transactions. In connection with these transactions, we obtain fixed maturity securities as collateral from unaffiliated financial institutions, which can be re-pledged, and which have not been recorded on our consolidated balance sheets. The amount of these securities and the amount which were re-pledged was $310 million and $106 million, respectively, at estimated fair value at June 30, 2016. We had no such securities as of December 31, 2015. See “— Investments — Repurchase Agreement Transactions” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of our repurchase and reverse repurchase agreements, and the classification of the associated net receivable/payable and expense.

We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $545 million and $738 million at June 30, 2016 and December 31, 2015, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $564 million and $781 million at June 30, 2016 and December 31, 2015, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $3.4 billion and $2.2 billion at June 30, 2016 and December 31, 2015, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space, information technology and other equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” and Note 21 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Retail:

	June 30, 2016
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Life & Other
Greater than 0% but less than 2%	$91	$91
Equal to 2% but less than 4%	$12,848	$5,533
Equal to or greater than 4%	$10,491	$6,584
Annuities
Greater than 0% but less than 2%	$3,572	$2,992
Equal to 2% but less than 4%	$30,536	$27,244
Equal to or greater than 4%	$2,273	$2,233
__________________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At June 30, 2016, excess interest reserves were $105 million and $325 million for Life & Other and Annuities, respectively.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group, Voluntary & Worksite Benefits:

	June 30, 2016
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$4,920	$4,912
Equal to 2% but less than 4%	$1,937	$1,937
Equal to or greater than 4%	$698	$672
__________________

(1)	These amounts are not adjusted for policy loans.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	June 30, 2016
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities
Greater than 0% but less than 2%	$20,452	$3,147
Equal to 2% but less than 4%	$1,089	$431
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$8,239	$7,862
Equal to 2% but less than 4%	$19,607	$9,025
Equal to or greater than 4%	$269	$269
__________________

(1)
Excludes negative VOBA liabilities of $1.1 billion at June 30, 2016, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities associated with the acquisition of American Life and Delaware American Life Insurance Company (collectively, “ALICO”). These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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
Certain guarantees, including portions thereof, have insurance liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of certain guaranteed minimum withdrawal benefit (“GMWBs”), and the non-life contingent portions of both GMWBs and GMIBs that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.
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
The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In millions)
Americas
GMDB	$1,151	$937	$—	$—
GMIB	2,694	2,410	3,958	(507)
GMAB	—	—	26	9
GMWB	154	127	1,225	338
Asia
GMDB	26	25	—	—
GMAB	—	—	57	37
GMWB	94	89	292	151
EMEA
GMDB	2	2	—	—
GMAB	—	—	23	16
GMWB	8	8	1	(63)
Corporate & Other
GMDB	4	13	—	—
GMAB	—	—	46	13
GMWB	170	104	1,702	951
Total	$4,303	$3,715	$7,330	$945

The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $1,924 million and $462 million at June 30, 2016 and December 31, 2015, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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
GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at June 30, 2016:

	Total Account Value (1)
	Americas	Asia & EMEA	Corporate & Other
	(In millions)
Return of premium or five to seven year step-up	$100,549	$9,111	$10,829
Annual step-up	27,139	—	—
Roll-up and step-up combination	36,665	—	—
Total	$164,353	$9,111	$10,829
__________________

(1)
Total account value excludes $2.2 billion for contracts with no GMDBs. Further, many of our annuity contracts offer more than one type of guarantee such that GMDB amounts listed above are not mutually exclusive to the amounts in the living benefit guarantees table below.

Based on total account value, less than 39% of our GMDBs included enhanced death benefits such as the annual step-up or roll-up and step-up combination products. We expect the above GMDB risk profile to be relatively consistent for the foreseeable future.

Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at June 30, 2016:

	Total Account Value (1)
	Americas	Asia & EMEA	Corporate & Other
	(In millions)
GMIB	$89,934	$—	$—
GMWB - non-life contingent (2)	5,442	2,607	2,275
GMWB - life-contingent	22,927	4,114	7,625
GMAB	701	1,317	929
	$119,004	$8,038	$10,829
__________________

(1)
Total account value excludes $47.5 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $1,108 million with a guarantee at annuitization.
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
The table below presents our GMIB associated total account values, by their guaranteed payout basis, at June 30, 2016:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$31,906
7-year setback, 1.5% interest rate	5,264
10-year setback, 1.5% interest rate	17,963
10-year mortality projection, 10-year setback, 1.0% interest rate	30,532
10-year mortality projection, 10-year setback, 0.5% interest rate	4,269
$89,934
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 33% of the $89.9 billion of GMIB total account value has been invested in managed volatility funds as of June 30, 2016. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of June 30, 2016, only 17% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of six years.

Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $4,150 million at June 30, 2016, of which $3,927 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at June 30, 2016:

	In-the- Moneyness	Total Account Value	% of Total
	(Dollars in millions)
In-the-money	30% +	$3,955	4%
	20% to 30%	2,993	3%
	10% to 20%	4,893	5%
	0% to 10%	8,680	10%
		20,521
Out-of-the-money	-10% to 0%	13,480	15%
	-20% to -10%	5,918	7%
	-20% +	50,015	56%
		69,413
Total GMIBs		$89,934
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	June 30, 2016			December 31, 2015
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$28,844	$4,388	$1,688	$23,430	$2,056	$966
	Interest rate futures	5,756	1	11	3,915	4	5
	Interest rate options	20,635	2,063	—	24,923	994	7
Foreign currency exchange rate	Foreign currency forwards	2,903	213	21	2,305	29	7
	Foreign currency futures	121	—	2	135	—	—
Equity market	Equity futures	12,500	3	194	7,104	61	18
	Equity options	52,683	1,895	1,214	54,113	1,541	1,041
	Variance swaps	23,608	209	682	23,437	195	636
	Total rate of return swaps	4,001	59	35	3,803	47	58
	Total	$151,051	$8,831	$3,847	$143,165	$4,927	$2,738
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $10.6 billion and $11.1 billion at June 30, 2016 and December 31, 2015, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $245.5 billion and $229.4 billion at June 30, 2016 and December 31, 2015, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, in regulatory custodial accounts or on deposit with regulatory agencies; (iv) investments held in trust in support of collateral financing arrangements; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
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

	Six Months Ended June 30,
	2016	2015
	(In millions)
Sources:
Operating activities, net	$6,255	$6,888
Changes in policyholder account balances, net	1,455	—
Changes in payables for collateral under securities loaned and other transactions, net	8,594	205
Short-term debt issued, net	3	—
Long-term debt issued	—	1,492
Preferred stock issued, net of issuance costs	—	1,485
Other, net	—	52
Effect of change in foreign currency exchange rates on cash and cash equivalents	352	—
Total sources	16,659	10,122
Uses:
Investing activities, net	9,908	6,760
Changes in policyholder account balances, net	—	1,939
Long-term debt repaid	1,264	1,020
Collateral financing arrangements repaid	26	32
Treasury stock acquired in connection with share repurchases	70	1,000
Repurchase of preferred stock	—	905
Preferred stock repurchase premium	—	27
Dividends on preferred stock	52	61
Dividends on common stock	854	814
Other, net	170	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	298
Total uses	12,344	12,856
Net increase (decrease) in cash and cash equivalents	$4,315	$(2,734)
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
Common Stock
During the six months ended June 30, 2016 and 2015, MetLife, Inc. issued 2,211,616 and 5,002,977 new shares of its common stock for $88 million and $196 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the six months ended June 30, 2016 and 2015, we issued $9.3 billion and $8.2 billion, respectively, and repaid $8.0 billion and $7.7 billion, respectively, under funding agreements with certain regional FHLBs. At June 30, 2016 and December 31, 2015, total obligations outstanding under these funding agreements were $16.8 billion and $15.5 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the six months ended June 30, 2016 and 2015, we issued $18.8 billion and $24.7 billion, respectively, and repaid $21.9 billion and $25.7 billion, respectively, under such funding agreements. At June 30, 2016 and December 31, 2015, total obligations outstanding under these funding agreements were $29.0 billion and $31.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the six months ended June 30, 2016 and 2015, we issued $650 million and $0, respectively, and repaid $500 million and $0, respectively, under such funding agreements. At June 30, 2016 and December 31, 2015, total obligations outstanding under these funding agreements were $2.7 billion and $2.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.

Credit and Committed Facilities
 At June 30, 2016, we maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $11.6 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2016, we had outstanding $720 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.3 billion at June 30, 2016.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At June 30, 2016, $6.2 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding. Remaining availability was $2.6 billion at June 30, 2016.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	June 30, 2016	December 31, 2015 (1)
	(In millions)
Short-term debt	$103	$100
Long-term debt (2), (3)	$16,539	$17,889
Collateral financing arrangements	$4,113	$4,139
Junior subordinated debt securities	$3,168	$3,168
__________________

(1)	Net of $100 million of debt issuance costs, which were reported in other assets at December 31, 2015.

(2)
Excludes $47 million and $60 million at June 30, 2016 and December 31, 2015, respectively, of long-term debt relating to CSEs — FVO (see Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements). For more information regarding long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.

(3)
Includes $403 million of non-recourse debt at both June 30, 2016 and December 31, 2015, for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment subsidiaries.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable covenants at June 30, 2016.
Dispositions
There were no cash proceeds from dispositions during either of the six months ended June 30, 2016 or 2015. In July 2016, MetLife, Inc. completed the sale to MassMutual of MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, for $280 million. See “— Executive Summary — Other Key Information — Significant Events” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:

Common Stock Repurchases
Utilizing authorizations from the MetLife, Inc. Board of Directors, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”)) and in privately negotiated transactions. See “Unregistered Sales of Equity Securities and Use of Proceeds — Issuer Purchases of Equity Securities.”
During the six months ended June 30, 2016 and 2015, MetLife, Inc. repurchased 1,445,864 shares and 20,176,185 shares of common stock in the open market purchases for $70 million and $1.0 billion, respectively.
At June 30, 2016, MetLife, Inc. had no remaining common stock repurchase authorizations. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “— Industry Trends — Regulatory Developments — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” See also “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock was as follows for the six months ended June 30, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate	Series C Per Share	Series C Aggregate
			(In millions, except per share data)
May 16, 2016	May 31, 2016	June 15, 2016	$0.256	$7	$—	$—	$26.250	$39
March 7, 2016	February 29, 2016	March 15, 2016	$0.253	6	$—	—	$—	—
				$13		$—		$39

May 15, 2015	May 31, 2015	June 15, 2015	$0.256	$7	$0.406	$24	$—	$—
March 5, 2015	February 28, 2015	March 16, 2015	$0.250	6	$0.406	24	$—	—
				$13		$48		$—
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends for the Series B preferred stock, which was redeemed in 2015, ended with the June 15, 2015 payment date. Dividends are paid semi-annually in accordance with the terms of MetLife, Inc.’s Series C preferred stock, commencing December 15, 2015 and ending on June 15, 2020 and, thereafter, are paid quarterly.

Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the six months ended June 30, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
April 26, 2016	May 9, 2016	June 13, 2016	$0.400	$441
January 6, 2016	February 5, 2016	March 14, 2016	$0.375	413
				$854

April 28, 2015	May 11, 2015	June 12, 2015	$0.375	$420
January 6, 2015	February 6, 2015	March 13, 2015	$0.350	394
				$814
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to June 30, 2016.
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
Debt Repayments
In June 2016, MetLife, Inc. repaid at maturity its $1.3 billion 6.750% senior notes.
In 2016, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $26 million in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangements on the consolidated balance sheets.
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

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2016 and 2015, general account surrenders and withdrawals from annuity products were $1.7 billion and $1.8 billion, respectively. In the Corporate Benefit Funding segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, at June 30, 2016 there were no funding agreements or other capital market products that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2016 and December 31, 2015, we had received cash collateral of $13.7 billion and $6.6 billion, respectively. At June 30, 2016 and December 31, 2015, we had pledged cash collateral of $412 million and $241 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit or financial strength rating, as applicable, would have required $1 million of additional collateral be provided to our counterparties as of June 30, 2016. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $32.0 billion and $30.2 billion at June 30, 2016 and December 31, 2015, respectively. Of these amounts, $8.4 billion and $10.1 billion at June 30, 2016 and December 31, 2015, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2016 was $8.2 billion, over 99% of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Acquisitions
There were no acquisitions during either of the six months ended June 30, 2016 or 2015.
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

Liquid Assets
At June 30, 2016 and December 31, 2015, MetLife, Inc. and other MetLife holding companies had $4.9 billion and $6.4 billion, respectively, in liquid assets. Of these amounts, $3.5 billion and $5.3 billion were held by MetLife, Inc. and $1.4 billion and $1.1 billion were held by other MetLife holding companies, at June 30, 2016 and December 31, 2015, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received from counterparties in connection with derivatives; (ii) investments held in trust in support of collateral financing arrangements; and (iii) investments pledged in support of derivatives.
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
The table below sets forth the dividends permitted to be paid in 2016 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the six months ended June 30, 2016:

	2016
Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$2,500	$3,753
American Life Insurance Company	$—	$—
MetLife Insurance Company USA	$—	$586
Metropolitan Property and Casualty Insurance Company	$—	$233	(2)
Metropolitan Tower Life Insurance Company	$—	$70
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
In addition to the amounts presented in the table above, for the six months ended June 30, 2016, MetLife, Inc. received cash of $70 million from certain of its other subsidiaries, of which $20 million represented a dividend and $50 million represented a return of capital.

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
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either June 30, 2016 or December 31, 2015.
Credit and Committed Facilities
In June 2016, MetLife, Inc. entered into a five-year agreement with an indirect wholly-owned subsidiary, MetLife Ireland Treasury Limited (“MITL”), to borrow up to $1.25 billion on a revolving basis, at interest rates based on the Internal Revenue Service safe harbor interest rate in effect at the time of the borrowing. MetLife, Inc. may borrow funds under the agreement at MITL’s discretion and subject to the availability of funds. There were no outstanding borrowings at June 30, 2016.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for information about MetLife, Inc.’s unsecured credit facility.
MetLife, Inc. maintains a committed facility with a capacity of $425 million. At June 30, 2016, MetLife, Inc. had outstanding $425 million in letters of credit and no drawdowns against this facility. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $11.2 billion at June 30, 2016. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2016	December 31, 2015 (1)
	(In millions)
Long-term debt — unaffiliated	$15,577	$16,927
Long-term debt — affiliated	$3,100	$3,314
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,734	$1,733
__________________

(1)	Net of $82 million of debt issuance costs, which were reported in other assets at December 31, 2015.

Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable covenants at June 30, 2016.
Dispositions
There were no cash proceeds from dispositions during either of the six months ended June 30, 2016 or 2015.
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
Affiliated Capital Transactions
During the six months ended June 30, 2016 and 2015, MetLife, Inc. invested a net amount of $1.3 billion and $176 million, respectively, in various subsidiaries. The investment in the first quarter of 2016 included a cash capital contribution of $1.5 billion to MetLife USA.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $1.2 billion at both June 30, 2016 and December 31, 2015.
In April 2016, American Life issued a $140 million short-term note to MetLife, Inc. which was repaid in June 2016. The short-term note bore interest at six-month LIBOR plus 1.00%.
Repayments of Affiliated Long-term Debt
In June and March 2016, MetLife, Inc. repaid $204 million and $10 million, respectively, of affiliated long-term debt to MetLife Exchange Trust I, at maturity, in exchange for returns of capital. The long-term notes bore interest at three-month LIBOR plus 0.70%.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See “— The Company — Liquidity and Capital Uses — Support Agreements.”
Acquisitions
There were no acquisitions by MetLife, Inc. during either of the six months ended June 30, 2016 or 2015.
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

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	operating revenues	(i)	revenues
(ii)	operating expenses	(ii)	expenses
(iii)	operating earnings	(iii)	net income (loss)
(iv)	operating earnings available to common shareholders	(iv)	net income (loss) available to MetLife, Inc.’s common shareholders
(v)	free cash flow of all holding companies	(v)	MetLife, Inc.’s net cash provided by operating activities
See “— Results of Operations” for reconciliations of these measures to the most directly comparable historical GAAP measures. A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is not accessible on a forward-looking basis because we believe it is not possible to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a significant impact on net income.
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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. In addition, for the three months ended March 31, 2016 and the six months ended June 30, 2016, operating revenues and operating expenses exclude the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods and is referred to as lag elimination. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

•
Net investment income: (i) includes investment hedge adjustments, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iv) excludes certain amounts related to contractholder-directed unit-linked investments, and (v) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other revenues are adjusted for settlements of foreign currency earnings hedges.

The following additional adjustments are made to expenses, in the line items indicated, in calculating operating expenses:

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2015 Annual Report; (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016; and (iii) Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2015 Annual Report, MLIC received approximately 3,856 asbestos-related claims in 2015. During the six months ended June 30, 2016 and 2015, MLIC received approximately 2,348 and 2,022 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2016.
Regulatory Matters
Sale and Replacement of Variable Annuities and FINRA Letter of Acceptance, Waiver and Consent
MSI has entered into a Letter of Acceptance, Waiver and Consent with FINRA (hereinafter, the “Letter”). In the Letter, FINRA stated that, from 2009 through 2014, MSI violated certain National Association of Securities Dealers and FINRA rules in connection with replacements of certain variable annuities and the sale of certain riders on such annuities. MSI was censured, paid a $20 million fine and will pay an additional $5 million to impacted customers. MSI has accrued this amount.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
The fiduciary for the Union Carbide Employees’ Pension Plan alleged that MLIC, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. The parties have resolved this matter, and the court has dismissed the action.
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which MLIC has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order. One class member is seeking further review by the Illinois Supreme Court.

Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by MLIC in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that MLIC has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted MLIC’s motion to dismiss. Plaintiffs have filed a notice appealing this ruling.
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on MLIC’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material with respect to these two features was misleading as to MLIC’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. The Company intends to defend this action vigorously.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2015 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “First Quarter 2016 Report”). Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report.
Economic Environment and Capital Markets-Related Risks
The following updates and replaces in its entirety the risk factor entitled “If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2015 Annual Report.
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
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Events following the U.K.’s referendum on June 23, 2016 and the uncertainties associated with its potential withdrawal from the EU have contributed to market volatility. Such events and uncertainties, combined with foreign exchange risks, could contribute to weakening GDP growth, primarily in the U.K. and Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and EU as a result of the exit negotiations and negotiations regarding trade and other arrangements. Additionally, weakness in the energy and metals and mining sectors and concerns about the political and/or economic stability of countries in regions outside the EU, including China, Ukraine, Russia, Brazil, Japan, Turkey, Jordan and Lebanon, as well as Puerto Rico, have contributed to global market volatility. Concerns about global economic conditions, capital markets and the solvency of certain EU member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems, have also been a cause of elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” Any of these factors could have significant adverse effects on the economy and financial markets generally.
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

We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Lower interest rates generally increase account values in the near term, but may result in lower returns in fixed income options in the future. Decreases in account values reduce certain fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to our captive reinsurers.
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
Difficult conditions in the global capital markets and the economy may continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” in the 2015 Annual Report, as amended or supplemented by the First Quarter 2016 Report and below, and “Risk Factors — Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2015 Annual Report.
Regulatory and Legal Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report. There have been no material changes to other sections of such risk factor, which include: “U.S. Regulation — Insurance Regulation,” “U.S. Regulation — U.S. Federal Regulation Affecting Insurance,” “U.S. Regulation — ERISA Considerations,” “International Regulation — Solvency Regimes,” and “General.”
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
U.S. Regulation
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order.

If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. However, many of the regulatory requirements that would apply to us if we were again so designated have not been finalized. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, the Federal Reserve Board has issued an advance notice of proposed rulemaking but not yet finally determined the enhanced capital requirements that would apply to insurance company non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI, our business and competitive position could be materially and adversely affected by any requirement of the Federal Reserve Board requiring insurers that are non-bank SIFIs to comply with capital standards or regimes that do not take into account the insurance business model and the differences between banks and insurers. The capital requirements outlined in the advance notice of proposed rulemaking that would apply to MetLife, Inc., were it to be re-designated as a non-bank SIFI, could also constrain our ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect our capital. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether.
The Federal Reserve Board previously implemented stress testing requirements for non-bank SIFIs that will apply once capital standards are adopted. It has also indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, and recently issued a notice of proposed rulemaking addressing the governance, risk management and liquidity requirements it is proposing to apply to insurance company non-bank SIFIs. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc., were it to be re-designated as a non-bank SIFI, remains unclear.
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

International Regulation
Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. G-SII designation is an annual process, and the IAIS published revised assessment methodology in June 2016. While the regulatory standards that would apply to G-SIIs are still being developed, they will include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and, therefore, has no consolidated group regulator, the impact on MetLife, Inc. of such proposals is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers,” as well as “Business — Regulation — International Regulation — Global Systemically Important Insurers” included in the 2015 Annual Report.
Risks Related to Our Business
The following updates and replaces in its entirety the risk factor entitled “Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report.
Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability
Our international operations face political, legal, financial, operational and other risks. These operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets; the imposition of limits on foreign ownership of local companies which may increase our dependence on joint venture counterparties and/or impact how we account for our joint venture ownership interests; changes in laws (including tax laws and regulations), their application or interpretation; political instability (including any resulting economic or trade sanctions); dividend limitations; price controls; changes in applicable currency; currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations and the imposition of regulations limiting our ability to distribute our products. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulation.”
Part of our international insurance operations may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations to policyholders and claimants resulting from the insolvency of insurance companies. We cannot predict the timing and scope of any assessments that may be made in the future, which may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. See “Business — Regulation — International Regulation” in the 2015 Annual Report and “Quantitative and Qualitative Disclosures About Market Risk,” as well as “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report and above.
We have operations in regions where the legal and political systems and regulatory frameworks are subject to instability and disruptions. For example, instability has increased in many parts of the Middle East, as well as the U.K., China, Brazil, Turkey, Ukraine and Russia. Lack of legal certainty and stability in these regions exposes our operations there to increased risk of disruption and to adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business in these regions.

On June 23, 2016, the U.K. held a referendum regarding its membership in the EU, resulting in a narrow vote in favor of leaving the EU. While significant, this vote does not initiate the withdrawal process. The member withdrawal provisions in the applicable EU treaty have not been used before so it is unclear how the provisions will work in practice. Assuming the U.K. initiates the withdrawal process by giving notice that it is withdrawing from the EU, the relevant treaty provides that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period (unless such period is extended by unanimous vote of the other EU member states). It is currently anticipated that the withdrawal agreement would deal with the details of the immediate exit but would not set out final trade arrangements or deal comprehensively with other potentially significant matters. Upon effectiveness of the withdrawal agreement, or, if no agreement is concluded in the two-year period, at the end of the period, the U.K. will no longer be a member of the EU. In the meantime, however, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations which may be modified or eliminated as a result of the U.K. exiting the EU. Operating expenses within our businesses could increase as a result of uncertainties during the negotiation period and in the event of an eventual U.K. withdrawal.
We have market presence in numerous countries and increased exposure to risks posed by local and regional economic conditions. China, Europe and Japan continue to experience overall sluggish economic performance, with concerns over low inflation. We face substantial exposure to the Japanese economy given our operations there. Unfavorable economic conditions in Japan, as well as in China and Europe, could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments, all of which could have a material adverse effect on our business, results of operations and financial condition. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.” Certain EU member states, including Europe’s perimeter region, have been particularly affected by the sluggish economy, resulting in increased national debts and depressed economic activity. We have significant operations and investments in certain of these countries, including Europe’s perimeter region, which could be adversely affected by economic developments such as higher taxes, growing inflation, deflation, decreasing government spending, rising unemployment and currency instability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment,” as well as “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability,” in the 2015 Annual Report.
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
Capital-Related Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2015 Annual Report. There have been no material changes to other sections of such risk factor, which include: “Regulatory Restrictions,” “ ‘Dividend Stopper’ Provisions in Our Preferred Stock and Junior Subordinated Debentures,” “Trigger Events for the Restrictions on the Payment of Dividends on Our Preferred Stock and Restrictions on the Payment of Interest on Our Junior Subordinated Debentures,” “Dividends on Our Preferred Stock Are Subject to Declaration by Our Board of Directors,” and “Optional Deferral of Interest on the Junior Subordinated Debentures.”

Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish
The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. There is no requirement or assurance that we will declare and pay any dividends. If MetLife, Inc.’s designation as a non-bank SIFI is reinstated, we also may be subject to restrictions arising from Federal Reserve regulation, including capital planning and stress testing requirements. The capital requirements that will apply to non-bank SIFIs are unclear. Furthermore, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report and above. In addition, our ability to pay dividends on our common stock and repurchase our common stock is subject to restrictions arising from the terms of our preferred stock, junior subordinated debentures and trust securities, so called “dividend stopper” provisions, in situations where we may be experiencing financial stress. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife’s Fixed-to-Floating Exchangeable Surplus Trust Securities, which are exchangeable for junior subordinated debentures, and which contain terms with the same substantive effects in this discussion as the terms of MetLife, Inc.’s junior subordinated debentures. In addition, our ability to pay dividends on our preferred stock and interest on our junior subordinated debentures is also restricted by the terms of those securities. We may also be restricted from time to time in our ability to repurchase shares or to enter into share repurchase programs under Rule 10b5-1 of the Exchange Act. That rule requires, among other things, that we establish any share repurchase program in good faith at a time when we are not aware of any material non-public information in order for us to have an affirmative defense against accusations of insider trading. Therefore, we may be unable to repurchase shares or to enter into share repurchase programs during various periods of time, including periods of significant corporate reorganization such as a spin-off or a sale of a substantial portion of the Company.
General Risks
The following updates and replaces in its entirety the risk factor entitled “We May Be Unable to Attract and Retain Sales Representatives for Our Products” included in the 2015 Annual Report.
We May Experience Difficulty in Marketing and Distributing Products Through Our Distribution Channels
Following completion in July 2016 of the sale of MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including MetLife’s affiliated broker-dealer, MSI, we distribute our products through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
When our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2016 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2016	620	$44.05	—	$—
May 1 — May 31, 2016	40	$42.91	—	$—
June 1 — June 30, 2016	839	$42.13	—	$—
__________________

(1)
During the periods April 1 through April 30, 2016, May 1 through May 31, 2016 and June 1 through June 30, 2016, separate account index funds purchased 620 shares, 40 shares and 839 shares, respectively, of common stock on the open market in nondiscretionary transactions. Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc.

(2)
At June 30, 2016, MetLife, Inc. had no remaining authorizations approved by its Board of Directors to purchase shares of common stock. Common stock repurchases, if and when authorized by the Board of Directors, are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2015 Annual Report, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.

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

10.1
Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, and Esther Lee on May 25, 2016; Steven A. Kandarian on May 31, 2016; Steven J. Goulart on June 2, 2016; and Maria M. Morris on June 8, 2016.*

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
______________
*Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Peter M. Carlson
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 4, 2016

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

10.1
Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, and Esther Lee on May 25, 2016; Steven A. Kandarian on May 31, 2016; Steven J. Goulart on June 2, 2016; and Maria M. Morris on June 8, 2016.*

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
______________
*Indicates management contracts or compensatory plans or arrangements.

E - 1