Form 10-Q
period 2016-09-30
METLIFE INC
filed 2016-11-03
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
At October 31, 2016, 1,099,135,417 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2016 (Unaudited) and December 31, 2015 and for the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited))	3
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	9
	Note 3 — Disposition	18
	Note 4 — Insurance	18
	Note 5 — Deferred Policy Acquisition Costs and Value of Business Acquired	20
	Note 6 — Closed Block	20
	Note 7 — Investments	23
	Note 8 — Derivatives	37
	Note 9 — Fair Value	54
	Note 10 — Goodwill	76
	Note 11 — Equity	77
	Note 12 — Other Expenses	81
	Note 13 — Employee Benefit Plans	82
	Note 14 — Earnings Per Common Share	83
	Note 15 — Contingencies, Commitments and Guarantees	83
	Note 16 — Subsequent Event	91
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	92
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	181
Item 4.	Controls and Procedures	182

Part II — Other Information
Item 1.	Legal Proceedings	183
Item 1A.	Risk Factors	185
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	188
Item 6.	Exhibits	189

Signatures		190

Exhibit Index		E - 1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the pending withdrawal of the United Kingdom from the European Union, other disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) unanticipated developments that could delay, prevent or otherwise adversely affect the separation of Brighthouse Financial; (9) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, including failure to achieve projected operational benefit from such transactions; (c) entry into joint ventures, or (d) legal entity reorganizations; (10) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; including any separated business’ incurrence of debt in connection with such a separation; (11) investment losses and defaults, and changes to investment valuations; (12) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (13) impairments of goodwill and realized losses or market value impairments to illiquid assets; (14) defaults on our mortgage loans; (15) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (16) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (17) downgrades in our claims paying ability, financial strength or credit ratings; (18) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (19) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (20) differences between actual claims experience and underwriting and reserving assumptions; (21) ineffectiveness of risk management policies and procedures; (22) catastrophe losses; (23) increasing cost and limited market capacity for statutory life insurance reserve financings; (24) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (25) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (26) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (27) MetLife, Inc.’s and its subsidiary holding companies’ primary reliance, as holding companies, on dividends from its subsidiaries to meet its free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (28) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (29) changes in accounting standards, practices and/or policies; (30) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (31) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (32) difficulties in marketing and distributing products through our distribution channels; (33) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (34) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (35) any failure to protect the confidentiality of client information; (36) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; (37) restrictions, liabilities, losses or indemnification obligations arising from any transitional services or tax arrangements related to the separation of any business, or from the failure of such a separation to qualify for any intended tax-free treatment; and (38) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $353,913 and $332,964, respectively; includes $3,533 and $4,277, respectively, relating to variable interest entities)	$390,442	$351,402
Equity securities available-for-sale, at estimated fair value (cost: $2,838 and $2,997, respectively)	3,289	3,321
Fair value option and trading securities, at estimated fair value (includes $0 and $404, respectively, of actively traded securities; and $9 and $13, respectively, relating to variable interest entities)	14,730	15,024
Mortgage loans (net of valuation allowances of $330 and $318, respectively; includes $143 and $172, respectively, at estimated fair value, relating to variable interest entities; includes $481 and $314, respectively, under the fair value option)	71,156	67,102
Policy loans (includes $0 and $4, respectively, relating to variable interest entities)	11,177	11,258
Real estate and real estate joint ventures (includes $33 and $47, respectively, of real estate held-for-sale)	9,186	8,433
Other limited partnership interests (includes $15 and $27, respectively, relating to variable interest entities)	6,878	7,096
Short-term investments, principally at estimated fair value (includes $0 and $26, respectively, relating to variable interest entities)	11,655	9,299
Other invested assets, principally at estimated fair value (includes $31 and $43, respectively, relating to variable interest entities)	30,278	22,524
Total investments	548,791	495,459
Cash and cash equivalents, principally at estimated fair value (includes $0 and $85, respectively, relating to variable interest entities)	15,883	12,752
Accrued investment income (includes $1 and $23, respectively, relating to variable interest entities)	4,197	3,988
Premiums, reinsurance and other receivables (includes $4 and $21, respectively, relating to variable interest entities)	26,178	22,702
Deferred policy acquisition costs and value of business acquired (includes $0 and $240, respectively, relating to variable interest entities)	24,748	24,130
Current income tax recoverable	—	161
Goodwill	9,592	9,477
Other assets (includes $3 and $148, respectively, relating to variable interest entities)	7,867	7,666
Separate account assets (includes $0 and $1,022, respectively, relating to variable interest entities)	315,648	301,598
Total assets	$952,904	$877,933
Liabilities and Equity
Liabilities
Future policy benefits (includes $0 and $716, respectively, relating to variable interest entities)	$208,561	$191,879
Policyholder account balances (includes $0 and $21, respectively, relating to variable interest entities)	216,192	202,722
Other policy-related balances (includes $0 and $238, respectively, relating to variable interest entities)	14,857	14,255
Policyholder dividends payable	763	720
Policyholder dividend obligation	3,352	1,783
Payables for collateral under securities loaned and other transactions	44,422	36,871
Short-term debt	201	100
Long-term debt (includes $38 and $63, respectively, at estimated fair value, relating to variable interest entities)	16,553	18,023
Collateral financing arrangements	4,084	4,139
Junior subordinated debt securities	3,168	3,194
Current income tax payable	151	—
Deferred income tax liability	14,359	10,592
Other liabilities (includes $0 and $81, respectively, relating to variable interest entities)	32,127	23,561
Separate account liabilities (includes $0 and $1,022, respectively, relating to variable interest entities)	315,648	301,598
Total liabilities	874,438	809,437
Contingencies, Commitments and Guarantees (Note 15)
Redeemable noncontrolling interests in partially-owned consolidated subsidiaries	—	77
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,161,994,036 and 1,159,590,766 shares issued, respectively; 1,098,985,931 and 1,098,028,525 shares outstanding, respectively	12	12
Additional paid-in capital	30,797	30,749
Retained earnings	37,054	35,519
Treasury stock, at cost; 63,008,105 and 61,562,241 shares, respectively	(3,172)	(3,102)
Accumulated other comprehensive income (loss)	13,595	4,771
Total MetLife, Inc.’s stockholders’ equity	78,286	67,949
Noncontrolling interests	180	470
Total equity	78,466	68,419
Total liabilities and equity	$952,904	$877,933
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Premiums	$10,391	$10,375	$29,501	$28,940
Universal life and investment-type product policy fees	2,296	2,346	6,926	7,174
Net investment income	5,464	3,959	14,910	14,367
Other revenues	366	484	1,340	1,497
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(8)	(43)	(94)	(51)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(6)	16	(12)	4
Other net investment gains (losses)	271	409	644	582
Total net investment gains (losses)	257	382	538	535
Net derivative gains (losses)	(1,051)	485	(1,815)	394
Total revenues	17,723	18,031	51,400	52,907
Expenses
Policyholder benefits and claims	10,855	10,334	30,807	28,943
Interest credited to policyholder account balances	1,820	647	4,646	3,940
Policyholder dividends	312	354	951	1,024
Goodwill impairment	260	—	260	—
Other expenses	3,928	4,533	11,366	12,665
Total expenses	17,175	15,868	48,030	46,572
Income (loss) before provision for income tax	548	2,163	3,370	6,335
Provision for income tax expense (benefit)	(25)	965	480	1,855
Net income (loss)	573	1,198	2,890	4,480
Less: Net income (loss) attributable to noncontrolling interests	(4)	(5)	2	4
Net income (loss) attributable to MetLife, Inc.	577	1,203	2,888	4,476
Less: Preferred stock dividends	6	6	58	67
Preferred stock repurchase premium	—	—	—	42
Net income (loss) available to MetLife, Inc.’s common shareholders	$571	$1,197	$2,830	$4,367
Comprehensive income (loss)	$(463)	$1,653	$11,809	$760
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(3)	2	97	42
Comprehensive income (loss) attributable to MetLife, Inc.	$(460)	$1,651	$11,712	$718

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.52	$1.07	$2.57	$3.90
Diluted	$0.51	$1.06	$2.55	$3.86
Cash dividends declared per common share	$0.400	$0.375	$1.175	$1.100
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2015	$—	$12	$30,749	$35,519	$(3,102)	$4,771	$67,949	$470	$68,419
Treasury stock acquired in connection with share repurchases					(70)		(70)		(70)
Stock-based compensation			48				48		48
Dividends on preferred stock				(58)			(58)		(58)
Dividends on common stock				(1,295)			(1,295)		(1,295)
Change in equity of noncontrolling interests							—	(387)	(387)
Net income (loss)				2,888			2,888	2	2,890
Other comprehensive income (loss), net of income tax						8,824	8,824	95	8,919
Balance at September 30, 2016	$—	$12	$30,797	$37,054	$(3,172)	$13,595	$78,286	$180	$78,466

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at December 31, 2014	$1	$12	$30,543	$32,020	$(1,172)	$10,649	$72,053	$507	$72,560
Repurchase of preferred stock	(1)		(1,459)				(1,460)		(1,460)
Preferred stock repurchase premium				(42)			(42)		(42)
Preferred stock issuance			1,483				1,483		1,483
Treasury stock acquired in connection with share repurchases					(1,107)		(1,107)		(1,107)
Stock-based compensation			159				159		159
Dividends on preferred stock				(67)			(67)		(67)
Dividends on common stock				(1,234)			(1,234)		(1,234)
Change in equity of noncontrolling interests							—	(64)	(64)
Net income (loss)				4,476			4,476	4	4,480
Other comprehensive income (loss), net of income tax						(3,758)	(3,758)	38	(3,720)
Balance at September 30, 2015	$—	$12	$30,726	$35,153	$(2,279)	$6,891	$70,503	$485	$70,988
__________________

(1)
Net income (loss) attributable to noncontrolling interests did not exclude any gains of redeemable noncontrolling interests in partially-owned consolidated subsidiaries at September 30, 2016. Net income (loss) attributable to noncontrolling interests excluded losses of redeemable noncontrolling interests in partially-owned consolidated subsidiaries of less than $1 million at September 30, 2015.

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$9,183	$9,527
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	101,614	109,308
Equity securities	1,019	478
Mortgage loans	10,518	9,775
Real estate and real estate joint ventures	323	1,644
Other limited partnership interests	1,025	859
Purchases of:
Fixed maturity securities	(108,418)	(105,128)
Equity securities	(802)	(431)
Mortgage loans	(14,686)	(13,814)
Real estate and real estate joint ventures	(958)	(977)
Other limited partnership interests	(806)	(935)
Cash received in connection with freestanding derivatives	3,258	2,376
Cash paid in connection with freestanding derivatives	(4,317)	(2,887)
Cash received under repurchase agreements (Note 7)	—	199
Cash paid under reverse repurchase agreements (Note 7)	—	(199)
Sales of businesses, net of cash and cash equivalents disposed of $135 and $0, respectively	156	—
Purchases of investments in operating joint ventures	(39)	—
Net change in policy loans	201	10
Net change in short-term investments	(2,232)	(6,644)
Net change in other invested assets	(58)	(350)
Other, net	(384)	(191)
Net cash provided by (used in) investing activities	(14,586)	(6,907)
Cash flows from financing activities
Policyholder account balances:
Deposits	65,225	69,383
Withdrawals	(61,145)	(72,940)
Net change in payables for collateral under securities loaned and other transactions	7,227	2,664
Net change in short-term debt	(3)	—
Long-term debt issued	—	1,578
Long-term debt repaid	(1,273)	(1,078)
Collateral financing arrangements repaid	(55)	(44)
Treasury stock acquired in connection with share repurchases	(70)	(1,107)
Preferred stock issued, net of issuance costs	—	1,483
Repurchase of preferred stock	—	(1,460)
Preferred stock repurchase premium	—	(42)
Dividends on preferred stock	(58)	(67)
Dividends on common stock	(1,295)	(1,234)
Other, net	(325)	12
Net cash provided by (used in) financing activities	8,228	(2,852)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	306	(360)
Change in cash and cash equivalents	3,131	(592)
Cash and cash equivalents, beginning of period	12,752	10,808
Cash and cash equivalents, end of period	$15,883	$10,216
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$875	$836
Income tax	$464	$904
Non-cash transactions:
Fixed maturity securities received in connection with pension risk transfer transactions	$985	$903
Reduction of fixed maturity securities in connection with a reinsurance transaction	$224	$—
Deconsolidation of operating joint venture (Note 7):
Reduction of fixed maturity securities	$917	$—
Reduction of noncontrolling interests	$373	$—
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” and the “Company” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is a global provider of life insurance, annuities, employee benefits and asset management. In anticipation of the Company’s plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”), in the third quarter of 2016, MetLife reorganized its businesses into six segments: U.S.; Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); MetLife Holdings; and Brighthouse Financial. See Note 2 for further information on the reorganization of the Company’s segments in the third quarter of 2016, which was applied retrospectively.
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
Prior to January 1, 2016, certain international subsidiaries had a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2015 and the operating results of such subsidiaries for the three months and nine months ended August 31, 2015. Effective January 1, 2016, the Company converted its Japan operations to calendar year-end reporting. The elimination of a one-month reporting lag of a subsidiary is considered a change in accounting principle and requires retrospective application. While the Company believes that eliminating the lag in the reporting of its Japan operations was preferable in order to consistently reflect events, economic conditions and global trends in the financial statements, the Company determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2015. The effect of not retroactively applying this change in accounting, however, was not material to the 2015 or 2016 consolidated financial statements. Therefore, the Company reported the cumulative effect of the change in accounting principle in net income for the three months ended March 31, 2016 and the nine months ended September 30, 2016 and did not retrospectively apply the effects of this change to prior periods. See Note 2.
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
Adoption of New Accounting Pronouncement
Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decisionmaker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of September 30, 2016, disclosed in Note 7, reflect the application of the new guidance.
Future Adoption of New Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on consolidation evaluation for entities under common control (Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control). The new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decisionmaker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets (ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a modified retrospective basis. Early adoption is permitted in the first interim or annual reporting period. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Also, the guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted in any interim or annual period. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The guidance also requires enhanced disclosures. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In March 2016, the FASB issued new guidance on stock compensation (ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. The new guidance is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and requires either a modified retrospective, a retrospective or a prospective transition approach depending upon the type of change. Early adoption is permitted in any interim or annual period. The new guidance changes several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences when awards vest or are settled; (ii) classification of awards as either equity or liabilities due to statutory tax withholding requirements; and (iii) classification on the statement of cash flows. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
2. Segment Information
In anticipation of the Separation, in the third quarter of 2016, MetLife reorganized its businesses into six segments: U.S.; Asia; Latin America; EMEA; MetLife Holdings; and Brighthouse Financial. In addition, the Company reports certain of its results of operations in Corporate & Other. These changes were applied retrospectively and did not have an impact on total consolidated net income (loss) or operating earnings in the prior periods.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. Additionally, on July 21, 2016, MetLife, Inc. announced that following the Separation, the separated business will be rebranded as “Brighthouse Financial.” On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). The information statement filed as an exhibit to the Form 10, disclosed that the Company intends to include MetLife Insurance Company USA (“MetLife USA”), New England Life Insurance Company (“NELICO”), First MetLife Investors Insurance Company (“FMLI”), MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock.
The ultimate form and timing of the Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The Separation remains subject to certain conditions, including among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, and an SEC declaration of the effectiveness of the Form 10.
This re-segmentation resulted in a $296 million, net of income tax, charge to earnings in the current period, all in the Brighthouse Financial segment, driven by the segment’s variable and universal life products. This charge is the direct result of the Company, beginning in the third quarter, no longer being able to aggregate, for loss recognition testing, the variable and universal life products of Brighthouse Financial with the variable and universal life products remaining with MetLife Holdings. Of this amount, the Company recorded $254 million, net of income tax, as a one-time charge, which was mostly recognized as a write-off of deferred policy acquisition costs (“DAC”), with the remaining $42 million, net of income tax, recognized as an increase in insurance-related liabilities.
U.S.
The U.S. segment offers a broad range of protection products and services aimed at serving the financial needs of customers throughout their lives. These products are sold to corporations and their respective employees, other institutions and their respective members, as well as individuals. The U.S. segment is organized into three businesses: Group Benefits, Retirement & Income Solutions and Property & Casualty.

•
The Group Benefits business offers insurance products and services which include life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment, critical illness, vision and accident & health coverages, as well as prepaid legal plans. This business also sells administrative services-only arrangements to some employers.

•
The Retirement & Income Solutions business offers a broad range of annuity and investment products, including guaranteed interest contracts and other stable value products, income annuities and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This business also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.

•
The Property & Casualty business offers personal and commercial lines property and casualty insurance, including private passenger automobile, homeowners’ and personal excess liability insurance. In addition, Property & Casualty offers small business owners property, liability and business interruption insurance.

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
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses no longer actively marketed by the Company in the U.S. These products and businesses include variable life, universal life, term life, whole life, variable annuities, fixed annuities and index-linked annuities. The MetLife Holdings segment also includes the Company’s discontinued long-term care businesses and the assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.
Brighthouse Financial
The Brighthouse Financial segment offers a broad range of products and services which include variable annuities, fixed annuities, index-linked annuities, income annuities, term life, whole life, universal life and variable life, as well as certain run-off businesses. These products and services, which exclude the run-off businesses, are actively marketed through various third party retail distribution channels in the U.S.
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration costs, internal resource costs for associates committed to acquisitions, enterprise-wide strategic initiative restructuring charges and various start-up businesses (including expatriate benefits insurance and the investment management business through which the Company offers fee-based investment management services to institutional clients, as well as the direct to consumer portion of the U.S. Direct business). Additionally, Corporate & Other includes interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to affiliated reinsurance and intersegment loans, which bear interest rates commensurate with related borrowings.
Financial Measures and Segment Accounting Policies
Operating earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of the Company’s performance relative to the Company’s business plan and facilitates comparisons to industry results.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
The financial measures of operating revenues and operating expenses focus on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and divested businesses and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. In addition, for the three months ended March 31, 2016 and the nine months ended September 30, 2016, operating revenues and operating expenses exclude the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods and is referred to as lag elimination. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.

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

•
Net investment income: (i) includes investment hedge adjustments which represent earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed unit-linked investments and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

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
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below, with the exception of the Brighthouse Financial segment, for which equity is reflective of the historical equity of the legal entities which comprise Brighthouse and related companies, which will be eliminated upon Separation. The Brighthouse Financial segment equity is not indicative of Brighthouse and related companies’ equity on a combined standalone basis.
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
Segment net investment income, with the exception of the Brighthouse Financial segment, is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, net income (loss) or operating earnings. As noted above, the Brighthouse Financial segment’s net investment income represents that of the legal entities which comprise Brighthouse and related companies on a historical basis, however, may not be indicative of that on a combined standalone basis.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2016	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,936	$1,822	$653	$500	$1,093	$347	$40	$10,391	$—	$10,391
Universal life and investment-type product policy fees	245	394	227	104	357	903	(31)	2,199	97	2,296
Net investment income	1,590	707	311	81	1,537	941	(7)	5,160	304	5,464
Other revenues	192	12	11	17	105	50	(28)	359	7	366
Net investment gains (losses)	—	—	—	—	—	—	—	—	257	257
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(1,051)	(1,051)
Total revenues	7,963	2,935	1,202	702	3,092	2,241	(26)	18,109	(386)	17,723
Expenses
Policyholder benefits and claims and policyholder dividends	5,894	1,363	681	257	1,853	814	10	10,872	295	11,167
Interest credited to policyholder account balances	322	331	85	28	261	288	—	1,315	505	1,820
Goodwill impairment	—	—	—	—	—	—	—	—	260	260
Capitalization of DAC	(124)	(440)	(83)	(103)	(44)	(70)	1	(863)	—	(863)
Amortization of DAC and VOBA	117	331	(2)	106	219	509	2	1,282	(265)	1,017
Amortization of negative VOBA	—	(46)	(1)	(3)	—	—	—	(50)	(5)	(55)
Interest expense on debt	2	—	1	—	15	32	241	291	1	292
Other expenses	912	930	335	332	401	560	(3)	3,467	70	3,537
Total expenses	7,123	2,469	1,016	617	2,705	2,133	251	16,314	861	17,175
Provision for income tax expense (benefit)	288	142	53	11	121	40	(287)	368	(393)	(25)
Operating earnings	$552	$324	$133	$74	$266	$68	$10	1,427
Adjustments to:
Total revenues								(386)
Total expenses								(861)
Provision for income tax (expense) benefit								393
Net income (loss)								$573		$573

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2015	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$6,023	$1,736	$586	$501	$1,115	$468	$(53)	$10,376	$(1)	$10,375
Universal life and investment-type product policy fees	233	382	261	106	370	921	(26)	2,247	99	2,346
Net investment income	1,522	670	277	82	1,521	862	(85)	4,849	(890)	3,959
Other revenues	184	26	10	11	223	99	(58)	495	(11)	484
Net investment gains (losses)	—	—	—	—	—	—	—	—	382	382
Net derivative gains (losses)	—	—	—	—	—	—	—	—	485	485
Total revenues	7,962	2,814	1,134	700	3,229	2,350	(222)	17,967	64	18,031
Expenses
Policyholder benefits and claims and policyholder dividends	5,976	1,331	581	233	1,885	846	(72)	10,780	(92)	10,688
Interest credited to policyholder account balances	304	327	88	27	266	313	6	1,331	(684)	647
Goodwill impairment	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(128)	(435)	(81)	(107)	(101)	(102)	(1)	(955)	—	(955)
Amortization of DAC and VOBA	118	309	48	127	173	197	(1)	971	160	1,131
Amortization of negative VOBA	—	(77)	—	(5)	—	—	—	(82)	(8)	(90)
Interest expense on debt	1	—	—	—	13	32	248	294	8	302
Other expenses	908	896	348	352	647	614	361	4,126	19	4,145
Total expenses	7,179	2,351	984	627	2,883	1,900	541	16,465	(597)	15,868
Provision for income tax expense (benefit)	272	125	(33)	7	103	103	214	791	174	965
Operating earnings	$511	$338	$183	$66	$243	$347	$(977)	711
Adjustments to:
Total revenues								64
Total expenses								597
Provision for income tax (expense) benefit								(174)
Net income (loss)								$1,198		$1,198

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2016	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$16,127	$5,161	$1,885	$1,519	$3,312	$1,020	$51	$29,075	$426	$29,501
Universal life and investment-type product policy fees	743	1,114	764	294	1,073	2,622	(87)	6,523	403	6,926
Net investment income	4,615	2,003	809	244	4,489	2,624	(37)	14,747	163	14,910
Other revenues	589	45	26	56	512	482	(380)	1,330	10	1,340
Net investment gains (losses)	—	—	—	—	—	—	—	—	538	538
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(1,815)	(1,815)
Total revenues	22,074	8,323	3,484	2,113	9,386	6,748	(453)	51,675	(275)	51,400
Expenses
Policyholder benefits and claims and policyholder dividends	16,210	3,923	1,814	801	5,603	2,525	(26)	30,850	908	31,758
Interest credited to policyholder account balances	967	974	249	87	780	868	5	3,930	716	4,646
Goodwill impairment	—	—	—	—	—	—	—	—	260	260
Capitalization of DAC	(356)	(1,251)	(236)	(310)	(240)	(255)	(6)	(2,654)	(105)	(2,759)
Amortization of DAC and VOBA	353	921	127	311	636	823	7	3,178	(1,045)	2,133
Amortization of negative VOBA	—	(167)	(1)	(10)	—	—	—	(178)	(43)	(221)
Interest expense on debt	7	—	1	—	43	96	759	906	4	910
Other expenses	2,772	2,658	968	1,001	1,861	1,739	(163)	10,836	467	11,303
Total expenses	19,953	7,058	2,922	1,880	8,683	5,796	576	46,868	1,162	48,030
Provision for income tax expense (benefit)	720	377	141	32	203	260	(658)	1,075	(595)	480
Operating earnings	$1,401	$888	$421	$201	$500	$692	$(371)	3,732
Adjustments to:
Total revenues								(275)
Total expenses								(1,162)
Provision for income tax (expense) benefit								595
Net income (loss)								$2,890		$2,890

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2015	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$15,712	$5,297	$1,925	$1,534	$3,345	$1,159	$(30)	$28,942	$(2)	$28,940
Universal life and investment-type product policy fees	700	1,179	856	322	1,117	2,789	(87)	6,876	298	7,174
Net investment income	4,723	2,033	774	249	4,690	2,536	11	15,016	(649)	14,367
Other revenues	567	82	27	40	711	310	(212)	1,525	(28)	1,497
Net investment gains (losses)	—	—	—	—	—	—	—	—	535	535
Net derivative gains (losses)	—	—	—	—	—	—	—	—	394	394
Total revenues	21,702	8,591	3,582	2,145	9,863	6,794	(318)	52,359	548	52,907
Expenses
Policyholder benefits and claims and policyholder dividends	15,675	4,046	1,793	737	5,479	2,103	(103)	29,730	237	29,967
Interest credited to policyholder account balances	905	992	263	91	793	940	20	4,004	(64)	3,940
Goodwill impairment	—	—	—	—	—	—	—	—	—	—
Capitalization of DAC	(365)	(1,268)	(246)	(372)	(292)	(305)	(2)	(2,850)	—	(2,850)
Amortization of DAC and VOBA	352	971	195	388	423	595	1	2,925	128	3,053
Amortization of negative VOBA	—	(241)	(1)	(13)	—	—	—	(255)	(27)	(282)
Interest expense on debt	4	—	—	—	41	96	757	898	10	908
Other expenses	2,740	2,669	1,070	1,103	1,988	1,830	408	11,808	28	11,836
Total expenses	19,311	7,169	3,074	1,934	8,432	5,259	1,081	46,260	312	46,572
Provision for income tax expense (benefit)	819	332	40	25	454	410	(156)	1,924	(69)	1,855
Operating earnings	$1,572	$1,090	$468	$186	$977	$1,125	$(1,243)	4,175
Adjustments to:
Total revenues								548
Total expenses								(312)
Provision for income tax (expense) benefit								69
Net income (loss)								$4,480		$4,480

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2016	December 31, 2015
	(In millions)
U.S.	$257,943	$237,858
Asia	133,881	113,895
Latin America	70,421	64,808
EMEA	27,764	26,767
MetLife Holdings	195,267	187,677
Brighthouse Financial	240,696	226,792
Corporate & Other	26,932	20,136
Total	$952,904	$877,933
3. Disposition
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of its U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. (collectively, the “U.S. Retail Advisor Force Divestiture”) for $291 million. MassMutual assumed all of the liabilities related to such assets that arise or occur after the closing of the sale. The Company recorded a gain of $103 million ($58 million, net of income tax), in net investment gains (losses) for the three months and nine months ended September 30, 2016. See Notes 9 and 13 for discussion of certain charges related to the sale.
4. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	September 30, 2016	December 31, 2015
	(In millions)
U.S.	$129,448	$123,060
Asia	96,648	83,510
Latin America	15,228	14,022
EMEA	19,206	19,009
MetLife Holdings	105,995	102,853
Brighthouse Financial	79,241	71,853
Corporate & Other	(6,156)	(5,451)
Total	$439,610	$408,856
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”) and the portions of both non-life-contingent guaranteed minimum withdrawal benefits (“GMWBs”) and the GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 8.

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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	September 30, 2016				December 31, 2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2), (3)	$183,010		$92,187		$181,413		$91,240
Separate account value	$153,486		$88,546		$151,901		$87,841
Net amount at risk (2)	$8,157	(4)	$4,663	(5)	$10,339	(4)	$2,762	(5)
Average attained age of contractholders	66 years		66 years		66 years		66 years
Other Annuity Guarantees:
Total account value (3)	N/A		$1,600		N/A		$1,560
Net amount at risk	N/A		$576	(6)	N/A		$422	(6)
Average attained age of contractholders	N/A		50 years		N/A		51 years

	September 30, 2016		December 31, 2015
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (3)	$17,640	$3,365	$17,211	$3,461
Net amount at risk (7)	$176,066	$18,068	$175,958	$19,047
Average attained age of policyholders	57 years	62 years	57 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

5. Deferred Policy Acquisition Costs and Value of Business Acquired
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	September 30, 2016	December 31, 2015
	(In millions)
U.S.	$618	$615
Asia	9,148	8,374
Latin America	1,846	1,753
EMEA	1,554	1,532
MetLife Holdings	4,962	5,436
Brighthouse Financial	6,589	6,390
Corporate & Other	31	30
Total	$24,748	$24,130
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2016	December 31, 2015
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,840	$41,278
Other policy-related balances	256	249
Policyholder dividends payable	506	468
Policyholder dividend obligation	3,352	1,783
Current income tax payable	8	—
Other liabilities	601	380
Total closed block liabilities	45,563	44,158
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	29,194	27,556
Equity securities available-for-sale, at estimated fair value	107	111
Mortgage loans	5,739	6,022
Policy loans	4,553	4,642
Real estate and real estate joint ventures	672	462
Other invested assets	1,233	1,066
Total investments	41,498	39,859
Cash and cash equivalents	72	236
Accrued investment income	482	474
Premiums, reinsurance and other receivables	65	56
Current income tax recoverable	—	11
Deferred income tax assets	195	234
Total assets designated to the closed block	42,312	40,870
Excess of closed block liabilities over assets designated to the closed block	3,251	3,288
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	2,452	1,382
Unrealized gains (losses) on derivatives, net of income tax	88	76
Allocated to policyholder dividend obligation, net of income tax	(2,179)	(1,159)
Total amounts included in AOCI	361	299
Maximum future earnings to be recognized from closed block assets and liabilities	$3,612	$3,587
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$1,783	$3,155
Change in unrealized investment and derivative gains (losses)	1,569	(1,372)
Balance, end of period	$3,352	$1,783

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Premiums	$436	$447	$1,297	$1,334
Net investment income	486	487	1,435	1,500
Net investment gains (losses)	(3)	(9)	(19)	(8)
Net derivative gains (losses)	4	13	(3)	25
Total revenues	923	938	2,710	2,851
Expenses
Policyholder benefits and claims	619	635	1,861	1,886
Policyholder dividends	232	273	723	757
Other expenses	33	36	100	109
Total expenses	884	944	2,684	2,752
Revenues, net of expenses before provision for income tax expense (benefit)	39	(6)	26	99
Provision for income tax expense (benefit)	13	(1)	8	36
Revenues, net of expenses and provision for income tax expense (benefit)	$26	$(5)	$18	$63
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

	September 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$95,808	$10,589	$721	$—	$105,676	$96,466	$6,583	$2,255	$—	$100,794
U.S. government and agency	60,340	9,491	46	—	69,785	56,499	5,373	226	—	61,646
Foreign corporate	57,423	4,264	1,268	—	60,419	56,003	3,019	1,822	2	57,198
Foreign government	54,425	9,479	139	—	63,765	45,451	5,269	221	—	50,499
RMBS	43,838	1,788	310	7	45,309	37,914	1,366	424	59	38,797
State and political subdivision	14,539	2,939	11	4	17,463	13,723	1,795	67	10	15,441
ABS	15,685	122	220	3	15,584	14,498	131	229	6	14,394
CMBS (1)	11,855	662	77	(1)	12,441	12,410	347	125	(1)	12,633
Total fixed maturity securities	$353,913	$39,334	$2,792	$13	$390,442	$332,964	$23,883	$5,369	$76	$351,402
Equity securities:
Common stock	$2,000	$449	$14	$—	$2,435	$1,962	$397	$107	$—	$2,252
Non-redeemable preferred stock	838	63	47	—	854	1,035	85	51	—	1,069
Total equity securities	$2,838	$512	$61	$—	$3,289	$2,997	$482	$158	$—	$3,321
__________________

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both September 30, 2016 and December 31, 2015 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $44 million and $54 million with unrealized gains (losses) of ($5) million and $12 million at September 30, 2016 and December 31, 2015, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$15,378	$77,046	$72,056	$118,055	$71,378	$353,913
Estimated fair value	$15,464	$81,187	$76,987	$143,470	$73,334	$390,442

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

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

	September 30, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$5,559	$274	$4,612	$447	$27,526	$1,629	$3,762	$626
U.S. government and agency	6,305	24	164	22	19,628	222	298	4
Foreign corporate	6,781	404	6,112	864	14,447	911	5,251	913
Foreign government	2,136	75	851	64	3,530	166	429	55
RMBS	5,692	127	3,259	190	13,467	287	2,431	196
State and political subdivision	321	5	79	10	1,618	55	168	22
ABS	2,084	105	3,476	118	7,329	124	2,823	111
CMBS	701	34	791	42	4,876	81	637	43
Total fixed maturity securities	$29,579	$1,048	$19,344	$1,757	$92,421	$3,475	$15,799	$1,970
Equity securities:
Common stock	$102	$14	$5	$—	$203	$105	$20	$2
Non-redeemable preferred stock	49	3	163	44	79	2	200	49
Total equity securities	$151	$17	$168	$44	$282	$107	$220	$51
Total number of securities in an unrealized loss position	2,579		1,871		6,366		1,489
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2016. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $2.6 billion during the nine months ended September 30, 2016 to $2.8 billion. The decrease in gross unrealized losses for the nine months ended September 30, 2016 was primarily attributable to a decrease in interest rates and, to a lesser extent, narrowing credit spreads.
At September 30, 2016, $321 million of the total $2.8 billion of gross unrealized losses were from 74 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $321 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $199 million, or 62%, were related to gross unrealized losses on 35 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $321 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $122 million, or 38%, were related to gross unrealized losses on 39 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities decreased $97 million during the nine months ended September 30, 2016 to $61 million. Of the $61 million, $38 million were from six securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $38 million, 61% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$45,801	64.4%	$44,012	65.6%
Agricultural	14,141	19.9	13,188	19.6
Residential	10,920	15.3	9,734	14.5
Subtotal (1)	70,862	99.6	66,934	99.7
Valuation allowances	(330)	(0.5)	(318)	(0.5)
Subtotal mortgage loans, net	70,532	99.1	66,616	99.2
Residential — FVO	481	0.7	314	0.5
Commercial mortgage loans held by CSEs — FVO	143	0.2	172	0.3
Total mortgage loans, net	$71,156	100.0%	$67,102	100.0%
__________________

(1)
Purchases of mortgage loans were $856 million and $2.3 billion for the three months and nine months ended September 30, 2016, respectively, and $1.0 billion and $3.2 billion for the three months and nine months ended September 30, 2015, respectively.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential — FVO and commercial mortgage loans held by CSEs — FVO is presented in Note 9. The Company elects the FVO for certain mortgage loans and related long-term debt that are managed on a total return basis.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2016
Commercial	$—	$—	$—	$12	$12	$45,789	$227	$12
Agricultural	16	13	1	39	38	14,090	42	50
Residential	—	—	—	236	215	10,705	60	215
Total	$16	$13	$1	$287	$265	$70,584	$329	$277
December 31, 2015
Commercial	$—	$—	$—	$57	$57	$43,955	$217	$57
Agricultural	49	47	3	22	21	13,120	39	65
Residential	—	—	—	141	131	9,603	59	131
Total	$49	$47	$3	$220	$209	$66,678	$315	$253
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $90 million, $52 million and $202 million, respectively, for the three months ended September 30, 2016; and $109 million, $56 million and $174 million, respectively, for the nine months ended September 30, 2016.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $118 million, $62 million and $96 million, respectively, for the three months ended September 30, 2015; and $144 million, $62 million and $72 million, respectively, for the nine months ended September 30, 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2016				2015
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$217	$42	$59	$318	$224	$39	$42	$305
Provision (release) (1)	153	3	13	169	3	2	27	32
Charge-offs, net of recoveries (1)	(143)	(2)	(12)	(157)	(12)	—	(14)	(26)
Balance, end of period	$227	$43	$60	$330	$215	$41	$55	$311
__________________

(1)
In connection with an acquisition in 2010, certain impaired commercial mortgage loans were acquired and accordingly, were not originated by the Company. Such commercial mortgage loans have been accounted for as purchased credit impaired (“PCI”) commercial mortgage loans. As explained in Note 8 of the Notes to Consolidated Financial Statements included in the 2015 Annual Report, decreases in cash flows expected to be collected on PCI commercial mortgage loans can result in provisions for losses on mortgage loan. For the nine months ended September 30, 2016, in connection with the maturity of an acquired PCI commercial mortgage loan, an increase to the commercial mortgage loan valuation allowance of $143 million was recorded and charged-off upon maturity. The Company will recover a substantial portion of the loss on the loan incurred through an indemnification agreement entered into in connection with the acquisition in 2010.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2016
Loan-to-value ratios:
Less than 65%	$41,391	$879	$675	$42,945	93.8%	$44,770	93.9%
65% to 75%	2,194	39	298	2,531	5.5	2,563	5.4
76% to 80%	42	—	—	42	0.1	40	0.1
Greater than 80%	143	53	87	283	0.6	299	0.6
Total	$43,770	$971	$1,060	$45,801	100%	$47,672	100%
December 31, 2015
Loan-to-value ratios:
Less than 65%	$38,163	$1,063	$544	$39,770	90.4%	$40,921	90.7%
65% to 75%	3,270	138	76	3,484	7.9	3,451	7.7
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	381	140	237	758	1.7	732	1.6
Total	$41,814	$1,341	$857	$44,012	100.0%	$45,104	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$13,543	95.8%	$12,399	94.0%
65% to 75%	532	3.8	710	5.4
76% to 80%	20	0.1	21	0.2
Greater than 80%	46	0.3	58	0.4
Total	$14,141	100.0%	$13,188	100.0%
The estimated fair value of agricultural mortgage loans was $14.6 billion and $13.5 billion at September 30, 2016 and December 31, 2015, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$10,587	97.0%	$9,408	96.7%
Nonperforming	333	3.0	326	3.3
Total	$10,920	100.0%	$9,734	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

The estimated fair value of residential mortgage loans was $11.4 billion and $9.9 billion at September 30, 2016 and December 31, 2015, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2016 and December 31, 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Commercial	$—	$2	$—	$—
Agricultural	144	103	39	46
Residential	333	326	322	318
Total	$477	$431	$361	$364
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and nine months ended September 30, 2016 and 2015, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $7.3 billion and $7.5 billion at September 30, 2016 and December 31, 2015, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2016	December 31, 2015
	(In millions)
Fixed maturity securities	$36,444	$18,164
Fixed maturity securities with noncredit OTTI losses included in AOCI	(13)	(76)
Total fixed maturity securities	36,431	18,088
Equity securities	579	422
Derivatives	3,648	2,350
Other	397	287
Subtotal	41,055	21,147
Amounts allocated from:
Future policy benefits	(5,571)	(163)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)	—
DAC, VOBA and DSI	(2,390)	(1,273)
Policyholder dividend obligation	(3,352)	(1,783)
Subtotal	(11,315)	(3,219)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7	27
Deferred income tax benefit (expense)	(10,078)	(6,151)
Net unrealized investment gains (losses)	19,669	11,804
Net unrealized investment gains (losses) attributable to noncontrolling interests	(12)	(31)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$19,657	$11,773
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$(76)	$(112)
Noncredit OTTI losses and subsequent changes recognized	12	6
Securities sold with previous noncredit OTTI loss	34	125
Subsequent changes in estimated fair value	17	(95)
Balance, end of period	$(13)	$(76)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2016
(In millions)
Balance, beginning of period	$11,773
Fixed maturity securities on which noncredit OTTI losses have been recognized	63
Unrealized investment gains (losses) during the period	19,845
Unrealized investment gains (losses) relating to:
Future policy benefits	(5,408)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)
DAC, VOBA and DSI	(1,117)
Policyholder dividend obligation	(1,569)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(20)
Deferred income tax benefit (expense)	(3,927)
Net unrealized investment gains (losses)	19,638
Net unrealized investment gains (losses) attributable to noncontrolling interests	19
Balance, end of period	$19,657
Change in net unrealized investment gains (losses)	$7,865
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	19
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$7,884
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $29.4 billion and $20.9 billion at September 30, 2016 and December 31, 2015, respectively. The Company’s investment in fixed maturity and equity securities to counterparties that primarily conduct business in Japan, including Japan government and agency fixed maturity securities, was $33.8 billion and $25.4 billion at September 30, 2016 and December 31, 2015, respectively.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2016	December 31, 2015
	(In millions)
Securities on loan: (1)
Amortized cost	$26,855	$27,223
Estimated fair value	$31,326	$29,646
Cash collateral on deposit from counterparties (2)	$32,119	$30,197
Security collateral on deposit from counterparties (3)	$134	$50
Reinvestment portfolio — estimated fair value	$32,454	$30,258
__________________

(1)
Included within fixed maturity securities, cash equivalents and short-term investments. At September 30, 2016, both amortized cost and estimated fair value also included $114 million, at estimated fair value, of securities which are not reflected on the consolidated financial statements.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2016				December 31, 2015
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$8,362	$10,162	$11,090	$29,614	$10,116	$11,157	$5,986	$27,259
Agency RMBS	—	—	1,196	1,196	—	951	600	1,551
Foreign government	—	836	50	886	2	510	486	998
U.S. corporate	1	391	—	392	9	380	—	389
Foreign corporate	—	31	—	31	—	—	—	—
Total	$8,363	$11,420	$12,336	$32,119	$10,127	$12,998	$7,072	$30,197
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2016 was $8.1 billion, over 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency, agency RMBS, short-term investments, ABS and U.S. corporate securities) with 65% invested in U.S. government and agency securities, agency RMBS, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreement Transactions
The Company participates in contemporaneous short-term repurchase agreements and reverse repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and contemporaneously borrows other fixed maturity securities (e.g., repurchase and reverse repurchase, respectively). The Company obtains cash collateral in an amount greater than or equal to 95% of the estimated fair value of the securities loaned, and pledges cash collateral in an amount generally equal to 98% of the estimated fair value of the borrowed securities at the inception of the transaction. The Company monitors the estimated fair value of the securities loaned and borrowed with additional collateral obtained as necessary throughout the duration of the transaction.
The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $316 million and $306 million, respectively, at September 30, 2016. There were no such transactions outstanding as of December 31, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected on the consolidated financial statements. The amount of borrowed securities which were re-pledged was $114 million, at estimated fair value, at September 30, 2016.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at September 30, 2016 were both $300 million. After the effect of offsetting of $300 million, the net amount presented on the consolidated balance sheet at September 30, 2016 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows. At September 30, 2016, all $300 million of payables from repurchase agreements had a remaining tenor of one to six months and were primarily loans of U.S. corporate securities.
See Note 8 for information regarding the estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
The Company also participates in other short-term repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and receives cash as collateral in an amount generally equal to 85% to 100% of the estimated fair value of the securities loaned at the inception of the transaction. The associated liability is recorded at the amount of cash received. The Company monitors the estimated fair value of the collateral and the securities loaned throughout the duration of the transaction and additional collateral is obtained as necessary. Securities loaned under such transactions may be sold or re-pledged by the transferee.
Elements of the other short-term repurchase agreements are presented below at:

	September 30, 2016	December 31, 2015
	(In millions)
Securities on loan included within fixed maturity securities:
Amortized cost	$91	$51
Estimated fair value	$109	$56
Cash collateral received included within other liabilities	$101	$50
Reinvestment portfolio — estimated fair value	$99	$50
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2016			December 31, 2015
	Remaining Tenor of Other Repurchase Agreements			Remaining Tenor of Other Repurchase Agreements
	1 Month or Less	1 to 6 Months	Total	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Foreign corporate	$14	$13	$27	$—	$25	$25
All other corporate and government	37	37	$74	—	25	$25
Total	$51	$50	$101	$—	$50	$50
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	September 30, 2016	December 31, 2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$10,425	$9,089
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	11,902	10,443
Invested assets pledged as collateral (1)	29,296	23,145
Total invested assets on deposit, held in trust and pledged as collateral	$51,623	$42,677
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report), collateral financing arrangements (see Note 13 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report) and derivative transactions (see Note 8).

See “— Securities Lending” and “— Repurchase Agreement Transactions” for information regarding securities on loan and Note 6 for information regarding investments designated to the closed block.
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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$3,533	$—	$3,374	$—
Operating joint venture (2)	—	—	2,465	2,079
CSEs (assets (primarily loans) and liabilities (primarily debt)) (3)	156	38	186	62
Other investments (4)	50	—	76	—
Total	$3,739	$38	$6,101	$2,141
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

(3)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $98 million and $105 million at estimated fair value at September 30, 2016 and December 31, 2015, respectively.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$73,334	$73,334	$65,824	$65,824
U.S. and foreign corporate	3,374	3,374	3,261	3,261
Other limited partnership interests	5,978	10,572	5,186	7,074
Other invested assets	2,184	2,771	1,604	2,161
FVO and trading securities	576	576	586	586
Real estate joint ventures	107	137	65	82
Other (3)	120	120	71	71
Total	$85,673	$90,884	$76,597	$79,059
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS, FVO and trading securities and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $151 million and $179 million at September 30, 2016 and December 31, 2015, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other is comprised of mortgage loans, non-redeemable preferred stock and a loan receivable.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the nine months ended September 30, 2016 and 2015.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$3,583	$3,525	$10,801	$10,738
Equity securities	35	36	105	102
FVO and trading securities — Actively traded and FVO general account securities (1)	25	(35)	41	4
Mortgage loans	806	786	2,464	2,317
Policy loans	148	147	444	450
Real estate and real estate joint ventures	210	233	516	767
Other limited partnership interests	263	216	429	681
Cash, cash equivalents and short-term investments	43	29	126	101
Operating joint ventures	5	(1)	28	15
Other	95	28	187	180
Subtotal	5,213	4,964	15,141	15,355
Less: Investment expenses	281	308	862	923
Subtotal, net	4,932	4,656	14,279	14,432
FVO and trading securities — FVO contractholder-directed unit-linked investments (1)	529	(701)	623	(79)
FVO CSEs — interest income:
Commercial mortgage loans	3	4	8	13
Securities	—	—	—	1
Subtotal	532	(697)	631	(65)
Net investment income	$5,464	$3,959	$14,910	$14,367
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were principally from FVO contractholder-directed unit-linked investments and, to a much lesser extent, Actively traded and FVO general account securities, and were $407 million and $283 million for the three months and nine months ended September 30, 2016, respectively, and ($872) million and ($645) million for the three months and nine months ended September 30, 2015, respectively.

See “— Variable Interest Entities” for discussion of CSEs.
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO securities”). FVO securities include certain fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts. FVO securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. The investment returns on these investments inure to the contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. FVO securities also include securities held by CSEs. The Company previously maintained a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involved the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. In June 2016, the Company commenced a reinvestment of this portfolio into other asset classes and, at September 30, 2016, the Company no longer held any actively traded securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$(17)	$—	$(20)
Industrial	—	(3)	(79)	(5)
Communications	—	—	(3)	—
Total U.S. and foreign corporate securities	—	(20)	(82)	(25)
RMBS	(14)	(1)	(22)	(16)
ABS	—	—	(2)	—
State and political subdivision	—	(6)	—	(6)
OTTI losses on fixed maturity securities recognized in earnings	(14)	(27)	(106)	(47)
Fixed maturity securities — net gains (losses) on sales and disposals	176	115	439	383
Total gains (losses) on fixed maturity securities	162	88	333	336
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	(1)	—	(1)
Common stock	(5)	(6)	(72)	(15)
OTTI losses on equity securities recognized in earnings	(5)	(7)	(72)	(16)
Equity securities — net gains (losses) on sales and disposals	13	14	32	39
Total gains (losses) on equity securities	8	7	(40)	23
Mortgage loans	(31)	(26)	(193)	(78)
Real estate and real estate joint ventures	(14)	263	33	257
Other limited partnership interests	(9)	(59)	(50)	(52)
Other	(19)	18	(94)	14
Subtotal	97	291	(11)	500
FVO CSEs:
Commercial mortgage loans	(3)	(4)	(3)	(6)
Securities	1	—	2	—
Long-term debt — related to commercial mortgage loans	1	1	1	3
Non-investment portfolio gains (losses) (1)	161	94	549	38
Subtotal	160	91	549	35
Total net investment gains (losses)	$257	$382	$538	$535
__________________

(1)	Includes a gain from the U.S. Retail Advisor Force Divestiture of $103 million during both the three months and nine months ended September 30, 2016. See Note 3.
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $69 million and $437 million for the three months and nine months ended September 30, 2016, respectively, and $53 million and ($29) million for the three months and nine months ended September 30, 2015, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended September 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$25,091	$27,264	$64	$55
Gross investment gains	$310	$371	$15	$20
Gross investment losses	(134)	(256)	(2)	(6)
OTTI losses	(14)	(27)	(5)	(7)
Net investment gains (losses)	$162	$88	$8	$7

	Nine Months Ended September 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$83,352	$86,590	$151	$211
Gross investment gains	$1,025	$1,047	$40	$54
Gross investment losses	(586)	(664)	(8)	(15)
OTTI losses	(106)	(47)	(72)	(16)
Net investment gains (losses)	$333	$336	$(40)	$23

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Balance, beginning of period	$258	$280	$277	$357
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	1	—	1	2
Additional impairments — credit loss OTTI on securities previously impaired	10	1	18	14
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(17)	(22)	(43)	(113)
Securities impaired to net present value of expected future cash flows	—	—	(1)	—
Increase in cash flows — accretion of previous credit loss OTTI	—	(1)	—	(2)
Balance, end of period	$252	$258	$252	$258
8. Derivatives
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
See Note 9 for information about the fair value hierarchy for derivatives.
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
8. Derivatives (continued)

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
8. Derivatives (continued)

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2016			December 31, 2015
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$5,383	$2,824	$14	$5,528	$2,215	$12
Foreign currency swaps	Foreign currency exchange rate	1,221	28	156	2,154	62	159
Foreign currency forwards	Foreign currency exchange rate	1,485	196	—	1,685	—	52
Subtotal		8,089	3,048	170	9,367	2,277	223
Cash flow hedges:
Interest rate swaps	Interest rate	2,251	672	—	2,190	487	—
Interest rate forwards	Interest rate	2,032	49	10	105	23	—
Foreign currency swaps	Foreign currency exchange rate	27,202	2,212	1,684	23,661	1,303	1,803
Subtotal		31,485	2,933	1,694	25,956	1,813	1,803
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	1,087	6	53	3,916	63	12
Currency options	Foreign currency exchange rate	9,212	18	226	7,569	205	36
Subtotal		10,299	24	279	11,485	268	48
Total qualifying hedges		49,873	6,005	2,143	46,808	4,358	2,074
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	82,791	9,586	3,033	89,336	5,111	2,247
Interest rate floors	Interest rate	15,201	350	34	23,837	311	48
Interest rate caps	Interest rate	79,030	35	3	68,928	105	3
Interest rate futures	Interest rate	9,110	4	41	5,808	4	7
Interest rate options	Interest rate	21,383	1,790	1	30,234	1,177	30
Interest rate forwards	Interest rate	171	16	—	43	1	—
Interest rate total return swaps	Interest rate	5,925	106	36	—	—	—
Synthetic GICs	Interest rate	5,328	—	—	4,216	—	—
Foreign currency swaps	Foreign currency exchange rate	12,790	1,183	467	11,081	766	431
Foreign currency forwards	Foreign currency exchange rate	17,371	584	250	11,724	154	220
Currency futures	Foreign currency exchange rate	1,060	—	2	930	—	—
Currency options	Foreign currency exchange rate	4,780	204	11	9,590	466	189
Credit default swaps — purchased	Credit	2,038	10	44	1,870	28	34
Credit default swaps — written	Credit	11,664	150	10	10,311	78	13
Equity futures	Equity market	12,886	13	68	7,206	63	18
Equity index options	Equity market	53,911	1,519	1,362	55,682	1,542	1,041
Equity variance swaps	Equity market	23,658	228	745	23,437	195	636
Equity total return swaps	Equity market	5,070	5	102	3,803	47	58
Total non-designated or nonqualifying derivatives		364,167	15,783	6,209	358,036	10,048	4,975
Total		$414,040	$21,788	$8,352	$404,844	$14,406	$7,049

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2016 and December 31, 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(1,852)	$2,318	$3,177	$1,433
Embedded derivatives gains (losses)	801	(1,833)	(4,992)	(1,039)
Total net derivative gains (losses)	$(1,051)	$485	$(1,815)	$394
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$76	$55	$206	$158
Interest credited to policyholder account balances	—	6	7	21
Other expenses	(3)	(2)	(9)	(4)
Nonqualifying hedges:
Net investment income	—	(1)	(1)	(3)
Net derivative gains (losses)	312	256	843	757
Policyholder benefits and claims	6	4	17	12
Total	$391	$318	$1,063	$941

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2016
Interest rate derivatives	$(1,082)	$—	$19
Foreign currency exchange rate derivatives	146	—	(5)
Credit derivatives — purchased	(21)	—	—
Credit derivatives — written	60	—	—
Equity derivatives	(1,212)	(5)	(260)
Total	$(2,109)	$(5)	$(246)
Three Months Ended September 30, 2015
Interest rate derivatives	$1,157	$—	$17
Foreign currency exchange rate derivatives	364	—	—
Credit derivatives — purchased	16	3	—
Credit derivatives — written	(77)	(1)	—
Equity derivatives	747	(1)	340
Total	$2,207	$1	$357
Nine Months Ended September 30, 2016
Interest rate derivatives	$2,547	$—	$116
Foreign currency exchange rate derivatives	1,865	—	(17)
Credit derivatives — purchased	(48)	—	—
Credit derivatives — written	57	—	—
Equity derivatives	(1,472)	(19)	(293)
Total	$2,949	$(19)	$(194)
Nine Months Ended September 30, 2015
Interest rate derivatives	$250	$—	$10
Foreign currency exchange rate derivatives	443	—	—
Credit derivatives — purchased	9	3	—
Credit derivatives — written	(108)	—	—
Equity derivatives	99	(8)	214
Total	$693	$(5)	$224
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$6	$(5)	$1
	Policyholder liabilities (1)	(45)	41	(4)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	(1)	—
	Foreign-denominated policyholder account balances (2)	(1)	1	—
Foreign currency forwards:	Foreign-denominated fixed maturity securities	19	(18)	1
Total		$(20)	$18	$(2)
Three Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(4)	$3	$(1)
	Policyholder liabilities (1)	289	(290)	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	6	(3)	3
	Foreign-denominated policyholder account balances (2)	(47)	46	(1)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	49	(45)	4
Total		$293	$(289)	$4
Nine Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$(5)	$2	$(3)
	Policyholder liabilities (1)	498	(507)	(9)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	7	(7)	—
	Foreign-denominated policyholder account balances (2)	(27)	24	(3)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	295	(272)	23
Total		$768	$(760)	$8
Nine Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(5)	$8	$3
	Policyholder liabilities (1)	120	(126)	(6)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(6)	7
	Foreign-denominated policyholder account balances (2)	(186)	179	(7)
Foreign currency forwards:	Foreign-denominated fixed maturity securities	(49)	45	(4)
Total		$(107)	$100	$(7)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and nine months ended September 30, 2016, ($6) million and ($16) million, respectively, of the change in estimated fair value of derivatives was excluded from the assessment of hedge effectiveness. For the three months and nine months ended September 30, 2015, ($4) million and ($9) million, respectively, of the change in estimated fair value of derivatives was excluded from the assessment of hedge effectiveness.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $12 million and $7 million for the three months and nine months ended September 30, 2016, respectively. These amounts were ($3) million for the three months ended September 30, 2015. For the nine months ended September 30, 2015, the amounts reclassified from AOCI into net derivative gains (losses) were not significant.
At September 30, 2016 and December 31, 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and five years, respectively.
At September 30, 2016 and December 31, 2015, the balance in AOCI associated with cash flow hedges was $3.6 billion and $2.4 billion, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended September 30, 2016
Interest rate swaps	$23	$28	$4	$—	$—
Interest rate forwards	(5)	1	1	—	—
Foreign currency swaps	(42)	59	—	—	(3)
Credit forwards	—	—	1	—	—
Total	$(24)	$88	$6	$—	$(3)
Three Months Ended September 30, 2015
Interest rate swaps	$211	$40	$3	$—	$1
Interest rate forwards	7	1	1	1	—
Foreign currency swaps	(116)	(286)	—	—	4
Credit forwards	—	1	—	—	—
Total	$102	$(244)	$4	$1	$5
Nine Months Ended September 30, 2016
Interest rate swaps	$376	$56	$11	$—	$—
Interest rate forwards	42	2	4	1	—
Foreign currency swaps	1,054	96	(1)	1	(1)
Credit forwards	—	3	1	—	—
Total	$1,472	$157	$15	$2	$(1)
Nine Months Ended September 30, 2015
Interest rate swaps	$116	$52	$9	$—	$3
Interest rate forwards	2	5	3	2	—
Foreign currency swaps	(224)	(563)	(1)	1	6
Credit forwards	—	1	1	—	—
Total	$(106)	$(505)	$12	$3	$9
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2016, the Company expects to reclassify ($64) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended September 30, 2016
Foreign currency forwards	$(23)
Currency options	(37)
Total	$(60)
Three Months Ended September 30, 2015
Foreign currency forwards	$88
Currency options	(18)
Total	$70
Nine Months Ended September 30, 2016
Foreign currency forwards	$(358)
Currency options	(351)
Total	$(709)
Nine Months Ended September 30, 2015
Foreign currency forwards	$244
Currency options	(61)
Total	$183
__________________

(1)
During both the three months and nine months ended September 30, 2016 and 2015, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At September 30, 2016 and December 31, 2015, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $347 million and $1.1 billion, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $11.7 billion and $10.3 billion at September 30, 2016 and December 31, 2015, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2016 and December 31, 2015, the Company would have received $140 million and $65 million, respectively, to terminate all of these contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$7	$483	3.3	$6	$661	2.5
Credit default swaps referencing indices	21	1,937	3.5	6	1,635	3.4
Subtotal	28	2,420	3.5	12	2,296	3.2
Baa
Single name credit default swaps (corporate)	8	946	2.6	8	1,349	2.5
Credit default swaps referencing indices	97	7,917	5.1	37	5,863	4.8
Subtotal	105	8,863	4.8	45	7,212	4.4
Ba
Single name credit default swaps (corporate)	(5)	155	4.3	(2)	64	2.3
Credit default swaps referencing indices	—	—	—	(1)	100	1.0
Subtotal	(5)	155	4.3	(3)	164	1.5
B
Single name credit default swaps (corporate)	1	70	2.1	—	—	—
Credit default swaps referencing indices	11	156	5.3	11	639	4.9
Subtotal	12	226	4.3	11	639	4.9
Total	$140	$11,664	4.5	$65	$10,311	4.1
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $11.7 billion and $10.3 billion from the table above were $30 million and $80 million at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016, there were no written credit default swaps held in relation to the trading portfolio. At December 31, 2015, written credit default swaps held in relation to the trading portfolio amounted to $20 million in gross notional amount and ($2) million in estimated fair value.
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
See Note 9 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2016		December 31, 2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (2)	$18,154	$6,603	$13,017	$5,848
OTC-cleared (2)	3,949	1,627	1,600	1,217
Exchange-traded	18	111	67	25
Total gross estimated fair value of derivatives (2)	22,121	8,341	14,684	7,090
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (2)	22,121	8,341	14,684	7,090
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (3)
OTC-bilateral	(4,984)	(4,984)	(4,368)	(4,368)
OTC-cleared	(1,609)	(1,609)	(1,200)	(1,200)
Exchange-traded	(5)	(5)	(1)	(1)
Cash collateral: (4), (5)
OTC-bilateral	(9,606)	—	(6,140)	(7)
OTC-cleared	(2,101)	—	(378)	(10)
Exchange-traded	—	(9)	—	(20)
Securities collateral: (6)
OTC-bilateral	(3,199)	(1,577)	(2,078)	(1,395)
OTC-cleared	—	—	—	—
Exchange-traded	—	(95)	—	(3)
Net amount after application of master netting agreements and collateral	$617	$62	$519	$86
__________________

(1)	See Note 7 for information regarding the Company’s gross and net payables and receivables under repurchase agreement transactions.

(2)
At September 30, 2016 and December 31, 2015, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $333 million and $278 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of ($11) million and $41 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

(3)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(4)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet.

(5)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2016 and December 31, 2015, the Company received excess cash collateral of $554 million and $89 million, respectively, and provided excess cash collateral of $432 million and $204 million, respectively, which is not included in the table above due to the foregoing limitation.

(6)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2016 and December 31, 2015, the Company received excess securities collateral with an estimated fair value of $137 million and $100 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2016 and December 31, 2015, the Company provided excess securities collateral with an estimated fair value of $185 million and $150 million, respectively, for its OTC-bilateral derivatives, and $960 million and $315 million, respectively, for its OTC-cleared derivatives, and $462 million and $224 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

	September 30, 2016			December 31, 2015
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$1,606	$12	$1,618	$1,270	$207	$1,477
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,737	$20	$1,757	$1,365	$174	$1,539
Cash	$—	$—	$—	$4	$4	$8
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in the Company’s credit or financial strength rating, as applicable	$2	$—	$2	$1	$—	$1
Downgrade in the Company’s credit or financial strength rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$2	$—	$2	$1	$—	$1
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2016	December 31, 2015
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$514	$356
Funds withheld on assumed reinsurance	Other invested assets	64	35
Options embedded in debt or equity securities	Investments	(240)	(220)
Net embedded derivatives within asset host contracts		$338	$171
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances and Future policy benefits	$5,000	$(20)
Assumed guaranteed minimum benefits	Policyholder account balances	1,706	965
Funds withheld on ceded reinsurance	Other liabilities	79	(14)
Other	Policyholder account balances	98	4
Net embedded derivatives within liability host contracts		$6,883	$935

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net derivative gains (losses) (1)	$801	$(1,833)	$(4,992)	$(1,039)
Policyholder benefits and claims	$(14)	$59	$91	$40
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($224) million and $1.2 billion for the three months and nine months ended September 30, 2016, respectively, and $253 million and $222 million for the three months and nine months ended September 30, 2015, respectively.

9. Fair Value
Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Fair Value (continued)

	September 30, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$98,569	$7,107	$105,676
U.S. government and agency	40,780	28,688	317	69,785
Foreign corporate	—	53,667	6,752	60,419
Foreign government	—	63,443	322	63,765
RMBS	4,349	35,510	5,450	45,309
State and political subdivision	—	17,417	46	17,463
ABS	—	14,506	1,078	15,584
CMBS	—	11,909	532	12,441
Total fixed maturity securities	45,129	323,709	21,604	390,442
Equity securities	1,364	1,270	655	3,289
FVO and trading securities:
Actively traded securities	—	—	—	—
FVO general account securities	578	30	113	721
FVO contractholder-directed unit-linked investments	11,061	2,816	123	14,000
FVO securities held by CSEs	—	2	7	9
Total FVO and trading securities	11,639	2,848	243	14,730
Short-term investments (1)	5,561	4,310	673	10,544
Mortgage loans:
Residential mortgage loans — FVO	—	—	481	481
Commercial mortgage loans held by CSEs — FVO	—	143	—	143
Total mortgage loans	—	143	481	624
Other investments	92	63	—	155
Derivative assets: (2)
Interest rate	4	15,272	156	15,432
Foreign currency exchange rate	—	4,369	62	4,431
Credit	—	141	19	160
Equity market	14	1,417	334	1,765
Total derivative assets	18	21,199	571	21,788
Net embedded derivatives within asset host contracts (3)	—	—	578	578
Separate account assets (4)	87,035	227,343	1,270	315,648
Total assets	$150,838	$580,885	$26,075	$757,798
Liabilities
Derivative liabilities: (2)
Interest rate	$41	$3,084	$47	$3,172
Foreign currency exchange rate	2	2,795	52	2,849
Credit	—	54	—	54
Equity market	68	1,448	761	2,277
Total derivative liabilities	111	7,381	860	8,352
Net embedded derivatives within liability host contracts (3)	—	—	6,883	6,883
Long-term debt of CSEs — FVO	—	26	12	38
Trading liabilities (5)	—	—	—	—
Separate account liabilities (4)	1	75	6	82
Total liabilities	$112	$7,482	$7,761	$15,355

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

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At September 30, 2016 and December 31, 2015, debt and equity securities also included embedded derivatives of ($240) million and ($220) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2016.

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
FVO and trading securities, Short-term investments, and Other investments
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2016, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were $203 million.
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

					September 30, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(269)	-	603	(4)	(65)	-	240	39	Decrease
	•	Market pricing	•	Quoted prices (5)	6	-	788	123	—	-	780	156	Increase
	•	Consensus pricing	•	Offered quotes (5)	23	-	121	98	68	-	121	98	Increase
Foreign government	•	Market pricing	•	Quoted prices (5)	100	-	124	104	96	-	135	113	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	7	-	131	90	19	-	292	92	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	5	-	105	99	16	-	109	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	98	-	107	100	66	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	200	-	300		307	-	317		Increase (8)
			•	Repurchase rates (9)	(6)	-	17						Decrease (8)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	50	-	328		28	-	381		Increase (8)
Credit	•	Present value techniques	•	Credit spreads (10)	97	-	100		98	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	13%	-	36%		15%	-	36%		Increase (8)
			•	Correlation (13)	40%	-	40%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.21%		Decrease (14)
				Ages 41 - 60	0.01%	-	0.78%		0.01%	-	0.78%		Decrease (14)
				Ages 61 - 115	0%	-	100%		0.04%	-	100%		Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (15)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (15)
				Durations 21 - 116	1.25%	-	100%		1%	-	100%		Decrease (15)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (16)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(17)
			•	Long-term equity volatilities	9.95%	-	33%		8.79%	-	33%		Increase (18)
			•	Nonperformance risk spread	0.05%	-	2.03%		(0.47)%	-	1.31%		Decrease (19)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(11)	At both September 30, 2016 and December 31, 2015, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	FVO and Trading Securities (2)
	(In millions)
Three Months Ended September 30, 2016
Balance, beginning of period	$13,710	$323	$376	$6,700	$53	$682	$231
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	15	—	2	34	—	5	4
Total realized/unrealized gains (losses) included in AOCI	98	(1)	1	39	3	(9)	—
Purchases (5)	680	99	21	1,034	—	4	18
Sales (5)	(595)	—	(7)	(512)	—	(20)	(6)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	424	—	—	81	7	1	—
Transfers out of Level 3 (6)	(473)	(104)	(71)	(316)	(17)	(8)	(4)
Balance, end of period	$13,859	$317	$322	$7,060	$46	$655	$243
Three Months Ended September 30, 2015
Balance, beginning of period	$13,520	$55	$1,336	$7,018	$55	$489	$475
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	25	—	4	29	—	6	(16)
Total realized/unrealized gains (losses) included in AOCI	(296)	—	(1)	(46)	1	(14)	—
Purchases (5)	955	—	17	2,544	20	12	91
Sales (5)	(351)	(1)	(17)	(418)	—	(13)	(41)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	699	18	11	361	—	—	80
Transfers out of Level 3 (6)	(1,850)	(55)	(659)	(955)	(30)	(30)	(191)
Balance, end of period	$12,702	$17	$691	$8,533	$46	$450	$398
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$1	$—	$2	$33	$—	$(1)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (7)	$10	$—	$4	$33	$—	$—	$(16)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Three Months Ended September 30, 2016
Balance, beginning of period	$175	$449	$(132)	$(6,804)	$1,627	$(12)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	1	10	(116)	765	(25)	—	—
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(7)	(27)	—	—	—
Purchases (5)	664	42	—	—	4	—	—
Sales (5)	(55)	(5)	—	—	(155)	—	—
Issuances (5)	—	—	(1)	—	30	—	—
Settlements (5)	—	(15)	(33)	(239)	(45)	—	—
Transfers into Level 3 (6)	—	—	—	—	8	—	—
Transfers out of Level 3 (6)	(111)	—	—	—	(180)	—	—
Balance, end of period	$673	$481	$(289)	$(6,305)	$1,264	$(12)	$—
Three Months Ended September 30, 2015
Balance, beginning of period	$1,809	$345	$(372)	$841	$1,925	$(12)	$(4)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	(2)	(97)	(1,753)	24	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	7	(38)	—	—	—
Purchases (5)	1,296	18	—	—	95	—	(2)
Sales (5)	(11)	(37)	—	—	(93)	—	—
Issuances (5)	—	—	(1)	—	—	—	—
Settlements (5)	—	(9)	24	(216)	—	1	—
Transfers into Level 3 (6)	5	—	—	—	2	—	—
Transfers out of Level 3 (6)	(1,786)	—	—	—	(271)	—	4
Balance, end of period	$1,313	$315	$(439)	$(1,166)	$1,682	$(11)	$(2)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$1	$10	$(103)	$750	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (7)	$—	$(2)	$(103)	$(1,743)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	FVO and Trading Securities (2)
	(In millions)
Nine Months Ended September 30, 2016
Balance, beginning of period	$12,796	$—	$856	$7,116	$46	$432	$270
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(4)	—	9	101	1	(21)	9
Total realized/unrealized gains (losses) included in AOCI	1,027	17	(2)	28	2	43	—
Purchases (5)	1,893	111	58	2,291	—	20	43
Sales (5)	(1,034)	—	(36)	(1,357)	—	(25)	(29)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	711	200	41	43	7	455	18
Transfers out of Level 3 (6)	(1,530)	(11)	(604)	(1,162)	(10)	(249)	(68)
Balance, end of period	$13,859	$317	$322	$7,060	$46	$655	$243
Nine Months Ended September 30, 2015
Balance, beginning of period	$13,432	$—	$1,311	$7,392	$—	$345	$567
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	62	—	10	88	—	7	(27)
Total realized/unrealized gains (losses) included in AOCI	(759)	(1)	1	(68)	—	(22)	—
Purchases (5)	1,884	—	30	4,062	46	57	130
Sales (5)	(964)	(1)	(39)	(1,304)	—	(34)	(130)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	844	19	7	355	—	107	82
Transfers out of Level 3 (6)	(1,797)	—	(629)	(1,992)	—	(10)	(224)
Balance, end of period	$12,702	$17	$691	$8,533	$46	$450	$398
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$2	$—	$9	$96	$1	$(27)	$9
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (7)	$21	$—	$10	$89	$—	$—	$(25)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Nine Months Ended September 30, 2016
Balance, beginning of period	$291	$314	$(411)	$(544)	$1,704	$(11)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	1	22	110	(4,851)	7	—	—
Total realized/unrealized gains (losses) included in AOCI	4	—	36	(237)	—	—	—
Purchases (5)	673	187	12	—	108	—	—
Sales (5)	(294)	(12)	—	—	(233)	—	—
Issuances (5)	—	—	(1)	—	27	—	—
Settlements (5)	—	(30)	(33)	(673)	(58)	(1)	—
Transfers into Level 3 (6)	1	—	—	—	9	—	—
Transfers out of Level 3 (6)	(3)	—	(2)	—	(300)	—	—
Balance, end of period	$673	$481	$(289)	$(6,305)	$1,264	$(12)	$—
Nine Months Ended September 30, 2015
Balance, beginning of period	$336	$308	$(300)	$430	$1,922	$(13)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	1	18	(163)	(964)	5	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	3	(19)	—	—	—
Purchases (5)	1,313	114	4	—	297	—	(2)
Sales (5)	(28)	(100)	—	—	(232)	—	—
Issuances (5)	—	—	(1)	—	—	—	—
Settlements (5)	—	(25)	18	(613)	(2)	2	—
Transfers into Level 3 (6)	—	—	—	—	3	—	—
Transfers out of Level 3 (6)	(309)	—	—	—	(311)	—	—
Balance, end of period	$1,313	$315	$(439)	$(1,166)	$1,682	$(11)	$(2)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$1	$22	$90	$(4,884)	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (7)	$—	$18	$(141)	$(973)	$—	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of actively traded securities, FVO general account securities, FVO contractholder-directed unit-linked investments and FVO securities held by CSEs.

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

	Residential Mortgage Loans — FVO		Certain Assets and Liabilities of CSEs — FVO (1)
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Assets
Unpaid principal balance	$641	$436	$95	$121
Difference between estimated fair value and unpaid principal balance	(160)	(122)	48	51
Carrying value at estimated fair value	$481	$314	$143	$172
Loans in non-accrual status	$186	$122	$—	$—
Liabilities
Contractual principal balance			$50	$71
Difference between estimated fair value and contractual principal balance			(12)	(11)
Carrying value at estimated fair value			$38	$60
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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$12	$44	$—	$—	$—	$(1)
Other limited partnership interests (2)	$78	$53	$(9)	$(8)	$(45)	$(27)
Other assets (3)	$—	$—	$—	$—	$(44)	$—
Goodwill (4)	$—	$—	$(260)	$—	$(260)	$—
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2016 and 2015 were not significant.

(3)	During the nine months ended September 30, 2016, the Company recognized an impairment of computer software in connection with the U.S. Retail Advisor Force Divestiture. See Note 3.

(4)
As discussed in Note 10, for both the three months and nine months ended September 30, 2016, the Company recorded an impairment of goodwill associated with the reporting units within the Brighthouse Financial segment.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$70,532	$—	$—	$73,585	$73,585
Policy loans	$11,177	$—	$1,107	$12,594	$13,701
Real estate joint ventures	$25	$—	$—	$87	$87
Other limited partnership interests	$414	$—	$—	$461	$461
Other invested assets	$559	$169	$—	$390	$559
Premiums, reinsurance and other receivables	$4,030	$—	$910	$3,218	$4,128
Other assets	$243	$—	$205	$76	$281
Liabilities
Policyholder account balances	$126,417	$—	$—	$133,084	$133,084
Long-term debt	$16,505	$—	$18,526	$—	$18,526
Collateral financing arrangements	$4,084	$—	$—	$3,749	$3,749
Junior subordinated debt securities	$3,168	$—	$4,142	$—	$4,142
Other liabilities	$6,919	$—	$6,429	$492	$6,921
Separate account liabilities	$123,253	$—	$123,253	$—	$123,253

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$66,616	$—	$—	$68,539	$68,539
Policy loans	$11,258	$—	$1,279	$12,072	$13,351
Real estate joint ventures	$35	$—	$—	$104	$104
Other limited partnership interests	$524	$—	$—	$615	$615
Other invested assets	$537	$155	$2	$380	$537
Premiums, reinsurance and other receivables	$2,822	$—	$484	$2,421	$2,905
Other assets	$235	$—	$207	$60	$267
Liabilities
Policyholder account balances	$125,040	$—	$—	$130,125	$130,125
Long-term debt	$17,954	$—	$19,360	$—	$19,360
Collateral financing arrangements	$4,139	$—	$—	$3,899	$3,899
Junior subordinated debt securities	$3,194	$—	$4,029	$—	$4,029
Other liabilities	$2,249	$—	$865	$1,385	$2,250
Separate account liabilities	$112,119	$—	$112,119	$—	$112,119

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Goodwill
The Company tests goodwill for impairment during the third quarter of each year at the reporting unit level based upon the best available data at June 30, of that year. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. Step 1 of the goodwill impairment process requires a comparison of the fair value of a reporting unit to its carrying value. To determine the fair values of its reporting units, the Company generally applies a market multiple, discounted cash flow, and/or an actuarial based valuation approach. The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The discounted cash flow valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates. The actuarial based approaches such as embedded value or cash flow testing estimate the net worth of the reporting unit and the value of existing and new business. The actuarial based approaches require judgments and assumptions about level of economic capital required to support the mix of business, long-term growth rates, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that the Company believes is appropriate for the respective reporting unit.
In anticipation of the Separation, in the third quarter of 2016, MetLife reorganized its businesses into six segments: U.S.; Asia; Latin America; EMEA; MetLife Holdings; and Brighthouse Financial. In connection with the reorganization, MetLife realigned certain businesses among its existing and new segments. As a result, the Company reallocated goodwill based on the relative fair values of the reporting units within such segments.
Based on a quantitative analysis performed for the Life and Run-off reporting units within the Brighthouse Financial segment, the Company concluded that the carrying values of these reporting units exceeded their estimated fair values, indicating a potential for goodwill impairment. Accordingly, the Company performed Step 2 of the goodwill impairment process for each of the reporting units, which compares the implied estimated fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the goodwill associated with these reporting units was not recoverable. As a result, the Company recorded a non-cash charge in the aggregate of $260 million ($223 million, net of income tax) for the impairment of the entire goodwill balance, which is reported in goodwill impairment in the interim condensed consolidated statements of operations and comprehensive income for both the three months and nine months ended September 30, 2016.
In addition, the Company performed its annual goodwill impairment tests of all other reporting units during the third quarter of 2016 using a qualitative assessment and/or quantitative assessments under the market multiple, discounted cash flow and/or actuarial based valuation approaches based on best available data as of June 30, 2016 and concluded that the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.
Management continues to evaluate current market conditions that may affect the estimated fair value of the reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.
Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total
	(In millions)
Balance at January 1, 2016
Goodwill	$1,451	$4,508	$1,186	$1,143	$2,579	$260	$218	$11,345
Accumulated impairment (1)	—	—	—	—	(1,692)	—	(176)	(1,868)
Total goodwill, net	1,451	4,508	1,186	1,143	887	260	42	9,477
Dispositions (2)	—	—	—	—	—	—	(42)	(42)
Impairment	—	—	—	—	—	(260)	—	(260)
Effect of foreign currency translation and other	—	352	64	1	—	—	—	417
Balance at September 30, 2016
Goodwill	1,451	4,860	1,250	1,144	2,579	260	176	11,720
Accumulated impairment	—	—	—	—	(1,692)	(260)	(176)	(2,128)
Total goodwill, net	$1,451	$4,860	$1,250	$1,144	$887	$—	$—	$9,592
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
10. Goodwill (continued)

(1)
The $1.9 billion accumulated impairment relates to the retail annuities business, which was impaired in 2012 and includes the allocated goodwill from Corporate & Other. Although the entire balance is reflected in the MetLife Holdings segment, it also relates to the retail annuities business within the Brighthouse Financial segment.

(2)	In conjunction with the U.S. Retail Advisor Force Divestiture, the Company reduced goodwill in Corporate & Other by $42 million during the nine months ended September 30, 2016. See Note 3.
11. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both September 30, 2016 and December 31, 2015:

Series	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000
Series A Junior Participating Preferred Stock	10,000,000	—	—
Not designated	160,900,000	—	—
Total	200,000,000	25,500,000	25,500,000
Common Stock
During the nine months ended September 30, 2016 and 2015, MetLife, Inc. repurchased 1,445,864 and 22,475,816 shares through open market purchases for $70 million and $1.1 billion, respectively.
At September 30, 2016, MetLife, Inc. had no remaining common stock repurchase authorizations. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Awards under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan and the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”) were outstanding at September 30, 2016. All awards granted in 2015 or later were granted under the 2015 Stock Plan. There were no outstanding awards to MetLife, Inc. directors, for their service as directors, as of September 30, 2016.
For Performance Share and Performance Unit awards outstanding as of September 30, 2016, any vested Performance Shares and Performance Units will be multiplied by a performance factor of 0% to 175%. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its business plan. The estimated fair value of Performance Shares and Performance Units will be remeasured each quarter until they become payable.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$18,204	$2,431	$(4,020)	$(1,983)	$14,632
OCI before reclassifications	(1,066)	(24)	49	(259)	(1,300)
Deferred income tax benefit (expense)	281	8	30	85	404
AOCI before reclassifications, net of income tax	17,419	2,415	(3,941)	(2,157)	13,736
Amounts reclassified from AOCI	(173)	(94)	—	46	(221)
Deferred income tax benefit (expense)	60	30	—	(10)	80
Amounts reclassified from AOCI, net of income tax	(113)	(64)	—	36	(141)
Balance, end of period	$17,306	$2,351	$(3,941)	$(2,121)	$13,595

	Three Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$11,761	$1,102	$(4,214)	$(2,206)	$6,443
OCI before reclassifications	962	102	(336)	—	728
Deferred income tax benefit (expense)	(340)	(47)	(24)	—	(411)
AOCI before reclassifications, net of income tax	12,383	1,157	(4,574)	(2,206)	6,760
Amounts reclassified from AOCI	(102)	239	—	57	194
Deferred income tax benefit (expense)	34	(77)	—	(20)	(63)
Amounts reclassified from AOCI, net of income tax	(68)	162	—	37	131
Balance, end of period	$12,315	$1,319	$(4,574)	$(2,169)	$6,891

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

	Nine Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,315	$1,458	$(4,950)	$(2,052)	$4,771
OCI before reclassifications	10,872	1,472	809	(248)	12,905
Deferred income tax benefit (expense)	(3,656)	(460)	200	81	(3,835)
AOCI before reclassifications, net of income tax	17,531	2,470	(3,941)	(2,219)	13,841
Amounts reclassified from AOCI	(339)	(174)	—	145	(368)
Deferred income tax benefit (expense)	114	55	—	(47)	122
Amounts reclassified from AOCI, net of income tax	(225)	(119)	—	98	(246)
Balance, end of period	$17,306	$2,351	$(3,941)	$(2,121)	$13,595

	Nine Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$15,159	$1,076	$(3,303)	$(2,283)	$10,649
OCI before reclassifications	(3,923)	(106)	(1,243)	3	(5,269)
Deferred income tax benefit (expense)	1,337	37	(28)	(1)	1,345
AOCI before reclassifications, net of income tax	12,573	1,007	(4,574)	(2,281)	6,725
Amounts reclassified from AOCI	(392)	490	—	171	269
Deferred income tax benefit (expense)	134	(178)	—	(59)	(103)
Amounts reclassified from AOCI, net of income tax	(258)	312	—	112	166
Balance, end of period	$12,315	$1,319	$(4,574)	$(2,169)	$6,891
__________________

(1)	See Note 7 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$163	$104	$288	$353	Net investment gains (losses)
Net unrealized investment gains (losses)	4	3	23	60	Net investment income
Net unrealized investment gains (losses)	6	(5)	28	(21)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	173	102	339	392
Income tax (expense) benefit	(60)	(34)	(114)	(134)
Net unrealized investment gains (losses), net of income tax	113	68	225	258
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	28	40	56	52	Net derivative gains (losses)
Interest rate swaps	4	3	11	9	Net investment income
Interest rate forwards	1	1	2	5	Net derivative gains (losses)
Interest rate forwards	1	1	4	3	Net investment income
Interest rate forwards	—	1	1	2	Other expenses
Foreign currency swaps	59	(286)	96	(563)	Net derivative gains (losses)
Foreign currency swaps	—	—	(1)	(1)	Net investment income
Foreign currency swaps	—	—	1	1	Other expenses
Credit forwards	—	1	3	1	Net derivative gains (losses)
Credit forwards	1	—	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	94	(239)	174	(490)
Income tax (expense) benefit	(30)	77	(55)	178
Gains (losses) on cash flow hedges, net of income tax	64	(162)	119	(312)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(47)	(58)	(150)	(174)
Amortization of prior service (costs) credit	1	1	5	3
Amortization of defined benefit plan items, before income tax	(46)	(57)	(145)	(171)
Income tax (expense) benefit	10	20	47	59
Amortization of defined benefit plan items, net of income tax	(36)	(37)	(98)	(112)
Total reclassifications, net of income tax	$141	$(131)	$246	$(166)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 13.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Compensation	$1,101	$1,157	$3,600	$3,706
Pension, postretirement and postemployment benefit costs	80	100	323	297
Commissions	1,049	1,103	3,277	3,382
Volume-related costs	214	264	694	761
Capitalization of DAC	(863)	(955)	(2,759)	(2,850)
Amortization of DAC and VOBA	1,017	1,131	2,133	3,053
Amortization of negative VOBA	(55)	(90)	(221)	(282)
Interest expense on debt	292	302	910	908
Premium taxes, licenses and fees	187	199	591	568
Professional services	373	366	1,101	1,079
Rent and related expenses, net of sublease income	90	78	285	245
Other (1)	443	878	1,432	1,798
Total other expenses	$3,928	$4,533	$11,366	$12,665
__________________

(1)
The Company recorded a non-cash charge to net income of $792 million, net of income tax, during the third quarter of 2015. The charge was related to an uncertain tax position and was comprised of a $557 million charge included in provision for income tax expense (benefit) and a $362 million ($235 million, net of income tax) charge included in other expenses.

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
The components of net periodic benefit costs were as follows:

	Three Months Ended September 30,
	2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$67	$4	$68	$3
Interest costs	102	21	106	22
Curtailment costs (1)	(1)	(1)	—	—
Expected return on plan assets	(140)	(19)	(136)	(19)
Amortization of net actuarial (gains) losses	44	3	48	10
Amortization of prior service costs (credit)	—	(1)	(1)	—
Net periodic benefit costs (credit)	$72	$7	$85	$16

	Nine Months Ended September 30,
	2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$212	$8	$206	$12
Interest costs	322	63	318	67
Curtailment costs (1)	(1)	26	—	—
Expected return on plan assets	(394)	(56)	(408)	(59)
Amortization of net actuarial (gains) losses	143	7	143	31
Amortization of prior service costs (credit)	—	(5)	(1)	(2)
Net periodic benefit costs (credit)	$282	$43	$258	$49
__________________

(1)	The Company recognized curtailment charges on certain postretirement benefit plans in connection with the U.S Retail Advisor Force Divestiture. See Note 3.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Earnings Per Common Share
The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except share and per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,100,504,563	1,118,856,041	1,100,558,083	1,120,130,708
Incremental common shares from assumed:
Exercise or issuance of stock-based awards	8,749,753	11,085,040	8,445,077	10,575,611
Weighted average common stock outstanding for diluted earnings per common share	1,109,254,316	1,129,941,081	1,109,003,160	1,130,706,319
Net Income (Loss):
Net income (loss)	$573	$1,198	$2,890	$4,480
Less: Net income (loss) attributable to noncontrolling interests	(4)	(5)	2	4
Less: Preferred stock dividends	6	6	58	67
Preferred stock repurchase premium	—	—	—	42
Net income (loss) available to MetLife, Inc.’s common shareholders	$571	$1,197	$2,830	$4,367
Basic	$0.52	$1.07	$2.57	$3.90
Diluted	$0.51	$1.06	$2.55	$3.86
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2016. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2016, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $400 million.
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
As reported in the 2015 Annual Report, MLIC received approximately 3,856 asbestos-related claims in 2015. During the nine months ended September 30, 2016 and 2015, MLIC received approximately 3,267 and 2,971 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2016.
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
Sales Practices Regulatory Matters
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife USA, NELICO, General American Life Insurance Company (“GALIC”), FMLI, and MSI. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Sale and Replacement of Variable Annuities and FINRA Letter of Acceptance, Waiver and Consent
MSI has entered into a Letter of Acceptance, Waiver and Consent with FINRA (hereinafter, the “Letter”). In the Letter, FINRA stated that, from 2009 through 2014, MSI violated certain National Association of Securities Dealers and FINRA rules in connection with replacements of certain variable annuities and the sale of certain riders on such annuities. MSI was censured, paid a $20 million fine and an additional $5 million to impacted customers.
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that MLIC violated the West Virginia Uniform Unclaimed Property Act (the “Act”), seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MetLife Investors USA, NELICO, MetLife Insurance Company of Connecticut and GALIC, respectively. On August 17, 2016, these companies and the West Virginia Treasurer reached an agreement in principle to resolve these actions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (Circuit Court of Jefferson County, Alabama, filed July 5, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On October 14, 2015, the court denied the defendants’ motion to dismiss the complaint. On October 28, 2016, the parties signed a stipulation of settlement agreeing to resolve this action. Plaintiff is seeking court approval of this settlement.
Total Control Accounts Litigation
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this putative class action lawsuit on behalf of all persons for whom MLIC established a retained asset account, known as a TCA, to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the putative class. On September 27, 2016, the court denied MLIC’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. The Company intends to defend this action vigorously.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

Diversified Lending Group Litigations
Hartshorne v. MetLife Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs have named MetLife, Inc., MSI and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group (“DLG”). In August 2016, a trial of claims by one of the plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MSI, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. The Company intends to appeal this verdict.
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
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which MLIC has agreed to pay up to $23 million to resolve claims as to fax advertisements sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order. On September 28, 2016, the Illinois Supreme Court denied an objector’s petition for leave to appeal.
MetLife, Inc. v. Financial Stability Oversight Council (D. D.C., January 13, 2015)
MetLife, Inc. filed this action in U.S. District Court for the District of Columbia (“D.C. District Court”) seeking to overturn the Financial Stability Oversight Council’s (“FSOC”) designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”). The suit is brought under the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act providing that a company designated as a non-bank SIFI may petition the federal courts for review, and seeks an order requiring that the final determination be rescinded. The D.C. District Court issued a decision on March 30, 2016 granting, in part, MetLife, Inc.’s cross motion for summary judgment and rescinding the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Contingencies, Commitments and Guarantees (continued)

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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on MLIC’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to MLIC’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. The Company intends to defend this action vigorously.
Thrivent Financial for Lutherans v. MetLife Insurance Company USA, (E.D. Wis., filed September 12, 2016)
Plaintiff filed a complaint against MetLife USA contending that MetLife’s use of the Brighthouse Financial trademark and logo will infringe on its trademarks. Alleging violations of federal and state law, plaintiff seeks preliminary and permanent injunctions, compensatory damages, and other relief. MetLife USA intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $4.4 billion at September 30, 2016 and December 31, 2015, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $8.6 billion and $7.1 billion at September 30, 2016 and December 31, 2015, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $1.2 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $9 million and $8 million at September 30, 2016 and December 31, 2015, respectively, for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

16. Subsequent Event
Common Stock Dividend
On October 25, 2016, the MetLife, Inc. Board of Directors declared a fourth quarter 2016 common stock dividend of $0.40 per share payable on December 13, 2016 to shareholders of record as of November 7, 2016. The Company estimates that the aggregate dividend payment will be $441 million.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to our performance measures, operating earnings and operating earnings available to common shareholders, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). These measures are used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings and other financial measures based on operating earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Operating earnings and other financial measures based on operating earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Forward-looking guidance provided on a non-GAAP basis cannot be reconciled to the most directly comparable GAAP measures on a forward-looking basis because net income may fluctuate significantly if net investment gains and losses and net derivative gains and losses move outside of estimated ranges. See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of these measures, and “— Results of Operations” for reconciliations of historical non-GAAP measures to the most directly comparable GAAP measures.
Executive Summary
Overview
MetLife is a global provider of life insurance, annuities, employee benefits and asset management. In anticipation of the Company’s plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”), in the third quarter of 2016, MetLife reorganized its businesses into six segments: U.S.; Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); MetLife Holdings; and Brighthouse Financial. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Other Key Information — Segment Information” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — Significant Events” for information on the Separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Current Period Highlights
During the three months ended September 30, 2016, overall sales growth increased as compared to the three months ended September 30, 2015 as we experienced sales growth across certain products within our segments. In addition, positive net flows drove an increase in our investment portfolio. Our results for the quarter reflect a write-off of deferred policy acquisition costs (“DAC”) and an increase in our insurance-related liabilities due to loss recognition testing upon re-segmentation, as well as charges related to a goodwill impairment.

The following represents the segments’ contributions to total net income (loss) and total operating earnings for the nine months ended September 30, 2016:

8%
11%
17%
46%
57%
0%
(39%)
Net income (loss) (1),(2)
5%
10%
34%
12%
Operating earnings (1),(3)
17%
22%
U.S.
MetLife Holdings
Latin America
Asia
Brighthouse Financial
EMEA

__________________

(1)	Excludes Corporate & Other.

(2)
Stacked column chart reflects the contribution to total net income (loss) for each of the segments for the nine months ended September 30, 2016, including the net loss reflected in the Brighthouse Financial segment.

(3)	See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

Consolidated Results - Highlights
Net income (loss) down $625 million:

		•	Unfavorable net derivative gains (losses) of$1.5 billion ($998 million, net of income tax) driven by changes in interest rates

		•	Goodwill impairment charge of $260 million ($223 million, net of income tax)

		•	Operating earnings available to common shareholders up $716 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders up $716 million:
•
Results of operations were impacted by lower tax and related interest expenses and higher net investment income from portfolio growth, partially offset by refinements made to DAC and certain insurance-related liabilities, as well as unfavorable underwriting.

•	Our results for the three months ended September 30, 2016 included the following:
•
a $296 million, net of income tax, charge from the re-segmentation of our business, driven by the Brighthouse Financial segment’s variable and universal life policies. Of this amount, the Company recorded $254 million, net of income tax, as a one-time charge, which was mostly recognized as a write-off of DAC, with the remaining $42 million, net of income tax, recognized as an increase in insurance-related liabilities.

•	Our results for the three months ended September 30, 2015 included the following:
•
a $557 million one-time tax charge and a $362 million ($235 million, net of income tax) one-time charge for interest on uncertain tax positions that were recorded under accounting guidance for the recognition of tax uncertainties related to the U.S. tax treatment of taxes paid by a wholly-owned United Kingdom (“U.K.”) investment subsidiary of Metropolitan Life Insurance Company (“MLIC”)

	•	a $60 million one-time tax benefit related to the restructuring of our business in Chile
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Operating.”

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Consolidated Results – Highlights
Net income (loss) down $1.6 billion:

•
Unfavorable net derivative gains (losses) of$2.2 billion ($1.4 billion, net of income tax) driven by the impact of the second quarter 2016 annual actuarial assumption review on certain variable annuity products that contain embedded derivatives, partially offset by changes in interest rates, foreign currency exchange rates, and a favorable change on the nonperformance risk adjustment on embedded derivatives

• Operating earnings available to common shareholders down $434 million

• Goodwill impairment charge of $260 million ($223 million, net of income tax)

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
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders down $434 million:
•
Results of operations were impacted by lower investment yields, refinements made to DAC and certain insurance-related liabilities, unfavorable underwriting and the impact of our annual actuarial assumption review, partially offset by lower tax and related interest expenses and higher net investment income from portfolio growth.

•	Our results for the nine months ended September 30, 2016 included the following:
•
a $296 million, net of income tax, charge from the re-segmentation of our business, driven by the Brighthouse Financial segment’s variable and universal life policies. Of this amount, the Company recorded $254 million, net of income tax, as a one-time charge, which was mostly recognized as a write-off of DAC, with the remaining $42 million, net of income tax, recognized as an increase in insurance-related liabilities.

	•	unfavorable reserve adjustments of $257 million, net of income tax, resulting from modeling improvements in the reserving process
	•	unfavorable DAC unlockings of $161 million, net of income tax, related to our second quarter 2016 annual actuarial assumption review of our U.S. variable annuity business
	•	one-time charge of $44 million, net of income tax, related to an adjustment to reinsurance receivables in Australia
	•	tax benefit in Japan of $25 million related to a change in tax rate, which includes a one-time benefit of $20 million that pertains to prior periods
	•	tax charge in Chile of $12 million as a result of tax reform legislation, which includes a one-time charge of $10 million that pertains to prior periods
•	Our results for the nine months ended September 30, 2015 included the following:
	•	the aforementioned $557 million one-time tax charge and the aforementioned $362 million ($235 million, net of income tax) one-time charge for interest on uncertain tax positions
	•	a $60 million one-time tax benefit related to the restructuring of our business in Chile
	•	a $61 million one-time tax benefit in Japan related to a change in tax rate

Consolidated Company Outlook
As part of an enterprise-wide strategic initiative, we announced that, by 2016, we expected to increase our operating return on common stockholders’ equity (“operating ROE”), excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”), driven by higher operating earnings. In 2016, we expect our operating ROE, excluding AOCI other than FCTA, to be lower than 11% due to unfavorable market factors, our current year reserve adjustments from modeling improvements and the effect of our annual variable annuity actuarial assumption review, as well as the activities associated with the proposed Separation of our U.S. retail business.
We believe that many of MetLife’s financial and business characteristics following the Separation will shift favorably and may be reflected in several important metrics, including an improvement in our operating ROE after the costs of the Separation are eliminated.
When making projections, we must rely on the accuracy of our assumptions about future economic and business conditions, which can be affected by known and unknown risks and other uncertainties. Our assumptions have been and will continue to be impacted by (i) MetLife, Inc.’s plan to pursue the Separation, (ii) regulatory uncertainty regarding capital requirements that would have been applicable to us as a result of the Financial Stability Oversight Council’s (“FSOC”) former designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”), which, among other things, impacted the level of our share repurchases, (iii) lower investment margins (primarily in the U.S.) as a result of the sustained low interest rate environment, (iv) lower than anticipated merger and acquisition activity, and (v) the impact on our foreign operations of the strengthening of the U.S. dollar. See “— Other Key Information — Significant Events” for information regarding the Separation, the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”), and the determination by the U.S. District Court for the District of Columbia (“D.C. District Court”) on March 30, 2016 to rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI.
We have engaged and expect to continue to engage in a number of Separation-related transactions that will impact our holding companies’ liquid assets. Further, we have increased and expect to continue to increase our holding companies’ liquid assets over time as a result of (i) $291 million in cash proceeds that we received from the U.S. Retail Advisor Force Divestiture; (ii) dividends in the range of $3.3 billion to $3.8 billion that we expect to receive from Brighthouse (which may be partially funded by the issuance of debt by Brighthouse) and a MetLife-affiliated reinsurance company prior to the Separation; and (iii) proceeds from the disposition of our retained shares of Brighthouse common stock that we expect to receive over time. We expect our holding companies’ liquid assets to decrease in the second half of 2016 as a result of Separation-related items of approximately $1.5 billion consisting of foregone dividends, foregone incremental debt, and expenses to be incurred to effectuate the Separation. In addition to these Separation-related items, we expect to have cash commitments of between $1.0 billion and $2.0 billion over the two-year period of 2017 and 2018 relating to liability management transactions, including the repayment of certain debt maturities. Following the Separation, we plan to maintain a liquidity buffer of $3.0 to $4.0 billion of liquid assets at the holding companies.
Excluding the impact of the above Separation-related items occurring in 2016, we anticipate that our ratio of free cash flow to operating earnings, adjusting for notable items, for the year ended December 31, 2016 will be at or above the high end of a range of 55% to 65%. We expect the average ratio of free cash flow to operating earnings over the two-year period of 2017 and 2018, excluding the impact of the Separation, to be 65% to 75%. This expectation reflects our unit cost improvement program announced earlier this year and the related initiative to invest $1 billion by 2020 to generate $800 million pre-tax run rate annual savings, net of stranded overhead. It also assumes interest rates follow the observable forward yield curves as of August 30, 2016. We expect Separation-related events to occur in both 2016 and 2017 and, accordingly, we may adjust free cash flow in both years for such notable items. We believe that free cash flow is the key determinant of dividends and share repurchases.

Other Key Information
Basis of Presentation
Prior to January 1, 2016, certain international subsidiaries had a fiscal year cutoff of November 30th. Accordingly, the Company’s interim condensed consolidated financial statements reflect the assets and liabilities of such subsidiaries as of November 30, 2015 and the operating results of such subsidiaries for the three months and nine months ended August 31, 2015. Effective January 1, 2016, the Company converted its Japan operations to calendar year-end reporting. The elimination of a one-month reporting lag of a subsidiary is considered a change in accounting principle and requires retrospective application. While the Company believes that eliminating the lag in the reporting of its Japan operations was preferable in order to consistently reflect events, economic conditions and global trends in the financial statements, the Company determined that it was impracticable to apply the effects of the lag elimination to financial reporting periods prior to January 1, 2015. The effect of not retroactively applying this change in accounting, however, was not material to the 2015 or 2016 consolidated financial statements. Therefore, the Company reported the cumulative effect of the change in accounting principle in net income for the three months ended March 31, 2016 and the nine months ended September 30, 2016 and did not retrospectively apply the effects of this change to prior periods. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Segment Information
Based on the proposed Separation, in the third quarter of 2016, the Company reorganized its businesses as follows:

•	The businesses the Company plans to separate and include in Brighthouse Financial are reflected in a new segment, Brighthouse Financial.

•
The businesses formerly in the Retail segment, but that the Company does not plan to include in the Brighthouse Financial segment, are reflected in a new segment, MetLife Holdings. This segment also includes the long-term care business, formerly reported as part of the Group, Voluntary & Worksite Benefit (“GVWB”) segment, and the reinsurance treaty relating to the former Japan joint venture, previously reported in Corporate & Other.

•
The Property & Casualty business, the Retirement & Income Solutions business (which represents most of the segment formerly known as Corporate Benefit Funding), and the Group Benefits business (consisting of the remaining components of the GVWB business, including the individual disability insurance business previously reported in the former Retail segment), are reflected in a new segment, U.S.

•	The U.S. Direct business, previously reported as part of the Latin America segment, has been disaggregated and reported in the new U.S. segment and in Corporate & Other.

•	The Asia and EMEA segments remain unchanged.
These changes were applied retrospectively and did not have an impact on total consolidated net income or operating earnings in the prior periods. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments.
This re-segmentation resulted in a $296 million, net of income tax, charge to earnings in the current period, all in the Brighthouse Financial segment, driven by the segment’s variable and universal life products. This charge is the direct result of the Company, beginning in the third quarter, no longer being able to aggregate, for loss recognition testing, the variable and universal life products of Brighthouse Financial with the variable and universal life products remaining with MetLife Holdings. Of this amount, the Company recorded $254 million, net of income tax, as a one-time charge, which was mostly recognized as a write-off of DAC, with the remaining $42 million, net of income tax, recognized as an increase in insurance-related liabilities. The ongoing impact to Brighthouse Financial from the loss of aggregation benefit is expected to be approximately $40 million, net of income tax, per quarter, gradually declining over time.
Significant Events
In July 2016, MetLife, Inc. completed the U.S. Retail Advisor Force Divestiture for $291 million. MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — U.S. Regulation — Regulation as a Non-Bank SIFI” in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. Additionally, on July 21, 2016, MetLife, Inc. announced that, following the Separation, the separated business will be rebranded as “Brighthouse Financial.” On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). The information statement filed as an exhibit to the Form 10 disclosed that the Company intends to include MetLife Insurance Company USA (“MetLife USA”), New England Life Insurance Company (“NELICO”), First MetLife Investors Insurance Company, MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. The ultimate form and timing of the Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. MetLife expects that the life insurance closed block and the life and annuity business sold through MLIC will not be a part of Brighthouse Financial. The Separation remains subject to certain conditions including, among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, and an SEC declaration of the effectiveness of the Form 10.
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
Weakness in the energy and metals and mining sectors and concerns about the political and/or economic stability in the U.K., Brazil, Turkey, Russia, Ukraine, China, Japan, the Middle East and Puerto Rico, as well as Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”) and Cyprus have contributed to global market volatility. See “— Investments — Current Environment — Selected Country and Sector Investments.” Events following the U.K.’s referendum on June 23, 2016 and the uncertainties associated with its pending withdrawal from the European Union (“EU”) have also contributed to market volatility. The risk of market volatility may spread beyond the U.K. and the uncertainties associated with its pending withdrawal from the EU could be intensified by foreign exchange risks. These factors could contribute to weakening gross domestic product (“GDP”) growth, primarily in the U.K. and Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the exit negotiations and negotiations regarding trade and other arrangements.

Concerns about global economic conditions, capital markets and the solvency of certain EU member states, including Europe’s perimeter region, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems, have also been a cause of elevated levels of market volatility. See “— Investments — Current Environment” for information regarding our exposure to obligations of European governments, European private obligors and Europe’s perimeter region. Contributing to such volatility are concerns that such countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt of such countries, including Europe’s perimeter region, could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. While economic conditions in certain of these countries, including Europe’s perimeter region, seem to be stabilizing or improving, there is still concern that any support measures, including those made by the European Central Bank (“ECB”) to lessen the risk of deflation, lower borrowing costs in the Euro zone and encourage corporations to issue more asset-backed securities, could affect the Euro exchange rate and have uncertain impacts on interest rates and risk markets. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q in similarly named sections under the caption “Risk Factors.”
We face substantial exposure to the Japanese economy given our operations there. Structural weaknesses and debt sustainability have yet to be addressed effectively. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks and its nominal yields on government debt have remained at a lower level than that of any other developed country. However, frequent changes in government have prevented policy makers from implementing fiscal reform measures to put public finances on a sustainable path. To avert deflation and to achieve sustainable economic growth, the government and the Bank of Japan have implemented a coordinated strategy which includes the imposition of a negative rate on commercial bank deposits, continued government bond purchases and tax reform, including the lowering of the Japanese corporate tax rate and the delay until 2019 of an increase in the consumption tax to 10%. As a result of the decrease in the corporate tax rate, the Company recorded a one-time benefit of $174 million in the second quarter of 2015, which included an increase in Asia’s operating earnings of $61 million.
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
During periods of declining interest rates, we may have to invest insurance cash flows and reinvest the cash flows we received as interest or return of principal on our investments in lower yielding instruments. Moreover, borrowers may prepay or redeem the fixed income securities, commercial, agricultural or residential mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates. Therefore, some of our products expose us to the risk that a reduction in interest rates will reduce the difference between the amounts that we are required to credit on contracts in our general account and the rate of return we are able to earn on investments intended to support obligations under these contracts. This difference between interest earned and interest credited, or margin, is a key metric for the management of, and reporting for, many of our businesses.
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

U.S. Regulation
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the New York State Department of Financial Services (“NYDFS”), to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. A September 2016 Supervisory College was chaired by the NYDFS and attended by MetLife’s key U.S. and international regulators. We have not received any reports or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business.
New York’s Proposed Cybersecurity Regulation
Since late 2015, the NYDFS has been considering a potential cybersecurity regulation for those banking and insurance entities under its jurisdiction. On September 13, 2016, the NYDFS released a proposed regulation for a 45-day comment period. The proposed regulation would require any person operating under a license or similar authorization under the New York banking, insurance or financial services law to establish a cybersecurity program meeting certain core functions, adopt a cybersecurity policy, appoint a Chief Information Security Officer, and oversee the cybersecurity practices of third-party service providers, among other requirements.
ERISA Considerations
The Department of Labor (“DOL”) issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These regulations substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or Individual Retirement Accounts or Annuities (“IRAs”), will be deemed a fiduciary under ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. On September 27, 2016, the DOL released Frequently Asked Questions on the new exemption and amendments to certain existing exemptions, which provide guidance concerning the application and implementation of the new and amended prohibited transaction exemptions.
We anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
On July 11, 2016, the DOL, the IRS and the Pension Benefit Guaranty Corporation proposed revisions to the Form 5500, the form used for ERISA annual reporting. The revisions affect employee pension and welfare benefit plans, including our ERISA plans, and require audits of information, self-directed brokerage account disclosure and additional extensive disclosure. We cannot predict the effect these proposals will have on our business, if enacted, or what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our results of operations and financial condition.
International Regulation
Our international operations are exposed to increased political, legal, financial, operational and other risks. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q in similarly named sections under the caption “Risk Factors.”

On June 23, 2016, the U.K. held a referendum regarding its membership in the EU, resulting in a narrow vote in favor of leaving the EU. The U.K. subsequently indicated that it will initiate the withdrawal process by the end of March 2017. The member withdrawal provisions in the applicable EU treaty have not been used before so it is unclear how the provisions will work in practice. Assuming the U.K. initiates the withdrawal process by giving notice that it is withdrawing from the EU, the relevant treaty provides that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period (unless such period is extended by unanimous vote of the other EU member states). It is currently anticipated that the withdrawal agreement would deal with the details of the immediate exit but would not set out final trade arrangements or deal comprehensively with other potentially significant matters. Upon effectiveness of the withdrawal agreement, or, if no agreement is concluded in the two-year period, at the end of the period, the U.K. will no longer be a member of the EU. In the meantime, however, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations which may be modified or eliminated as a result of the U.K. exiting the EU. Operating expenses within our businesses could increase as a result of uncertainties during the negotiation period and in the event of an eventual U.K. withdrawal.
Other changes in the laws and regulations of jurisdictions that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions. The Polish Ministry of Economic Development recently proposed the transfer of certain pension fund assets to the government, the creation of private individual retirement accounts using certain other pension fund assets, and the implementation of additional pension plan options intended to boost savings and long-term investment. It is premature to predict the impact that such measures, if implemented, would have on our business in Poland. In Chile, in September 2015, a Presidential Advisory Committee issued several recommendations to reform the pension system. On August 9, 2016, Chilean President Bachelet proposed further changes to the pension system, including the (i) creation of a state-owned pension fund which may have the benefit of certain exceptions unavailable to private pension funds, (ii) implementation of a competitive bidding process for existing customers, which could result in loss of such customers to funds with lower commissions, and (iii) obligation for pension funds to refund commissions in the event of negative returns, which could, in turn, cause fund managers to invest in instruments which have lower volatility, but lower returns. These proposals, if enacted, may have a significant adverse effect on our business in Chile. The committee issued a series of recommendations in September 2015, but the reform proposal has not been finalized and may still change further if a bill results from their recommendations. It is premature to predict the impact of such reforms on our pension business in Chile. On July 21, 2016, the Chilean Pension Funds Superintendency instituted a proceeding to consider the validity of the action taken by the Superintendency in 2015 approving the merger of Administradora de Fondos de Pensiones ProVida, S.A. into a subsidiary of MetLife, Inc., which was effective on September 1, 2015. It is premature to predict the outcome of the proceedings and its potential impact on our pension business in Chile.
The European Insurance and Occupational Pensions Authority, along with European legislation, requires European regulators, such as the Central Bank of Ireland (“CBI”), to establish Supervisory Colleges for European Economic Area-based insurance groups with significant European operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ European supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. An October 2016 Supervisory College was chaired by the CBI and was attended by MetLife’s key European regulators. We have not received any reports or recommendations from the Supervisory College meeting, and we do not expect the outcome of the meeting to have a material adverse effect on our business.
Solvency Regimes
Other Solvency Regimes
Mexico adopted a reform of its Insurance Law in February 2013. In accordance with this reform, a Solvency II-type regulatory framework became effective on January 1, 2016 which instituted changes to reserve and capital requirements and corporate governance and fostered greater transparency. In line with the requirements of the local Solvency II, insurance companies calculate and report their capital requirement using a standard formula designed by the local regulators (“CNSF”). In addition, as required, the Company completed and submitted its first Own Risk and Solvency Assessment to the CSNF on October 31, 2016, as previously approved by the Board of Directors.

In Chile, the law implementing Solvency II-like regulation continues in the studies stage. However, the Chilean insurance regulator has already issued two resolutions, one for governance, and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. A fourth impact study was completed and submitted in July 2016. On March 31, 2016, the local regulator issued a final regulation which requires insurance companies to implement a risk appetite framework and produce an Own Risk and Solvency Assessment. The first such report must be submitted to the local regulator no later than September 30, 2017. Even though a formal implementation date has not yet been set, it is estimated that the new solvency and supervisory regime could be in force between 2018 and 2019.
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
Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively, and the BCR and HLA requirements are expected to be refined based on data confidentially submitted by certain G-SIIs to their group-wide supervisors until they are fully adopted and implemented in 2019. The IAIS published a new assessment methodology on June 16, 2016 which was used this year to assess a pool of approximately 50 insurers, including MetLife, Inc. The new methodology reflects changes in the previous definitions of non-traditional and non-insurance activity, along with certain other changes in both quantitative and qualitative assessments. The assessments are complete and designations are pending. It is uncertain whether MetLife, Inc. will be designated a G-SII by the FSB under this new methodology.
Mortgage and Foreclosure-Related Exposures
MetLife no longer engages in the origination, sale and servicing of forward and reverse residential mortgage loans. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for further information regarding our mortgage and foreclosure-related exposures.
Notwithstanding MetLife Bank, National Association’s (“MetLife Bank”) exit from the origination and servicing businesses, MetLife Home Loans LLC remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $45 million and $72 million at September 30, 2016 and December 31, 2015, respectively. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $11 million and $31 million at September 30, 2016 and December 31, 2015, respectively. Management is satisfied that adequate provision has been made in the Company’s interim condensed consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.

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
We accelerated the annual review of our actuarial assumptions for our U.S. variable annuities business from the third quarter to the second quarter of 2016 in connection with the proposed Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins. With respect to policyholder behavior, which was the significant update for the second quarter of 2016, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. As an example in 2012, we recorded a charge to reflect better than expected persistency; and in 2014, we recorded a charge as we began to reflect lower utilization of the elective annuitization option in early generations of our guaranteed minimum income benefit (“GMIBs”). In addition, in the third quarter of 2016, we performed the annual review of our actuarial assumptions for all of our remaining annuity and life businesses. See “— Deferred Policy Acquisition Costs and Value of Business Acquired” and “— Derivatives” noted below and “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015 — Actuarial Assumption Review” and “— Results of Operations — Consolidated Results — Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015 — Actuarial Assumption Review” for further information.
Goodwill
Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewed business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.

In connection with the reorganization, the Company realigned certain businesses among its existing and new segments. As a result, the Company reallocated goodwill based on the relative fair values of the businesses that it realigned and the portion of the reporting unit that it retained. The Company performed an analysis to identify all reporting units under this revised structure.
In the third quarter of 2016, the Company performed its annual goodwill impairment test on its Brighthouse Financial Life reporting unit and Brighthouse Financial Run-off reporting unit based upon its best available data at June 30, 2016. The Company utilized either an actuarial based embedded value or the cash flow testing valuation approaches, which estimate the net worth of the reporting unit and the value of existing and new business, if applicable. Under these actuarial-based methodologies, the estimated fair value of these reporting units was less than the carrying value, indicating a potential for goodwill impairment. The Brighthouse Financial Life reporting unit’s fair value is negatively impacted by a concentration in universal life products including those with secondary guarantees without the benefit of having a significant book of traditional life insurance. The Brighthouse Financial Run-off reporting unit, as a closed block, resulted in utilization of a higher discount rate reflective of expected risk-adjusted returns associated with such business which negatively impacted the estimated fair value of this reporting unit. As a result, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the allocated goodwill associated with this reporting unit was not recoverable. Therefore, the Company recorded a non-cash charge of $147 million ($126 million, net of income tax) and $113 million ($97 million, net of income tax) for the Brighthouse Financial Life and Brighthouse Financial Run-off reporting units, respectively, for the impairment of the entire goodwill balance which is reported in goodwill impairment in the interim condensed consolidated statements of operations and comprehensive income for both the three months and nine months ended September 30, 2016.
In addition, in the third quarter of 2016, the Company tested the MetLife Holdings Life reporting unit for impairment using the actuarial based embedded value fair valuation approach. The estimated fair value of the reporting unit exceeded the carrying value by approximately 13% and, therefore, the reporting unit was not impaired. If we had assumed that the discount rate was 100 basis points higher than the discount rate used, the estimated fair value of the MetLife Holdings Life reporting unit would have been less than the carrying value by approximately 7%. The MetLife Holdings Life reporting unit consists of operations relating to products and businesses no longer actively marketed by the Company. As of September 30, 2016, the amount of goodwill allocated to the MetLife Holdings Life reporting unit was $887 million.
The Company also performed its annual goodwill impairment tests of all other reporting units during the third quarter of 2016 using a qualitative assessment and/or quantitative assessments under the market multiple, discounted cash flow and/or actuarial-based valuation approaches based on best available data as of June 30, 2016 and concluded that the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.
We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on the Company’s goodwill.
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
As previously discussed, during the second quarter of 2016, the Company made changes to policyholder behavior and long-term economic assumptions, as well as risk margins, resulting in changes to the actual and expected future gross profits. Other assumptions, such as expenses, in-force or persistency assumptions and policyholder dividends on participating traditional life contracts, variable and universal life contracts were reviewed in the third quarter of 2016 as part of the annual actuarial assumption review. See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015 — Actuarial Assumption Review” and “— Results of Operations — Consolidated Results — Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015 — Actuarial Assumption Review” for further information.

At September 30, 2016, DAC and VOBA for the Company was $24.7 billion. In addition to assumption updates, amortization of DAC and VOBA associated with the variable and universal life and annuity contracts was significantly impacted by movements in equity markets. The following illustrates the effect on DAC and VOBA of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits during the nine months ended September 30, 2016. Increases (decreases) in DAC and VOBA balances, as presented below, resulted in a corresponding decrease (increase) in amortization.

Nine Months Ended September 30, 2016
(In millions)
General account investment return	$9
Separate account investment return	(10)
Net investment gains (losses)/Net derivative gains (losses)	1,290
Guaranteed minimum income benefits	(173)
Expense	(11)
In-force/Persistency	(4)
Other	(532)
Total	$569
The following represent significant items contributing to the changes to DAC and VOBA amortization for the nine months ended September 30, 2016:

•	Changes in net investment and net derivative gains (losses) resulted in the following changes in DAC and VOBA amortization:

–
Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities, resulting in a decrease of DAC and VOBA amortization of approximately $1.1 billion, excluding the impact from our nonperformance risk and risk margins, which are described below. The increase in the guarantee liability valuations on variable annuities was mostly attributable to the annual assumption review, which is described more fully in “— Results of Operations — Consolidated Results — Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2016 — Actuarial Assumption Review.” Mark-to-market changes on the freestanding derivatives hedging such guarantee obligations resulted in a decrease in DAC and VOBA amortization of approximately $100 million.

–
The Company’s nonperformance risk adjustment decreased the valuation of guaranteed liabilities, increased actual gross profits and increased DAC and VOBA amortization by approximately $265 million. This is more than offset by higher risk margins, which increased the guarantee liability valuations, decreased actual gross profits and decreased DAC and VOBA amortization by approximately $400 million.

•
The change in current and projected GMIB liabilities, mostly attributable to long-term investment rate of return and policyholder behavior related assumptions updates, as well as hedge gains, resulted in an increase to DAC and VOBA amortization of approximately $170 million.

•	The change in other is primarily driven by:

–
An acceleration of approximately $360 million of DAC amortization associated with universal life products resulting from the re-segmentation of MetLife businesses to establish a Brighthouse Financial segment.

–	An increase of approximately $110 million of DAC amortization resulting from the annual assumption update of the closed block.
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

	Changes in Balance Sheet Carrying Value At September 30, 2016
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$5,357	$981
As reported	$6,706	$1,529
50% decrease in our credit spread	$8,126	$2,112
See “— Results of Operations — Consolidated Results — Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015 — Actuarial Assumption Review” for a more detailed analysis.
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
Segment net investment income, with the exception of the Brighthouse Financial segment, is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, operating earnings or net income (loss). The Brighthouse Financial segment’s net investment income represents that of the legal entities which comprise Brighthouse and its subsidiaries on a historical basis, however, may not be indicative of that on a combined standalone basis.
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
Acquisitions and Dispositions
See “— Executive Summary — Other Key Information — Significant Events” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the U.S. Retail Advisor Force Divestiture and the proposed Separation.

Results of Operations
Consolidated Results
Business Overview. Overall sales improved from prior period levels as a result of increased sales of certain products within our segments for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. An overall increase in sales from our U.S. segment was primarily driven by the timing of our funding agreement issuances and an increase in structured settlement annuity sales due to price competition, partially offset by lower pension risk transfers and decreases in sales of income annuities and post-retirement benefit products. For our EMEA segment, improved sales in the Middle East and the U.K. were partially offset by strong prior period sales in Poland. In our MetLife Holdings and Brighthouse Financial segments, life and annuity sales declined as a result of the proposed Separation and the U.S. Retail Advisor Force Divestiture. In our Latin America segment, lower group life, medical and pension sales were partially offset by higher sales of property & casualty and accident & health products. Sales in our Asia segment declined primarily due to management actions taken to improve product value.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Premiums	$10,391	$10,375	$29,501	$28,940
Universal life and investment-type product policy fees	2,296	2,346	6,926	7,174
Net investment income	5,464	3,959	14,910	14,367
Other revenues	366	484	1,340	1,497
Net investment gains (losses)	257	382	538	535
Net derivative gains (losses)	(1,051)	485	(1,815)	394
Total revenues	17,723	18,031	51,400	52,907
Expenses
Policyholder benefits and claims and policyholder dividends	11,167	10,688	31,758	29,967
Interest credited to policyholder account balances	1,820	647	4,646	3,940
Goodwill impairment	260	—	260	—
Capitalization of DAC	(863)	(955)	(2,759)	(2,850)
Amortization of DAC and VOBA	1,017	1,131	2,133	3,053
Amortization of negative VOBA	(55)	(90)	(221)	(282)
Interest expense on debt	292	302	910	908
Other expenses	3,537	4,145	11,303	11,836
Total expenses	17,175	15,868	48,030	46,572
Income (loss) before provision for income tax	548	2,163	3,370	6,335
Provision for income tax expense (benefit)	(25)	965	480	1,855
Net income (loss)	573	1,198	2,890	4,480
Less: Net income (loss) attributable to noncontrolling interests	(4)	(5)	2	4
Net income (loss) attributable to MetLife, Inc.	577	1,203	2,888	4,476
Less: Preferred stock dividends	6	6	58	67
Preferred stock repurchase premium	—	—	—	42
Net income (loss) available to MetLife, Inc.’s common shareholders	$571	$1,197	$2,830	$4,367
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
During the three months ended September 30, 2016, income (loss) before provision for income tax decreased $1.6 billion ($625 million, net of income tax) from the prior period primarily driven by an unfavorable change in net derivatives gains (losses) and a current period goodwill impairment charge, partially offset by a favorable change in operating earnings.

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

	Three Months Ended September 30,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$(272)	$723
Foreign currency exchange rate	67	139
Credit	57	(39)
Equity	5	14
Non-VA embedded derivatives	(71)	82
Total non-VA program derivatives	(214)	919
VA program derivatives
Market risks in embedded derivatives	1,352	(1,684)
Nonperformance risk adjustment on embedded derivatives	(224)	253
Other risks in embedded derivatives	(256)	(484)
Total embedded derivatives	872	(1,915)
Freestanding derivatives hedging embedded derivatives	(1,709)	1,481
Total VA program derivatives	(837)	(434)
Net derivative gains (losses)	$(1,051)	$485
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $1.1 billion ($736 million, net of income tax). This was primarily due to long-term interest rates decreasing less in the current period than in the prior period, unfavorably impacting receive-fixed interest rate swaps and interest rate swaptions primarily hedging long duration liability portfolios. In addition, a change in the value of the assets underlying reinsurance-related funds withheld unfavorably impacted non-VA embedded derivatives. Non-VA embedded derivatives were also unfavorably impacted by certain equity-indexed fixed annuities due to key equity index levels increasing in the current period but decreasing in the prior period. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $403 million ($262 million, net of income tax). This was due to an unfavorable change of $477 million ($310 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and by an unfavorable change of $154 million ($100 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by a favorable change of $228 million ($148 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $477 million ($310 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives was due to an unfavorable change of $266 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees and an unfavorable change of $211 million, before income tax, related to changes in our own credit spread.
The foregoing $154 million ($100 million, net of income tax) unfavorable change was comprised of a $3.2 billion ($2.1 billion, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, which was offset by a $3.0 billion ($2.0 billion, net of income tax) favorable change in market risks in embedded derivatives.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased less in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 3% in the current period and decreased by 14% in the prior period.

•
Key equity index levels mainly increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the Standard & Poor’s Ratings Services (“S&P”) 500 Index increased by 3% in the current period and decreased by 7% in the prior period.

•
Key equity volatility measures decreased in the current period and were mixed in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives.

The aforementioned $228 million ($148 million, net of income tax) favorable change in other risks in embedded derivatives reflected:

•	The cross effect of capital markets changes, which resulted in a favorable period over period change in the valuation of the embedded derivatives;

•	A decrease in the risk margin adjustment, measuring policyholder behavior risks, which was also affected by market and interest rate changes; and

•	In-force changes and the mismatch of fund performance between actual and modeled funds; partially offset by

•	A combination of other factors, including reserve changes influenced by benefit features and actual policyholder behavior, as well as FCTA.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $125 million ($81 million, net of income tax) primarily reflects higher gains on sales of real estate in the prior year. This unfavorable change was partially offset by higher current period gains on sales of fixed maturity securities and lower current period losses on other limited partnership interests, as well as a gain from the U.S. Retail Advisor Force Divestiture in the current period.
Goodwill. The three months ended September 30, 2016 includes a $260 million ($223 million, net of income tax) non-cash charge for goodwill impairment associated with our Brighthouse Financial segment. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
Actuarial Assumption Review. We annually review our long-term actuarial assumption for policyholder behavior, market returns and other actuarial items. With respect to policyholder behavior, we have recorded charges, and in some cases, benefits in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. See “— Summary of Critical Accounting Estimates.” During the current period, we performed a review of assumptions related to reserves and DAC for our annuity and life businesses, with the exception of our U.S. variable annuity business, which was reviewed in the second quarter of 2016 in connection with the proposed Separation.
Results for the current period include an $94 million ($59 million, net of income tax) loss associated with our annual assumption review related to reserves and DAC, of which a $15 million gain ($10 million, net of income tax) was recognized in net derivative gains (losses). Of the $94 million loss, $109 million ($69 million, net of income tax) was associated with DAC and a benefit of $15 million ($10 million, net of income tax) was related to reserves. The $15 million gain recognized in net derivative gains (losses) associated with this review of assumptions was included within the other risks caption in the table above.

As a result of our current period annual actuarial assumption review, changes were made to economic, policyholder behavior, mortality and other assumptions. The most significant impacts were in the MetLife Holdings segment and are summarized as follows:

•	Change in economic assumptions resulted in a release of DAC and increase of reserves, resulting in a net loss of $57 million ($37 million, net of income tax).

•	Change in policyholder behavior and mortality assumptions resulted in an increase in DAC, resulting in a net gain of $49 million ($33 million, net of income tax).

•
The remaining assumption updates resulted in a release of DAC, partially offset by a decrease in reserves resulting in a loss of $86 million ($55 million, net of income tax). The most notable assumption update was a net loss related to our projection of closed block results.

Results for the prior period include a $313 million ($203 million, net of income tax) charge associated with our annual assumption review related to reserves and DAC for all of our annuity and life businesses, of which a $3 million loss ($2 million, net of income tax) was recognized in net derivative gains (losses). Of the $313 million charge, $60 million ($39 million, net of income tax) was related to DAC and $253 million ($164 million, net of income tax) was associated with reserves.
Divested Businesses. Income (loss) before provision for income tax related to the divested businesses, excluding net investment gains (losses) and net derivative gains (losses), increased $25 million ($16 million, net of income tax) to income of $24 million ($14 million, net of income tax) in the current period from a loss of $1 million ($2 million, net of income tax) in the prior period. Included in this decline was a slight decrease in total revenues and a decrease in total expenses of $26 million, before income tax. The current period includes expenses and charges associated with the U.S Retail Advisor Force Divestiture and the proposed Separation.
Taxes. Income tax benefit for the three months ended September 30, 2016 was $25 million, or (5)% of income (loss) before provision for income tax, compared with income tax expense of $965 million, or 45% of income (loss) before provision for income tax, for the three months ended September 30, 2015. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Current period results include a one-time tax benefit of $36 million for tax audit settlements, partially offset by a charge of $22 million related to the filing of the Company’s U.S. federal tax return. Current period results also include the aforementioned $260 million ($223 million, net of income tax) non-cash charge for goodwill impairment. The tax benefit on this charge was limited to $37 million on the associated tax goodwill. Prior period results include a one-time tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. In addition, prior period results include one-time tax benefits of $61 million related to the restructuring of our business in Chile, $57 million related to the repatriation of earnings from Japan and $16 million related to the filing of the Company’s U.S. federal tax return.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for net income (loss) and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $716 million, net of income tax, to $1.4 billion, net of income tax, for the three months ended September 30, 2016 from $705 million, net of income tax, for the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2016, income (loss) before provision for income tax decreased $3.0 billion ($1.6 billion, net of income tax) from the prior period primarily driven by unfavorable changes in net derivative gains (losses) and operating earnings, as well as a current period goodwill impairment charge. In addition, in the current period, income (loss) before provision for income tax includes the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods.

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

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$1,581	$506
Foreign currency exchange rate	851	296
Credit	73	(36)
Equity	(45)	(78)
Non-VA embedded derivatives	(207)	87
Total non-VA program derivatives	2,253	775
VA program derivatives
Market risks in embedded derivatives	(1,330)	(658)
Nonperformance risk adjustment on embedded derivatives	1,238	222
Other risks in embedded derivatives	(4,693)	(690)
Total embedded derivatives	(4,785)	(1,126)
Freestanding derivatives hedging embedded derivatives	717	745
Total VA program derivatives	(4,068)	(381)
Net derivative gains (losses)	$(1,815)	$394
The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.5 billion ($961 million, net of income tax). This was primarily due to long-term interest rates decreasing more in the current period than in the prior period, favorably impacting receive-fixed interest rate swaps and interest rate swaptions primarily hedging long duration liability portfolios. The strengthening of the Japanese yen relative to other key currencies favorably impacted foreign currency forwards and futures that primarily hedge foreign denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
These favorable changes were partially offset by a change in the value of the assets underlying reinsurance-related funds withheld unfavorably impacting non-VA embedded derivatives. Non-VA embedded derivatives were also unfavorably impacted by certain equity-indexed fixed annuities due to key equity index levels increasing in the current period but decreasing in the prior period.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $3.7 billion ($2.4 billion, net of income tax). This was due to an unfavorable change of $4.0 billion ($2.6 billion, net of income tax) in other risks in embedded derivatives and an unfavorable change of $700 million ($455 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by a favorable change of $1.0 billion ($660 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $4.0 billion ($2.6 billion, net of income tax) unfavorable change in other risks in embedded derivatives reflected:

•	Updates to actuarial policyholder behavior assumptions within the valuation model. For details, see “— Actuarial Assumption Review”; and

•
An increase in the risk margin adjustment, measuring policyholder behavior risks, which was also affected by the second quarter 2016 actuarial assumption update, along with market and interest rate changes; partially offset by

•	The cross effect of capital market changes, a combination of other factors, including reserve changes influenced by benefit features and actual policyholder behavior, as well as FCTA.

The foregoing $700 million ($455 million, net of income tax) unfavorable change reflects a $672 million ($437 million, net of income tax) unfavorable change in market risks in embedded derivatives and a $28 million ($18 million, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased more in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 32% in the current period and decreased by 7% in the prior period.

•
Key equity index levels were mixed in the current period and mostly decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased by 6% in the current period and decreased by 7% in the prior period.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives related to the assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan. For example, the Japanese yen strengthened against the U.S. dollar by 16% in the current period and remained unchanged in the prior period.

The aforementioned $1.0 billion ($660 million, net of income tax) favorable change in the nonperformance risk adjustment on embedded derivatives resulted from a favorable change of $1.1 billion, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, partially offset by an unfavorable change of $34 million, before income tax, related to changes in our own credit spread.
Goodwill. The nine months ended September 30, 2016 includes a $260 million ($223 million, net of income tax) non-cash charge for goodwill impairment associated with our Brighthouse Financial segment. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
Actuarial Assumption Review. Results for the current period include a $3.2 billion ($2.1 billion, net of income tax) non-cash charge associated with the annual review of assumptions related to reserves and DAC, of which a $3.7 billion loss ($2.4 billion, net of income tax) was recognized in net derivative gains (losses) and a loss of $103 million ($67 million, net of income tax) was recognized in updates to the closed block projection. Of the $3.2 billion charge, $3.9 billion ($2.5 billion, net of income tax) was related to reserves and a benefit of $732 million ($478 million, net of income tax) was associated with DAC.
The $3.7 billion loss recognized in net derivative gains (losses) associated with this review of assumptions was included within the other risks in embedded derivatives caption in the table above.
The significant impacts of the annual actuarial assumption review were on the U.S. variable annuity block of business and are summarized as follows:

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
– Adjusting the rate at which policyholders withdrew funds through systematic withdrawals; and
– Higher policyholder persistency related to the portion of the business that will remain with the Company after the proposed Separation, dependent on the amount a contract is in-the-money.

•
Changes in economic assumptions resulted in reserve increases and unfavorable DAC amortization resulting in a charge of $487 million ($316 million, net of income tax). These changes include reducing the long-term separate account return assumption from 7.25% to 7.00% (from 7.00% to 6.75% for GMIB’s invested in managed volatility funds), and reducing the projected ultimate 10-year treasury rate from 4.50% to 4.25%.

•	The remaining updates resulted in reserve increases from changes in risk margins, partially offset by favorable DAC, resulting in a charge of $428 million ($277 million, net of income tax).

Results for the prior period include a $313 million ($203 million, net of income tax) charge associated with our annual assumption review related to reserves and DAC, of which a $3 million loss ($2 million, net of income tax) was recognized in net derivative gains (losses). Of the $313 million charge, $60 million ($39 million, net of income tax) was related to DAC and $253 million ($164 million, net of income tax) was associated with reserves.
Divested Businesses and Lag Elimination. Income (loss) before provision for income tax related to the divested businesses and lag elimination, excluding net investment gains (losses) and net derivative gains (losses), decreased $46 million ($36 million, net of income tax) to a loss of $49 million ($35 million, net of income tax) in the current period from a loss of $3 million (income of $1 million, net of income tax) in the prior period. Included in this decline was an increase in total revenues of $660 million, before income tax, and an increase in total expenses of $706 million, before income tax. The current period includes the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods, as well as expenses and charges associated with the U.S Retail Advisor Force Divestiture and the proposed Separation.
Taxes. Income tax expense for the nine months ended September 30, 2016 was $480 million, or 14% of income (loss) before provision for income tax, compared with $1.9 billion, or 29% of income (loss) before provision for income tax, for the nine months ended September 30, 2015. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our current period results include one-time tax benefits of $110 million in Japan related to a change in tax rate and $36 million for tax audit settlements, offset by one-time tax charges of $26 million related to the repatriation of earnings from Japan, $22 million related to the filing of the Company’s U.S. federal tax return and $19 million in Chile related to a change in tax rate. Current period results also include the aforementioned $260 million ($223 million, net of income tax) non-cash charge for goodwill impairment. The tax benefit on this charge was limited to $37 million on the associated tax goodwill. Prior period results include a one-time tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. In addition, prior period results include one-time tax benefits of $174 million in Japan related to a change in tax rate, $61 million related to the restructuring of our business in Chile, $57 million related to the repatriation of earnings from Japan and $16 million related to the filing of the Company’s U.S. federal tax return.
Operating Earnings. Operating earnings available to common shareholders decreased $434 million, net of income tax, to $3.7 billion, net of income tax, for the nine months ended September 30, 2016 from $4.1 billion, net of income tax, for the nine months ended September 30, 2015.

Reconciliation of net income (loss) to operating earnings available to common shareholders
Three Months Ended September 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Net income (loss)	$520	$361	$148	$115	$(60)	$(534)	$23	$573
Less: Net investment gains (losses)	44	66	12	24	5	25	81	257
Less: Net derivative gains (losses)	(20)	(68)	(9)	25	(469)	(501)	(9)	(1,051)
Less: Goodwill impairment	—	—	—	—	—	(260)	—	(260)
Less: Other adjustments to net income (1)	(73)	10	17	26	(36)	(111)	(26)	(193)
Less: Provision for income tax (expense) benefit	17	29	(5)	(34)	174	245	(33)	393
Operating earnings	$552	$324	$133	$74	$266	$68	10	1,427
Less: Preferred stock dividends							6	6
Operating earnings available to common shareholders							$4	$1,421
Three Months Ended September 30, 2015

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Net income (loss)	$735	$655	$85	$85	$403	$262	$(1,027)	$1,198
Less: Net investment gains (losses)	142	325	9	14	57	(37)	(128)	382
Less: Net derivative gains (losses)	243	107	(108)	7	227	(60)	69	485
Less: Other adjustments to net income (1)	(42)	(21)	(32)	(14)	(38)	(36)	(23)	(206)
Less: Provision for income tax (expense) benefit	(119)	(94)	33	12	(86)	48	32	(174)
Operating earnings	$511	$338	$183	$66	$243	$347	(977)	711
Less: Preferred stock dividends							6	6
Operating earnings available to common shareholders							$(983)	$705
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Net income (loss)	$1,615	$1,995	$377	$285	$587	$(1,354)	$(615)	$2,890
Less: Net investment gains (losses)	13	429	8	48	142	(16)	(86)	538
Less: Net derivative gains (losses)	512	949	47	27	(32)	(3,181)	(137)	(1,815)
Less: Goodwill impairment	—	—	—	—	—	(260)	—	(260)
Less: Other adjustments to net income (1)	(204)	47	(88)	92	24	392	(163)	100
Less: Provision for income tax (expense) benefit	(107)	(318)	(11)	(83)	(47)	1,019	142	595
Operating earnings	$1,401	$888	$421	$201	$500	$692	(371)	3,732
Less: Preferred stock dividends							58	58
Operating earnings available to common shareholders							$(429)	$3,674
Nine Months Ended September 30, 2015

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Net income (loss)	$1,805	$1,568	$326	$215	$1,087	$921	$(1,442)	$4,480
Less: Net investment gains (losses)	306	450	7	22	88	(3)	(335)	535
Less: Net derivative gains (losses)	160	134	(145)	21	318	(166)	72	394
Less: Other adjustments to net income (1)	(109)	(113)	(52)	(7)	(237)	(146)	(29)	(693)
Less: Provision for income tax (expense) benefit	(124)	7	48	(7)	(59)	111	93	69
Operating earnings	$1,572	$1,090	$468	$186	$977	$1,125	(1,243)	4,175
Less: Preferred stock dividends							67	67
Operating earnings available to common shareholders							$(1,310)	$4,108
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of revenues to operating revenues and expenses to operating expenses
Three Months Ended September 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Total revenues	$7,914	$3,000	$1,222	$1,192	$2,583	$1,763	$49	$17,723
Less: Net investment gains (losses)	44	66	12	24	5	25	81	257
Less: Net derivative gains (losses)	(20)	(68)	(9)	25	(469)	(501)	(9)	(1,051)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(4)	—	(1)	—	(1)	—	(6)
Less: Other adjustments to revenues (1)	(73)	71	17	442	(45)	(1)	3	414
Total operating revenues	$7,963	$2,935	$1,202	$702	$3,092	$2,241	$(26)	$18,109
Total expenses	$7,123	$2,526	$1,016	$1,032	$2,696	$2,502	$280	$17,175
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(10)	—	—	(71)	(128)	—	(209)
Less: Goodwill impairment	—	—	—	—	—	260	—	260
Less: Other adjustments to expenses (1)	—	67	—	415	62	237	29	810
Total operating expenses	$7,123	$2,469	$1,016	$617	$2,705	$2,133	$251	$16,314
Three Months Ended September 30, 2015

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Total revenues	$8,308	$3,043	$1,024	$206	$3,455	$2,278	$(283)	$18,031
Less: Net investment gains (losses)	142	325	9	14	57	(37)	(128)	382
Less: Net derivative gains (losses)	243	107	(108)	7	227	(60)	69	485
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	2	—	(2)	—	1	—	1
Less: Other adjustments to revenues (1)	(39)	(205)	(11)	(513)	(58)	24	(2)	(804)
Total operating revenues	$7,962	$2,814	$1,134	$700	$3,229	$2,350	$(222)	$17,967
Total expenses	$7,182	$2,169	$1,005	$126	$2,864	$1,961	$561	$15,868
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	2	—	(2)	(7)	48	—	41
Less: Other adjustments to expenses (1)	3	(184)	21	(499)	(12)	13	20	(638)
Total operating expenses	$7,179	$2,351	$984	$627	$2,883	$1,900	$541	$16,465
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Total revenues	$22,407	$10,123	$3,576	$3,024	$9,357	$3,569	$(656)	$51,400
Less: Net investment gains (losses)	13	429	8	48	142	(16)	(86)	538
Less: Net derivative gains (losses)	512	949	47	27	(32)	(3,181)	(137)	(1,815)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	28	—	—	—	—	—	28
Less: Other adjustments to revenues (1)	(192)	394	37	836	(139)	18	20	974
Total operating revenues	$22,074	$8,323	$3,484	$2,113	$9,386	$6,748	$(453)	$51,675
Total expenses	$19,965	$7,433	$3,047	$2,624	$8,520	$5,682	$759	$48,030
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	42	—	1	(257)	(1,076)	—	(1,290)
Less: Goodwill impairment	—	—	—	—	—	260	—	260
Less: Other adjustments to expenses (1)	12	333	125	743	94	702	183	2,192
Total operating expenses	$19,953	$7,058	$2,922	$1,880	$8,683	$5,796	$576	$46,868
Nine Months Ended September 30, 2015

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Total revenues	$22,049	$9,267	$3,451	$1,953	$10,084	$6,677	$(574)	$52,907
Less: Net investment gains (losses)	306	450	7	22	88	(3)	(335)	535
Less: Net derivative gains (losses)	160	134	(145)	21	318	(166)	72	394
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	12	—	(4)	—	—	—	8
Less: Other adjustments to revenues (1)	(119)	80	7	(231)	(185)	52	7	(389)
Total operating revenues	$21,702	$8,591	$3,582	$2,145	$9,863	$6,794	$(318)	$52,359
Total expenses	$19,302	$7,374	$3,132	$1,706	$8,484	$5,457	$1,117	$46,572
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	9	—	(4)	61	(24)	—	42
Less: Other adjustments to expenses (1)	(9)	196	58	(224)	(9)	222	36	270
Total operating expenses	$19,311	$7,169	$3,074	$1,934	$8,432	$5,259	$1,081	$46,260
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were prior period charges for taxes and related interest expenses, as well as higher net investment income from portfolio growth, partially offset by refinements made to DAC and certain insurance-related liabilities and unfavorable underwriting.
Foreign Currency. Changes in foreign currency exchange rates had a $13 million positive impact on operating earnings for the third quarter of 2016 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. A $212 million increase in operating earnings was attributable to business growth. We benefited from positive net flows from many of our products. As a result, growth in the investment portfolios of our Asia, Brighthouse Financial, U.S., and Latin America segments generated higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance liabilities.
Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and inflation-indexed investments, investment yields decreased. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields. Additionally, lower earnings on our securities lending program resulted from lower margins due to the impact of a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These decreases were partially offset by higher income on other limited partnership interests, alternative investments, bond prepayment fees, as well as currency and interest rate derivatives. In addition, we experienced higher costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”) in our Brighthouse Financial segment. These negative impacts to operating earnings were partially offset by lower DAC amortization, primarily in our Brighthouse Financial segment. The changes in market factors discussed above resulted in a $25 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $96 million decrease in operating earnings and was primarily due to unfavorable mortality, primarily in our Brighthouse Financial, MetLife Holdings and U.S. segments, partially offset by favorable morbidity in our U.S. segment. The impact of the annual actuarial assumption review resulted in an $11 million increase in operating earnings. The annual assumption review in the current period included our annuity and life businesses with the exception of our U.S. variable annuity business, which was reviewed in the second quarter of 2016; whereas, the annual review in the prior period included all of our annuity and life businesses. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $232 million decrease in operating earnings, primarily as a result of a current period one-time charge of $254 million in our Brighthouse Financial segment, which was mostly recognized as a write-off of DAC. Our Brighthouse Financial segment also includes a current period charge of $42 million which resulted in an increase in our insurance-related liabilities. Both of these charges were due to loss recognition testing upon re-segmentation.
Expenses and Taxes. In the prior period, other expenses include the aforementioned $235 million charge for interest on uncertain tax positions. In addition, other expenses declined $51 million, primarily due to lower costs associated with corporate initiatives and projects and the impact of the U.S. Retail Advisor Force Divestiture. The Company’s current and prior period effective tax rates differed from the U.S. statutory rate of 35%, primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Current period results include a one-time tax benefit of $36 million for tax audit settlements, offset by a charge of $22 million related to the filing of the U.S. federal tax return. Prior period results include a one-time tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. In addition, prior period results include one-time tax benefits of $60 million related to the restructuring of our business in Chile, $31 million related to the repatriation of earnings from Japan and $16 million related to the filing of the Company’s U.S. federal tax return.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.

Overview. The primary drivers of the decrease in operating earnings were lower investment yields, refinements made to DAC and certain insurance-related liabilities, unfavorable underwriting and the impact of our annual actuarial assumption review, partially offset by prior period charges for taxes and related interest expenses, as well as higher net investment income from portfolio growth.
Foreign Currency. Changes in foreign currency exchange rates had a $36 million negative impact on operating earnings for the first nine months of 2016 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. A $522 million increase in operating earnings was attributable to business growth. We benefited from positive net flows from many of our products. As a result, growth in the investment portfolios of our Asia, Brighthouse Financial, U.S., and Latin America segments generated higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities.
Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and inflation-indexed investments, investment yields decreased. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields, in addition to a decrease in other limited partnership interests. Additionally, lower investment earnings on our securities lending program resulted from lower margins due to the impact of a flatter yield curve. These decreases in net investment income were partially offset by higher income on currency and interest rate derivatives. In our Brighthouse Financial and MetLife Holdings segments, declines in our average separate account balances resulted in a decrease in asset-based fee income. The changes in market factors discussed above resulted in a $800 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $208 million decrease in operating earnings as a result of higher non-catastrophe claim costs, less favorable development of prior year non-catastrophe losses, a charge related to an adjustment to reinsurance receivables in our Asia segment, as well as unfavorable mortality and morbidity experience primarily in our MetLife Holdings segment. The impact of the annual actuarial assumption review, which occurred in both periods, resulted in a $154 million decrease in operating earnings. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $524 million decrease in operating earnings, primarily as a result of a current period reserve adjustment of $257 million resulting from modeling improvements in the reserving process in our universal life businesses, as well as the aforementioned current period charges in our Brighthouse Financial segment totaling $296 million due to loss recognition testing upon re-segmentation.
Expenses and Taxes. In the prior period, other expenses include the aforementioned $235 million charge for interest on uncertain tax positions. In addition, other expenses declined $78 million, primarily due to lower costs associated with corporate initiatives and projects, a decrease in employee-related costs and the impact of the U.S. Retail Advisor Force Divestiture. The Company’s current and prior period effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. The current period includes one-time tax charges of $26 million related to the repatriation of earnings from Japan, $22 million related to the filing of the U.S. federal tax return and $12 million in Chile related to change in tax rate, offset by one-time tax benefits of $36 million for tax audit settlements and $25 million in Japan, also related to a change in tax rate. The $25 million benefit includes a one-time benefit of $20 million that pertains to prior periods; the $12 million tax charge includes a one-time charge of $10 million that pertains to prior periods. Prior period results include a one-time tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. In addition, prior period results include one-time tax benefits of $61 million in Japan related to a change in tax rate, $60 million related to the restructuring of our business in Chile, $31 million related to the repatriation of earnings from Japan and $16 million related to the filing of the Company’s U.S. federal tax return.

Segment Results and Corporate & Other
U.S.
Business Overview. An increase in sales was primarily driven by the timing of our funding agreement issuances in our Retirement & Income Solutions business. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2016, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. The impact of this decline in funding ratios for defined benefit pension plans of S&P 500 companies was lower pension risk transfers, which resulted in lower premiums. In addition, sales of income annuities and post-retirement benefit products were lower. These decreases were partially offset by the impact of a change in competitive pricing in the market, which drove an increase in structured settlement annuity sales. Changes in premiums for the Retirement & Income Solutions business were almost entirely offset by the related changes in policyholder benefits and claims. In our Property & Casualty business, sales of new policies were slightly lower for both the auto and homeowners lines of business. New policy sales were not sufficient to offset the impact of policies that were not renewed, resulting in a decrease in exposures. Sales improved across the Group Benefits business compared to the prior period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$5,936	$6,023	$16,127	$15,712
Universal life and investment-type product policy fees	245	233	743	700
Net investment income	1,590	1,522	4,615	4,723
Other revenues	192	184	589	567
Total operating revenues	7,963	7,962	22,074	21,702
Operating expenses
Policyholder benefits and claims and policyholder dividends	5,894	5,976	16,210	15,675
Interest credited to policyholder account balances	322	304	967	905
Capitalization of DAC	(124)	(128)	(356)	(365)
Amortization of DAC and VOBA	117	118	353	352
Interest expense on debt	2	1	7	4
Other operating expenses	912	908	2,772	2,740
Total operating expenses	7,123	7,179	19,953	19,311
Provision for income tax expense (benefit)	288	272	720	819
Operating earnings	$552	$511	$1,401	$1,572
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings. In addition, higher deposits and funding agreement issuances in the current period resulted in higher invested assets, which drove an increase in net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $46 million.

Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by higher income on interest rate and currency derivatives, higher returns on real estate and real estate joint ventures, hedge funds and alternative investments. These increases were partially offset by the adverse impact of the sustained low interest rate environment on our fixed maturity securities, as proceeds from maturing investments and the growth in the investment portfolio described above, were invested at lower yields, as well as lower returns on private equities. In addition, lower interest crediting rates, consistent with the sustained low interest rate environment, contributed to the increase to operating earnings. The changes in market factors discussed above resulted in an $8 million increase in operating earnings.
Underwriting. Less favorable mortality in our term life business, mainly due to higher severity, was partially offset by favorable claims experience in our universal life business, which resulted in a decrease of $24 million in operating earnings. Favorable claims experience in our dental business combined with favorable morbidity in our individual disability business drove an increase in operating earnings of $18 million. Favorable mortality from our income annuity business was mostly offset by less favorable mortality in our specialized life insurance products. In our Property & Casualty business, non-catastrophe claim costs increased by $16 million, as a result of higher severities and frequencies in both our auto and homeowners businesses. In addition, our Property & Casualty business experienced less favorable development of prior year non-catastrophe losses of $8 million. These decreases were partially offset by a decrease in catastrophe losses of $10 million.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. An increase in average premium per policy in both our auto and homeowners businesses improved operating earnings. The impact of deposits, funding agreement issuances and increased premiums in the current period resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $124 million.
Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations, continued to impact our investment yields: however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased as a result of the impact of the sustained low interest rate environment on fixed maturity securities, as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields, as well as lower returns on other limited partnership interests and alternative investments. Additionally, lower investment earnings on our securities lending program resulted primarily from lower margins due to the impact of a flatter yield curve. These unfavorable changes were partially offset by higher income on interest rate and currency derivatives and higher returns on real estate and real estate joint ventures. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (“LIBOR”) and, as a result, a higher average interest credited rate drove an increase in interest credited expense. The changes in market factors discussed above resulted in an $181 million decrease in operating earnings.
Underwriting and Other Insurance Adjustments. Unfavorable claims experience in our group disability and dental businesses were mostly offset by favorable claims experience in our individual disability and voluntary businesses and resulted in a $5 million decrease in operating earnings. Favorable mortality in the current period, mainly due to favorable claims experience in our life business, resulted in a $29 million increase in operating earnings. Less favorable mortality from our specialized life insurance products and pension risk transfer business resulted in a $16 million decrease in operating earnings. In our Property & Casualty business, non-catastrophe claim costs increased by $62 million, resulting from higher frequencies and severities in both our auto and homeowners businesses. In addition, less favorable development of prior year non-catastrophe losses reduced operating earnings by $36 million and an increase in catastrophe losses reduced operating earnings $8 million. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $23 million decrease in operating earnings.

Asia
Business Overview. Sales decreased compared to the prior period primarily due to management actions taken to improve product value in the region. In Japan, we have seen a successful shift in sales to foreign currency life products from yen life products and a decrease in accident and health sales. Sales also decreased, in comparison, as a result of the sale of a large group contract in Australia in the prior period. Sales increased in China, Hong Kong and Bangladesh mainly due to business growth.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$1,822	$1,736	$5,161	$5,297
Universal life and investment-type product policy fees	394	382	1,114	1,179
Net investment income	707	670	2,003	2,033
Other revenues	12	26	45	82
Total operating revenues	2,935	2,814	8,323	8,591
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,363	1,331	3,923	4,046
Interest credited to policyholder account balances	331	327	974	992
Capitalization of DAC	(440)	(435)	(1,251)	(1,268)
Amortization of DAC and VOBA	331	309	921	971
Amortization of negative VOBA	(46)	(77)	(167)	(241)
Other operating expenses	930	896	2,658	2,669
Total operating expenses	2,469	2,351	7,058	7,169
Provision for income tax expense (benefit)	142	125	377	332
Operating earnings	$324	$338	$888	$1,090
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Following a change in the foreign investment law in India, the Company no longer consolidates its India operating joint venture, effective January 1, 2016. While this change in accounting does affect the comparability of the financial statement line items, it did not have a significant impact on operating earnings and, therefore, is not discussed below.
Foreign Currency. The impact of changes in foreign currency exchange rates increased operating earnings by $27 million for the third quarter of 2016 compared to the prior period as a result of the strengthening of the Japanese yen and the Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Positive net flows in Japan and Korea resulted in higher average invested assets and an increase in net investment income. Asia’s premiums and fees decreased from the prior period mainly driven by lower fixed annuity surrenders and the continued shift from premium-based to fee-based products in the current period, as well as the discontinuation of single premium products in our accident and health business in Japan in the third quarter of 2015. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $76 million.
Market Factors. Investment returns were unfavorably impacted by lower interest rates on fixed maturity securities, as well as the impact of incremental income recognized in the prior period from recovery of a previously impaired mortgage loan in Japan. These decreases were partially offset by improved returns on other limited partnership interests and the favorable impact of increased foreign currency-denominated fixed annuities in Japan, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities. Lower investment yields, combined with the impact of foreign currency hedges, decreased operating earnings by $111 million.

Actuarial Assumption Review and Other Insurance Adjustments. The impact of our annual actuarial assumption review, which occurred in both periods, resulted in a net decrease of $35 million in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in the current period, resulted in a $29 million increase in operating earnings.
Expenses and Taxes. A $14 million decrease in expenses was primarily driven by declines in corporate overhead, project costs, information-technology and marketing expenses, as well as lower consumption tax. Current period results include a $7 million tax benefit due to a lower tax rate in Japan. Prior period results include one-time tax benefits of $15 million related to the U.S. taxation of dividends from Japan and $6 million for a tax refund in Korea related to unclaimed surrender value.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Following a change in the foreign investment law in India, the Company no longer consolidates its India operating joint venture, effective January 1, 2016. While this change in accounting does affect the comparability of the financial statement line items, it did not have a significant impact on operating earnings and, therefore, is not discussed below.
Foreign Currency. The impact of changes in foreign currency exchange rates increased operating earnings by $34 million for the first nine months of 2016 compared to the prior period as a result of the strengthening of the Japanese yen and the Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Positive net flows in Japan and Korea resulted in higher average invested assets and an increase in net investment income. Asia’s premiums and fees decreased from the prior period mainly driven by lower fixed annuity surrenders and the shift from premium-based to fee-based products in the current period and the discontinuation of single premium products in our accident & health business in Japan in the third quarter of 2015. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. The combined impact of the items discussed above improved operating earnings by $123 million.
Market Factors. Investment returns were unfavorably impacted by lower interest rates on fixed maturity securities and lower returns on other limited partnership interests in Japan, as well as the impact of incremental income recognized in the prior period from recovery of a previously impaired mortgage loan in Japan. The decreases in investment returns were partially offset by the favorable impact of increased foreign currency-denominated fixed annuities in Japan, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities. Lower investment yields, combined with the impact of foreign currency hedges, decreased operating earnings by $222 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Our results for the current period include a $44 million charge related to an adjustment to reinsurance receivables in Australia. Excluding this charge, favorable claims experience in Australia and Korea, which was partially offset by lower fixed annuity surrender gains and higher lapses in Japan, increased operating earnings by $7 million. The impact of our annual actuarial assumption review, which occurred in both periods, resulted in a net decrease of $35 million in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in the current period, resulted in a $29 million increase in operating earnings.
Taxes. Current period results include a $25 million tax benefit related to a change in the corporate tax rate in Japan (which includes a one-time benefit of $20 million that pertains to prior periods) and a $26 million tax charge related to the U.S. taxation of dividends from Japan. Prior period results include one-time tax benefits of $61 million related to a change in tax rates, $12 million for the settlement of an audit and $15 million related to the U.S. taxation of dividends, each related to Japan. In addition, in the prior period, Korea received a tax refund of $6 million related to unclaimed surrender value.

Latin America
Business Overview. Total sales for Latin America were down. The region experienced lower group life, medical and pension sales, partially offset by higher sales of property & casualty and accident & health products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$653	$586	$1,885	$1,925
Universal life and investment-type product policy fees	227	261	764	856
Net investment income	311	277	809	774
Other revenues	11	10	26	27
Total operating revenues	1,202	1,134	3,484	3,582
Operating expenses
Policyholder benefits and claims and policyholder dividends	681	581	1,814	1,793
Interest credited to policyholder account balances	85	88	249	263
Capitalization of DAC	(83)	(81)	(236)	(246)
Amortization of DAC and VOBA	(2)	48	127	195
Amortization of negative VOBA	(1)	—	(1)	(1)
Interest expense on debt	1	—	1	—
Other operating expenses	335	348	968	1,070
Total operating expenses	1,016	984	2,922	3,074
Provision for income tax expense (benefit)	53	(33)	141	40
Operating earnings	$133	$183	$421	$468
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $10 million for the third quarter of 2016 compared to the prior period mainly due to the weakening of the Mexican peso against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced business growth across several lines of business within Chile and Argentina. This business growth resulted in increased premiums, which was partially offset by the related changes in policyholder benefits. Positive net flows, primarily from Chile and Mexico, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by a corresponding increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in commissions, which were offset by increased DAC capitalization. The items discussed above resulted in a $16 million increase in operating earnings.
Market Factors. Changes in market factors resulted in a $24 million increase to operating earnings. An increase in investment yields was primarily driven by higher returns on alternative investments in Chile, as well as a change in the crediting rate on allocated equity in Mexico and Chile. These increases were partially offset by lower returns on fixed maturity securities in Chile.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $9 million decrease to operating earnings, driven by higher claims experience in Mexico. The impact of the annual actuarial assumption review, which occurred in both periods, resulted in a net operating earnings increase of $16 million. Refinements to certain insurance liabilities and other adjustments in both the current and prior periods resulted in a $6 million decrease in operating earnings.
Taxes. Effective September 1, 2015, AFP ProVida was merged into MetLife Chile Acquisition Company resulting in a one-time income tax benefit of $60 million in 2015. In addition, other tax-related adjustments resulted in a net decrease in operating earnings of $17 million and were mainly driven by tax charges related to the filing of local tax returns in Mexico and Chile.

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $58 million for the first nine months of 2016 compared to the prior period mainly due to the weakening of the Mexican and Chilean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Latin America experienced business growth across several lines of business within Mexico, Chile and Argentina, as well as in the ProVida pension business. This business growth resulted in increased premiums and policy fee income which was partially offset by the related changes in policyholder benefits. Positive net flows, primarily from Chile and Mexico, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by a corresponding increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in operating expenses, commissions and DAC amortization, which were partially offset by higher DAC capitalization. The items discussed above resulted in a $56 million increase in operating earnings.
Market Factors. Changes in market factors resulted in a $22 million increase to operating earnings as higher investment yields were partially offset by higher interest credited expense. An increase in investment yields was primarily driven by current period change in the crediting rate on allocated equity in Mexico and Chile and higher yields from fixed maturity securities in Argentina, Brazil and Mexico. These increases were partially offset by lower returns on fixed maturity securities and mortgage loans in Chile.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting resulted in a $6 million increase in operating earnings driven by lower claims experience in Mexico and Chile. The impact of the annual actuarial assumption review, which occurred in both periods, resulted in a net operating earnings increase of $16 million. Refinements to certain insurance liabilities and other adjustments in both the current and prior periods resulted in a $2 million decrease to operating earnings.
Taxes. Effective September 1, 2015, AFP ProVida was merged into MetLife Chile Acquisition Company resulting in a one-time income tax benefit of $60 million in 2015. In the first quarter of 2016, our Chilean businesses, including ProVida, incurred a tax charge of $12 million as a result of tax reform legislation in Chile (including a one-time charge of $10 million that pertains to prior periods). In addition, other tax-related adjustments resulted in a net decrease in operating earnings of $7 million and were mainly driven by tax charges related to the filing of local tax returns in Mexico and Chile, partially offset by a 2016 tax benefit related to the devaluation of the peso in Argentina.

EMEA
Business Overview. Sales have increased due to growth in the Middle East and the U.K., partially offset by strong prior period sales in Poland.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$500	$501	$1,519	$1,534
Universal life and investment-type product policy fees	104	106	294	322
Net investment income	81	82	244	249
Other revenues	17	11	56	40
Total operating revenues	702	700	2,113	2,145
Operating expenses
Policyholder benefits and claims and policyholder dividends	257	233	801	737
Interest credited to policyholder account balances	28	27	87	91
Capitalization of DAC	(103)	(107)	(310)	(372)
Amortization of DAC and VOBA	106	127	311	388
Amortization of negative VOBA	(3)	(5)	(10)	(13)
Other operating expenses	332	352	1,001	1,103
Total operating expenses	617	627	1,880	1,934
Provision for income tax expense (benefit)	11	7	32	25
Operating earnings	$74	$66	$201	$186
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $4 million for the third quarter of 2016 compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the British pound and Russian ruble. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Operating earnings benefited from business growth in the Middle East and the U.K., increasing operating earnings by $11 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting, primarily in our accident & health business in Greece, resulted in an operating earnings increase of $10 million. The impact of the annual actuarial assumption review, which occurred in both periods, resulted in a net operating earnings decrease of $22 million. Refinements to certain insurance liabilities and other adjustments in the current period resulted in a $3 million increase to operating earnings.
Expenses. Operating earnings increased by $12 million primarily due to expense discipline across the region and lower allocated corporate overhead expenses.
Taxes. The Company received tax benefits in both periods; however, since the prior period benefit exceeded the current period benefit, operating earnings decreased by $5 million.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $12 million for the first nine months of 2016 compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the Russian ruble, British pound, Turkish lira and Egyptian pound. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Business Growth. Operating earnings benefited from business growth in the Middle East and the U.K., increasing operating earnings by $31 million.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting, primarily in our employee benefits business, was largely offset by favorable underwriting, primarily in our accident & health business in Greece, and resulted in an operating earnings decrease of $2 million. The impact of the annual actuarial assumption review, which occurred in both periods, resulted in a net operating earnings decrease of $22 million. Refinements to certain insurance liabilities and other adjustments in the current period resulted in a $3 million increase to operating earnings.
Expenses. Operating earnings increased by $27 million primarily due to expense discipline across the region and lower allocated corporate overhead expenses.
Taxes and Other. The Company received tax benefits in both periods; however, since the prior period benefit exceeded the current period benefit, operating earnings decreased by $9 million. Prior period operating earnings also benefited by $7 million as a result of the conversion to calendar year reporting for certain of our subsidiaries. Our current period operating earnings included a $3 million benefit following the cancellation of a distribution agreement with one of our bancassurance partners.
MetLife Holdings
Business Overview. As a result of the proposed Separation and the U.S. Retail Advisor Force Divestiture, we have discontinued the marketing of life and annuity products in this segment, which has led to lower sales and will result in a declining DAC asset over time. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have increased due to market performance, partially offset by the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. While net flows are still negative, we are seeing stability in surrenders and withdrawals. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$1,093	$1,115	$3,312	$3,345
Universal life and investment-type product policy fees	357	370	1,073	1,117
Net investment income	1,537	1,521	4,489	4,690
Other revenues	105	223	512	711
Total operating revenues	3,092	3,229	9,386	9,863
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,853	1,885	5,603	5,479
Interest credited to policyholder account balances	261	266	780	793
Capitalization of DAC	(44)	(101)	(240)	(292)
Amortization of DAC and VOBA	219	173	636	423
Interest expense on debt	15	13	43	41
Other operating expenses	401	647	1,861	1,988
Total operating expenses	2,705	2,883	8,683	8,432
Provision for income tax expense (benefit)	121	103	203	454
Operating earnings	$266	$243	$500	$977
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.

Business Growth. A decrease in our invested asset base was primarily due to negative net flows in our life business and the recapture of an assumed fixed annuity agreement with an affiliate, which is reported in our Brighthouse Financial segment, in the second quarter of 2016. These declines were partially offset by the aforementioned impact of our long-term care business on asset growth, resulting in a modest decrease in net investment income. Consistent with the asset growth in the long-term care business, interest credited on insurance liabilities increased. These decreases in operating earnings were offset by the elimination of an operating loss from the broker-dealer operations in connection with the U.S. Retail Advisor Force Divestiture in the current period. The elimination of the operating loss from the broker-dealer operations resulted in declines in both revenues and expenses. In addition, the decreases in operating earnings were also offset by lower interest expense related to the aforementioned recapture of an assumed fixed annuity agreement. The net impact of the aforementioned items resulted in a $32 million increase in operating earnings.
Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Higher returns on other limited partnership interests and increased prepayment fees contributed to this increase in operating earnings. In addition, the impact of lower average crediting rates on certain insurance liabilities and a decrease in DAC amortization contributed to the increase in operating earnings. These increases were partially offset by the impact of the sustained low interest rate environment on net investment income, specifically from fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. In addition, we had lower income on interest rate derivatives. The changes in market factors discussed above resulted in a $21 million increase in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable mortality in our universal life and traditional life, businesses was partially offset by favorable morbidity in our long-term care business and resulted in a decrease of $30 million in operating earnings. The results of our annual review of actuarial assumptions resulted in a decrease in operating earnings of $10 million. The annual review in the current period included our annuity and life businesses with the exception of our U.S. variable annuity business, which was reviewed in the second quarter of 2016; whereas, the annual review in the prior period included all of our annuity and life businesses. Refinements to DAC and certain insurance-related liabilities recorded in the current period resulted in an increase in operating earnings of $5 million. In addition, an increase in policyholder dividends in the closed block, which we instituted in the fourth quarter of 2015, decreased operating earnings by $10 million.
Expenses. Operating earnings increased due to a decline in expenses of $18 million, mainly the result of lower amortization of deferred reinsurance commissions related to certain variable annuity reinsurance agreements entered into with an affiliate, which is reported in our Brighthouse Financial segment.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Our life, annuities and long-term care businesses experienced net asset growth, which resulted in higher net investment income; however, consistent with the aforementioned asset growth, interest credited on insurance liabilities also increased. Additionally, the elimination of an operating loss from the broker-dealer operations in connection with the U.S. Retail Advisor Force Divestiture in the current period increased operating earnings. The elimination of the operating loss from the broker-dealer operations resulted in declines in both revenues and expenses. The aforementioned recapture of an assumed fixed annuity reinsurance agreement resulted in lower interest expense and an offsetting increase in DAC amortization. These increases were partially offset by a lower invested asset base due to the aforementioned recapture of an assumed fixed annuity agreement, the impact of lower sales and lower surrender charges in the current period. The combined impact of the items discussed above resulted in a $43 million increase in operating earnings.
Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased on our fixed maturity securities and mortgage loans as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields. In addition, we had lower income on interest rate derivatives and alternative investments, as well as lower returns on other limited partnership interests. These decreases in net investment income were partially offset by higher prepayment fees and higher income on currency derivatives. In the deferred annuity business, operating earnings declined due to lower asset-based fee income, as average separate account balances decreased and DAC amortization increased. The changes in market factors discussed above resulted in a $193 million decrease in operating earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable claims experience in our long-term care business, unfavorable mortality in our traditional life businesses and less favorable fund returns related to a significant reinsurance treaty resulted in a $45 million decrease in operating earnings. The impact of our annual actuarial assumption review, which occurred in both periods, resulted in a net operating earnings decrease of $34 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $77 million decrease in operating earnings, which includes a current period reserve adjustment resulting from modeling improvements in the reserving process in our universal life business. In addition, an increase in policyholder dividends in the closed block, which we instituted in the fourth quarter of 2015, decreased operating earnings by $19 million.
Expenses. A $149 million net increase in expenses was primarily the result of costs associated with the aforementioned recapture of an assumed fixed annuity agreement. This increase in expenses was partially offset by lower amortization of deferred reinsurance commissions related to certain variable annuity reinsurance agreements entered into with an affiliate, which is reported in our Brighthouse Financial segment, as well as lower technology and employee-related costs.
Brighthouse Financial
Business Overview. Sales from our life business decreased by 46%, primarily due to the U.S. Retail Advisor Force Divestiture at the beginning of the third quarter of 2016. Annuity sales decreased by 34%, primarily driven by a 50% decrease in variable annuity sales as a result of the proposed Separation and the suspension of sales through one distributor. In our annuities business, despite positive market performance in the current period, average separate account balances decreased primarily due to higher negative net flows and the impact of a significant market decline in the third quarter of 2015, which was not fully reflected in the prior period average asset balance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$347	$468	$1,020	$1,159
Universal life and investment-type product policy fees	903	921	2,622	2,789
Net investment income	941	862	2,624	2,536
Other revenues	50	99	482	310
Total operating revenues	2,241	2,350	6,748	6,794
Operating expenses
Policyholder benefits and claims and policyholder dividends	814	846	2,525	2,103
Interest credited to policyholder account balances	288	313	868	940
Capitalization of DAC	(70)	(102)	(255)	(305)
Amortization of DAC and VOBA	509	197	823	595
Interest expense on debt	32	32	96	96
Other operating expenses	560	614	1,739	1,830
Total operating expenses	2,133	1,900	5,796	5,259
Provision for income tax expense (benefit)	40	103	260	410
Operating earnings	$68	$347	$692	$1,125
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $50 million increase in operating earnings was attributable to business growth. Net investment income increased as a result of a larger invested asset base due to the recapture of a ceded fixed annuity agreement with an affiliate, which is reported in our MetLife Holdings segment, in the second quarter of 2016. Invested assets also increased as a result of a capital contribution from MetLife, Inc. and positive net flows in our general account from our annuities and life businesses, partially offset by funding agreement repayments. In our annuities business, other revenues decreased due to the aforementioned recapture of a ceded fixed annuity agreement.

Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased on fixed maturity securities and mortgage loans, as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields. Additionally, lower investment earnings on our securities lending program resulted from the impact of the sustained low interest rate environment and lower margins due to the impact of a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These unfavorable changes were partially offset by higher income on other limited partnership interests, interest rate and currency derivatives and real estate joint ventures. In our annuities business, lower equity returns in 2015 drove a decline in our average separate account balances which resulted in a decrease in asset-based fee income relative to the prior period. In addition, we experienced higher costs associated with our variable annuity GMDBs. These negative impacts to operating earnings were partially offset by lower DAC amortization and lower average interest credited rates for our annuities business. The changes in market factors discussed above resulted in a $21 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality experience in our universal life and run-off businesses, partially offset by favorable mortality in our traditional life and income annuity businesses resulted in a net decrease of $51 million to operating earnings. The impact of our annual actuarial assumption review resulted in a net increase in operating earnings of $62 million, primarily related to favorable unlockings in our annuities and life businesses. The annual review in the current period included our annuity and life businesses with the exception of our U.S. variable annuity business, which was reviewed in the second quarter of 2016; whereas, the annual review in the prior period included all of our annuity and life businesses. Refinements to DAC and certain insurance-related liabilities recorded in the current period resulted in a decrease in operating earnings of $275 million, primarily as a result of a $254 million one-time charge, mostly recognized as write-off of DAC, and a $42 million increase in our insurance-related liabilities, both due to loss recognition testing upon re-segmentation.
Expenses and Taxes. Operating earnings increased due to a $13 million decrease in expenses primarily driven by lower expenses as a result of the U.S. Retail Advisor Force Divestiture. In the current period, we realized lower tax benefits of $57 million, primarily related to the separate account dividends received deduction.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $386 million increase in operating earnings was attributable to business growth. In the annuities business, an increase in fee income and a decrease in DAC amortization favorably impacted operating earnings primarily due to the aforementioned recapture of a ceded fixed annuity agreement. Net investment income also increased as a result of a larger invested asset base due to such recapture, a capital contribution from MetLife, Inc., and positive net flows in our general account from our annuities and life businesses, partially offset by funding agreement repayments. This increase in net investment income was also partially offset by higher interest credited expense as the same positive net flows in our general account resulted in a larger liability base. Additionally, other revenues decreased due to the aforementioned recapture of a ceded fixed annuity agreement.
Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased on fixed maturity securities and mortgage loans as a result of the sustained low interest rate environment, as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields. Lower returns on real estate joint ventures also contributed to a decrease in net investment income. Additionally, lower earnings on our securities lending program resulted from lower margins as a result of the impact of a flatter yield curve. These unfavorable changes were partially offset by higher income on interest rate derivatives. In our annuities business, lower equity returns in 2015 drove a decline in our average separate account balances which resulted in a decrease in asset-based fee income relative to the prior period. In addition, we experienced higher costs associated with our variable annuity GMDBs, partially offset by lower DAC amortization and lower average interest crediting rates for our annuities business. The changes in market factors discussed above resulted in a $214 million decrease in operating earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality experience in our universal life business, partially offset by favorable mortality in our traditional life business, resulted in a net decrease of $25 million to operating earnings. The impact of our annual actuarial assumption review, which occurred in both periods, resulted in a net operating earnings decrease of $79 million and was primarily related to unfavorable DAC unlockings in our variable annuity business. Refinements to DAC and certain insurance-related liabilities recorded in the current period resulted in a decrease in operating earnings of $454 million, primarily driven by a $254 million one-time charge, mostly recognized as a write-off of DAC, and a $42 million increase in our insurance-related liabilities, both due to loss recognition testing upon re-segmentation, as well as a reserve adjustment of $171 million resulting from modeling improvements in the reserving process in our universal life business.
Expenses and Taxes. Operating earnings increased due to a decrease in expenses of $8 million primarily driven by the U.S. Retail Advisor Force Divestiture. In the current period, we realized lower tax benefits of $54 million, primarily related to the separate account dividends received deduction.
Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$40	$(53)	$51	$(30)
Universal life and investment-type product policy fees	(31)	(26)	(87)	(87)
Net investment income	(7)	(85)	(37)	11
Other revenues	(28)	(58)	(380)	(212)
Total operating revenues	(26)	(222)	(453)	(318)
Operating expenses
Policyholder benefits and claims and policyholder dividends	10	(72)	(26)	(103)
Interest credited to policyholder account balances	—	6	5	20
Capitalization of DAC	1	(1)	(6)	(2)
Amortization of DAC and VOBA	2	(1)	7	1
Interest expense on debt	241	248	759	757
Other operating expenses	(3)	361	(163)	408
Total operating expenses	251	541	576	1,081
Provision for income tax expense (benefit)	(287)	214	(658)	(156)
Operating earnings	10	(977)	(371)	(1,243)
Less: Preferred stock dividends	6	6	58	67
Operating earnings available to common shareholders	$4	$(983)	$(429)	$(1,310)

The table below presents operating earnings available to common shareholders by source, net of income tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Other business activities	$6	$(10)	$(5)	$(32)
Other net investment income	2	(47)	(17)	15
Interest expense on debt	(157)	(161)	(494)	(492)
Preferred stock dividends	(6)	(6)	(58)	(67)
Corporate initiatives and projects	(23)	(38)	(80)	(124)
Incremental tax benefit (expense)	190	(482)	297	(334)
Other	(8)	(239)	(72)	(276)
Operating earnings available to common shareholders	$4	$(983)	$(429)	$(1,310)
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities increased $16 million. This was primarily related to improved results from our start-up operations.
Other Net Investment Income. A $49 million increase in other net investment income was driven by higher returns on alternative investments and prior period mark-to-market losses on our trading securities.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $15 million, primarily due to decreased costs associated with enterprise-wide initiatives taken by the Company.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The current period includes a one-time tax benefit of $36 million for tax audit settlements. The prior period includes the aforementioned tax charge of $557 million, which was recorded under accounting guidance for the recognition of tax uncertainties. In addition, we had higher utilization of tax preferenced items, which increased our operating earnings by $79 million over the prior period.
Other. The prior period included the aforementioned $235 million charge for interest on uncertain tax positions. The prior period also included a $20 million impairment charge on a real estate property. The current period included a $15 million decrease in operating earnings primarily resulting from higher employee-related costs, as well as an increase in interest on uncertain tax positions.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities increased $27 million. This was primarily related to improved results from our start-up operations.
Other Net Investment Income. A $32 million decrease in other net investment income was driven by lower returns on real estate and real estate joint ventures and private equities, partially offset by higher mark-to-market income on residential mortgage loans for which the Company has elected the FVO.
Preferred Stock Dividends. Preferred stock dividends decreased by $9 million. In June 2015, MetLife, Inc. repurchased its 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred stock”) for which dividends were paid quarterly. Also in June 2015, MetLife, Inc. issued 1,500,000 shares of 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the “Series C preferred stock”) for which dividends are payable semi-annually commencing December 15, 2015 and ending on June 15, 2020, and are payable quarterly thereafter.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $44 million, primarily due to decreased costs associated with enterprise-wide initiatives taken by the Company.

Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The current period includes a one-time tax benefit of $36 million for tax audit settlements. The prior period included the aforementioned tax charge of $557 million, which was recorded under accounting guidance for the recognition of tax uncertainties. In addition, we had higher utilization of tax preferenced investments, which increased our operating earnings by $39 million over the prior period.
Other. The prior period included the aforementioned $235 million charge for interest on uncertain tax positions. The prior period also included a $20 million impairment charge on a real estate property. The current period included a $23 million decrease in operating earnings primarily resulting from higher employee-related costs and an increase in interest on uncertain tax positions. In addition, operating earnings decreased $15 million as a result of net adjustments to certain reinsurance assets and liabilities.

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee, chaired by the Global Risk Management Department, reviews and monitors investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

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

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. Risk limits to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit exposure as measured by our economic capital framework, are approved annually by a committee of directors that oversees our investment portfolio. For real estate assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and equity market risks.
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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, weakness in the energy and metals and mining sectors and political and/or economic instability in the U.K., Brazil, Turkey, Russia, Ukraine, China, Japan, the Middle East and Puerto Rico, as well as Europe’s perimeter region and Cyprus, have contributed to global market volatility.
Events following the U.K.’s referendum on June 23, 2016 and the uncertainties associated with its pending withdrawal from the EU have contributed to market volatility. The risk of market volatility may spread beyond the U.K., and could be intensified by foreign exchange risks. These factors could contribute to weakening GDP growth, primarily in the U.K. and Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the exit negotiations and negotiations regarding trade and other arrangements.
As a global insurance company, we are affected by the monetary policy of central banks around the world. The ECB has adopted stimulus measures which are intended to lessen the risk of a prolonged period of deflation and support economic recovery in the Euro zone. See “— Industry Trends — Financial and Economic Environment” for further information on such measures, as well as for information regarding actions taken by Japan’s central government and the Bank of Japan to boost inflation expectations and achieve sustainable economic growth in Japan. See also “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information regarding the December 2015 action taken by the FOMC to raise the federal funds rate and its subsequent determinations to maintain it. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments
We maintain general account investments in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European Region operations invest in the region for diversification. In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. Our European Region fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock are invested in a diversified portfolio of primarily non-financial services securities. At September 30, 2016, our exposure to such securities in the European Region totaled $40.7 billion, at estimated fair value, of which $9.1 billion was in sovereign fixed maturity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Region Investments” included in the 2015 Annual Report for further information.
Selected Country and Sector Investments
Recent country specific volatility due to local economic and/or political concerns, as well as recent weakness in certain sectors, has affected the performance of certain of our investments.

We have exposure to such volatility, as we maintain general account investments in the U.K., Turkey, Brazil, Russia, Puerto Rico, Jordan, Lebanon and Ukraine, as well as Europe’s perimeter region and Cyprus, to support our insurance operations and related policyholder liabilities in these countries; and we also have exposure through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of the U.K., Turkey, Brazil, Russia, Puerto Rico, Jordan, Lebanon and Ukraine totaled $1.5 billion and $14.0 billion, at estimated fair value, respectively, at September 30, 2016. Our exposure to Puerto Rico political subdivision fixed maturities is in the form of secured revenue securities and we have no general obligation securities. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of Europe’s perimeter region and Cyprus totaled $241 million and $1.6 billion, at estimated fair value, respectively, at September 30, 2016. Our exposure to both sovereign fixed maturity securities and total fixed maturity securities of Greece was less than $1 million, at estimated fair value, at September 30, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments” included in the 2015 Annual Report for further information by country. See “— Mortgage Loans” for information about U.K. mortgage loan investments.
There has been an increased focus on energy sector and metals and mining sector investments as a result of lower energy, oil and commodity prices. Our net exposure to energy sector fixed maturity securities was $10.1 billion (comprised of fixed maturity securities of $10.1 billion at estimated fair value and related net written credit default swaps of $35 million at notional value), of which 80% were investment grade, with unrealized gains of $601 million at September 30, 2016. Our net exposure to metals and mining sector fixed maturity securities was $2.2 billion (comprised of fixed maturity securities of $2.2 billion at estimated fair value and related net purchased credit default swaps of $15 million at notional value), of which 72% were investment grade, with unrealized gains of $147 million at September 30, 2016.
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

Investment Portfolio Results
The following yield table presents the yield and investment income (loss) for our investment portfolio for the periods indicated. Yields are calculated using reported net investment income which is not adjusted for the impact of changes in foreign currency exchange rates. As described below, this table reflects certain differences from the presentation of net investment income presented in the GAAP consolidated statements of operations. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2016		2015		2016		2015
	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2),(3)	4.38%	$3,573	4.55%	$3,467	4.40%	$10,740	4.66%	$10,701
Mortgage loans (3)	4.60%	806	4.95%	785	4.74%	2,464	4.95%	2,316
Real estate and real estate joint ventures	5.68%	130	3.99%	101	3.99%	269	4.83%	371
Policy loans	5.28%	148	5.09%	147	5.24%	444	5.18%	450
Equity securities	4.94%	35	4.66%	36	4.83%	105	4.42%	102
Other limited partnership interests	15.19%	263	10.82%	216	8.21%	429	11.27%	681
Cash and short-term investments	1.01%	27	0.74%	23	1.07%	83	0.93%	89
Other invested assets		327		225		845		775
Total before investment fees and expenses	4.78%	5,309	4.76%	5,000	4.65%	15,379	4.91%	15,485
Investment fees and expenses	(0.13)	(149)	(0.14)	(151)	(0.14)	(466)	(0.15)	(469)
Net investment income including divested businesses and lag elimination (4), (5)	4.65%	5,160	4.62%	4,849	4.51%	14,913	4.76%	15,016
Less: net investment income from divested businesses and lag elimination (4), (5)		—		—		(166)		—
Net investment income (5)		$5,160		$4,849		$14,747		$15,016
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

(2)
Investment income (loss) includes amounts for FVO and trading securities of $25 million and $41 million for the three months and nine months ended September 30, 2016, respectively, and ($35) million and $4 million for the three months and nine months ended September 30, 2015, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net investment income — in the above yield table	$5,160	$4,849	$14,747	$15,016
Investment hedge adjustments	(226)	(194)	(635)	(574)
Operating joint venture adjustments	—	(3)	5	(6)
Divested businesses and lag elimination (1)	—	—	166	—
Contractholder-directed unit-linked investments	529	(701)	623	(79)
Incremental net investment income from CSEs	1	8	4	10
Net investment income — GAAP consolidated statements of operations	$5,464	$3,959	$14,910	$14,367
__________________

(1)
The amount of $166 million for the nine months ended September 30, 2016, relates to the impact of converting the Company’s Japan operations to calendar year-end reporting. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015” and “— Results of Operations — Consolidated Results — Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015” for an analysis of the period over period changes in net investment income.
Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities available-for-sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	September 30, 2016		December 31, 2015
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$338,028	86.6%	$302,400	86.1%
Privately-placed	52,414	13.4	49,002	13.9
Total fixed maturity securities	$390,442	100.0%	$351,402	100.0%
Percentage of cash and invested assets	69.1%		69.1%
Equity securities
Publicly-traded	$2,103	63.9%	$2,184	65.8%
Privately-held	1,186	36.1	1,137	34.2
Total equity securities	$3,289	100.0%	$3,321	100.0%
Percentage of cash and invested assets	0.6%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$640		$819
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$649		$1,216

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
In connection with our investment management business, we manage privately-placed and infrastructure fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These privately-placed and infrastructure fixed maturity securities had an estimated fair value of $7.9 billion and $6.1 billion at September 30, 2016 and December 31, 2015, respectively. These assets are not included in our interim condensed consolidated financial statements.
During the second quarter of 2016, we commenced management of below investment grade fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These fixed maturity securities had an estimated fair value of $318 million at September 30, 2016. These assets are not included in our interim condensed consolidated financial statements.
Also in connection with our investment management business, we manage index investment portfolios that track the return of standard industry fixed income and equity market indices such as the Barclay’s U.S. Aggregate Bond Index and S&P 500® Index. These assets had an estimated fair value of $27.3 billion and $26.0 billion at September 30, 2016 and December 31, 2015, respectively, and are included within separate account assets in our interim condensed consolidated financial statements.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Valuation of Securities” included in the 2015 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows at:

	September 30, 2016
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$45,129	11.5%	$1,364	41.5%
Level 2
Independent pricing sources	286,607	73.4	1,171	35.6
Internal matrix pricing or discounted cash flow techniques	37,102	9.5	99	3.0
Significant other observable inputs	323,709	82.9	1,270	38.6
Level 3
Independent pricing sources	7,289	1.9	509	15.5
Internal matrix pricing or discounted cash flow techniques	13,266	3.4	136	4.1
Independent broker quotations	1,049	0.3	10	0.3
Significant unobservable inputs	21,604	5.6	655	19.9
Total estimated fair value	$390,442	100.0%	$3,289	100.0%
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2016 are as follows:

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

•
During the three months ended September 30, 2016, Level 3 fixed maturity securities increased by $442 million, or 2%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss), partially offset by net transfers out of Level 3.

•
During the nine months ended September 30, 2016, Level 3 fixed maturity securities increased by $790 million, or 4%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss), partially offset by net transfers out of Level 3.

See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2015 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2015 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”) and credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities.
The NAIC has adopted revised methodologies for certain structured securities comprised of non-agency RMBS, commercial mortgage-backed securities (“CMBS”) and ABS. The NAIC’s objective with the revised methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities. We apply the revised NAIC methodologies to structured securities held by MetLife, Inc.’s insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC methodologies on an annual basis. If MetLife, Inc.’s insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available. These revised NAIC designations may not correspond to NRSRO ratings.

The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		September 30, 2016				December 31, 2015
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$255,025	$29,501	$284,526	72.9%	$234,176	$16,627	$250,803	71.4%
2	Baa	77,210	6,391	83,601	21.4	77,313	2,210	79,523	22.6
	Subtotal investment grade	332,235	35,892	368,127	94.3	311,489	18,837	330,326	94.0
3	Ba	14,411	629	15,040	3.9	15,314	(172)	15,142	4.3
4	B	5,900	54	5,954	1.5	5,083	(244)	4,839	1.4
5	Caa and lower	1,318	(41)	1,277	0.3	1,036	5	1,041	0.3
6	In or near default	49	(5)	44	—	42	12	54	—
	Subtotal below investment grade	21,678	637	22,315	5.7	21,475	(399)	21,076	6.0
	Total fixed maturity securities	$353,913	$36,529	$390,442	100.0%	$332,964	$18,438	$351,402	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the NAIC methodologies as described above at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
September 30, 2016
U.S. corporate	$47,061	$45,097	$8,849	$3,870	$799	$—	$105,676
U.S. government and agency	69,268	517	—	—	—	—	69,785
Foreign corporate	25,341	30,680	3,526	810	62	—	60,419
Foreign government	55,442	5,070	2,224	968	61	—	63,765
RMBS	43,585	772	294	284	331	43	45,309
State and political subdivision	16,826	548	68	—	21	—	17,463
ABS	14,649	839	70	22	3	1	15,584
CMBS	12,354	78	9	—	—	—	12,441
Total fixed maturity securities	$284,526	$83,601	$15,040	$5,954	$1,277	$44	$390,442
Percentage of total	72.9%	21.4%	3.9%	1.5%	0.3%	—%	100.0%

December 31, 2015
U.S. corporate	$43,448	$44,158	$9,163	$3,532	$493	$—	$100,794
U.S. government and agency	61,646	—	—	—	—	—	61,646
Foreign corporate	23,368	29,362	3,621	732	114	1	57,198
Foreign government	43,911	4,098	1,730	395	326	39	50,499
RMBS	37,394	560	579	177	78	9	38,797
State and political subdivision	14,818	599	10	—	14	—	15,441
ABS	13,646	702	24	3	14	5	14,394
CMBS	12,572	44	15	—	2	—	12,633
Total fixed maturity securities	$250,803	$79,523	$15,142	$4,839	$1,041	$54	$351,402
Percentage of total	71.4%	22.6%	4.3%	1.4%	0.3%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both September 30, 2016 and December 31, 2015. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	September 30, 2016		December 31, 2015
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$49,555	29.8%	$44,710	28.3%
Consumer	37,918	22.8	37,317	23.6
Finance	36,048	21.7	33,050	20.9
Utility	25,632	15.4	27,770	17.6
Communications	13,867	8.4	11,559	7.3
Other	3,075	1.9	3,586	2.3
Total	$166,095	100.0%	$157,992	100.0%
Structured Securities
We held $73.3 billion and $65.8 billion of structured securities, at estimated fair value, at September 30, 2016 and December 31, 2015, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
The table below presents our RMBS holdings at:

	September 30, 2016			December 31, 2015
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$22,865	50.5%	$920	$20,604	53.1%	$578
Pass-through securities	22,444	49.5	551	18,193	46.9	305
Total RMBS	$45,309	100.0%	$1,471	$38,797	100.0%	$883
By risk profile:
Agency	$31,709	70.0%	$1,182	$26,214	67.6%	$763
Prime	1,919	4.2	75	1,960	5.1	41
Alt-A	6,471	14.3	161	5,990	15.4	(18)
Sub-prime	5,210	11.5	53	4,633	11.9	97
Total RMBS	$45,309	100.0%	$1,471	$38,797	100.0%	$883
Ratings profile:
Rated Aaa/AAA	$32,213	71.1%		$26,809	69.1%
Designated NAIC 1	$43,585	96.2%		$37,394	96.4%
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

Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we have increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $4.7 billion and $4.0 billion with unrealized gains (losses) of $38 million and $74 million at September 30, 2016 and December 31, 2015, respectively.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	September 30, 2016			December 31, 2015
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$7,928	50.9%	$(135)	$7,698	53.5%	$(144)
Foreign residential loans	1,330	8.5	21	1,365	9.5	32
Student loans	1,209	7.8	(37)	1,284	8.9	(30)
Automobile loans	1,731	11.1	7	1,153	8.0	—
Credit card loans	1,358	8.7	18	831	5.8	27
Other loans	2,028	13.0	25	2,063	14.3	11
Total	$15,584	100.0%	$(101)	$14,394	100.0%	$(104)
Ratings profile:
Rated Aaa/AAA	$8,561	54.9%		$7,510	52.2%
Designated NAIC 1	$14,649	94.0%		$13,646	94.8%

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	September 30, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2005	$124	$137	$20	$21	$26	$28	$22	$22	$3	$4	$195	$212
2006	45	50	16	16	21	21	9	8	—	—	91	95
2007	341	344	54	55	70	72	3	3	23	25	491	499
2008 - 2010	5	5	—	—	—	—	—	—	—	—	5	5
2011	462	494	23	24	62	65	—	—	—	—	547	583
2012	568	616	429	457	332	350	8	9	—	—	1,337	1,432
2013	1,049	1,117	827	884	525	532	11	9	—	—	2,412	2,542
2014	999	1,053	950	996	268	268	—	—	—	—	2,217	2,317
2015	2,649	2,789	467	478	259	261	10	10	—	—	3,385	3,538
2016	948	988	109	110	58	59	60	61	—	—	1,175	1,218
Total	$7,190	$7,593	$2,895	$3,041	$1,621	$1,656	$123	$122	$26	$29	$11,855	$12,441
Ratings Distribution		61.0%		24.5%		13.3%		1.0%		0.2%		100.0%

	December 31, 2015
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2005	$187	$198	$95	$101	$33	$35	$47	$48	$10	$10	$372	$392
2006	1,061	1,070	79	79	76	77	50	56	—	—	1,266	1,282
2007	477	486	144	145	84	87	—	—	123	125	828	843
2008 - 2010	5	5	—	—	13	13	—	—	—	—	18	18
2011	560	593	23	24	63	64	—	—	—	—	646	681
2012	506	534	368	376	500	513	8	9	1	1	1,383	1,433
2013	989	1,036	696	735	893	925	12	10	—	—	2,590	2,706
2014	854	859	939	937	453	459	1	1	—	—	2,247	2,256
2015	2,258	2,227	445	436	325	327	32	32	—	—	3,060	3,022
Total	$6,897	$7,008	$2,789	$2,833	$2,440	$2,500	$150	$156	$134	$136	$12,410	$12,633
Ratings Distribution		55.5%		22.4%		19.8%		1.2%		1.1%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch Ratings and Morningstar, Inc. CMBS designated NAIC 1 were 99.3% and 99.5% of total CMBS at September 30, 2016 and December 31, 2015, respectively.
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

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $19 million and $178 million for the three months and nine months ended September 30, 2016, respectively, and $34 million and $63 million for the three months and nine months ended September 30, 2015, respectively. Impairments of fixed maturity securities were $14 million and $106 million for the three months and nine months ended September 30, 2016, respectively, and $27 million and $47 million for the three months and nine months ended September 30, 2015, respectively. Impairments of equity securities were $5 million and $72 million for the three months and nine months ended September 30, 2016, respectively, and $7 million and $16 million for the three months and nine months ended September 30, 2015.
Credit-related impairments of fixed maturity securities were $14 million and $95 million for the three months and nine months ended September 30, 2016, respectively, and $27 million and $47 million for the three months and nine months ended September 30, 2015, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $19 million for the three months ended September 30, 2016, as compared to $34 million for the three months ended September 30, 2015. The most significant decreases in OTTI losses were in U.S. and foreign corporate securities, which decreased $20 million in the current period, and the decrease in losses was concentrated in the consumer industry.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $178 million for the nine months ended September 30, 2016 as compared to $63 million in the prior period. The most significant increases in OTTI losses were in U.S. and foreign corporate securities and common stock, which comprised $154 million for the nine months ended September 30, 2016, as compared to $40 million for the nine months ended September 30, 2015. An increase of $57 million in OTTI losses on U.S. and foreign corporate securities was concentrated in the industrial industry and reflected the impact of lower oil prices on the energy sector. The increase in OTTI losses on common stock was $57 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, and was also concentrated in the industrial industry and reflected the impact of lower oil prices on the energy sector.
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
FVO and Trading Securities
FVO and trading securities are primarily comprised of securities for which the FVO has been elected (“FVO securities”). FVO securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products and investments in certain separate accounts. FVO securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation as separate account summary total assets and liabilities. These investments are primarily mutual funds and, to a lesser extent, fixed maturity and equity securities, short-term investments and cash and cash equivalents. The investment returns on these investments inure to the contractholder and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. FVO securities also include securities held by CSEs. We previously maintained a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involved the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. In June 2016, we commenced a reinvestment of this portfolio into other asset classes. FVO and trading securities were $14.7 billion and $15.0 billion at estimated fair value, or 2.6% and 3.0% of total cash and invested assets, at September 30, 2016 and December 31, 2015, respectively. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

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
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program.
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
The Company also participates in other short-term repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and receives cash as collateral in an amount generally equal to 85% to 100% of the estimated fair value of the securities loaned at the inception of the transaction. The associated liability is recorded at the amount of cash received. The Company monitors the estimated fair value of the collateral and the securities loaned throughout the duration of the transaction and additional collateral is obtained as necessary. Securities loaned under such transactions may be sold or re-pledged by the transferee.
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding our repurchase and reverse repurchase agreement transactions, as well as our other short-term repurchase agreement transactions.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	September 30, 2016				December 31, 2015
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$45,801	64.6%	$227	0.5%	$44,012	65.8%	$217	0.5%
Agricultural	14,141	20.0	43	0.3%	13,188	19.7	42	0.3%
Residential	10,920	15.4	60	0.5%	9,734	14.5	59	0.6%
Total	$70,862	100.0%	$330	0.5%	$66,934	100.0%	$318	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located outside the U.S., which includes 6% of properties located in the U.K., at September 30, 2016. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 18%, 12% and 8%, respectively, of commercial and agricultural mortgage loans at September 30, 2016. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located outside the U.S., as of September 30, 2016. The carrying value of our residential mortgage loans located in California, Florida, and New York were 34%, 8%, and 6%, respectively, of residential mortgage loans at September 30, 2016.
In connection with our investment management business, we manage commercial mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial mortgage loans had an estimated fair value of $2.9 billion and $2.0 billion at September 30, 2016 and December 31, 2015, respectively. These assets are not included in our interim condensed consolidated financial statements.
Commercial Mortgage Loans by Geographic Region and Property Type. As shown above, commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$9,661	21.1%	$9,583	21.8%
Middle Atlantic	8,435	18.4	8,154	18.5
International	8,169	17.8	7,889	17.9
South Atlantic	6,031	13.2	6,127	13.9
West South Central	4,303	9.4	4,311	9.8
East North Central	2,303	5.0	2,346	5.3
New England	1,417	3.1	1,367	3.1
Mountain	1,548	3.4	1,117	2.5
West North Central	506	1.1	520	1.2
East South Central	633	1.4	512	1.2
Multi-Region and Other	2,795	6.1	2,086	4.8
Total recorded investment	45,801	100.0%	44,012	100.0%
Less: valuation allowances	227		217
Carrying value, net of valuation allowances	$45,574		$43,795
Property Type
Office	$22,552	49.2%	$21,525	48.9%
Retail	10,424	22.8	10,466	23.8
Apartment	5,989	13.1	5,171	11.7
Hotel	4,197	9.1	4,396	10.0
Industrial	2,415	5.3	2,334	5.3
Other	224	0.5	120	0.3
Total recorded investment	45,801	100.0%	44,012	100.0%
Less: valuation allowances	227		217
Carrying value, net of valuation allowances	$45,574		$43,795

Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans. See “— Real Estate and Real Estate Joint Ventures” for real estate acquired through foreclosure.
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
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both September 30, 2016 and December 31, 2015 and our average debt service coverage ratio was 2.7x and 2.6x at September 30, 2016 and December 31, 2015, respectively. Our debt service coverage ratio and the values utilized in calculating the ratio are updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. Our loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 42% and 43% at September 30, 2016 and December 31, 2015, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of known and inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including our experience with losses on loans, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the valuation allowance. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the valuation allowance.
See Notes 7 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the nine months ended September 30, 2016 and 2015.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, excluding funds, 73% were located in the U.S., with the remaining 27% located outside the U.S., at September 30, 2016. The carrying value of our real estate investments, excluding funds, located in Japan, California and District of Columbia were 24%, 17% and 9%, respectively, of total real estate investments, excluding funds, at September 30, 2016. Real estate funds, including those classified within Traditional, were 10% of our real estate investments, at September 30, 2016. The majority of these funds hold underlying real estate investments that are well diversified across the U.S.

Real estate investments by type consisted of the following at:

	September 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Traditional	$8,829	96.1%	$7,859	93.2%
Real estate joint ventures and funds	265	2.9	482	5.7
Foreclosed (commercial, agricultural and residential)	59	0.6	45	0.5
Real estate held-for-investment	9,153	99.6	8,386	99.4
Real estate held-for-sale	33	0.4	47	0.6
Total real estate and real estate joint ventures	$9,186	100.0%	$8,433	100.0%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Real Estate and Real Estate Joint Ventures” included in the 2015 Annual Report for a discussion of the types of investments reported within Traditional and Real estate joint ventures and funds. The estimated fair value of the Traditional, as well as the Held-for-sale real estate investment portfolios, was $13.8 billion and $12.4 billion at September 30, 2016 and December 31, 2015, respectively.
In connection with our investment management business, we manage real estate investments on behalf of institutional clients, which are unaffiliated investors. These real estate investments had an estimated fair value of $4.3 billion and $3.8 billion at September 30, 2016 and December 31, 2015, respectively. These assets are not included in our interim condensed consolidated financial statements.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $6.9 billion and $7.1 billion at September 30, 2016 and December 31, 2015, respectively, which included $1.4 billion and $1.9 billion of hedge funds, at September 30, 2016 and December 31, 2015, respectively.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$21,788	72.0%	$14,406	64.0%
Tax credit and renewable energy partnerships	3,197	10.6	3,145	13.9
Leveraged leases, net of non-recourse debt	1,625	5.4	1,712	7.6
Direct financing leases	1,155	3.8	1,076	4.8
Funds withheld	855	2.8	771	3.4
Operating joint ventures	769	2.5	605	2.7
Other	889	2.9	809	3.6
Total	$30,278	100.0%	$22,524	100.0%
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $11.7 billion and $9.3 billion, or 2.1% and 1.8% of total cash and invested assets, at September 30, 2016 and December 31, 2015, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $7.3 billion and $7.5 billion, or 1.3% and 1.5% of total cash and invested assets, at September 30, 2016 and December 31, 2015, respectively.

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2016 and December 31, 2015.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and nine months ended September 30, 2016 and 2015.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” included in the 2015 Annual Report for more information about our use of derivatives by major hedge program.
Fair Value Hierarchy
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
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
Derivatives categorized as Level 3 at September 30, 2016 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At September 30, 2016, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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

The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Gain (loss) recognized in net income (loss)	$(116) million	$110 million
Percentage of gain (loss) attributable to observable inputs	117%	(41)%
Primary drivers of observable gain (loss)	Increases in interest rates on interest rate total return swaps; decreases in certain equity volatility levels; and increases in certain equity index levels.
Decreases in interest rates on interest rate total return swaps; weakening of the U.S. dollar versus foreign currencies on receive inflation-linked foreign currency, pay U.S. dollar forwards and swaps; partially offset by decreases in certain equity volatility levels; and increases in certain equity index levels.

Percentage of gain (loss) attributable to unobservable inputs	(17)%	141%
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2016		December 31, 2015
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$2,038	$(34)	$1,870	$(6)
Written (2)	11,664	140	10,311	65
Total	$13,702	$106	$12,181	$59
__________________

(1)
At September 30, 2016 there were no purchased credit default swaps held in relation to the trading portfolio. At December 31, 2015 purchased credit default swaps held in relation to the trading portfolio amounted to $175 million in gross notional amount and ($2) million in estimated fair value.

(2)
At September 30, 2016, there were no written credit default swaps held in relation to the trading portfolio. At December 31, 2015, written credit default swaps held in relation to the trading portfolio amounted to $20 million in gross notional amount and ($2) million in estimated fair value.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$—	$(21)	$(21)	$20	$(1)	$19	$6	$(54)	$(48)	$32	$(20)	$12
Written (3), (4)	60	—	60	—	(78)	(78)	81	(24)	57	16	(124)	(108)
Total	$60	$(21)	$39	$20	$(79)	$(59)	$87	$(78)	$9	$48	$(144)	$(96)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
There were no gross gains and gross (losses) for purchased credit default swaps in the trading portfolio for the three months ended September 30, 2016. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $4 million and ($4) million, respectively, for the nine months ended September 30, 2016. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $4 million and ($1) million, respectively, for the three months ended September 30, 2015 and $7 million and ($4) million, respectively, for the nine months ended September 30, 2015.

(3)
There were no gross gains and gross (losses) for written credit default swaps in the trading portfolio for the three months ended September 30, 2016. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $3 million and ($3) million, respectively, for the nine months ended September 30, 2016. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $2 million and ($3) million for the three months ended September 30, 2015 and $3 million and ($3) million, respectively, for the nine months ended September 30, 2015.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on purchased credit default swaps of $40 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due to credit spreads narrowing in the current period compared to the prior period on credit default swaps hedging certain bonds. The favorable change in net gains (losses) on written credit default swaps of $138 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due to credit spreads narrowing in the current period compared to the prior period on certain credit default swaps used as replications.
The unfavorable change in net gains (losses) on purchased credit default swaps of $60 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due to credit spreads narrowing in the current period compared to the prior period on credit default swaps hedging certain bonds. The favorable change in net gains (losses) on written credit default swaps of $165 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due to credit spreads narrowing in the current period compared to the prior period on certain credit default swaps used as replications.
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
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See “— Summary of Critical Accounting Estimates — Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2015 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
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
Collateral for Securities Lending, Repurchase Agreement Transactions, Third-Party Custodian Administered Repurchase Program and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $134 million and $50 million at estimated fair value at September 30, 2016 and December 31, 2015, respectively. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We participate in repurchase and reverse repurchase agreement transactions. In connection with these transactions, we obtain fixed maturity securities as collateral from unaffiliated financial institutions, which can be re-pledged, and which have not been recorded on our consolidated balance sheets. The amount of these securities and the amount which were re-pledged was $306 million and $114 million, respectively, at estimated fair value at September 30, 2016. We had no such securities as of December 31, 2015. See “— Investments — Repurchase Agreement Transactions” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of our repurchase and reverse repurchase agreements, and the classification of the associated net receivable/payable and expense.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $347 million and $738 million at September 30, 2016 and December 31, 2015, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $359 million and $781 million at September 30, 2016 and December 31, 2015, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $3.3 billion and $2.2 billion at September 30, 2016 and December 31, 2015, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

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
Guarantees
See “Guarantees” in Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other
Additionally, we make mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Other than these investment-related commitments which are disclosed in Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from these investment- related commitments. For further information on these investment-related commitments see “— Liquidity and Capital Resources — The Company — Contractual Obligations.” See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS,” “— Investments — Mortgage Loans,” “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our investments in fixed maturity and equity securities, mortgage loans and partnerships.
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

U.S.
Amounts payable under insurance policies for this segment are comprised of group insurance and annuities, as well as property & casualty policies. For group insurance, future policyholder benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, active life policies and premium stabilization and other contingency liabilities held under life insurance contracts. For group annuity contracts, future policyholder benefits are primarily related to payout annuities, including pension risk transfers, structured settlement annuities and institutional income annuities. There is no interest rate crediting flexibility on these liabilities. As a result, a sustained low interest rate environment could negatively impact earnings; however, we mitigate our risks by applying various ALM strategies, including the use of various derivative positions, primarily interest rate floors and interest rate swaps. The components of future policy benefits our property & casualty policies are liabilities for unpaid claims, estimated based upon assumptions such as rates of claim frequencies, levels of severities, inflation, judicial trends, legislative changes or regulatory decisions. Assumptions are based upon our historical experience and analysis of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business, and we consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.
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
Latin America
Future policy benefits for this segment are held primarily for immediate annuities in Chile, Argentina and Mexico and traditional life contracts mainly in Mexico, Brazil and Colombia. There are also liabilities held for total return pass-through provisions included in certain universal life and savings products in Mexico. Factors impacting these liabilities include sustained periods of lower yields than rates established at policy issuance, lower than expected asset reinvestment rates, and mortality and lapses different than expected. We mitigate our risks by applying various ALM strategies.
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
MetLife Holdings
Future policy benefits for the life business are comprised mainly of liabilities for traditional life and for universal and variable life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. We have entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For the annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance. Other future policyholder benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, and active life policies. In addition, for our other products, future policyholder benefits related to the reinsurance of our former Japan joint venture are comprised of liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Brighthouse Financial
Future policy benefits for the life business are comprised mainly of liabilities for traditional life and for universal and variable life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage. We have entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts. For the annuities business, future policy benefits are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance. For our other products, future policyholder benefits are comprised mainly of group annuity contracts, primarily related to payout annuities, including pension risk transfers, structured settlement annuities and institutional income annuities. There is no interest rate crediting flexibility on these liabilities. As a result, a sustained low interest rate environment could negatively impact earnings; however, we mitigate our risks by applying various ALM strategies, including the use of various derivative positions, primarily interest rate floors and interest rate swaps.
Corporate & Other
Future policy benefits primarily include liabilities for the global employee benefits reinsurance business. Additionally, future policy benefits include liabilities for the U.S direct business sold directly to consumers.
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
U.S.
Policyholder account balances in this segment are comprised of funding agreements, retained asset accounts, universal life policies, the fixed account of variable life insurance policies and specialized life insurance products for benefit programs.
Group Benefits
Policyholder account balances in this business are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies and specialized life insurance products for benefit programs. Policyholder account balances are credited interest at a rate we determine, which is influenced by current market rates. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	September 30, 2016
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$5,018	$4,890
Equal to 2% but less than 4%	$1,913	$1,913
Equal to or greater than 4%	$701	$675
__________________
(1)These amounts are not adjusted for policy loans.
Retirement & Income Solutions

Policyholder account balances in this business are comprised of funding agreements. Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	September 30, 2016
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities
Greater than 0% but less than 2%	$20,784	$3,125
Equal to 2% but less than 4%	$1,153	$441
Equal to or greater than 4%	$2	$2
Life & Other
Greater than 0% but less than 2%	$8,634	$8,258
Equal to 2% but less than 4%	$20,194	$9,280
Equal to or greater than 4%	$272	$272
__________________

(1)
Excludes negative VOBA liabilities of $1.1 billion at September 30, 2016, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities associated with the acquisition of American Life Insurance Company (“American Life”) and Delaware American Life Insurance Company (collectively, “ALICO”). These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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
MetLife Holdings
Life policyholder account balances are held for retained asset accounts, universal life policies, the fixed account of variable life insurance policies, embedded derivatives related to the reinsurance of our former Japan joint venture, and funding agreements. For annuities, policyholder account balances are held for fixed deferred annuities, the fixed account portion of variable annuities, and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario. Additionally, for our other products policyholder account balances are held for variable annuity guaranteed minimum living benefits that are accounted for as embedded derivatives.
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	September 30, 2016
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,988	$1,882
Equal to 2% but less than 4%	$20,352	$17,215
Equal to or greater than 4%	$9,430	$6,410
__________________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At September 30, 2016, excess interest reserves were $2,266 million for the MetLife Holdings segment.
Brighthouse Financial
Life policyholder account balances are held for universal life policies and the fixed account of variable life insurance policies. For annuities, policyholder account balances are held for fixed deferred annuities, the fixed account portion of variable annuities, and non-life contingent income annuities. For our other products, policyholder account balances are comprised of funding agreements. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (1-month or 3-month) LIBOR. We are exposed to interest rate risks, as well as foreign currency exchange rate risk, when guaranteeing payment of interest and return of principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating interest rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies and seek to hedge all foreign currency exchange rate risk through the use of foreign currency hedges, including cross currency swaps. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario. Additionally, for our other products policyholder account balances are held for variable annuity guaranteed minimum living benefits that are accounted for as embedded derivatives.

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the Brighthouse Financial segment:

	September 30, 2016
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,759	$1,276
Equal to 2% but less than 4%	$22,475	$14,942
Equal to or greater than 4%	$3,750	$2,849

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At September 30, 2016, excess interest reserves were $424 million for the Brighthouse Financial segment.
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
Certain guarantees, including portions thereof, accounted for as embedded derivatives, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefits (“GMABs”), and the non-life contingent portions of both GMWBs and GMIBs that do not require annuitization. The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Asia
GMDB	$27	$25	$—	$—
GMAB	—	—	55	37
GMWB	106	89	255	151
EMEA
GMDB	1	2	—	—
GMAB	—	—	23	16
GMWB	5	8	(10)	(63)
MetLife Holdings
GMDB	240	209	—	153
GMIB	462	406	430	(516)
GMAB	—	—	39	23
GMWB	205	127	1,907	1,009
Brighthouse Financial
GMDB	953	741	—	—
GMIB	2,299	2,004	3,097	(153)
GMAB	—	—	16	8
GMWB	133	104	894	280
Total	$4,431	$3,715	$6,706	$945
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $1,700 million and $462 million at September 30, 2016 and December 31, 2015, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
The carrying values of these guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign currency exchange rates. Carrying values are also impacted by our assumptions around mortality, separate account returns and policyholder behavior, including lapse rates.
As discussed below, we use a combination of product design, hedging strategies, reinsurance, and other risk management actions to mitigate the risks related to these benefits. Within each type of guarantee, there is a range of product offerings reflecting the changing nature of these products over time. Changes in product features and terms are in part driven by customer demand but, more importantly, reflect our risk management practices of continuously evaluating the guaranteed benefits and their associated asset-liability matching. Recently, we have been diversifying the concentration of income benefits in the portfolio of the Company’s annuities business by focusing on withdrawal benefits, variable annuities without living benefits and index-linked annuities. To this end, the GMIBs were no longer available for new purchases after February 19, 2016.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at September 30, 2016:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings	Brighthouse Financial
	(In millions)
Return of premium or five to seven year step-up	$9,072	$56,043	$56,844
Annual step-up	—	3,741	23,675
Roll-up and step-up combination	—	6,617	30,400
Total	$9,072	$66,401	$110,919
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
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at September 30, 2016:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings	Brighthouse Financial
	(In millions)
GMIB	$—	$24,914	$66,148
GMWB - non-life contingent (2)	2,610	3,934	3,466
GMWB - life-contingent	4,065	12,005	19,409
GMAB	1,347	947	716
	$8,022	$41,800	$89,739
__________________

(1)
Total account value excludes $48.0 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $1,125 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at September 30, 2016:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$32,459
7-year setback, 1.5% interest rate	5,374
10-year setback, 1.5% interest rate	18,176
10-year mortality projection, 10-year setback, 1.0% interest rate	30,737
10-year mortality projection, 10-year setback, 0.5% interest rate	4,316
$91,062
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 33% of the $91.1 billion of GMIB total account value has been invested in managed volatility funds as of September 30, 2016. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of September 30, 2016, only 17% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of six years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $4,663 million at September 30, 2016, of which $4,423 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at September 30, 2016:

	In-the- Moneyness	Total Account Value	% of Total
	(Dollars in millions)
In-the-money	30% +	$4,532	5%
	20% to 30%	3,263	4%
	10% to 20%	5,383	6%
	0% to 10%	10,099	11%
		23,277
Out-of-the-money	-10% to 0%	12,125	13%
	-20% to -10%	7,586	8%
	-20% +	48,074	53%
		67,785
Total GMIBs		$91,062
Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	September 30, 2016			December 31, 2015
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$35,137	$4,513	$1,593	$23,430	$2,056	$966
	Interest rate futures	6,851	3	39	3,915	4	5
	Interest rate options	18,943	1,473	—	24,923	994	7
Foreign currency exchange rate	Foreign currency forwards	2,995	101	20	2,305	29	7
	Foreign currency futures	127	—	1	135	—	—
Equity market	Equity futures	12,710	12	68	7,104	61	18
	Equity options	51,209	1,504	1,361	54,113	1,541	1,041
	Variance swaps	23,658	228	745	23,437	195	636
	Total rate of return swaps	5,070	5	102	3,803	47	58
	Total	$156,700	$7,839	$3,929	$143,165	$4,927	$2,738
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $12.0 billion and $11.1 billion at September 30, 2016 and December 31, 2015, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including those in connection with securities lending, repurchase agreements, derivatives, the closed block and secured borrowings.

Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $248.7 billion and $229.4 billion at September 30, 2016 and December 31, 2015, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include those in connection with securities lending, repurchase agreements, derivatives, the closed block, regulatory deposits and custodial accounts, collateral financing agreements, funding agreements and secured borrowings.
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
See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q in similarly named sections under the caption “Risk Factors” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
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

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Sources:
Operating activities, net	$9,183	$9,527
Changes in policyholder account balances, net	4,080	—
Changes in payables for collateral under securities loaned and other transactions, net	7,227	2,664
Long-term debt issued	—	1,578
Preferred stock issued, net of issuance costs	—	1,483
Other, net	—	12
Effect of change in foreign currency exchange rates on cash and cash equivalents	306	—
Total sources	20,796	15,264
Uses:
Investing activities, net	14,586	6,907
Changes in policyholder account balances, net	—	3,557
Short-term debt repayments, net	3	—
Long-term debt repaid	1,273	1,078
Collateral financing arrangements repaid	55	44
Treasury stock acquired in connection with share repurchases	70	1,107
Repurchase of preferred stock	—	1,460
Preferred stock repurchase premium	—	42
Dividends on preferred stock	58	67
Dividends on common stock	1,295	1,234
Other, net	325	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	360
Total uses	17,665	15,856
Net increase (decrease) in cash and cash equivalents	$3,131	$(592)
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
Common Stock
During the nine months ended September 30, 2016 and 2015, MetLife, Inc. issued 2,403,270 and 5,312,287 new shares of its common stock for $94 million and $208 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the nine months ended September 30, 2016 and 2015, we issued $14.2 billion and $16.5 billion, respectively, and repaid $12.6 billion and $16.0 billion, respectively, under funding agreements with certain regional FHLBs. At September 30, 2016 and December 31, 2015, total obligations outstanding under these funding agreements were $17.1 billion and $15.5 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the nine months ended September 30, 2016 and 2015, we issued $30.8 billion and $35.5 billion, respectively, and repaid $33.5 billion and $38.2 billion, respectively, under such funding agreements. At September 30, 2016 and December 31, 2015, total obligations outstanding under these funding agreements were $29.5 billion and $31.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the nine months ended September 30, 2016 and 2015, we issued $1.2 billion and $50 million, respectively, and repaid $1.0 billion and $250 million, respectively, under such funding agreements. At September 30, 2016 and December 31, 2015, total obligations outstanding under these funding agreements were $2.7 billion and $2.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Credit and Committed Facilities
 At September 30, 2016, we maintained a $4.0 billion unsecured credit facility and certain committed facilities aggregating $11.6 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2016, we had outstanding $711 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.3 billion at September 30, 2016.
The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At September 30, 2016, $6.2 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding. Remaining availability was $2.6 billion at September 30, 2016.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	September 30, 2016	December 31, 2015 (1)
	(In millions)
Short-term debt	$201	$100
Long-term debt (2), (3)	$16,515	$17,889
Collateral financing arrangements	$4,084	$4,139
Junior subordinated debt securities	$3,168	$3,168
__________________

(1)	Net of $100 million of debt issuance costs, which were reported in other assets at December 31, 2015.

(2)
Excludes $38 million and $60 million at September 30, 2016 and December 31, 2015, respectively, of long-term debt relating to CSEs — FVO (see Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements). For more information regarding long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.

(3)
Includes $403 million of non-recourse debt at both September 30, 2016 and December 31, 2015, for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment subsidiaries.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable covenants at September 30, 2016.

Dispositions
Cash proceeds from dispositions during the nine months ended September 30, 2016 and 2015 were $291 million and $0, respectively. See “— Executive Summary — Consolidated Company Outlook,” “— Executive Summary — Other Key Information — Significant Events” and Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
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
During the nine months ended September 30, 2016 and 2015, MetLife, Inc. repurchased 1,445,864 shares and 22,475,816 shares of common stock in the open market purchases for $70 million and $1.1 billion, respectively.
At September 30, 2016, MetLife, Inc. had no remaining common stock repurchase authorizations. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors” and “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” See also “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q in similarly named sections under the caption “Risk Factors” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock was as follows for the nine months ended September 30, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series B Per Share	Series B Aggregate	Series C Per Share	Series C Aggregate
			(In millions, except per share data)
August 15, 2016	August 31, 2016	September 15, 2016	$0.256	$6	$—	$—	$—	$—
May 16, 2016	May 31, 2016	June 15, 2016	$0.256	7	$—	—	$26.250	39
March 7, 2016	February 29, 2016	March 15, 2016	$0.253	6	$—	—	$—	—
				$19		$—		$39

August 17, 2015	August 31, 2015	September 15, 2015	$0.256	$6	$—	$—	$—	$—
May 15, 2015	May 31, 2015	June 15, 2015	$0.256	7	$0.406	24	$—	—
March 5, 2015	February 28, 2015	March 16, 2015	$0.250	6	$0.406	24	$—	—
				$19		$48		$—

Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends for the Series B preferred stock, which was redeemed in 2015, ended with the June 15, 2015 payment date. Dividends are paid semi-annually in accordance with the terms of MetLife, Inc.’s Series C preferred stock, commencing December 15, 2015 and ending on June 15, 2020 and, thereafter, will be paid quarterly.
Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the nine months ended September 30, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
July 7, 2016	August 8, 2016	September 13, 2016	$0.400	$441
April 26, 2016	May 9, 2016	June 13, 2016	$0.400	441
January 6, 2016	February 5, 2016	March 14, 2016	$0.375	413
				$1,295

July 7, 2015	August 7, 2015	September 11, 2015	$0.375	$420
April 28, 2015	May 11, 2015	June 12, 2015	$0.375	420
January 6, 2015	February 6, 2015	March 13, 2015	$0.350	394
				$1,234
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to September 30, 2016.
Dividend Restrictions
If MetLife, Inc. were re-designated as a non-bank SIFI, the payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve. See “Business — Regulation —U.S. Regulation — Regulation as a Non-Bank SIFI.” in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.” In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q in similarly named sections under the caption “Risk Factors” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Debt Repayments
In June 2016, MetLife, Inc. repaid at maturity its $1.3 billion 6.750% senior notes.
In 2016, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $55 million in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangements on the consolidated balance sheet.

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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings and Brighthouse Financial segments, which include individual annuities, lapses and surrenders tend to occur in the normal course of business. During the nine months ended September 30, 2016 and 2015, general account surrenders and withdrawals from annuity products were $2.4 billion and $2.6 billion, respectively. In the Retirement & Income Solutions business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Retirement & Income Solutions business liabilities that provide customers with limited rights to accelerate payments, at September 30, 2016 there were no funding agreements or other capital market products that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2016 and December 31, 2015, we had received cash collateral of $12.3 billion and $6.6 billion, respectively. At September 30, 2016 and December 31, 2015, we had pledged cash collateral of $441 million and $241 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit or financial strength rating, as applicable, would have required $2 million of additional collateral be provided to our counterparties as of September 30, 2016. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block and universal life secondary guarantee liabilities.
We pledge collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $32.1 billion and $30.2 billion at September 30, 2016 and December 31, 2015, respectively. Of these amounts, $8.4 billion and $10.1 billion at September 30, 2016 and December 31, 2015, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2016 was $8.1 billion, over 99% of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Acquisitions
There were no acquisitions during either of the nine months ended September 30, 2016 or 2015.
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
See “— Executive Summary — Consolidated Company Outlook” for a discussion of expected impacts to liquidity and capital resources in connection with the Separation including incremental sources of liquidity and capital from subsidiary dividends that we expect to receive from Brighthouse Financial (expected to be partially funded from the issuance of debt by Brighthouse Financial) and a MetLife-affiliated reinsurance subsidiary, and proceeds over time from the disposition of our retained shares of Brighthouse common stock, as well as incremental uses of liquidity and capital from foregone subsidiary dividends and foregone incremental debt issuances and ongoing uses of liquidity and capital from the repayment of debt maturities.
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”

Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a non-bank SIFI and G-SII, see “Business — Regulation — U.S. Regulation — Regulation as a Non-Bank SIFI” and “Business — Regulation — International Regulation — Global Systemically Important Insurers” included in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At September 30, 2016 and December 31, 2015, MetLife, Inc. and other MetLife holding companies had $5.6 billion and $6.4 billion, respectively, in liquid assets. Of these amounts, $4.1 billion and $5.3 billion were held by MetLife, Inc. and $1.5 billion and $1.1 billion were held by other MetLife holding companies, at September 30, 2016 and December 31, 2015, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include those in connection with derivatives and collateral financing arrangements.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2015 Annual Report for additional information on the sources and uses of liquid assets for MetLife, Inc. and other MetLife holding companies. See also “— Executive Summary — Consolidated Company Outlook” for the targeted level of liquid assets at the holding companies following the Separation.
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

The table below sets forth the dividends permitted to be paid in 2016 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the nine months ended September 30, 2016:

Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$3,600	$3,753
American Life Insurance Company	$—	$—
MetLife Insurance Company USA	$—	$586
Metropolitan Property and Casualty Insurance Company	$—	$233	(2)
Metropolitan Tower Life Insurance Company	$—	$70
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
In addition to the amounts presented in the table above, for the nine months ended September 30, 2016, MetLife, Inc. received cash of $100 million from certain of its other subsidiaries, of which $20 million represented a dividend and $80 million represented a return of capital.
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
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either September 30, 2016 or December 31, 2015.
Maturity and Issuance of Affiliated Long-term Debt
In September 2016, a $250 million senior note issued to MLIC matured and, subsequently, in September 2016 MetLife, Inc. issued a new $250 million senior note to MLIC. The $250 million senior note matures in September 2020 and bears interest at a rate per annum of 3.03%, payable semi-annually.
Credit and Committed Facilities
In June 2016, MetLife, Inc. entered into a five-year agreement with an indirect wholly-owned subsidiary, MetLife Ireland Treasury Limited (“MITL”), to borrow up to $1.25 billion on a revolving basis, at interest rates based on the Internal Revenue Service safe harbor interest rate in effect at the time of the borrowing. MetLife, Inc. may borrow funds under the agreement at MITL’s discretion and subject to the availability of funds. There were no outstanding borrowings at September 30, 2016.

See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for information about MetLife, Inc.’s unsecured credit facility.
MetLife, Inc. maintains a committed facility with a capacity of $425 million. At September 30, 2016, MetLife, Inc. had outstanding $425 million in letters of credit, no drawdowns outstanding and no remaining availability with this facility. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $11.2 billion, for which there was $5.8 billion in letters of credit outstanding and $2.8 billion in aggregate drawdowns at September 30, 2016. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding these facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2016	December 31, 2015 (1)
	(In millions)
Long-term debt — unaffiliated	$15,551	$16,927
Long-term debt — affiliated	$3,100	$3,314
Collateral financing arrangements	$2,797	$2,797
Junior subordinated debt securities	$1,734	$1,733
__________________

(1)	Net of $82 million of debt issuance costs, which were reported in other assets at December 31, 2015.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable covenants at September 30, 2016.
Dispositions
Cash proceeds from dispositions during the nine months ended September 30, 2016 and 2015 were $291 million and $0, respectively.
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
Affiliated Capital and Debt Transactions
During the nine months ended September 30, 2016 and 2015, MetLife, Inc. invested a net amount of $1.3 billion and $230 million, respectively, in various subsidiaries. The investment in the first quarter of 2016 included a cash capital contribution of $1.5 billion to MetLife USA.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $1.2 billion at both September 30, 2016 and December 31, 2015.
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
Acquisitions
There were no acquisitions by MetLife, Inc. during either of the nine months ended September 30, 2016 or 2015.
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
See “— Results of Operations” for reconciliations of these measures to the most directly comparable historical GAAP measures. A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies:
Operating earnings and related measures:

•	operating earnings; and

•	operating earnings available to common shareholders.
These measures are used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings and other financial measures based on operating earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Operating earnings and other financial measures based on operating earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax. Operating earnings available to common shareholders is defined as operating earnings less preferred stock dividends.

Operating revenues and operating expenses
These financial measures focus on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and divested businesses and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. In addition, for the three months ended March 31, 2016 and the nine months ended September 30, 2016, operating revenues and operating expenses exclude the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior periods and is referred to as lag elimination. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

•
Net investment income: (i) includes investment hedge adjustments, (ii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

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

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Amortization of negative VOBA excludes amounts related to Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other operating expenses excludes costs related to: (i) noncontrolling interests, (ii) implementation of new insurance regulatory requirements, and (iii) acquisition, integration and other costs.
Operating earnings also excludes the recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance.
The tax impact of the adjustments mentioned are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.
Return on equity, allocated equity and related measures:

•	Operating ROE is defined as operating earnings available to common shareholders, divided by average GAAP common stockholders’ equity.

•	Operating ROE, excluding AOCI other than FCTA, is defined as operating earnings available to common shareholders divided by average GAAP common stockholders’ equity, excluding AOCI other than FCTA.
The above measures represent a level of equity consistent with the view that, in the ordinary course of business, we do not plan to sell most investments for the sole purpose of realizing gains or losses.

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

•
Allocated equity is the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.” Allocated equity excludes the impact of AOCI other than FCTA.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2015 Annual Report; (ii) Part II, Item 1, of MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “First Quarter 2016 Report”) and MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Second Quarter 2016 Report”); and (iii) Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2015 Annual Report, MLIC received approximately 3,856 asbestos-related claims in 2015. During the nine months ended September 30, 2016 and 2015, MLIC received approximately 3,267 and 2,971 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2016.
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against MLIC in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that MLIC violated the West Virginia Uniform Unclaimed Property Act (the “Act”), seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, November 21, 2012, December 28, 2012, and January 9, 2013, the Treasurer filed substantially identical suits against MetLife Investors USA, NELICO, MetLife Insurance Company of Connecticut and General American Life Insurance Company, respectively. On August 17, 2016, these companies and the West Virginia Treasurer reached an agreement in principle to resolve these actions.
City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (Circuit Court of Jefferson County, Alabama, filed July 5, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. On October 14, 2015, the court denied the defendants’ motion to dismiss the complaint. On October 28, 2016, the parties signed a stipulation of settlement agreeing to resolve this action. Plaintiff is seeking court approval of this settlement.

Total Control Accounts Litigation
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this putative class action lawsuit on behalf of all persons for whom MLIC established a retained asset account, known as a total control account (“TCA”), to pay death benefits under an ERISA plan. The action alleges that MLIC’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates MLIC’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that MLIC realized on accounts owned by members of the putative class. On September 27, 2016 the court denied MLIC’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. The Company intends to defend this action vigorously.
Diversified Lending Group Litigations
Hartshorne v. MetLife Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs have named MetLife, Inc., MSI and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group (“DLG”). In August 2016, a trial of claims by one of the plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MSI, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. The Company intends to appeal this verdict.
Other Litigation
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including MLIC and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which MLIC has agreed to pay up to $23 million to resolve claims as to fax advertisements sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order. On September 28, 2016, the Illinois Supreme Court denied an objector’s petition for leave to appeal.
Thrivent Financial for Lutherans v. MetLife Insurance Company USA, (E.D. Wis., filed September 12, 2016)
Plaintiff filed a complaint against MetLife USA contending that MetLife’s use of the Brighthouse Financial trademark and logo will infringe on its trademarks. Alleging violations of federal and state law, plaintiff seeks preliminary and permanent injunctions, compensatory damages, and other relief. MetLife USA intends to defend this action vigorously.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2015 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of each of the First Quarter 2016 Report and the Second Quarter 2016 Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report and the Second Quarter 2016 Report.
Regulatory and Legal Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report and the Second Quarter 2016 Report. There have been no material changes to other sections of such risk factor, which include: “U.S. Regulation — Insurance Regulation,” “U.S. Regulation — U.S. Federal Regulation Affecting Insurance,” “U.S. Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI,” “International Regulation” and “General.”
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
U.S. Regulation
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Code. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These regulations substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, will be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRAs holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final regulations also provide that, to a limited extent, contracts sold and advice provided prior to April 10, 2017 do not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of these provisions, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to April 10, 2017. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs.

While we continue to analyze the impact of the final regulations on our business, we believe they could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. The new regulations deem advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibit them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemption will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — ERISA Considerations,” as well as “Business — Regulation — U.S. Regulation — ERISA Considerations” included in the 2015 Annual Report.
We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
Risks Related to Acquisitions, Dispositions or Other Structural Changes
We May Not Complete the Separation of Brighthouse Financial on the Terms or Timeline Currently Contemplated, if at All
On October 5, 2016, our wholly-owned subsidiary, Brighthouse, filed a registration statement on Form 10 with the SEC in connection with the previously announced Separation of a substantial portion of our former Retail segment, as well as certain portions of our former Corporate Benefit Funding segment. The Form 10 reflects our current plan to initiate the Separation in the form of an initial spin-off of 80.1% of the outstanding common stock of Brighthouse. While we and Brighthouse are currently preparing for a spin-off transaction, the ultimate form and timing of a separation will be influenced by a number of factors, including regulatory considerations and economic conditions. We continue to evaluate and pursue structural alternatives for the proposed Separation. While we expect to complete the first part of the Separation in the first half of 2017, unanticipated developments could delay, prevent or otherwise adversely affect the currently proposed spin-off of Brighthouse Financial, including possible problems or delays in obtaining various insurance and other regulatory approvals, tax approvals and disruptions in the capital and financial markets. In addition, consummation of the currently proposed spin-off will require final approval from our Board of Directors. Therefore, we cannot assure that we will complete the Separation in the form, on the terms or on the timeline that we announced, if at all.
In order to position ourselves for the proposed Separation, we are actively pursuing strategic, structural and process realignment and restructuring actions within our former Retail segment (now, the Brighthouse Financial and MetLife Holdings segments). These actions could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses and complete the proposed Separation, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and counterparties. We have and will continue to incur significant expenses in connection with the proposed Separation. We also may not achieve certain of the benefits that we expect to achieve in connection with the Separation, including dividends from Brighthouse to MetLife, Inc., due to, among other things, the inability of Brighthouse to raise sufficient funds by the incurrence of debt or otherwise, or lower than expected dividends received by Brighthouse from its subsidiaries. In addition, completion of the proposed Separation will require significant amounts of our management’s time and effort which may divert management’s attention from operating and growing our remaining businesses and could adversely affect our business, results of operations and financial condition.
Risks Related to Our Business
The following updates and replaces the similar paragraphs in the risk factor entitled “Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report and the Second Quarter 2016 Report.

Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability
Our international operations face political, legal, financial, operational and other risks. These operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets; the imposition of limits on foreign ownership of local companies which may increase our dependence on joint venture counterparties and/or impact how we account for our joint venture ownership interests; changes in laws (including tax laws and regulations), their application or interpretation; political instability (including any resulting economic or trade sanctions); dividend limitations; price controls; changes in applicable currency; currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations and the imposition of regulations limiting our ability to distribute our products. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. For example, proposed reform of the Chilean pension system, if enacted, may have a significant adverse effect on our business in Chile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — International Regulation.”
On June 23, 2016, the U.K. held a referendum regarding its membership in the EU, resulting in a narrow vote in favor of leaving the EU. The U.K. subsequently indicated that it will initiate the withdrawal process by the end of March 2017. The member withdrawal provisions in the applicable EU treaty have not been used before so it is unclear how the provisions will work in practice. Assuming the U.K. initiates the withdrawal process by giving notice that it is withdrawing from the EU, the relevant treaty provides that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period (unless such period is extended by unanimous vote of the other EU member states). It is currently anticipated that the withdrawal agreement would deal with the details of the immediate exit but would not set out final trade arrangements or deal comprehensively with other potentially significant matters. Upon effectiveness of the withdrawal agreement, or, if no agreement is concluded in the two-year period, at the end of the period, the U.K. will no longer be a member of the EU. In the meantime, however, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations which may be modified or eliminated as a result of the U.K. exiting the EU. Operating expenses within our businesses could increase as a result of uncertainties during the negotiation period and in the event of an eventual U.K. withdrawal.
Operational Risks
Any Failure To Protect The Confidentiality Of Client Information Could Adversely Affect Our Reputation And Have A Material Adverse Effect On Our Business, Financial Condition And Results Of Operations
Pursuant to U.S. federal and state laws, and laws of other jurisdictions in which we operate, various government agencies have established rules protecting the privacy and security of personal information. In addition, most U.S. states and a number of jurisdictions outside the United States, have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of our employees have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and our employees. It is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if our employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from U.S. state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2016 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2016	—	$—	—	$—
August 1 — August 31, 2016	—	$—	—	$—
September 1 — September 30, 2016	781	$43.87	—	$—
__________________

(1)
During the periods July 1 through July 31, 2016, August 1 through August 31, 2016 and September 1 through September 30, 2016, separate account index funds purchased 0 shares, 0 shares and 781 shares, respectively, of common stock on the open market in nondiscretionary transactions. Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc.

(2)
At September 30, 2016, MetLife, Inc. had no remaining authorizations approved by its Board of Directors to purchase shares of common stock. Common stock repurchases, if and when authorized by the Board of Directors, are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “Risk Factors — Capital-Related Risks — Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q in similarly named sections under the caption “Risk Factors,” as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.

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

Exhibit No.	Description
3.1	Amended and Restated By-Laws of MetLife, Inc., effective September 27, 2016. (Incorporated by reference to Exhibit 3.2 to MetLife, Inc.'s Current Report on Form 8-K dated September 29, 2016).
10.1
Form of Agreement to Protect Corporate Property executed by Martin J. Lippert on July 6, 2016. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

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
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 3, 2016

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

Exhibit No.	Description
3.1	Amended and Restated By-Laws of MetLife, Inc., effective September 27, 2016. (Incorporated by reference to Exhibit 3.2 to MetLife, Inc.'s Current Report on Form 8-K dated September 29, 2016).
10.1
Form of Agreement to Protect Corporate Property executed by Martin J. Lippert on July 6, 2016. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

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