Form 10-Q
period 2017-03-31
METLIFE INC
filed 2017-05-05
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)			☐
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
At April 28, 2017, 1,075,933,159 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife, Inc., its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through our credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain of our captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the United Kingdom’s notice of withdrawal from the European Union, other disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) unanticipated developments that could delay, prevent or otherwise adversely affect the separation of Brighthouse Financial; (9) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, including failure to achieve projected operational benefit from such transactions and any restrictions, liabilities, losses or indemnification obligations arising from any transitional services or tax arrangements related to the separation of any business, or from the failure of such a separation to qualify for any intended tax-free treatment; (c) entry into joint ventures, or (d) legal entity reorganizations; (10) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; including any separated business’ incurrence of debt in connection with such a separation; (11) investment losses and defaults, and changes to investment valuations; (12) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (13) impairments of goodwill and realized losses or market value impairments to illiquid assets; (14) defaults on our mortgage loans; (15) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (16) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (17) downgrades in our claims paying ability, financial strength or credit ratings; (18) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (19) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (20) differences between actual claims experience and underwriting and reserving assumptions; (21) ineffectiveness of risk management policies and procedures; (22) catastrophe losses; (23) increasing cost and limited market capacity for statutory life insurance reserve financings; (24) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (25) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (26) legal, regulatory and other restrictions affecting MetLife, Inc.’s ability to pay dividends and repurchase common stock; (27) MetLife, Inc.’s and its subsidiary holding companies’ primary reliance, as holding companies, on dividends from its subsidiaries to meet its free cash flow targets and debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (28) the possibility that MetLife, Inc.’s Board of Directors may influence the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; (29) changes in accounting standards, practices and/or policies; (30) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (31) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (32) difficulties in marketing and distributing products through our distribution channels; (33) provisions of laws and our incorporation documents may delay, deter or prevent takeovers and corporate combinations involving MetLife; (34) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (35) any failure to protect the confidentiality of client information; (36) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (37) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $333,985 and $330,354, respectively; includes $0 and $3,422, respectively, relating to variable interest entities)	$355,528	$350,889
Equity securities available-for-sale, at estimated fair value (cost: $2,919 and $2,744, respectively)	3,377	3,194
Fair value option securities, at estimated fair value (includes $7 and $8, respectively, relating to variable interest entities)	14,399	13,923
Mortgage loans (net of valuation allowances of $353 and $344, respectively; includes $129 and $136, respectively, at estimated fair value, relating to variable interest entities; includes $639 and $566, respectively, under the fair value option)	76,541	74,545
Policy loans	11,115	11,028
Real estate and real estate joint ventures (includes $8 and $59, respectively, of real estate held-for-sale)	9,464	9,041
Other limited partnership interests (includes $14 and $14, respectively, relating to variable interest entities)	6,762	6,778
Short-term investments, principally at estimated fair value (includes $50 and $0, respectively, relating to variable interest entities)	9,968	7,810
Other invested assets, principally at estimated fair value (includes $31 and $31, respectively, relating to variable interest entities)	19,724	23,185
Total investments	506,878	500,393
Cash and cash equivalents, principally at estimated fair value (includes $3,374 and $1, respectively, relating to variable interest entities)	17,411	17,877
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	3,984	3,988
Premiums, reinsurance and other receivables (includes $6 and $2, respectively, relating to variable interest entities)	25,916	26,081
Deferred policy acquisition costs and value of business acquired	25,547	24,798
Current income tax recoverable	25	20
Goodwill	9,350	9,220
Other assets (includes $3 and $3, respectively, relating to variable interest entities)	8,055	7,767
Separate account assets	317,521	308,620
Total assets	$914,687	$898,764
Liabilities and Equity
Liabilities
Future policy benefits	$203,226	$199,971
Policyholder account balances	214,757	210,235
Other policy-related balances	14,713	14,386
Policyholder dividends payable	699	708
Policyholder dividend obligation	1,983	1,931
Payables for collateral under securities loaned and other transactions	32,899	33,264
Short-term debt	260	242
Long-term debt (includes $32 and $35, respectively, at estimated fair value, relating to variable interest entities)	16,511	16,502
Collateral financing arrangements	4,059	4,071
Junior subordinated debt securities	3,169	3,169
Deferred income tax liability	9,550	9,367
Other liabilities	27,232	28,818
Separate account liabilities	317,521	308,620
Total liabilities	846,579	831,284
Contingencies, Commitments and Guarantees (Note 13)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,100 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,165,870,885 and 1,164,029,985 shares issued, respectively; 1,081,321,114 and 1,095,519,005 shares outstanding, respectively	12	12
Additional paid-in capital	30,990	30,944
Retained earnings	34,863	34,480
Treasury stock, at cost; 84,549,771 and 68,510,980 shares, respectively	(4,332)	(3,474)
Accumulated other comprehensive income (loss)	6,396	5,347
Total MetLife, Inc.’s stockholders’ equity	67,929	67,309
Noncontrolling interests	179	171
Total equity	68,108	67,480
Total liabilities and equity	$914,687	$898,764
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues
Premiums	$9,315	$9,693
Universal life and investment-type product policy fees	2,302	2,344
Net investment income	5,196	4,559
Other revenues	374	487
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(78)
Other net investment gains (losses)	8	93
Total net investment gains (losses)	8	15
Net derivative gains (losses)	(926)	1,335
Total revenues	16,269	18,433
Expenses
Policyholder benefits and claims	9,859	9,678
Interest credited to policyholder account balances	1,712	1,326
Policyholder dividends	317	315
Other expenses	3,564	4,192
Total expenses	15,452	15,511
Income (loss) before provision for income tax	817	2,922
Provision for income tax expense (benefit)	(12)	719
Net income (loss)	829	2,203
Less: Net income (loss) attributable to noncontrolling interests	3	2
Net income (loss) attributable to MetLife, Inc.	826	2,201
Less: Preferred stock dividends	6	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$820	$2,195
Comprehensive income (loss)	$1,879	$8,388
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	4	93
Comprehensive income (loss) attributable to MetLife, Inc.	$1,875	$8,295

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.75	$1.99
Diluted	$0.75	$1.98
Cash dividends declared per common share	$0.400	$0.375
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$—	$12	$30,944	$34,480	$(3,474)	$5,347	$67,309	$171	$67,480
Treasury stock acquired in connection with share repurchases					(858)		(858)		(858)
Stock-based compensation			46				46		46
Dividends on preferred stock				(6)			(6)		(6)
Dividends on common stock				(437)			(437)		(437)
Change in equity of noncontrolling interests							—	4	4
Net income (loss)				826			826	3	829
Other comprehensive income (loss), net of income tax						1,049	1,049	1	1,050
Balance at March 31, 2017	$—	$12	$30,990	$34,863	$(4,332)	$6,396	$67,929	$179	$68,108

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$—	$12	$30,749	$35,519	$(3,102)	$4,771	$67,949	$470	$68,419
Treasury stock acquired in connection with share repurchases					(70)		(70)		(70)
Stock-based compensation			20				20		20
Dividends on preferred stock				(6)			(6)		(6)
Dividends on common stock				(413)			(413)		(413)
Change in equity of noncontrolling interests							—	(373)	(373)
Net income (loss)				2,201			2,201	2	2,203
Other comprehensive income (loss), net of income tax						6,094	6,094	91	6,185
Balance at March 31, 2016	$—	$12	$30,769	$37,301	$(3,172)	$10,865	$75,775	$190	$75,965
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$2,098	$1,913
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	23,086	35,095
Equity securities	188	631
Mortgage loans	1,776	2,857
Real estate and real estate joint ventures	39	56
Other limited partnership interests	461	295
Purchases of:
Fixed maturity securities	(22,484)	(37,247)
Equity securities	(299)	(675)
Mortgage loans	(3,430)	(4,413)
Real estate and real estate joint ventures	(341)	(233)
Other limited partnership interests	(362)	(281)
Cash received in connection with freestanding derivatives	2,515	1,337
Cash paid in connection with freestanding derivatives	(3,372)	(1,173)
Net change in policy loans	(20)	85
Net change in short-term investments	(1,892)	(2,302)
Net change in other invested assets	(43)	252
Other, net	(98)	(23)
Net cash provided by (used in) investing activities	(4,276)	(5,739)
Cash flows from financing activities
Policyholder account balances:
Deposits	21,271	19,925
Withdrawals	(19,100)	(19,310)
Net change in payables for collateral under securities loaned and other transactions	391	4,161
Net change in short-term debt	18	—
Long-term debt repaid	(4)	(5)
Collateral financing arrangements repaid	(12)	(12)
Financing element on certain derivative instruments and other derivative related transactions, net	188	(13)
Treasury stock acquired in connection with share repurchases	(858)	(70)
Dividends on preferred stock	(6)	(6)
Dividends on common stock	(437)	(413)
Other, net	48	34
Net cash provided by (used in) financing activities	1,499	4,291
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	213	73
Change in cash and cash equivalents	(466)	538
Cash and cash equivalents, beginning of period	17,877	12,752
Cash and cash equivalents, end of period	$17,411	$13,290
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$255	$249
Income tax	$109	$125
Non-cash transactions:
Reduction of fixed maturity securities in connection with a reinsurance transaction	$—	$224
Deconsolidation of operating joint venture:
Reduction of fixed maturity securities	$—	$917
Reduction of noncontrolling interests	$—	$373
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” and the “Company” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is a global provider of life insurance, annuities, employee benefits and asset management. As previously announced, in the third quarter of 2016, MetLife reorganized its businesses into six segments: U.S.; Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); MetLife Holdings; and Brighthouse Financial, as a result of the Company’s plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”). See Note 2 for further information on the reorganization, which was applied retrospectively.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2017 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2016 (the “2016 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2016 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2017, the Company early adopted guidance relating to business combinations. The new guidance clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard will result in fewer acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. The adoption did not have an impact on the Company’s consolidated financial statements.
Effective January 1, 2017, the Company retrospectively adopted guidance relating to consolidation. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decisionmaker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2017, the Company adopted new guidance related to stock-based compensation. The new guidance changes several aspects of the accounting for share-based payment and award transactions, including (i) income tax consequences when awards vest or are settled; (ii) classification as either equity or liability due to statutory tax withholding requirements; and (iii) classification on the statement of cash flows. In addition, the new guidance provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. The Company has elected to continue to account for forfeitures based on an estimate of expected forfeitures. In addition, the Company elected to apply the change in presentation in the statement of cash flows related to excess tax benefits prospectively and prior periods have not been adjusted. The change in presentation for cash paid to a taxing authority when directly withholding equivalent shares has been classified as a financing activity in the statement of cash flows. The change was applied retrospectively and thus the directly withheld share equivalent amount was reclassified from an operating activity to a financing activity in the consolidated statements of cash flows for the three months ended March 31, 2016. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
Other
Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives for which the CME serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $1.8 billion, gross derivative liabilities by $2.0 billion, accrued investment income by $101 million, accrued investment expense recorded within other liabilities by $14 million, collateral receivables recorded within premiums, reinsurance and other receivables of $991 million, and collateral payables recorded within payables for collateral under securities loaned and other transactions of $816 million.
Future Adoption of New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on purchased callable debt securities (Accounting Standards Update (“ASU”) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.) The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In March 2017, the FASB issued new guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost). The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is continuing to evaluate the overall impact of the new guidance on its consolidated financial statements.

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
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale (“AFS”) and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The population of these investments accounted for under the cost method is not material. The Company is continuing to evaluate the overall impact of this guidance on its consolidated financial statements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

2. Segment Information
As previously announced, in the third quarter of 2016, MetLife reorganized its businesses into six segments: U.S.; Asia; Latin America; EMEA; MetLife Holdings; and Brighthouse Financial, in anticipation of the proposed Separation. In addition, the Company reports certain of its results of operations in Corporate & Other. Prior period results have been revised in connection with the reorganization and did not have an impact on total consolidated net income (loss) or operating earnings.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it as “Brighthouse Financial.”
On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). On December 6, 2016 and on April 18, 2017, Brighthouse filed amendments to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that the Company intends to include Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA (“MetLife USA”)) (“Brighthouse Insurance”), New England Life Insurance Company (“NELICO”), Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company (“FMLI”)), Brighthouse Investment Advisers, LLC (formerly, MetLife Advisers, LLC) and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock.
Effective April 28, 2017, following receipt of applicable regulatory approvals, MetLife contributed certain captive reinsurance companies to Brighthouse Insurance, which were then merged into a newly-formed captive reinsurance company that is wholly-owned by Brighthouse Insurance. See Note 14 for information on related financing arrangements.
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
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions, enterprise-wide strategic initiative restructuring charges and various start-up businesses (including expatriate benefits insurance and the investment management business through which the Company offers fee-based investment management services to institutional clients, as well as the direct to consumer portion of the U.S. Direct business). Corporate & Other also includes interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to affiliated reinsurance and intersegment loans, which bear interest rates commensurate with related borrowings.
Financial Measures and Segment Accounting Policies
Operating earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss).The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of the Company’s performance relative to the Company’s business plan and facilitates comparisons to industry results.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment,(ii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to contractholder-directed unit-linked investments and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below, with the exception of the Brighthouse Financial segment, for which equity is reflective of the historical equity of the legal entities which comprise Brighthouse and related companies, which will be eliminated upon Separation. The Brighthouse Financial segment equity is not indicative of Brighthouse and related companies’ equity on a combined standalone basis.
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
Segment net investment income, with the exception of the Brighthouse Financial segment, is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, net income (loss) or operating earnings. As noted above, the Brighthouse Financial segment’s net investment income represents that of the legal entities which comprise Brighthouse and related companies on a historical basis, however, Brighthouse Financial segment’s net investment income may not be indicative of that on a combined standalone basis.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2017	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,185	$1,708	$647	$502	$1,059	$177	$37	$9,315	$—	$9,315
Universal life and investment-type product policy fees	265	366	260	95	362	884	(31)	2,201	101	2,302
Net investment income	1,612	702	303	74	1,441	858	5	4,995	201	5,196
Other revenues	204	10	9	17	96	74	(42)	368	6	374
Net investment gains (losses)	—	—	—	—	—	—	—	—	8	8
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(926)	(926)
Total revenues	7,266	2,786	1,219	688	2,958	1,993	(31)	16,879	(610)	16,269
Expenses
Policyholder benefits and claims and policyholder dividends	5,235	1,315	633	269	1,736	631	9	9,828	348	10,176
Interest credited to policyholder account balances	351	321	82	24	257	275	—	1,310	402	1,712
Capitalization of DAC	(100)	(420)	(82)	(92)	(34)	(67)	(1)	(796)	—	(796)
Amortization of DAC and VOBA	114	291	78	87	74	200	1	845	(312)	533
Amortization of negative VOBA	—	(37)	—	(3)	—	—	—	(40)	(3)	(43)
Interest expense on debt	2	—	1	—	15	32	246	296	—	296
Other expenses	909	875	326	316	340	612	90	3,468	106	3,574
Total expenses	6,511	2,345	1,038	601	2,388	1,683	345	14,911	541	15,452
Provision for income tax expense (benefit)	252	146	38	12	185	66	(283)	416	(428)	(12)
Operating earnings	$503	$295	$143	$75	$385	$244	$(93)	1,552
Adjustments to:
Total revenues								(610)
Total expenses								(541)
Provision for income tax (expense) benefit								428
Net income (loss)								$829		$829

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2016	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,020	$1,658	$601	$500	$1,097	$393	$(2)	$9,267	$426	$9,693
Universal life and investment-type product policy fees	250	350	268	95	355	858	(25)	2,151	193	2,344
Net investment income	1,460	618	255	80	1,475	813	5	4,706	(147)	4,559
Other revenues	204	17	7	20	204	86	(51)	487	—	487
Net investment gains (losses)	—	—	—	—	—	—	—	—	15	15
Net derivative gains (losses)	—	—	—	—	—	—	—	—	1,335	1,335
Total revenues	6,934	2,643	1,131	695	3,131	2,150	(73)	16,611	1,822	18,433
Expenses
Policyholder benefits and claims and policyholder dividends	5,046	1,236	550	261	1,823	703	(26)	9,593	400	9,993
Interest credited to policyholder account balances	322	319	80	29	258	289	4	1,301	25	1,326
Capitalization of DAC	(111)	(385)	(73)	(101)	(100)	(102)	(4)	(876)	(105)	(981)
Amortization of DAC and VOBA	118	286	63	102	148	162	2	881	114	995
Amortization of negative VOBA	—	(64)	—	(3)	—	—	—	(67)	(32)	(99)
Interest expense on debt	2	—	—	—	14	32	264	312	—	312
Other expenses	942	851	310	333	596	624	54	3,710	255	3,965
Total expenses	6,319	2,243	930	621	2,739	1,708	294	14,854	657	15,511
Provision for income tax expense (benefit)	209	95	50	11	125	115	(183)	422	297	719
Operating earnings	$406	$305	$151	$63	$267	$327	$(184)	1,335
Adjustments to:
Total revenues								1,822
Total expenses								(657)
Provision for income tax (expense) benefit								(297)
Net income (loss)								$2,203		$2,203

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2017	December 31, 2016
	(In millions)
U.S.	$254,041	$253,683
Asia	128,932	120,656
Latin America	71,697	67,233
EMEA	26,786	25,596
MetLife Holdings	184,187	184,276
Brighthouse Financial	223,746	222,681
Corporate & Other	25,298	24,639
Total	$914,687	$898,764
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”) and the portions of both non-life-contingent guaranteed minimum withdrawal benefits (“GMWBs”) and the GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
Information regarding the Company’s guarantee exposure, which includes direct and assumed business, but excludes offsets from hedging or ceded reinsurance, if any, was as follows at:

	March 31, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2), (3)	$181,504		$91,461		$177,895		$89,839
Separate account value	$153,699		$88,067		$150,118		$86,355
Net amount at risk (2)	$7,740	(4)	$3,647	(5)	$8,679	(4)	$3,834	(5)
Average attained age of contractholders	67 years		66 years		66 years		66 years
Other Annuity Guarantees:
Total account value (3)	N/A		$1,382		N/A		$1,393
Net amount at risk	N/A		$486	(6)	N/A		$490	(6)
Average attained age of contractholders	N/A		51 years		N/A		50 years

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

	March 31, 2017		December 31, 2016
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (3)	$17,923	$3,302	$17,689	$3,337
Net amount at risk (7)	$171,785	$17,476	$172,860	$17,785
Average attained age of policyholders	58 years	63 years	58 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes amounts, which are not reported on the consolidated balance sheets, from assumed reinsurance of certain variable annuity products from the Company’s former operating joint venture in Japan.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$18,159	$11,388
Less: Reinsurance recoverables	3,058	2,042
Net Balance at December 31 of prior period	15,101	9,346
Cumulative adjustment (1)	—	4,988
Net balance, beginning of period	15,101	14,334
Incurred related to:
Current period	6,874	6,977
Prior periods (2)	(42)	(139)
Total incurred	6,832	6,838
Paid related to:
Current period	(3,777)	(3,710)
Prior periods	(2,698)	(2,473)
Total paid	(6,475)	(6,183)
Net balance, end of period	15,458	14,989
Add: Reinsurance recoverables	3,058	2,843
Balance, end of period (included in future policy benefits and other policy-related balances)	$18,516	$17,832
__________________

(1)
Reflects the accumulated adjustment, net of reinsurance, upon implementation of the new short-duration contracts guidance which clarified the requirement to include claim information for long-duration contracts. The accumulated adjustment primarily reflects unpaid claim liabilities, net of reinsurance, for long-duration contracts as of the beginning of the period presented.

(2)
During the three months ended March 31, 2017 and 2016, as a result of changes in estimates of insured events in the respective prior periods, the claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2017	December 31, 2016
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,654	$40,834
Other policy-related balances	223	257
Policyholder dividends payable	470	443
Policyholder dividend obligation	1,983	1,931
Current income tax payable	11	4
Other liabilities	245	196
Total closed block liabilities	43,586	43,665
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,554	27,220
Equity securities available-for-sale, at estimated fair value	102	100
Mortgage loans	5,857	5,935
Policy loans	4,550	4,553
Real estate and real estate joint ventures	654	655
Other invested assets	904	1,246
Total investments	39,621	39,709
Cash and cash equivalents	46	18
Accrued investment income	483	467
Premiums, reinsurance and other receivables	62	68
Deferred income tax assets	171	177
Total assets designated to the closed block	40,383	40,439
Excess of closed block liabilities over assets designated to the closed block	3,203	3,226
Amounts included in accumulated other comprehensive income (loss) (“AOCI”):
Unrealized investment gains (losses), net of income tax	1,582	1,517
Unrealized gains (losses) on derivatives, net of income tax	85	95
Allocated to policyholder dividend obligation, net of income tax	(1,289)	(1,255)
Total amounts included in AOCI	378	357
Maximum future earnings to be recognized from closed block assets and liabilities	$3,581	$3,583
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	(In millions)
Balance, beginning of period	$1,931	$1,783
Change in unrealized investment and derivative gains (losses)	52	148
Balance, end of period	$1,983	$1,931

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Revenues
Premiums	$402	$417
Net investment income	466	480
Net investment gains (losses)	(8)	(28)
Net derivative gains (losses)	(8)	(11)
Total revenues	852	858
Expenses
Policyholder benefits and claims	568	610
Policyholder dividends	250	245
Other expenses	32	32
Total expenses	850	887
Revenues, net of expenses before provision for income tax expense (benefit)	2	(29)
Provision for income tax expense (benefit)	—	(11)
Revenues, net of expenses and provision for income tax expense (benefit)	$2	$(18)
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

	March 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$94,491	$7,337	$915	$—	$100,913	$94,558	$7,351	$1,056	$—	$100,853
U.S. government and agency	52,486	5,058	664	—	56,880	53,326	4,977	780	—	57,523
Foreign government	54,169	6,649	380	—	60,438	50,923	6,600	385	—	57,138
Foreign corporate	56,664	3,304	1,503	—	58,465	55,676	3,132	1,752	(1)	57,057
RMBS	36,785	1,280	484	(23)	37,604	36,293	1,244	554	(10)	36,993
State and political subdivision	14,555	1,768	96	2	16,225	14,566	1,733	122	1	16,176
ABS	13,819	105	112	3	13,809	13,920	101	141	3	13,877
CMBS	11,016	276	99	(1)	11,194	11,092	282	103	(1)	11,272
Total fixed maturity securities	$333,985	$25,777	$4,253	$(19)	$355,528	$330,354	$25,420	$4,893	$(8)	$350,889
Equity securities:
Common stock	$2,174	$449	$11	$—	$2,612	$1,927	$488	$14	$—	$2,401
Non-redeemable preferred stock	745	43	23	—	765	817	25	49	—	793
Total equity securities	$2,919	$492	$34	$—	$3,377	$2,744	$513	$63	$—	$3,194
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $1 million and $6 million, and unrealized gains (losses) of ($3) million and ($2) million, at March 31, 2017 and December 31, 2016, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$15,792	$69,241	$67,938	$119,394	$61,620	$333,985
Estimated fair value	$15,902	$72,487	$70,860	$133,672	$62,607	$355,528

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

	March 31, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$15,249	$570	$3,480	$345	$16,147	$656	$3,684	$400
U.S. government and agency	15,624	637	152	27	13,500	760	141	20
Foreign government	6,449	275	965	105	6,228	271	924	114
Foreign corporate	10,099	480	6,272	1,023	11,613	639	6,127	1,112
RMBS	12,886	356	2,154	105	12,943	403	2,618	141
State and political subdivision	2,215	87	93	11	2,636	114	85	9
ABS	2,054	19	2,184	96	2,702	33	2,789	111
CMBS	2,515	37	753	61	2,570	48	735	54
Total fixed maturity securities	$67,091	$2,461	$16,053	$1,773	$68,339	$2,924	$17,103	$1,961
Equity securities:
Common stock	256	10	$9	$1	$105	$14	$11	$—
Non-redeemable preferred stock	97	1	159	22	196	9	165	40
Total equity securities	$353	$11	$168	$23	$301	$23	$176	$40
Total number of securities in an unrealized loss position	4,811		1,737		5,321		1,790
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $651 million during the three months ended March 31, 2017 to $4.2 billion. The decrease in gross unrealized losses for the three months ended March 31, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates, and to a lesser extent, the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

At March 31, 2017, $182 million of the total $4.2 billion of gross unrealized losses were from 56 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
The change in gross unrealized losses on equity securities was not significant during the three months ended March 31, 2017.
Investment Grade Fixed Maturity Securities
Of the $182 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $138 million, or 76%, were related to gross unrealized losses on 28 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $182 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $44 million, or 24%, were related to gross unrealized losses on 28 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to foreign and U.S. corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$49,101	64.1%	$48,035	64.4%
Agricultural	14,754	19.3	14,456	19.4
Residential	12,271	16.1	11,696	15.7
Subtotal (1)	76,126	99.5	74,187	99.5
Valuation allowances	(353)	(0.5)	(344)	(0.5)
Subtotal mortgage loans, net	75,773	99.0	73,843	99.0
Residential — FVO	639	0.8	566	0.8
Commercial mortgage loans held by CSEs — FVO	129	0.2	136	0.2
Total mortgage loans, net	$76,541	100.0%	$74,545	100.0%
__________________

(1)	Purchases of mortgage loans were $923 million and $292 million for the three months ended March 31, 2017 and 2016, respectively.
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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2017
Commercial	$—	$—	$—	$12	$12	$49,089	$240	$12
Agricultural	15	13	1	4	4	14,737	44	16
Residential	—	—	—	293	266	12,005	68	266
Total	$15	$13	$1	$309	$282	$75,831	$352	$294
December 31, 2016
Commercial	$—	$—	$—	$12	$12	$48,023	$234	$12
Agricultural	15	13	1	27	27	14,416	43	39
Residential	—	—	—	266	242	11,454	66	242
Total	$15	$13	$1	$305	$281	$73,893	$343	$293
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $12 million, $28 million and $254 million, respectively, for the three months ended March 31, 2017, and $128 million, $60 million and $147 million, respectively, for the three months ended March 31, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$234	$44	$66	$344	$217	$42	$59	$318
Provision (release)	6	1	6	13	64	—	4	68
Charge-offs, net of recoveries	—	—	(4)	(4)	—	(2)	(3)	(5)
Balance, end of period	$240	$45	$68	$353	$281	$40	$60	$381

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2017
Loan-to-value ratios:
Less than 65%	$42,831	$1,802	$526	$45,159	92.0%	$45,892	92.2%
65% to 75%	3,319	8	211	3,538	7.2	3,508	7.0
76% to 80%	146	—	—	146	0.3	130	0.3
Greater than 80%	141	41	76	258	0.5	250	0.5
Total	$46,437	$1,851	$813	$49,101	100%	$49,780	100%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$41,811	$1,307	$874	$43,992	91.6%	$44,459	91.8%
65% to 75%	3,335	—	221	3,556	7.4	3,488	7.2
76% to 80%	229	—	—	229	0.5	215	0.5
Greater than 80%	142	41	75	258	0.5	250	0.5
Total	$45,517	$1,348	$1,170	$48,035	100.0%	$48,412	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$14,069	95.3%	$13,872	96.0%
65% to 75%	621	4.2	479	3.3
76% to 80%	9	0.1	17	0.1
Greater than 80%	55	0.4	88	0.6
Total	$14,754	100.0%	$14,456	100.0%
The estimated fair value of agricultural mortgage loans was $14.9 billion and $14.7 billion at March 31, 2017 and December 31, 2016, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$11,926	97.2%	$11,304	96.6%
Nonperforming	345	2.8	392	3.4
Total	$12,271	100.0%	$11,696	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The estimated fair value of residential mortgage loans was $12.6 billion and $12.1 billion at March 31, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Commercial	$5	$3	$—	$3	$—	$—
Agricultural	116	127	108	104	10	23
Residential	345	392	—	37	319	355
Total	$466	$522	$108	$144	$329	$378
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months ended March 31, 2017 and 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.1 billion and $12.2 billion at March 31, 2017 and December 31, 2016, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$21,334	$20,300
Fixed maturity securities with noncredit OTTI losses included in AOCI	19	8
Total fixed maturity securities	21,353	20,308
Equity securities	521	485
Derivatives	2,904	2,923
Other	196	23
Subtotal	24,974	23,739
Amounts allocated from:
Future policy benefits	(1,336)	(1,114)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)	(3)
DAC, VOBA and DSI	(1,481)	(1,430)
Policyholder dividend obligation	(1,983)	(1,931)
Subtotal	(4,803)	(4,478)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)	(1)
Deferred income tax benefit (expense)	(6,971)	(6,623)
Net unrealized investment gains (losses)	13,195	12,637
Net unrealized investment gains (losses) attributable to noncontrolling interests	(6)	(6)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$13,189	$12,631
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2017
(In millions)
Balance, beginning of period	$12,631
Fixed maturity securities on which noncredit OTTI losses have been recognized	11
Unrealized investment gains (losses) during the period	1,224
Unrealized investment gains (losses) relating to:
Future policy benefits	(222)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—
DAC, VOBA and DSI	(51)
Policyholder dividend obligation	(52)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(4)
Deferred income tax benefit (expense)	(348)
Net unrealized investment gains (losses)	13,189
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$13,189
Change in net unrealized investment gains (losses)	$558
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to MetLife, Inc.	$558

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, were in fixed income securities of the Japanese government and its agencies with an estimated fair value of $26.2 billion and $24.9 billion at March 31, 2017 and December 31, 2016, respectively.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$24,235	$24,692
Estimated fair value	$25,951	$26,308
Cash collateral received from counterparties (2)	$26,527	$26,755
Security collateral received from counterparties (3)	$15	$46
Reinvestment portfolio — estimated fair value	$26,726	$26,704
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	March 31, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$6,248	$7,153	$11,623	$25,024	$6,608	$8,403	$10,125	$25,136
Foreign government	—	676	—	676	—	620	144	764
U.S. corporate	—	512	—	512	—	523	—	523
Agency RMBS	—	257	—	257	—	—	274	274
Foreign corporate	—	58	—	58	—	58	—	58
Total	$6,248	$8,656	$11,623	$26,527	$6,608	$9,604	$10,543	$26,755
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2017 was $6.1 billion, over 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, cash equivalents and U.S. corporate securities) and short-term investments, with 62% invested in short-term investments, agency RMBS, cash equivalents and U.S. government and agency securities, or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreements
Elements of the short-term repurchase agreements are presented below at:

	March 31, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$1,367	$98
Estimated fair value	$1,432	$113
Cash collateral received from counterparties (2)	$1,400	$102
Reinvestment portfolio — estimated fair value	$1,409	$100
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions and other liabilities.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	March 31, 2017			December 31, 2016
	Remaining Tenor of Repurchase Agreements			Remaining Tenor of Repurchase Agreements
	1 Month or Less	1 to 6 Months	Total	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,305	$—	$1,305	$5	$—	$5
Foreign government and corporate	43	52	95	46	51	97
Total	$1,348	$52	$1,400	$51	$51	$102
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities and U.S. corporate securities) and short-term investments, with 65% invested in short-term investments, agency RMBS, U.S. government and agency securities and cash equivalents, or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	March 31, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$9,710	$9,573
Invested assets held in trust (collateral financing arrangements and reinsurance agreements)	10,882	11,111
Invested assets pledged as collateral (1)	28,100	27,431
Total invested assets on deposit, held in trust and pledged as collateral	$48,692	$48,115
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Notes 4 and 12 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report), collateral financing arrangements (see Note 13 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report) and derivative transactions (see Note 6). See Note 14 for subsequent information on the collateral financing arrangement termination.

See “— Securities Lending” and “— Repurchase Agreements” for information regarding securities on loan and Note 4 for information regarding investments designated to the closed block.
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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement) (1)	$3,423	$—	$3,422	$—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	142	32	146	35
Other investments (3)	50	—	50	—
Total	$3,615	$32	$3,618	$35
__________________

(1)
See Note 13 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. See Note 14. The assets consist of fixed maturity securities, short-term investments and cash equivalents.

(2)
The Company consolidates entities that are structured as CMBS and as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise.

(3)	Other investments is comprised of other invested assets and other limited partnership interests.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$60,301	$60,301	$59,773	$59,773
U.S. and foreign corporate	2,926	2,926	2,845	2,845
Other limited partnership interests	5,938	11,408	6,208	11,282
Other invested assets	2,262	2,783	2,261	2,837
Other (3)	375	394	252	271
Total	$71,802	$77,812	$71,339	$77,008
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, mortgage loans and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $139 million and $150 million at March 31, 2017 and December 31, 2016, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other is comprised of mortgage loans, common stock, non-redeemable preferred stock and real estate joint ventures.
As described in Note 13, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months ended March 31, 2017 and 2016.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$3,420	$3,654
Equity securities	34	37
FVO securities — FVO general account securities (1)	29	6
Mortgage loans	845	807
Policy loans	145	149
Real estate and real estate joint ventures	165	157
Other limited partnership interests	297	46
Cash, cash equivalents and short-term investments	59	40
Operating joint ventures	2	12
Other	79	41
Subtotal	5,075	4,949
Less: Investment expenses	297	296
Subtotal, net	4,778	4,653
FVO securities — FVO contractholder-directed unit-linked investments (1)	416	(97)
FVO CSEs — interest income — commercial mortgage loans	2	3
Subtotal	418	(94)
Net investment income	$5,196	$4,559
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were $340 million and ($186) million for the three months ended March 31, 2017 and 2016, respectively. The amount for the three months ended March 31, 2016 included ($4) million related to actively traded securities.

FVO securities are primarily comprised of securities for which the FVO has been elected. FVO securities are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify as separate accounts. The remainder is comprised of FVO general account securities and FVO securities held by CSEs. The Company previously maintained a trading securities portfolio, principally invested in fixed maturity securities. In June 2016, the Company commenced a reinvestment of this portfolio into other asset classes and, at March 31, 2017, the Company no longer held any actively traded securities.
See “— Variable Interest Entities” for discussion of CSEs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$(71)
Communications	—	(3)
Total U.S. and foreign corporate securities	—	(74)
RMBS	—	(4)
OTTI losses on fixed maturity securities recognized in earnings	—	(78)
Fixed maturity securities — net gains (losses) on sales and disposals	(40)	98
Total gains (losses) on fixed maturity securities	(40)	20
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(7)	(51)
Non-redeemable preferred stock	(1)	—
OTTI losses on equity securities recognized in earnings	(8)	(51)
Equity securities — net gains (losses) on sales and disposals	43	6
Total gains (losses) on equity securities	35	(45)
Mortgage loans	(15)	(64)
Real estate and real estate joint ventures	(1)	2
Other limited partnership interests	(17)	(27)
Other	(58)	(18)
Subtotal	(96)	(132)
FVO CSEs:
Commercial mortgage loans	(1)	1
Securities	—	1
Long-term debt — related to commercial mortgage loans	1	—
Non-investment portfolio gains (losses)	104	145
Subtotal	104	147
Total net investment gains (losses)	$8	$15
See “— Variable Interest Entities” for discussion of CSEs.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $49 million and $79 million for the three months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended March 31,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$16,437	$31,994	$120	$59
Gross investment gains	$150	$433	$47	$11
Gross investment losses	(190)	(335)	(4)	(5)
OTTI losses	—	(78)	(8)	(51)
Net investment gains (losses)	$(40)	$20	$35	$(45)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2017	2016
	(In millions)
Balance, beginning of period	$215	$277
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	—	2
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(36)	(9)
Balance, end of period	$179	$270
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$5,176	$2,237	$6	$5,331	$2,262	$6
Foreign currency swaps	Foreign currency exchange rate	1,221	31	223	1,221	34	224
Foreign currency forwards	Foreign currency exchange rate	1,805	11	26	1,085	—	54
Subtotal		8,202	2,279	255	7,637	2,296	284
Cash flow hedges:
Interest rate swaps	Interest rate	3,961	319	8	2,085	332	34
Interest rate forwards	Interest rate	3,692	—	310	4,032	—	370
Foreign currency swaps	Foreign currency exchange rate	28,791	1,986	1,872	28,173	2,079	2,065
Subtotal		36,444	2,305	2,190	34,290	2,411	2,469
Foreign operations hedges:
Foreign currency forwards	Foreign currency exchange rate	1,583	7	40	1,394	47	5
Currency options	Foreign currency exchange rate	8,279	25	141	8,878	148	45
Subtotal		9,862	32	181	10,272	195	50
Total qualifying hedges		54,508	4,616	2,626	52,199	4,902	2,803
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	81,178	3,284	1,378	81,524	6,017	3,328
Interest rate floors	Interest rate	14,201	147	2	14,201	187	9
Interest rate caps	Interest rate	80,060	121	3	90,400	137	2
Interest rate futures	Interest rate	5,134	6	6	6,081	12	12
Interest rate options	Interest rate	69,059	736	70	20,854	764	1
Interest rate forwards	Interest rate	405	—	39	613	—	25
Interest rate total return swaps	Interest rate	4,198	6	542	5,425	2	738
Synthetic GICs	Interest rate	6,428	—	—	5,566	—	—
Foreign currency swaps	Foreign currency exchange rate	12,938	1,314	411	12,912	1,600	466
Foreign currency forwards	Foreign currency exchange rate	15,688	138	519	15,580	126	977
Currency futures	Foreign currency exchange rate	837	—	2	915	—	—
Currency options	Foreign currency exchange rate	3,650	107	28	3,615	195	17
Credit default swaps — purchased	Credit	2,142	5	45	2,038	14	40
Credit default swaps — written	Credit	12,369	204	5	12,645	189	9
Equity futures	Equity market	9,195	19	8	12,494	68	3
Equity index options	Equity market	54,224	1,321	1,740	54,028	1,323	1,458
Equity variance swaps	Equity market	23,231	253	835	23,157	223	756
Equity total return swaps	Equity market	3,265	1	140	3,901	2	160
Total non-designated or nonqualifying derivatives		398,202	7,662	5,773	365,949	10,859	8,001
Total		$452,710	$12,278	$8,399	$418,148	$15,761	$10,804

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(1,504)	$2,504
Embedded derivatives gains (losses)	578	(1,169)
Total net derivative gains (losses)	$(926)	$1,335
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$81	$57
Interest credited to policyholder account balances	(6)	6
Other expenses	(3)	(2)
Nonqualifying hedges:
Net derivative gains (losses)	288	283
Policyholder benefits and claims	6	5
Total	$366	$349

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2017
Interest rate derivatives	$(659)	$2	$1
Foreign currency exchange rate derivatives	343	—	—
Credit derivatives — purchased	(8)	—	—
Credit derivatives — written	38	—	—
Equity derivatives	(1,293)	(3)	(256)
Total	$(1,579)	$(1)	$(255)
Three Months Ended March 31, 2016
Interest rate derivatives	$1,972	$—	$42
Foreign currency exchange rate derivatives	523	—	(1)
Credit derivatives — purchased	(5)	10	—
Credit derivatives — written	(6)	(9)	—
Equity derivatives	(47)	(11)	32
Total	$2,437	$(10)	$73
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2017
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	(53)	52	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	3	—
	Foreign-denominated policyholder account balances (2)	1	2	3
Foreign currency forwards:	Foreign-denominated fixed maturity securities	45	(41)	4
Total		$(9)	$15	$6
Three Months Ended March 31, 2016
Interest rate swaps:	Fixed maturity securities	$(8)	$7	$(1)
	Policyholder liabilities (1)	346	(348)	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	2	1
	Foreign-denominated policyholder account balances (2)	25	(25)	—
Foreign currency forwards:	Foreign-denominated fixed maturity securities	139	(128)	11
Total		$501	$(492)	$9
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
For the Company’s foreign currency forwards, the change in the estimated fair value of the derivative related to the changes in the difference between the spot price and the forward price is excluded from the assessment of hedge effectiveness. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2017 and 2016, the component of the change in estimated fair value of derivatives that was excluded from the assessment of hedge effectiveness was ($7) million and ($6) million, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $32 million and ($4) million for the three months ended March 31, 2017 and 2016, respectively.
At both March 31, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At both March 31, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $2.9 billion.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)			Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)			(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Other Expenses	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended March 31, 2017
Interest rate swaps	$5	$8	$5	$—	$1
Interest rate forwards	44	(4)	1	—	—
Foreign currency swaps	161	218	—	1	2
Total	$210	$222	$6	$1	$3
Three Months Ended March 31, 2016
Interest rate swaps	$213	$10	$3	$—	$(1)
Interest rate forwards	9	2	1	—	—
Foreign currency swaps	474	306	—	1	(2)
Total	$696	$318	$4	$1	$(3)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2017, the Company expected to reclassify $6 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
The following table presents the effects of derivatives in net investment hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Net Investment Hedging Relationships (1), (2)	Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
(In millions)
Three Months Ended March 31, 2017
Foreign currency forwards	$(95)
Currency options	(231)
Total	$(326)
Three Months Ended March 31, 2016
Foreign currency forwards	$(231)
Currency options	(168)
Total	$(399)
__________________

(1)
During both the three months ended March 31, 2017 and 2016, there were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into earnings.

(2)
There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

At March 31, 2017 and December 31, 2016, the cumulative foreign currency translation gain (loss) recorded in AOCI related to hedges of net investments in foreign operations was $428 million and $754 million, respectively.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $12.4 billion and $12.6 billion at March 31, 2017 and December 31, 2016, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2017 and December 31, 2016, the Company would have received $199 million and $180 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$8	$484	2.8	$6	$494	3.0
Credit default swaps referencing indices	43	2,500	3.4	42	2,768	3.6
Subtotal	51	2,984	3.3	48	3,262	3.6
Baa
Single name credit default swaps (3)	9	881	2.2	7	931	2.3
Credit default swaps referencing indices	119	7,984	5.3	106	7,946	5.0
Subtotal	128	8,865	5.0	113	8,877	4.7
Ba
Single name credit default swaps (3)	(2)	180	3.9	(2)	155	4.0
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(2)	180	3.9	(2)	155	4.0
B
Single name credit default swaps (3)	1	70	1.5	1	70	1.8
Credit default swaps referencing indices	21	270	5.2	20	281	5.0
Subtotal	22	340	4.5	21	351	4.3
Total	$199	$12,369	4.6	$180	$12,645	4.4
__________________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.

(3)	Single name credit default swaps may be referenced to the credit of corporations, foreign governments, or state and political subdivisions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $12.4 billion and $12.6 billion from the table above were $217 million and $30 million at March 31, 2017 and December 31, 2016, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$11,843	$8,074	$13,387	$8,650
OTC-cleared (1), (6)	603	245	2,543	2,047
Exchange-traded	25	16	80	15
Total gross estimated fair value of derivatives (1)	12,471	8,335	16,010	10,712
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	12,471	8,335	16,010	10,712
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(5,449)	(5,449)	(6,018)	(6,018)
OTC-cleared	(48)	(48)	(1,068)	(1,068)
Exchange-traded	(1)	(1)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(4,302)	(21)	(4,897)	(84)
OTC-cleared	(522)	(187)	(1,427)	(974)
Exchange-traded	—	(10)	—	(9)
Securities collateral: (5)
OTC-bilateral	(1,929)	(2,493)	(2,069)	(2,516)
OTC-cleared	—	(9)	—	—
Exchange-traded	—	(5)	—	—
Net amount after application of master netting agreements and collateral	$220	$112	$526	$38
__________________

(1)
At March 31, 2017 and December 31, 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $193 million and $249 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($64) million and ($92) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2017 and December 31, 2016, the Company received excess cash collateral of $232 million and $168 million, respectively, and provided excess cash collateral of $366 million and $486 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $221 million and $217 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $158 million and $297 million, respectively, for its OTC-bilateral derivatives, and $732 million and $1.2 billion, respectively, for its OTC-cleared derivatives, and $325 million and $569 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 3, 2017, the CME amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. See Note 1 for further information on the CME amendments.

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

	March 31, 2017			December 31, 2016
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$2,603	$22	$2,625	$2,607	$25	$2,632
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$2,609	$22	$2,631	$2,742	$31	$2,773
Cash	$22	$—	$22	$91	$—	$91
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in the Company’s credit or financial strength rating, as applicable	$10	$—	$10	$6	$—	$6
Downgrade in the Company’s credit or financial strength rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$10	$—	$10	$9	$—	$9
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$372	$380
Options embedded in debt or equity securities	Investments	(206)	(137)
Embedded derivatives within asset host contracts		$166	$243
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$2,165	$2,720
Assumed guaranteed minimum benefits	Policyholder account balances	1,303	1,205
Funds withheld on ceded reinsurance	Other liabilities	(21)	(30)
Fixed annuities with equity indexed returns	Policyholder account balances	336	210
Embedded derivatives within liability host contracts		$3,783	$4,105
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net derivative gains (losses) (1)	$578	$(1,169)
Policyholder benefits and claims	$(15)	$45
__________________

(1)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($43) million and $359 million for the three months ended March 31, 2017 and 2016, respectively.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	March 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$94,278	$6,635	$100,913
U.S. government and agency	30,158	26,722	—	56,880
Foreign government	—	60,149	289	60,438
Foreign corporate	—	51,729	6,736	58,465
RMBS	5	32,379	5,220	37,604
State and political subdivision	—	16,218	7	16,225
ABS	—	12,257	1,552	13,809
CMBS	—	10,673	521	11,194
Total fixed maturity securities	30,163	304,405	20,960	355,528
Equity securities	1,587	1,168	622	3,377
FVO securities (1)	11,618	2,446	335	14,399
Short-term investments (2)	5,905	2,732	780	9,417
Mortgage loans:
Residential mortgage loans — FVO	—	—	639	639
Commercial mortgage loans held by CSEs — FVO	—	129	—	129
Total mortgage loans	—	129	639	768
Other investments	87	90	—	177
Derivative assets: (3)
Interest rate	6	6,845	5	6,856
Foreign currency exchange rate	—	3,516	103	3,619
Credit	—	169	40	209
Equity market	19	1,267	308	1,594
Total derivative assets	25	11,797	456	12,278
Embedded derivatives within asset host contracts (4)	—	—	372	372
Separate account assets (5)	87,442	228,872	1,207	317,521
Total assets	$136,827	$551,639	$25,371	$713,837
Liabilities
Derivative liabilities: (3)
Interest rate	$6	$1,504	$854	$2,364
Foreign currency exchange rate	2	3,217	43	3,262
Credit	—	50	—	50
Equity market	8	1,869	846	2,723
Total derivative liabilities	16	6,640	1,743	8,399
Embedded derivatives within liability host contracts (4)	—	—	3,783	3,783
Separate account liabilities (5)	1	11	8	20
Total liabilities	$17	$6,651	$5,534	$12,202

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$93,639	$7,214	$100,853
U.S. government and agency	31,153	26,370	—	57,523
Foreign government	—	56,848	290	57,138
Foreign corporate	—	50,344	6,713	57,057
RMBS	—	31,896	5,097	36,993
State and political subdivision	—	16,149	27	16,176
ABS	—	12,624	1,253	13,877
CMBS	—	10,757	515	11,272
Total fixed maturity securities	31,153	298,627	21,109	350,889
Equity securities	1,373	1,217	604	3,194
FVO securities (1)	11,123	2,513	287	13,923
Short-term investments (2)	4,808	2,436	47	7,291
Mortgage loans:
Residential mortgage loans — FVO	—	—	566	566
Commercial mortgage loans held by CSEs — FVO	—	136	—	136
Total mortgage loans	—	136	566	702
Other investments	86	71	—	157
Derivative assets: (3)
Interest rate	12	9,699	2	9,713
Foreign currency exchange rate	—	4,149	80	4,229
Credit	—	165	38	203
Equity market	68	1,249	299	1,616
Total derivative assets	80	15,262	419	15,761
Embedded derivatives within asset host contracts (4)	—	—	380	380
Separate account assets (5)	83,538	223,923	1,159	308,620
Total assets	$132,161	$544,185	$24,571	$700,917
Liabilities
Derivative liabilities: (3)
Interest rate	$12	$3,402	$1,111	$4,525
Foreign currency exchange rate	—	3,799	54	3,853
Credit	—	49	—	49
Equity market	3	1,604	770	2,377
Total derivative liabilities	15	8,854	1,935	10,804
Embedded derivatives within liability host contracts (4)	—	—	4,105	4,105
Separate account liabilities (5)	—	16	7	23
Total liabilities	$15	$8,870	$6,047	$14,932
__________________

(1)
FVO securities at both March 31, 2017 and December 31, 2016 were comprised of over 90% FVO contractholder-directed unit-linked investments, with the remainder comprised of FVO general account securities and FVO securities held by CSEs.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

(4)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At March 31, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($206) million and ($137) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 7% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2017.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Securities, Short-term Investments and Other Investments
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
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
The estimated fair value of investments in certain separate accounts included in FVO contractholder-directed unit-linked investments, FVO securities held by CSEs and other investments is determined on a basis consistent with the methodologies described herein for securities.
The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Instrument	Level 2 Observable Inputs		Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer rating	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	Privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. government and agency, Foreign government and State and political subdivision securities
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes	•	credit spreads
	•	comparable securities that are actively traded
Structured Securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates; debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type; structure of the security; vintage of the loans
• payment terms of the underlying assets
• payment priority within the tranche; deal performance

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Instrument	Level 2 Observable Inputs	Level 3 Unobservable Inputs
Equity Securities
	Valuation Approaches: Principally the market approach.	Valuation Approaches: Principally the market and income approaches.
	Key Input:	Key Inputs:
	• quoted prices in markets that are not considered active	•	credit ratings; issuance structures
		•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
		•	independent non-binding broker quotations
FVO securities, Short-term investments, and Other investments
•
Contractholder-directed unit-linked investments include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported net asset value (“NAV”) provided by the fund managers, which were based on observable inputs.
•
FVO securities and short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above.

•
All other investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.

Mortgage Loans — FVO
Residential mortgage loans — FVO
	• N/A	Valuation Approaches: Principally the market approach.
Valuation Techniques: Matrix pricing or other similar techniques.
Key Inputs: Inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data
Commercial mortgage loans held by CSEs — FVO
	Valuation Approaches: Principally the market approach.	•	N/A
Key Input:
• quoted securitization market price determined principally by independent pricing services using observable inputs
Separate Account Assets and Separate Account Liabilities (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:	•	N/A
• quoted prices or reported NAV provided by the fund managers
Other limited partnership interests
	• N/A	•	Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
		•	liquidity; bid/ask spreads; performance record of the fund manager
		•	other relevant variables that may impact the exit value of the particular partnership interest
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments and Other Investments” and “— Derivatives — Freestanding Derivatives.”

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
Freestanding Derivatives
Level 2 Valuation Approaches and Key Inputs:
This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3.
Level 3 Valuation Approaches and Key Inputs:
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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
Level 3 Valuation Approaches and Key Inputs:
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
Transfers between Levels 1 and 2:
Transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at March 31, 2017 and December 31, 2016 were not significant.
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

					March 31, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	18	-	144	107	18	-	138	105	Increase
	•	Market pricing	•	Quoted prices (4)	13	-	627	120	6	-	700	114	Increase
	•	Consensus pricing	•	Offered quotes (4)	86	-	119	101	37	-	120	99	Increase
Foreign government	•	Market pricing	•	Quoted prices (4)	41	-	132	110	98	-	124	104	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	19	-	163	92	19	-	137	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	5	-	106	100	5	-	106	99	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	96	-	102	100	96	-	102	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	200	-	300		200	-	300		Increase (7)
			•	Repurchase rates (8)	(14)	-	15		(44)		18		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(21)	-	309		50	-	328		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	98		97	-	98		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	9%	-	33%		12%	-	32%		Increase (7)
			•	Correlation (12)	70%	-	70%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.21%		0%	-	0.21%		Decrease (13)
				Ages 41 - 60	0.01%	-	0.78%		0.01%	-	0.78%		Decrease (13)
				Ages 61 - 115	0.04%	-	100%		0.04%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (14)
				Durations 21 - 116	1.25%	-	100%		1.25%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0%	-	20%		0%	-	20%		(16)
			•	Long-term equity volatilities	9.10%	-	33%		9.95%	-	33%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	1.64%		0.04%	-	1.70%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(5)
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

(7)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(8)	Ranges represent different repurchase rates utilized as components within the valuation methodology and are presented in basis points.

(9)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(10)	At both March 31, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

(15)
The utilization rate assumption estimates the percentage of contractholders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Foreign Government	Structured Securities	State and Political Subdivision	Equity Securities	FVO Securities (2)
	(In millions)
Three Months Ended March 31, 2017
Balance, beginning of period	$13,927	$—	$290	$6,865	$27	$604	$287
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	—	—	3	35	—	(11)	7
Total realized/unrealized gains (losses) included in AOCI	345	—	6	63	—	24	—
Purchases (5)	1,063	—	12	1,071	—	5	69
Sales (5)	(476)	—	(18)	(499)	—	—	(17)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	80	—	4	34	—	—	2
Transfers out of Level 3 (6)	(1,568)	—	(8)	(276)	(20)	—	(13)
Balance, end of period	$13,371	$—	$289	$7,293	$7	$622	$335
Three Months Ended March 31, 2016
Balance, beginning of period	$12,796	$—	$856	$7,116	$46	$432	$270
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	(33)	—	8	31	—	(26)	8
Total realized/unrealized gains (losses) included in AOCI	510	11	(22)	(46)	—	43	—
Purchases (5)	668	—	19	937	—	5	19
Sales (5)	(272)	—	(17)	(373)	—	(1)	(11)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	461	200	47	11	—	464	25
Transfers out of Level 3 (6)	(1,338)	—	(179)	(1,024)	(10)	(248)	(62)
Balance, end of period	$12,792	$211	$712	$6,652	$36	$669	$249
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (7)	$6	$—	$2	$28	$—	$(11)	$7
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (7)	$(31)	$—	$8	$30	$—	$(26)	$8

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)
	(In millions)
Three Months Ended March 31, 2017
Balance, beginning of period	$47	$566	$(1,516)	$(3,725)	$1,152
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	—	(3)	23	588	(24)
Total realized/unrealized gains (losses) included in AOCI	—	—	44	(60)	—
Purchases (5)	777	135	—	—	136
Sales (5)	(3)	(33)	—	—	(43)
Issuances (5)	—	—	(7)	—	39
Settlements (5)	—	(26)	169	(214)	(33)
Transfers into Level 3 (6)	—	—	—	—	74
Transfers out of Level 3 (6)	(41)	—	—	—	(102)
Balance, end of period	$780	$639	$(1,287)	$(3,411)	$1,199
Three Months Ended March 31, 2016
Balance, beginning of period	$291	$314	$(411)	$(544)	$1,704
Total realized/unrealized gains (losses) included in net income (loss) (3), (4)	1	10	67	(1,111)	32
Total realized/unrealized gains (losses) included in AOCI	2	—	9	(75)	—
Purchases (5)	108	80	8	—	55
Sales (5)	(248)	(5)	—	—	(201)
Issuances (5)	—	—	(1)	—	—
Settlements (5)	—	(7)	(10)	(209)	—
Transfers into Level 3 (6)	18	—	—	—	—
Transfers out of Level 3 (6)	(2)	—	—	—	(124)
Balance, end of period	$170	$392	$(338)	$(1,939)	$1,466
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (7)	$—	$(3)	$14	$598	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (7)	$1	$10	$50	$(1,114)	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of FVO contractholder-directed unit-linked investments, FVO general account securities and FVO general account securities held by CSEs.

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

Fair Value Option
The following table presents information for certain assets accounted for under the FVO.

	Residential Mortgage Loans — FVO		Certain Assets of CSEs — FVO (1)
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Assets
Unpaid principal balance	$883	$794	$81	$88
Difference between estimated fair value and unpaid principal balance	(244)	(228)	48	48
Carrying value at estimated fair value	$639	$566	$129	$136
Loans in nonaccrual status	$232	$214	$—	$—
Loans more than 90 days past due	$144	$137	$—	$—
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(162)	$(150)	$—	$—
__________________

(1)
These assets are comprised of commercial mortgage loans. Changes in estimated fair value on these assets and gains or losses on sales of these assets are recognized in net investment gains (losses). Interest income on commercial mortgage loans held by CSEs — FVO is recognized in net investment income.

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

	At March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$12	$99	$—	$(58)
Other limited partnership interests (2)	$43	$39	$(12)	$(20)
Other assets (3)	$—	$—	$(3)	$(14)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2017 and 2016 were not significant.

(3)
During the three months ended March 31, 2016, the Company recognized an impairment of computer software in connection with the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”). See Note 3 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$75,773	$—	$—	$77,336	$77,336
Policy loans	$11,115	$—	$1,115	$12,029	$13,144
Real estate joint ventures	$8	$—	$—	$58	$58
Other limited partnership interests	$350	$—	$—	$344	$344
Other invested assets	$553	$168	$—	$385	$553
Premiums, reinsurance and other receivables	$4,302	$—	$1,167	$3,239	$4,406
Other assets	$277	$—	$196	$113	$309
Liabilities
Policyholder account balances	$127,320	$—	$—	$130,441	$130,441
Long-term debt	$16,472	$—	$18,125	$—	$18,125
Collateral financing arrangements	$4,059	$—	$—	$3,775	$3,775
Junior subordinated debt securities	$3,169	$—	$4,041	$—	$4,041
Other liabilities	$3,171	$—	$2,641	$530	$3,171
Separate account liabilities	$123,872	$—	$123,872	$—	$123,872

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$73,843	$—	$—	$75,129	$75,129
Policy loans	$11,028	$—	$1,115	$11,900	$13,015
Real estate joint ventures	$17	$—	$—	$69	$69
Other limited partnership interests	$384	$—	$—	$413	$413
Other invested assets	$506	$145	$—	$360	$505
Premiums, reinsurance and other receivables	$5,140	$—	$1,982	$3,179	$5,161
Other assets	$237	$—	$198	$71	$269
Liabilities
Policyholder account balances	$124,475	$—	$—	$127,833	$127,833
Long-term debt	$16,459	$—	$18,016	$—	$18,016
Collateral financing arrangements	$4,071	$—	$—	$3,775	$3,775
Junior subordinated debt securities	$3,169	$—	$3,982	$—	$3,982
Other liabilities	$2,028	$—	$1,540	$488	$2,028
Separate account liabilities	$119,498	$—	$119,498	$—	$119,498

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
Other Assets
These other assets are principally comprised of a receivable for cash paid to an unaffiliated financial institution under the MetLife Reinsurance Company of Charleston (“MRC”) collateral financing arrangement described in Note 13 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report. The estimated fair value of the receivable for the cash paid to the unaffiliated financial institution under the MRC collateral financing arrangement is determined by discounting the expected future cash flows using a discount rate that reflects the credit rating of the unaffiliated financial institution.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Junior Subordinated Debt Securities
On February 10, 2017, MetLife, Inc. exchanged $750 million aggregate principal amount of its 9.250% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 for $750 million aggregate liquidation preference of the 9.250% Fixed-to-Floating Rate Exchangeable Surplus Trust Securities of MetLife Capital Trust X (the “Trust”). As a result of the exchange, MetLife, Inc. became the sole beneficial owner of the Trust, a special purpose entity which issued the exchangeable surplus trust securities to third-party investors. On March 23, 2017, MetLife, Inc. dissolved the Trust.
9. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both March 31, 2017 and December 31, 2016:

Series	Shares Authorized	Shares Issued	Shares Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	24,000,000
5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	1,500,000	1,500,000	1,500,000
Series A Junior Participating Preferred Stock	10,000,000	—	—
Not designated	160,900,000	—	—
Total	200,000,000	25,500,000	25,500,000
Common Stock
During the three months ended March 31, 2017 and 2016, MetLife, Inc. repurchased 16,038,791 and 1,445,864 shares through open market purchases for $858 million and $70 million, respectively.
At March 31, 2017, MetLife, Inc. had $1.8 billion remaining under the common stock repurchase authorization. Common stock repurchases are dependent upon several factors, including the Company’s capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Awards under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan and the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”) were outstanding at March 31, 2017. All awards granted in 2015 or later were granted under the 2015 Stock Plan.
For Performance Share and Performance Unit awards outstanding as of March 31, 2017, any vested Performance Shares and Performance Units will be multiplied by a performance factor of 0% to 175%. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and operating return on MetLife, Inc.’s common stockholders’ equity relative to its financial plan. MetLife estimates the fair value of Performance Shares each quarter until they become payable.
Payout of 2014 – 2016 Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc. common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2014 – December 31, 2016 performance period was 44.4%. This factor has been applied to the 1,066,076 Performance Shares and 165,587 Performance Units associated with that performance period that vested on December 31, 2016. As a result, in the first quarter of 2017, MetLife, Inc. issued 473,338 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 73,521 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc., was as follows:

	Three Months Ended March 31, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,766	$1,865	$(5,312)	$(1,972)	$5,347
OCI before reclassifications	733	210	348	(20)	1,271
Deferred income tax benefit (expense)	(284)	(73)	122	2	(233)
AOCI before reclassifications, net of income tax	11,215	2,002	(4,842)	(1,990)	6,385
Amounts reclassified from AOCI	196	(229)	—	44	11
Deferred income tax benefit (expense)	(75)	80	—	(5)	—
Amounts reclassified from AOCI, net of income tax	121	(149)	—	39	11
Balance, end of period	$11,336	$1,853	$(4,842)	$(1,951)	$6,396

	Three Months Ended March 31, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,315	$1,458	$(4,950)	$(2,052)	$4,771
OCI before reclassifications	7,670	696	551	—	8,917
Deferred income tax benefit (expense)	(2,549)	(199)	117	—	(2,631)
AOCI before reclassifications, net of income tax	15,436	1,955	(4,282)	(2,052)	11,057
Amounts reclassified from AOCI	17	(323)	—	48	(258)
Deferred income tax benefit (expense)	(7)	93	—	(20)	66
Amounts reclassified from AOCI, net of income tax	10	(230)	—	28	(192)
Balance, end of period	$15,446	$1,725	$(4,282)	$(2,024)	$10,865
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(8)	$(33)	Net investment gains (losses)
Net unrealized investment gains (losses)	7	3	Net investment income
Net unrealized investment gains (losses)	(195)	13	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(196)	(17)
Income tax (expense) benefit	75	7
Net unrealized investment gains (losses), net of income tax	(121)	(10)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	8	10	Net derivative gains (losses)
Interest rate swaps	5	3	Net investment income
Interest rate forwards	(4)	2	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Foreign currency swaps	218	306	Net derivative gains (losses)
Foreign currency swaps	1	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	229	323
Income tax (expense) benefit	(80)	(93)
Gains (losses) on cash flow hedges, net of income tax	149	230
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(49)	(51)
Amortization of prior service (costs) credit	5	3
Amortization of defined benefit plan items, before income tax	(44)	(48)
Income tax (expense) benefit	5	20
Amortization of defined benefit plan items, net of income tax	(39)	(28)
Total reclassifications, net of income tax	$(11)	$192
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Compensation	$1,189	$1,310
Pension, postretirement and postemployment benefit costs	80	140
Commissions	1,010	1,134
Volume-related costs	198	266
Capitalization of DAC	(796)	(981)
Amortization of DAC and VOBA	533	995
Amortization of negative VOBA	(43)	(99)
Interest expense on debt	296	312
Premium taxes, licenses and fees	188	215
Professional services	387	330
Rent and related expenses, net of sublease income	81	97
Other	441	473
Total other expenses	$3,564	$4,192
Restructuring Charges
The Company commenced in 2016 a unit cost improvement program related to the Company’s refreshed enterprise strategy. This global strategy focuses on transforming the Company to become more digital, driving efficiencies and innovation to achieve competitive advantage, and simplified, decreasing the costs and risks associated with the Company’s highly complex industry to customers and shareholders. Restructuring charges related to this program are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Management anticipates further restructuring charges through the year ending December 31, 2019. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at March 31, 2017. Such restructuring charges were as follows:

Three Months Ended March 31, 2017
Severance
(In millions)
Balance, beginning of period	$35
Restructuring charges	11
Cash payments	(8)
Balance, end of period	$38
Total restructuring charges incurred since inception of initiative	$46

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
The components of net periodic benefit costs were as follows:

	Three Months Ended March 31,
	2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$61	$1	$72	$2
Interest costs	108	19	111	21
Curtailment costs (1)	—	—	—	30
Expected return on plan assets	(132)	(18)	(127)	(18)
Amortization of net actuarial (gains) losses	49	—	49	2
Amortization of prior service costs (credit)	—	(5)	—	(3)
Net periodic benefit costs (credit)	$86	$(3)	$105	$34
__________________

(1)
During the three months ended March 31, 2016, the Company recognized curtailment charges on certain postretirement benefit plans in connection with the sale to MassMutual. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	1,090.4	1,100.8
Incremental common shares from assumed exercise or issuance of stock-based awards	8.3	7.8
Weighted average common stock outstanding for diluted earnings per common share	1,098.7	1,108.6
Net Income (Loss):
Net income (loss)	$829	$2,203
Less: Net income (loss) attributable to noncontrolling interests	3	2
Less: Preferred stock dividends	6	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$820	$2,195
Basic	$0.75	$1.99
Diluted	$0.75	$1.98
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
Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will view the relevant evidence and applicable law.
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2017. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $400 million.

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
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. MLIC has never engaged in the business of manufacturing, producing, distributing, or selling asbestos or asbestos-containing products nor has MLIC issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing, or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and allege that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. MLIC believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury and factors unrelated to the ultimate legal merit of the claims asserted against MLIC. MLIC employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling individual or groups of claims or lawsuits under appropriate circumstances.
Claims asserted against MLIC have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. MLIC’s defenses (beyond denial of certain factual allegations) include that: (i) MLIC owed no duty to the plaintiffs— it had no special relationship with the plaintiffs and did not manufacture, produce, distribute, or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of MLIC; (iii) MLIC’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. During the course of the litigation, certain trial courts have granted motions dismissing claims against MLIC, while other trial courts have denied MLIC’s motions. There can be no assurance that MLIC will receive favorable decisions on motions in the future. While most cases brought to date have settled, MLIC intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.
As reported in the 2016 Annual Report, MLIC received approximately 4,146 asbestos-related claims in 2016. During the three months ended March 31, 2017 and 2016, MLIC received approximately 1,104 and 1,386 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2017.
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
In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised MLIC that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted MLIC (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from MLIC and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. In September 2012, the EPA, MLIC and the third party executed an Administrative Order on Consent under which MLIC and the third party have agreed to be responsible for certain environmental testing at the Chemform Site. The Company estimates that its costs for the environmental testing will not exceed $100 thousand. The September 2012 Administrative Order on Consent does not resolve the EPA’s claim for past clean-up costs. The EPA may seek additional costs if the environmental testing identifies issues. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Sales Practices Regulatory Matters
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, MetLife USA, NELICO, General American Life Insurance Company, FMLI and broker-dealer, MetLife Securities, Inc. (“MSI”). These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
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
City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (Circuit Court of Jefferson County, Alabama, filed July 5, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. In August 2016, the parties reached a mediated settlement under which MetLife, Inc. agreed to a certified class and to pay $9.75 million. On March 9, 2017, the court approved the settlement and dismissed the case with prejudice.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Diversified Lending Group Litigations
Hartshorne v. MetLife Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs named MetLife, Inc., MSI, and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. In August 2016, a trial of claims by one of the plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MSI, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. On November 30, 2016, Ramirez consented to the court’s reduction of punitive damages to approximately $7 million. These companies have filed a notice appealing this judgment to the Second Appellate District of the State of California. On May 2, 2017, the court awarded the plaintiff approximately $6.5 million in attorneys’ fees and costs. The Company intends to appeal this decision.
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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on MLIC’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to MLIC’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. On April 12, 2017, the court granted MLIC’s motion, dismissing the action with prejudice. On April 21, 2017, plaintiff appealed this ruling.
Miller, et al. v. MetLife Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiff filed this putative class action against MetLife, Inc. and MLIC purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy for a Group Variable Universal Life (GVUL) policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiff seeks unspecified compensatory and punitive damages, as well as other relief. The Company intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.2 billion and $4.3 billion at March 31, 2017 and December 31, 2016, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $7.6 billion and $8.2 billion at March 31, 2017 and December 31, 2016, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $981 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $9 million and $10 million at March 31, 2017 and December 31, 2016, respectively, for indemnities, guarantees and commitments.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Subsequent Events
Common Stock Repurchases
In the second quarter of 2017 through April 28, 2017, MetLife, Inc. repurchased 5,458,993 shares of its common stock in the open market for $285 million.
The Separation
On April 28, 2017, following receipt of applicable regulatory approvals, the Company completed the following financing transactions in connection with the Separation:
Collateral Financing Arrangement
MetLife, Inc. and MRSC terminated the collateral financing arrangement associated with secondary guarantees. As a result, the $2.8 billion collateral financing arrangement liability outstanding was extinguished utilizing $2.8 billion of assets held in trust, which had been repositioned into short-term investments and cash equivalents, with the remaining assets held in trust returned to MetLife, Inc. Total fees associated with the termination were $37 million, which will be expensed in the second quarter of 2017.
Committed Facilities
MetLife, Inc. and MetLife Reinsurance Company of Vermont terminated the $4.3 billion committed facility, and MetLife, Inc. and MRSC terminated the $3.5 billion committed facility. Total fees associated with the terminations were $257 million, which will be expensed in the second quarter of 2017.
Reinsurance Financing
Brighthouse Reinsurance Company of Delaware entered into a $7.8 billion financing arrangement supported by a pool of highly rated third-party reinsurers.
In connection with the foregoing transactions and the related mergers of certain captive reinsurance companies into Brighthouse Reinsurance Company of Delaware, MetLife, Inc. terminated various support arrangements with those non-surviving captive reinsurance companies.
Common Stock Dividend
On April 25, 2017, the MetLife, Inc. Board of Directors declared a second quarter 2017 common stock dividend of $0.40 per share payable on June 13, 2017 to shareholders of record as of May 8, 2017. The Company estimates that the aggregate dividend payment will be $432 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Current Period Highlights
During the three months ended March 31, 2017, overall sales increased as compared to the three months ended March 31, 2016, reflecting improved sales from our segments abroad, as well as an increase in domestic sales of our Group Benefits and Retirement and Income Solutions products, partially offset by declines in our life and annuity products. In addition, investment yields were higher in response to improved equity market performance and positive net flows drove an increase in our investment portfolio.

The following represents segment level results and percentage contributions to total segment level operating earnings for the three months ended March 31, 2017:
__________________

(1)	Excludes Corporate & Other.

(2)	Consistent with GAAP guidance for segment reporting, operating earnings is our GAAP measure of segment performance. See “— Non-GAAP and Other Financial Disclosures.”

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Consolidated Results - Highlights
Net income (loss) down $1.4 billion:

•
Unfavorable change in net derivative gains (losses) of $2.3 billion ($1.5 billion, net of income tax) primarily driven by the impact of changes in interest rates. Asymmetrical and non-economic accounting also resulted from derivative losses on non-qualifying hedges, driven by changes in interest rates, foreign currencies and equity markets.

• Operating earnings available to common shareholders up $217 million

(1) See “— Results of Operations — Consolidated Results” and “— Non-GAAP and Other Financial Disclosures” for reconciliations and definitions of non-GAAP financial measures.
Consolidated Results - Operating Highlights
Operating earnings available to common shareholders up $217 million:
•
Results of operations impacted by: (i) higher net investment income due to yield and portfolio growth; (ii) a higher tax benefit; (iii) higher asset-based fees resulting from improved equity market performance; (iv) unfavorable refinements made to deferred policy acquisition costs (“DAC”) and certain insurance-related liabilities; and (v) unfavorable underwriting.

•	Our results for the three months ended March 31, 2017 included the following:
•
a $44 million, net of income tax, charge for expenses incurred related to a guaranty fund assessment for Penn Treaty Network America Insurance Company (“Penn Treaty”) and an increase in litigation reserves

	•	favorable reserve adjustments of $34 million, net of income tax, resulting from modeling improvements in the reserving process in certain of our life businesses
	•	a $21 million, net of income tax, increase in expenses associated with the Company’s previously announced unit cost initiative
•	Our results for the three months ended March 31, 2016 included the following:
	•	tax benefit of $20 million related to a change in tax rates in Japan that pertains to periods prior to 2016
	•	tax charge in Chile of $10 million as a result of tax reform legislation that pertains to periods prior to 2016
For a more in-depth discussion of our consolidated results, see “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Operating.”

Consolidated Company Outlook
The proposed plan to separate a substantial portion of our former Retail segment, as well as certain portions of our former Corporate Benefit Funding segment and Corporate & Other (the “Separation”) and the completion of the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of our U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”) evidence our commitment to Accelerating Value and our refreshed enterprise strategy, the center of which is still One MetLife. Digital and simplified are the key enablers of our strategic initiatives which include (i) optimizing value and risk by prioritizing businesses with high internal rates of return, lower capital intensity, and maximum cash generation, (ii) driving operational excellence, by becoming a high-performance operating company with a competitive cost structure, (iii) transforming our distribution channels to drive efficiency and productivity through digital enablement and improved customer persistency, and (iv) undertaking a targeted approach to find the right solutions for the right customers through the commitment to creating differentiated customer value propositions. This new enterprise strategy will enhance our ability to focus on the right markets, build clear differentiators, and continue to make the right investments to deliver shareholder value.
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
We have engaged and expect to continue to engage in a number of Separation-related transactions that will impact our holding companies’ liquid assets. In 2016, we incurred $2.3 billion of Separation-related items which reduced our holding companies’ liquid assets, as well as our free cash flow. These Separation-related items consisted of Separation-related outflows comprised of an incremental capital contribution to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA (“MetLife USA”)) (“Brighthouse Insurance”), capital contributions to Brighthouse subsidiaries and Separation-related costs, forgone subsidiary dividends from Brighthouse Insurance and forgone incremental debt at MetLife, Inc., net of Separation-related inflows comprised of incremental subsidiary dividends from New England Life Insurance Company (“NELICO”) and Brighthouse Insurance. However, we have increased and expect to continue to increase our holding companies’ liquid assets over time as a result of (i) $291 million in cash proceeds that we received in 2016 from the U.S. Retail Advisor Force Divestiture; (ii) dividends in the range of $3.3 billion to $3.8 billion that we expect to receive in 2017 from Brighthouse (which may be partially funded by the issuance of debt by Brighthouse) and a MetLife-affiliated reinsurance company prior to the Separation; and (iii) proceeds from the disposition of our retained shares of Brighthouse common stock that we expect to receive over time. In addition to these Separation-related items, we expect to have cash commitments of between $1.0 billion and $2.0 billion over the two-year period of 2017 and 2018 relating to liability management transactions, including the repayment of certain debt maturities. Following the Separation, we plan to maintain a liquidity buffer of $3.0 to $4.0 billion of liquid assets at the holding companies. See “Risk Factors — Risks Related to Acquisitions, Dispositions or Other Structural Changes — We May Not Complete the Separation of Brighthouse Financial on the Terms or Timeline Currently Contemplated, if at All” and “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report.
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
Other Key Information
Segment Information
As previously announced, in the third quarter of 2016, the Company reorganized its businesses in anticipation of the proposed Separation. Prior period results have been revised in connection with the reorganization and did not have an impact on total consolidated net income or operating earnings. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments.
Significant Events
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it as “Brighthouse Financial.”
On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). On December 6, 2016 and on April 18, 2017, Brighthouse filed amendments to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that the Company intends to include Brighthouse Insurance, NELICO, Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company) (“Brighthouse NY”), Brighthouse Investment Advisers, LLC (formerly, MetLife Advisers, LLC) and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock.
Effective April 28, 2017, following receipt of applicable regulatory approvals, MetLife contributed certain captive reinsurance companies to Brighthouse Insurance, which were then merged into a newly-formed captive reinsurance company that is wholly-owned by Brighthouse Insurance. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for information on related financing arrangements.
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

On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia, and oral argument was heard on October 24, 2016. In a Presidential Memorandum for the Secretary of the Treasury dated April 21, 2017, President Trump directed the Secretary of the Treasury to review the FSOC SIFI designation process for transparency, due process and other factors, and, pending the completion of the review and submission of the Secretary’s recommendations, to refrain from voting for any non-emergency designations. The Secretary’s review and report are due by October 18, 2017. On April 24, 2017, MetLife requested that the Court issue an order holding the appeal in abeyance pending the upcoming determination of the Secretary of the Treasury. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2016 Annual Report.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2016 Annual Report.
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” in the 2016 Annual Report. The impact on global capital markets and the economy generally of the transition occurring in the United States government and the priorities of the Trump Administration is uncertain. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” in the 2016 Annual Report.
We have market presence in numerous countries and increased exposure to risks posed by local and regional economic conditions. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.” Concerns about the political and/or economic instability in the United Kingdom (“U.K.”), Mexico, Italy, Turkey and Puerto Rico have recently contributed to global market volatility. See “— Investments — Current Environment — Selected Country Investments.” Events following the U.K.’s referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its pending withdrawal from the European Union (“EU”), have also contributed to market volatility, both in the U.S. and beyond. These factors could contribute to weakening gross domestic product growth, primarily in the U.K. and Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and the EU as a result of the exit negotiations and negotiations regarding trade and other arrangements.
Central banks around the world have used monetary policies to combat global market volatility. For example, the European Central Bank continues to institute support measures, including quantitative easing, to lessen the risk of deflation, lower borrowing costs in the Euro zone and encourage corporations to issue more asset-backed securities. These measures, however, could affect the Euro exchange rate and have uncertain impacts on interest rates and risk markets. In Japan, the Japanese government and the Bank of Japan have implemented a coordinated strategy which includes the imposition of a negative rate on commercial bank deposits, continued government bond purchases and tax reform, including the lowering of the Japanese corporate tax rate and the delay until 2019 of an increase in the consumption tax to 10%. Going forward, Japan’s structural and demographic challenges may continue to limit its potential growth unless reforms that boost productivity are put into place. Japan’s high public sector debt levels are mitigated by low refinancing risks. For information regarding actions taken by the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) in the United States, see “— Impact of a Sustained Low Interest Rate Environment.”

Impact of a Sustained Low Interest Rate Environment
As a global insurance company, we are affected by the monetary policy of central banks around the world, as well as the monetary policy of the Federal Reserve Board in the United States. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity, including asset purchases and keeping interest rates low. However, in December 2015, the FOMC increased the federal funds rate for the first time in 10 years and raised it again at the December 2016 meeting. The FOMC increased target range for the federal funds rate from 0.75% to 1.0% in March 2017. Further increases in the federal funds rate in the future may affect interest rates and risk markets in the U.S. and other developed and emerging economies. However, we cannot predict with certainty the effect of these programs and policies on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “— Investments — Current Environment.”
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
Regulatory Developments
In the United States, our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, MetLife, Inc. and its U.S. insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of MetLife’s operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). If MetLife, Inc. were re-designated as a non-bank SIFI, it could also be subject to regulation by the Federal Reserve and the FDIC. See “— U.S. Regulation” below, as well as “Business — Regulation — U.S. Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability” included in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades. However, President Trump and the majority party have expressed goals to amend Dodd-Frank. See “Business — Regulation — U.S. Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report for a discussion of Dodd-Frank.
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. In addition, our investment and pension companies outside of the U.S. are subject to oversight by the relevant securities, pension and other authorities of the countries in which the companies operate. Our non-U.S. insurance businesses are also subject to current and developing solvency regimes which impose various capital and other requirements. Having been named a global systemically important insurer (“G-SII”), MetLife, Inc. may also become subject to additional capital requirements. See “— International Regulation” below, as well as “Business — Regulation — International Regulation” included in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”

U.S. Regulation
Insurance Regulation
Health Care Regulation
The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Affordable Care Act”), impose obligations on MetLife as an enterprise, and as a provider of non-medical health insurance benefits and as a purchaser of certain of these products. In 2014, we became subject to an excise tax called the “health insurer fee,” the cost of which is primarily passed on to group purchasers of certain of our dental and vision insurance products. The health insurer fee has been suspended pursuant to legislation during the 2017 calendar year. Without any further legislation from Congress, the health insurer fee will again become payable in 2018. Additionally, with respect to dental insurance products sold to groups with 50 or fewer employees, we have changed certain of our product offerings in response to the Affordable Care Act. The cost of these product changes will also be reflected in our pricing of such products. The Affordable Care Act and its related regulations have already resulted in increased and unpredictable costs to provide certain products and may have additional adverse effects. See “Risk Factors — Regulatory and Legal Risks — Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products.” It has also harmed our competitive position, as the Affordable Care Act has a disparate impact on our products compared to products offered by our not-for-profit competitors. The current administration and members of Congress have proposed repealing or modifying portions of the Affordable Care Act.
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the IRS and the Pension Benefit Guaranty Corporation.
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016, which, in accordance with an April 4, 2017 DOL final rule which delayed the original applicable date by 60 days, will for the most part become applicable on June 9, 2017. These rules when they become applicable, substantially expand the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the sales of products, and investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until January 1, 2018.
On February 3, 2017 President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. The applicable date for the new rules could be further extended to provide the DOL with additional time to address the requests in the President’s memorandum.

We anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. The change of administration and DOL officials leaves uncertainty over whether the regulations will be substantially modified or repealed. Application of the rules on June 9, 2017, in light of the overall reconsideration of the rules requested by President Trump, could create confusion among our distribution partners which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
Potential Regulation as a Non-Bank SIFI
See “— Executive Summary — Other Key Information — Significant Events” above for recent developments concerning FSOC’s appeal of the D.C. District Court’s order that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded.
International Regulation
On June 23, 2016, the U.K. held a referendum regarding its membership in the EU, resulting in a vote in favor of leaving the EU. The U.K. Prime Minister, Theresa May triggered the withdrawal process by notifying the EU on March 29, 2017 of the U.K.’s intention to withdraw from the EU. The member withdrawal provisions in the applicable EU treaty have not been used before so it is unclear how the provisions will work in practice. This treaty provides that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period (unless such period is extended by unanimous vote of the EU member states). It is possible that the withdrawal agreement would deal with the details of the immediate exit but would not set out final trade arrangements or deal comprehensively with other potentially significant matters. The U.K. Parliament approved Prime Minister Theresa May’s plan to hold an early general election on June 8, 2017, the results of which may affect the U.K. strategy for its withdrawal from the EU. With effectiveness of the withdrawal agreement or, if no agreement is concluded in the two-year period, at the end of the period on March 29, 2019, the U.K. will no longer be a member of the EU. It is likely, however, that a transitional period or implementation phase will be discussed during the negotiations. In the meantime, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations which may be modified or eliminated as a result of the U.K. exiting the EU. Operating expenses within our businesses could increase as a result of uncertainties during the negotiation period and upon the U.K.’s withdrawal.
Other changes in the laws and regulations of jurisdictions that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business in these jurisdictions. In Chile, in September 2015, a Presidential Advisory Committee issued several recommendations to reform the pension system, and in April 2017, President Bachelet announced that she would submit a pension reform bill to Congress. It is highly unlikely that the bill will pass before the end of the year when her administration concludes.
Solvency Regimes
Our insurance business throughout the European Economic Area is subject to Solvency II, which became effective on January 1, 2016, after an extensive preparatory phase. Solvency II codifies and harmonizes the EU insurance regulation. Capital requirements are forward-looking and based on the risk profile of each individual insurance company in order to promote comparability, transparency and competitiveness. In line with the requirements, MetLife entities calculate and report their capital requirement using a standard formula prescribed by the EU Directive and further regulation by the European Insurance and Occupational Pensions Authority. In addition, as required, the entities have performed their regular Own Risk and Solvency Assessment (“ORSA”) and submitted their respective annual reports to the Central Bank of Ireland, the Bank of Greece and the Polish Financial Supervisory Authority by December 31, 2016.
Mexico adopted a reform of its Insurance Law in February 2013. In accordance with this reform, a Solvency II-type regulatory framework became effective on January 1, 2016 which instituted changes to reserve and capital requirements and corporate governance and fostered greater transparency. In line with the requirements of the local Solvency II, insurance companies calculate and report their capital requirement using a standard formula designed by the local regulators (“CNSF”). In addition, as required, the Company completed and submitted its first ORSA report to the CNSF on October 31, 2016, as previously approved by the Board of Directors. The next ORSA report will be due for submission to the CNSF in July 2017.

In Chile, the law implementing Solvency II-like regulation continues in the studies stage. However, the Chilean insurance regulator has already issued two resolutions, one for governance, and the other for risk management and control framework requirements. MetLife Chile has already implemented governance changes and risk policies to comply with these resolutions. A fourth impact study was completed and submitted in July 2016. On March 31, 2016, the local regulator issued a final regulation which requires insurance companies to implement a risk appetite framework and produce an ORSA. The first such report must be submitted to the local regulator no later than September 30, 2017. Even though a formal implementation date has not yet been set, it is estimated that the new solvency and supervisory regime could be in force between 2018 and 2020.
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
In China, the business of our joint venture (as well as the industry) has been implementing China Risk Oriented Solvency System (“C-ROSS”), a new risk-based solvency regime which became effective on January 1, 2016. Like Solvency II, C-ROSS focuses on risk management and has three pillars (strengthen quantitative capital requirements, enhance qualitative supervision and establish a governance and market discipline process).
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
The global designation process is an annual process and IAIS policy requires that the IAIS evaluate whether updates to its assessment methodology are necessary every three years. Accordingly, the IAIS published an updated assessment methodology on June 16, 2016, which was used as the basis for the 2016 assessment of a pool of approximately 50 insurers, including MetLife, Inc. The new methodology reflects changes in the previous definitions of non-traditional and non-insurance activity, along with certain other changes in both quantitative and qualitative assessments, most notably introducing greater transparency into the process. On November 21, 2016, the FSB issued its 2016 list of G-SIIs, which included MetLife, Inc.
Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively. On February 28, 2017 the IAIS confirmed that the risk-based global insurance capital standard (“ICS”) will replace BCR as the basis for a revised HLA and that work on revisions are deferred until adoption of the ICS by the IAIS in 2019 (see below). Consequently, HLA implementation is delayed until 2022 for the 2020 group of G-SIIs.
On December 17, 2014, the IAIS released a first exposure draft of the ICS which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft was published for comment on July 19, 2016. The IAIS expects to publish a draft of an interim version of the ICS in 2017 for further consultation and refinement by the end of 2019, the target for implementation by individual jurisdictions. The date by which the ICS will be finalized has not yet been specified.
The FSB and IAIS propose that national authorities consider additional requirements for G-SIIs, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority. The IAIS continues to revise its view of how best to identify and manage systemic risk in the insurance sector and are exploring an activities-based approach which could result in the future in a focus on management of activities as opposed to designation of entities and a shift toward a better identification of activities that link to systemic risk transmission channels. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and none of its regulators have proposed implementing the G-SII requirements, the impact on MetLife, Inc. of such global proposals is uncertain.

Mortgage and Foreclosure-Related Exposures
MetLife no longer engages in the origination, sale and servicing of forward and reverse residential mortgage loans. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for further information regarding our mortgage and foreclosure-related exposures.
Notwithstanding MetLife Bank, National Association’s (“MetLife Bank”) exit from the origination and servicing businesses, MetLife Home Loans LLC remains obligated to repurchase loans or compensate for losses upon demand due to alleged defects by MetLife Bank or its predecessor servicers in past servicing of the loans and material representations made in connection with MetLife Bank’s sale of the loans. Reserves for representation and warranty repurchases and indemnifications were $34 million at both March 31, 2017 and December 31, 2016. Reserves for estimated future losses due to alleged deficiencies on loans originated and sold, as well as servicing of the loans including servicing acquired, are estimated based on unresolved claims and projected losses under investor servicing contracts where MetLife Bank’s past actions or inactions are likely to result in missing certain stipulated investor timelines. Reserves for servicing defects were $10 million and $11 million at March 31, 2017 and December 31, 2016, respectively. Management is satisfied that adequate provision has been made in the Company’s consolidated financial statements for those representation and warranty obligations that are currently probable and reasonably estimable.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
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
Segment net investment income, with the exception of the Brighthouse Financial segment, is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, net income (loss) or operating earnings. The Brighthouse Financial segment’s net investment income represents that of the legal entities which comprise Brighthouse and its subsidiaries on a historical basis, however, Brighthouse Financial segment’s net investment income may not be indicative of that on a combined standalone basis.
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
Acquisitions and Dispositions
See “— Executive Summary — Other Key Information — Significant Events” for information on the U.S. Retail Advisor Force Divestiture and the proposed Separation.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended March 31, 2017 increased over prior period levels reflecting higher sales from most of our segments. An overall increase in sales from our U.S. segment was primarily driven by a 29% increase in sales from our Group Benefits business, as well as sales of stable value products and funding agreement issuances in our Retirement and Income Solutions business. Sales from our segments abroad increased primarily in our Asia segment. Our Asia segment experienced growth in life products in Japan, one large group case in Australia, higher sales in Korea and Hong Kong in advance of upcoming regulatory changes, as well as increased sales in emerging markets due to business growth. In our MetLife Holdings and Brighthouse Financial segments, the U.S. Retail Advisor Force Divestiture and the proposed Separation negatively impacted sales, including the suspension of sales through one distributor.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Revenues
Premiums	$9,315	$9,693
Universal life and investment-type product policy fees	2,302	2,344
Net investment income	5,196	4,559
Other revenues	374	487
Net investment gains (losses)	8	15
Net derivative gains (losses)	(926)	1,335
Total revenues	16,269	18,433
Expenses
Policyholder benefits and claims and policyholder dividends	10,176	9,993
Interest credited to policyholder account balances	1,712	1,326
Capitalization of DAC	(796)	(981)
Amortization of DAC and VOBA	533	995
Amortization of negative VOBA	(43)	(99)
Interest expense on debt	296	312
Other expenses	3,574	3,965
Total expenses	15,452	15,511
Income (loss) before provision for income tax	817	2,922
Provision for income tax expense (benefit)	(12)	719
Net income (loss)	829	2,203
Less: Net income (loss) attributable to noncontrolling interests	3	2
Net income (loss) attributable to MetLife, Inc.	826	2,201
Less: Preferred stock dividends	6	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$820	$2,195
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
During the three months ended March 31, 2017, income (loss) before provision for income tax decreased $2.1 billion ($1.4 billion, net of income tax) from the prior period primarily driven by an unfavorable change in net derivative gains (losses).

Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. In addition, our general account investment portfolio includes, within fair value option (“FVO”), contractholder-directed unit-linked investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.
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
We also use derivatives as an integral part of our management of the investment portfolio and insurance liabilities to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. A small portion of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings. During the first quarter of 2017, we began restructuring certain derivative hedges to partially stabilize volatility from nonqualified interest rate derivatives and to help meet prospective dividend and free cash flow objectives under varying interest rate scenarios. The restructuring of the hedge program outside of the Brighthouse Financial segment is substantially complete in meeting our initial objectives.  As part of this restructuring, we replaced certain nonqualified derivatives with derivatives that qualify for hedge accounting treatment. In addition, we also entered into replication transactions using interest rate swaps, which are accounted for at amortized cost under statutory guidelines and are nonqualified derivatives under GAAP. We actively evaluate market risk hedging needs and strategies to ensure our free cash flow and capital objectives are met under a range of market conditions.
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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Non-VA program derivatives
Interest rate	$(192)	$1,078
Foreign currency exchange rate	76	202
Credit	53	15
Equity	(2)	(50)
Non-VA embedded derivatives	(162)	(53)
Total non-VA program derivatives	(227)	1,192
VA program derivatives
Market risks in embedded derivatives	952	(1,336)
Nonperformance risk adjustment on embedded derivatives	(43)	359
Other risks in embedded derivatives	(169)	(139)
Total embedded derivatives	740	(1,116)
Freestanding derivatives hedging embedded derivatives	(1,439)	1,259
Total VA program derivatives	(699)	143
Net derivative gains (losses)	$(926)	$1,335
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $1.4 billion ($922 million, net of income tax). This was primarily due to long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps and swaptions primarily hedging long-duration liability portfolios. In addition, the Japanese yen, relative to other key currencies, strengthened less in the current period versus the prior period, unfavorably impacting foreign currency options and futures that primarily hedge foreign currency-denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
Additionally, there was an unfavorable change in non-VA embedded derivatives as a result of equity market index levels increasing more in the current period than in the prior period on certain annuities with equity-indexed returns.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $842 million ($547 million, net of income tax). This was due to an unfavorable change of $410 million ($267 million, net of income tax) in market risks in embedded derivatives, net of the impact of freestanding derivatives hedging those risks, an unfavorable change of $402 million ($261 million, net of income tax) related to the change in the nonperformance risk adjustment on embedded derivatives and an unfavorable change of $30 million ($20 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $410 million ($267 million, net of income tax) unfavorable change reflects a $2.7 billion ($1.8 billion, net of income tax) unfavorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset by a $2.3 billion ($1.5 billion, net of income tax) favorable change in market risks in embedded derivatives. The unfavorable change is due to changes in market factors, as well as due to freestanding derivative losses on certain macro hedges which are transitionary in nature given the separation of Brighthouse and which are designed to protect statutory capitalization.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 5 basis points in the current period and decreased 48 basis points in the prior period.

•
Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the Standard & Poor’s Global Ratings (“S&P”) 500 Index increased 6% in the current period and increased 1% in the prior period.

The aforementioned $402 million ($261 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $203 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to an unfavorable change of $199 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $7 million ($5 million, net of income tax) primarily reflects current period losses on sales of fixed maturity securities and lower foreign currency transaction gains. These unfavorable changes were partially offset by lower impairments on equity securities and lower provisions for loan losses on mortgage loans.
Divested Businesses and Lag Elimination. Income (loss) before provision for income tax related to the divested businesses and lag elimination, excluding net investment gains (losses) and net derivative gains (losses), decreased $159 million ($110 million, net of income tax) to a loss of $102 million ($68 million, net of income tax) in the current period from income of $57 million ($42 million, net of income tax) in the prior period. Included in this decline was a decrease in total revenues of $663 million, before income tax, and a decrease in total expenses of $504 million, before income tax. Results for both periods include expenses and charges associated with the U.S Retail Advisor Force Divestiture and the proposed Separation. Results for the prior period include the financial impact of converting the Company’s Japan operations to calendar year-end reporting without retrospective application of this change to prior years.
Taxes. Income tax benefit for the three months ended March 31, 2017 was $12 million, or 1% of income (loss) before provision for income tax, compared with income tax expense of $719 million, or 25% of income (loss) before provision for income tax, for the three months ended March 31, 2016. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Our current period results include a tax benefit of $9 million related to the settlement of an audit. Our prior period results include a tax benefit of $110 million in Japan and a tax charge of $19 million in Chile, both related to changes in tax rates.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings and operating earnings available to common shareholders, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings and other financial measures based on operating earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Operating earnings and operating earnings available to common shareholders should not be viewed as substitutes for net income (loss) and net income (loss) available to MetLife, Inc.’s common shareholders, respectively. Operating earnings available to common shareholders increased $217 million, net of income tax, to $1.5 billion, net of income tax, for the three months ended March 31, 2017 from $1.3 billion, net of income tax, for the three months ended March 31, 2016.

Reconciliation of net income (loss) to operating earnings available to common shareholders
Three Months Ended March 31, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Net income (loss)	$347	$480	$231	$81	$322	$(402)	$(230)	$829
Less: Net investment gains (losses)	(26)	117	12	2	4	(56)	(45)	8
Less: Net derivative gains (losses)	(148)	177	136	13	(18)	(965)	(121)	(926)
Less: Other adjustments to net income (1)	(66)	(4)	(29)	5	(83)	27	(83)	(233)
Less: Provision for income tax (expense) benefit	84	(105)	(31)	(14)	34	348	112	428
Operating earnings	$503	$295	$143	$75	$385	$244	(93)	1,552
Less: Preferred stock dividends							6	6
Operating earnings available to common shareholders							$(99)	$1,546
Three Months Ended March 31, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Net income (loss)	$430	$863	$142	$74	$480	$385	$(171)	$2,203
Less: Net investment gains (losses)	(101)	223	(22)	8	(114)	(61)	82	15
Less: Net derivative gains (losses)	204	411	84	(1)	414	293	(70)	1,335
Less: Other adjustments to net income (1)	(66)	67	(51)	18	27	(143)	(37)	(185)
Less: Provision for income tax (expense) benefit	(13)	(143)	(20)	(14)	(114)	(31)	38	(297)
Operating earnings	$406	$305	$151	$63	$267	$327	(184)	1,335
Less: Preferred stock dividends							6	6
Operating earnings available to common shareholders							$(190)	$1,329
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of revenues to operating revenues and expenses to operating expenses
Three Months Ended March 31, 2017

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Total revenues	$7,026	$3,103	$1,398	$1,059	$2,911	$966	$(194)	$16,269
Less: Net investment gains (losses)	(26)	117	12	2	4	(56)	(45)	8
Less: Net derivative gains (losses)	(148)	177	136	13	(18)	(965)	(121)	(926)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	1	—	—	—	(1)	—	—
Less: Other adjustments to revenues (1)	(66)	22	31	356	(33)	(5)	3	308
Total operating revenues	$7,266	$2,786	$1,219	$688	$2,958	$1,993	$(31)	$16,879
Total expenses	$6,511	$2,372	$1,098	$952	$2,438	$1,650	$431	$15,452
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	1	—	—	(2)	(240)	—	(241)
Less: Other adjustments to expenses (1)	—	26	60	351	52	207	86	782
Total operating expenses	$6,511	$2,345	$1,038	$601	$2,388	$1,683	$345	$14,911
Three Months Ended March 31, 2016

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Brighthouse Financial	Corporate& Other	Total
	(In millions)
Total revenues	$6,978	$3,756	$1,209	$790	$3,377	$2,389	$(66)	$18,433
Less: Net investment gains (losses)	(101)	223	(22)	8	(114)	(61)	82	15
Less: Net derivative gains (losses)	204	411	84	(1)	414	293	(70)	1,335
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	25	—	—	—	—	—	25
Less: Other adjustments to revenues (1)	(59)	454	16	88	(54)	7	(5)	447
Total operating revenues	$6,934	$2,643	$1,131	$695	$3,131	$2,150	$(73)	$16,611
Total expenses	$6,326	$2,655	$997	$691	$2,658	$1,858	$326	$15,511
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	40	—	—	(68)	34	—	6
Less: Other adjustments to expenses (1)	7	372	67	70	(13)	116	32	651
Total operating expenses	$6,319	$2,243	$930	$621	$2,739	$1,708	$294	$14,854
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were stronger equity market performance which improved investment yields and asset-based fees, higher net investment income from portfolio growth and a higher tax benefit, partially offset by refinements made to DAC and certain insurance-related liabilities and unfavorable underwriting.
Foreign Currency. Changes in foreign currency exchange rates had a $10 million negative impact on operating earnings for the first quarter of 2017 compared to the prior period. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. An increase of $73 million in operating earnings was attributable to business growth. We benefited from positive net flows from many of our products. As a result, growth in the investment portfolios of our U.S., Asia, Brighthouse Financial and Latin America segments generated higher net investment income. However, this was partially offset by a corresponding increase in interest credited expense on certain insurance-related liabilities. In addition, improved results from our start-up operations also increased operating earnings.
Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Excluding the impact of changes in foreign currency exchange rates on reported net investment income in our non-U.S. segments and inflation-indexed investments, investment yields increased. Investment yields were positively affected by higher income on other limited partnership interests, driven by improvements in equity market performance, and higher income on currency derivatives and real estate investments. These increases in net investment income were partially offset by lower prepayments fees and lower investment earnings on our securities lending program which resulted primarily from lower margins due to the impact of a flatter yield curve. In our Brighthouse Financial and MetLife Holdings segments, favorable equity market performance in the current period drove an increase in average separate account balances, resulting in higher asset-based fees. The changes in market factors discussed above resulted in a $172 million increase in operating earnings.
Underwriting, and Other Insurance Adjustments. Unfavorable underwriting resulted in a $56 million decrease in operating earnings primarily as a result of unfavorable mortality, higher non-catastrophe claim costs, and unfavorable claims experience, partially offset by favorable morbidity. Unfavorable mortality in our Brighthouse Financial, Latin America and U.S. segments was partially offset by favorable mortality in our MetLife Holdings segment. Favorable morbidity experience in our U.S. segment was partially offset by unfavorable morbidity experience in our MetLife Holdings segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods across the majority of our segments, resulted in a $71 million decrease in operating earnings. This includes unfavorable current period refinements of (i) a $37 million increase in insurance-related liabilities from the on-going impact from no longer being able to aggregate all of our universal life business for loss recognition testing since the Company’s reorganization of its businesses in the third quarter of 2016, and (ii) a $20 million increase in insurance-related liabilities as a result of additional loss recognition on certain of our universal life businesses, partially offset by (iii) a favorable current period reserve adjustment of $34 million resulting from modeling improvements in the reserving process in certain of our individual life businesses.
Expenses and Taxes. A $4 million decline in expenses included lower costs as a result of the U.S. Retail Advisor Force Divestiture in our MetLife Holdings segment, as well as lower expenses in our U.S. and Asia segments, partially offset by an increase in expenses incurred related to the guaranty fund assessment for Penn Treaty, an increase in litigation reserves and an increase in costs associated with corporate initiatives and projects, including expenses associated with the Company’s unit cost initiative. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income, tax credits for low income housing, and foreign earnings taxed at lower rates than the U.S. statutory rate. Higher utilization of tax preferenced items and foreign rate differential improved current period operating earnings by $84 million over the prior period. Our current period results include a tax benefit of $9 million related to the settlement of an audit in Argentina. Our prior period includes a tax benefit of $20 million in Japan and a tax charge of $10 million in Chile, both related to changes in tax rates that pertain to periods prior to 2016.

Segment Results and Corporate & Other
U.S.
Business Overview. An increase in sales was primarily driven by sales of stable value products, as well as funding agreement issuances in our Retirement and Income Solutions business. In addition, sales increased in our specialized life insurance products business. Changes in premiums for the Retirement and Income Solutions business were almost entirely offset by the related changes in policyholder benefits and claims. Sales increased 29% compared to the prior period in the Group Benefits business, with strong sales across our core and voluntary products. In our Property & Casualty business, sales of new policies were slightly lower for both the auto and homeowners lines of business reflecting management actions to improve value. The number of policies that were not renewed exceeded new policy sales, resulting in a decrease in exposures.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating revenues
Premiums	$5,185	$5,020
Universal life and investment-type product policy fees	265	250
Net investment income	1,612	1,460
Other revenues	204	204
Total operating revenues	7,266	6,934
Operating expenses
Policyholder benefits and claims and policyholder dividends	5,235	5,046
Interest credited to policyholder account balances	351	322
Capitalization of DAC	(100)	(111)
Amortization of DAC and VOBA	114	118
Interest expense on debt	2	2
Other operating expenses	909	942
Total operating expenses	6,511	6,319
Provision for income tax expense (benefit)	252	209
Operating earnings	$503	$406
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of deposits, funding agreement issuances and increased premiums resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. An increase in average premium per policy in our auto business improved operating earnings. The remaining increase in premiums, fees and other revenues, coupled with a decline in direct and allocated expenses, was partially offset by higher volume related expenses. The current period abatement of the annual health insurer fee under PPACA was offset by a corresponding decrease in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $58 million.
Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily due to higher returns on other limited partnership interests, driven by improvements in equity market performance. This increase in investment yields was partially offset by lower prepayment fees. In addition, lower investment earnings on our securities lending program resulted primarily from lower margins due to the impact of a flatter yield curve. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (“LIBOR”) and, as a result, a higher average interest credited rate drove an increase in interest credited expense. However, the crediting rate on certain long-duration insurance contracts decreased, which increased operating earnings. The changes in market factors discussed above resulted in a $60 million increase in operating earnings.

Underwriting and Other Insurance Adjustments. Favorable claims experience in our group disability business, as well as favorable prior period development and current period utilization in our dental business, was partially offset by unfavorable claims experience in our individual disability business, which resulted in a $33 million increase in operating earnings. Unfavorable mortality in the current period, mainly due to higher severity in our universal life business and an increase in both incidence and severity in our accidental death and dismemberment business, resulted in a $12 million decrease in operating earnings. Favorable mortality from our pension risk transfer business was offset by less favorable mortality in our specialized life insurance products and income annuities businesses. In our Property & Casualty business, non-catastrophe claim costs increased by $15 million, the result of higher severities in both our auto and homeowners businesses, as well as higher frequencies in our homeowners business, partially offset by lower frequencies in our auto business. In addition, elevated catastrophe losses, net of prior year development, reduced operating earnings by $45 million in both periods.. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $27 million decrease in operating earnings.
Asia
Business Overview. Sales increased compared to the prior period primarily driven by growth in foreign currency-denominated life products in Japan, one large group case in Australia and higher sales in Korea and Hong Kong in advance of upcoming regulatory changes. Sales also increased in emerging markets, mainly in China and Bangladesh, due to business growth.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating revenues
Premiums	$1,708	$1,658
Universal life and investment-type product policy fees	366	350
Net investment income	702	618
Other revenues	10	17
Total operating revenues	2,786	2,643
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,315	1,236
Interest credited to policyholder account balances	321	319
Capitalization of DAC	(420)	(385)
Amortization of DAC and VOBA	291	286
Amortization of negative VOBA	(37)	(64)
Other operating expenses	875	851
Total operating expenses	2,345	2,243
Provision for income tax expense (benefit)	146	95
Operating earnings	$295	$305
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates increased operating earnings by $6 million for the first quarter of 2017 compared to the prior period, primarily due to the strengthening of the Japanese yen and Korean won against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Business Growth. Asia’s premiums, fees and other revenues increased over the prior period mainly driven by growth in our foreign currency-denominated life and accident & health businesses in Japan, as well as our group insurance business in Australia. Changes in premiums for these businesses were partially offset by related changes in policyholder benefits. Positive net flows in Japan and Korea resulted in higher average invested assets, which improved net investment income. The combined impact of the items discussed above improved operating earnings by $21 million.

Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment returns were favorably impacted by higher returns on other limited partnership interests, driven by improvements in equity market performance, a real estate lease termination fee and higher income on currency derivatives. These increases in net investment income were partially offset by the unfavorable impact of lower interest rates on fixed maturity securities in Japan. The decrease in returns from lower interest rates in Japan was partially offset by the favorable impact of increased sales of foreign currency-denominated fixed annuities in Japan, primarily in its Australian currency-denominated portfolio, which drove an increase in higher yielding foreign currency-denominated fixed maturity securities. The combined impact of the items discussed above increased operating earnings by $11 million.
Underwriting and Other Insurance Adjustments. Higher lapses and claims in Japan, as well as a product mix change in Hong Kong, decreased operating earnings by $12 million. Refinements to certain insurance liabilities in the current period resulted in a $15 million decrease in operating earnings.
Expenses and Taxes. Lower expenses, primarily driven by decreases in headcount and consulting costs in Japan and a decline in corporate overhead, increased operating earnings by $15 million. Current period results include a charge of $19 million related to a U.S. tax on dividends from our Japan operations. Prior period results include a tax benefit of $20 million related to a change in the corporate tax rate in Japan that pertains to periods prior to 2016.
Latin America
Business Overview. Total sales for Latin America increased compared to the prior period, driven by higher sales of group accident & health and life products, partially offset by lower pension sales in Mexico.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating revenues
Premiums	$647	$601
Universal life and investment-type product policy fees	260	268
Net investment income	303	255
Other revenues	9	7
Total operating revenues	1,219	1,131
Operating expenses
Policyholder benefits and claims and policyholder dividends	633	550
Interest credited to policyholder account balances	82	80
Capitalization of DAC	(82)	(73)
Amortization of DAC and VOBA	78	63
Interest expense on debt	1	—
Other operating expenses	326	310
Total operating expenses	1,038	930
Provision for income tax expense (benefit)	38	50
Operating earnings	$143	$151
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates decreased operating earnings by $9 million for the first quarter of 2017 compared to the prior period mainly due to the weakening of the Mexican and Argentinean pesos against the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Business Growth. Latin America experienced business growth across several lines of business within Mexico and Chile. This business growth resulted in increased premiums and policy fee income which was partially offset by related changes in policyholder benefits. Positive net flows, primarily from Mexico, Chile and Argentina, resulted in an increase in average invested assets and generated higher net investment income. This was partially offset by an increase in interest credited expense on certain insurance liabilities. Business growth also drove an increase in operating expenses and commissions, which were partially offset by higher DAC capitalization and amortization. The items discussed above resulted in an $11 million increase in operating earnings.
Market Factors. Changes in market factors resulted in a $17 million increase in operating earnings primarily due to higher investment yields. The increase in investment yields was primarily driven by higher returns on alternative investments in Chile and higher derivative income in Mexico. These increases were partially offset by lower yields on fixed maturity securities in Argentina.
Underwriting and Other Insurance Adjustments. Unfavorable underwriting resulted in a $17 million decrease to operating earnings driven by higher claims experience in Mexico. In addition, refinements to certain insurance liabilities, primarily in the ProVida pension business, and other adjustments in both the current and prior periods resulted in a $12 million decrease to operating earnings.
Expenses and Taxes. Higher expenses, primarily driven by employee-related costs, decreased operating earnings by $5 million as compared to the prior period. In the first quarter of 2016, our Chilean business incurred a tax charge of $10 million as a result of tax reform legislation in Chile that pertains to periods prior to 2016. Operating earnings decreased by $6 million primarily due to a decrease of $15 million as a result of changes in the valuation of the peso in Argentina in both periods, partially offset by a $9 million benefit related to the settlement of a tax audit, also in Argentina.
EMEA
Business Overview. Sales have increased due to growth in the Middle East and several European markets.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating revenues
Premiums	$502	$500
Universal life and investment-type product policy fees	95	95
Net investment income	74	80
Other revenues	17	20
Total operating revenues	688	695
Operating expenses
Policyholder benefits and claims and policyholder dividends	269	261
Interest credited to policyholder account balances	24	29
Capitalization of DAC	(92)	(101)
Amortization of DAC and VOBA	87	102
Amortization of negative VOBA	(3)	(3)
Other operating expenses	316	333
Total operating expenses	601	621
Provision for income tax expense (benefit)	12	11
Operating earnings	$75	$63
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Foreign Currency. The impact of changes in foreign currency exchange rates reduced operating earnings by $7 million for the first quarter of 2017 compared to the prior period, primarily driven by the strengthening of the U.S. dollar against the British pound, Turkish lira, Egyptian pound and euro. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Business Growth. Growth in the Middle East, primarily in our accident & health and credit life businesses in Turkey, and in several European markets increased operating earnings by $8 million.
Underwriting. Favorable underwriting, primarily in our accident & health business in Greece, was largely offset by unfavorable underwriting, primarily in our accident & health and credit businesses in the Middle East. This resulted in a slight increase in operating earnings.
Expenses. Operating earnings increased by $8 million due to timing and expense discipline across the region.
Taxes and Other. Lower effective tax rates along with a number of small items across many countries resulted in a $4 million increase to operating earnings. This was partially offset by a $3 million prior period benefit following the cancellation of a distribution agreement with one of our bancassurance partners.
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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating revenues
Premiums	$1,059	$1,097
Universal life and investment-type product policy fees	362	355
Net investment income	1,441	1,475
Other revenues	96	204
Total operating revenues	2,958	3,131
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,736	1,823
Interest credited to policyholder account balances	257	258
Capitalization of DAC	(34)	(100)
Amortization of DAC and VOBA	74	148
Interest expense on debt	15	14
Other operating expenses	340	596
Total operating expenses	2,388	2,739
Provision for income tax expense (benefit)	185	125
Operating earnings	$385	$267
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.

Business Growth. Lower net investment income due to a reduced invested asset base decreased operating earnings. The reduced asset base is primarily the result of the recapture of two assumed single-premium deferred annuity reinsurance agreements (by affiliates included in the Brighthouse Financial segment) in 2016. This decline was partially offset by net asset growth in our long-term care and life businesses. Consistent with this asset growth, interest credited on insurance liabilities increased. In our deferred annuities business, negative net flows contributed to a decrease in average separate account balances, and consequently, asset based-fee income. Operating earnings also decreased due to higher DAC amortization and higher costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”). In our life business, lower universal life sales resulted in lower fee income, decreasing operating earnings. The combined impact of the items discussed above resulted in a $73 million decrease in operating earnings.
Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily due to higher returns on other limited partnership interests, driven by improvements in equity market performance. This increase in investment yields was partially offset by declines in prepayment fees, derivative income and mortgage loan yields. In our deferred annuity business, higher equity returns drove an increase in average separate account balances which resulted in higher asset-based fee income. Operating earnings increased due to declines in DAC amortization and lower costs associated with our variable annuity GMDBs. The changes in market factors discussed above resulted in a $36 million increase in operating earnings.
Underwriting and Other Insurance Adjustments. Favorable mortality in our life businesses, partially offset by unfavorable claims experience in our long-term care business, resulted in a slight increase in operating earnings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $72 million increase in operating earnings. This includes favorable current period refinements of (i) a $36 million DAC adjustment related to certain participating whole life business assumed from affiliates, one of which is included in the Brighthouse Financial segment; and (ii) a $34 million reserve adjustment resulting from modeling improvements in the reserving process in our life businesses.
Expenses. Operating earnings increased by $34 million as a result of lower expenses, primarily due to lower costs as a result of the U.S. Retail Advisor Force Divestiture, partially offset by separation related costs.
Other. In connection with the proposed Separation, annuities reinsurance activity with affiliates, that are included in the Brighthouse Financial segment, increased operating earnings by $42 million. This favorable impact was primarily due to the recapture in 2016 of certain single-premium deferred annuities and the elimination of interest credited payments on the related reinsurance payable, as well as lower DAC amortization. This increase was also due to the recapture and novation, in the current period, of assumed and ceded agreements with affiliates covering certain variable annuity business.

Brighthouse Financial
Business Overview. While sales of our index-linked annuities increased, overall annuity sales decreased by 35%, driven by a 51% decline in variable annuity products and a 12% decline in fixed annuity products. These declines were primarily due to the suspension of sales by a major distributor and the discontinuance of sales of guaranteed minimum income benefits (“GMIB”) riders on our variable annuity contracts, both of which occurred in 2016. Life sales decreased 54%, driven by a 67% decrease in term life and a 65% decrease in whole life. These declines were primarily due to the U.S. Retail Advisor Force Divestiture in 2016 and our discontinuance of new sales of whole life and certain term life products in the current period.
In our annuities business, average separate account balances increased as favorable equity market performance in the current period more than offset the impact of continued negative net flows, which were higher in the current period compared to the prior period.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating revenues
Premiums	$177	$393
Universal life and investment-type product policy fees	884	858
Net investment income	858	813
Other revenues	74	86
Total operating revenues	1,993	2,150
Operating expenses
Policyholder benefits and claims and policyholder dividends	631	703
Interest credited to policyholder account balances	275	289
Capitalization of DAC	(67)	(102)
Amortization of DAC and VOBA	200	162
Interest expense on debt	32	32
Other operating expenses	612	624
Total operating expenses	1,683	1,708
Provision for income tax expense (benefit)	66	115
Operating earnings	$244	$327
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $40 million increase in operating earnings was attributable to business growth, primarily due to higher net investment income, lower amortization of DAC and deferred sales inducements (“DSI”) and lower interest credited expense, partially offset by lower asset-based fees. Net investment income increased due to a larger invested asset base resulting primarily from the recapture (from an affiliate included in the MetLife Holdings segment) of ceded reinsurance agreements covering certain single-premium deferred annuity contracts and a capital contribution from MetLife, Inc., both of which occurred in 2016, as well as positive general account net flows in our annuities and life businesses, partially offset by funding agreement repayments in our run-off business. Amortization of DAC and DSI decreased due to lower asset-based fees in our deferred annuities business. Interest credited expense decreased due to lower liability balances related to our funding agreements, which is in run-off, partially offset by higher average policyholder account balances in our annuities business due to increased sales of our index-linked annuities and lower withdrawals. Negative net flows in our variable annuity business resulted in lower average separate account balances which decreased asset-based fees.

Market Factors. Market factors, including interest rates, volatile equity markets and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. These market factors resulted in a $41 million increase in operating earnings, primarily due to an increase in asset-based fees, lower costs associated with our variable annuity GMDBs and higher net investment income. Favorable equity market performance in the current period drove higher separate account returns, resulting in the increase in asset-based fees. Net investment income increased primarily due to higher returns on other limited partnership interests, also driven by favorable equity market performance, an increase in fixed maturity yields and an increase in derivative income. These favorable yield impacts were partially offset by lower investment earnings on our securities lending program, primarily the result of lower margins due to the impact of a flatter yield curve, and lower prepayment fees.
Underwriting and Other Insurance Adjustments. Unfavorable mortality experience, primarily in our traditional life business, decreased operating earnings by $37 million. Refinements to DAC and certain insurance-related liabilities resulted in a decrease in operating earnings of $89 million. This decrease was primarily driven by a $39 million increase in insurance-related liabilities from the on-going impact from no longer being able to aggregate our universal life business for loss recognition testing since the Company’s reorganization of its businesses in the third quarter of 2016, a $20 million increase in insurance-related liabilities from additional loss recognition on our universal life business in the current period and $32 million DAC adjustment mostly related to participating whole life business ceded to an affiliate included in the MetLife Holdings segment.
Other. In connection with the proposed Separation, annuities reinsurance activity with an affiliate, that is included in the MetLife Holdings segment, decreased operating earnings by $42 million. This unfavorable impact was primarily due to the elimination of interest credited payments on a reinsurance receivable related to certain single premium deferred annuities that we recaptured in 2016 and higher DAC amortization resulting from this same recapture activity. This decrease was also due to the recapture and novation, in the current period, of assumed and ceded agreements covering certain variable annuity business.
Corporate & Other

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating revenues
Premiums	$37	$(2)
Universal life and investment-type product policy fees	(31)	(25)
Net investment income	5	5
Other revenues	(42)	(51)
Total operating revenues	(31)	(73)
Operating expenses
Policyholder benefits and claims and policyholder dividends	9	(26)
Interest credited to policyholder account balances	—	4
Capitalization of DAC	(1)	(4)
Amortization of DAC and VOBA	1	2
Interest expense on debt	246	264
Other operating expenses	90	54
Total operating expenses	345	294
Provision for income tax expense (benefit)	(283)	(183)
Operating earnings	(93)	(184)
Less: Preferred stock dividends	6	6
Operating earnings available to common shareholders	$(99)	$(190)

The table below presents operating earnings available to common shareholders by source, net of income tax:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Other business activities	$5	$(8)
Other net investment income	3	4
Interest expense on debt	(160)	(171)
Preferred stock dividends	(6)	(6)
Corporate initiatives and projects	(32)	(25)
Incremental tax benefit (expense)	151	54
Other	(60)	(38)
Operating earnings available to common shareholders	$(99)	$(190)
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities increased $13 million. This was primarily related to improved results from our start-up operations.
Other Net Investment Income. Other net investment income declined slightly primarily driven by lower investment earnings on mortgage loans and fixed maturity securities, largely offset by a decrease in both rates and the amount credited to the segments due to a reduction in the economic capital managed by Corporate & Other on their behalf.
Interest Expense on Debt. Interest expense on debt decreased by $11 million, mainly due to the maturity of $1.25 billion of senior notes in June 2016.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects increased by $7 million, primarily due to higher costs associated with enterprise-wide initiatives taken by the Company, which includes expenses associated with the Company’s unit cost initiative.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In the current period, we had higher utilization of tax preferenced investments, which increased our operating earnings by $97 million over the prior period.
Other. In the current period, operating earnings decreased $44 million as a result of expenses incurred related to the guaranty fund assessment for Penn Treaty and an increase in litigation reserves. The prior period included a $21 million decrease in operating earnings resulting from net adjustments to certain reinsurance assets and liabilities.

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted net investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee, chaired by the Global Risk Management Department, reviews and monitors investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, political and/or economic instability in the U.K., Mexico, Italy, Turkey and Puerto Rico have contributed to global market volatility. Events following the U.K.’s referendum on June 23, 2016 and the uncertainties, including foreign currency exchange risks, associated with its pending withdrawal from the EU have also contributed to market volatility, both in the U.S. and beyond. See “ — Industry Trends — Financial and Economic Environment.”
As a global insurance company, we are affected by the monetary policy of central banks around the world. See “— Industry Trends — Financial and Economic Environment” for further information on such measures, as well as for information regarding actions taken by Japan’s central government and the Bank of Japan to boost inflation expectations and achieve sustainable economic growth in Japan. See also “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information regarding the March 2017 action taken by the FOMC to raise the federal funds rate. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Investments
We maintain general account investments in Europe to support our insurance operations and related policyholder liabilities in these countries and certain of our non-European operations invest in Europe for diversification. In Europe, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., Germany, France, the Netherlands, Poland, Norway and Sweden. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. Our European fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock are invested in a diversified portfolio of primarily non-financial services securities. At March 2017, our exposure to such securities in Europe totaled $40.0 billion, at estimated fair value, of which $8.8 billion was in sovereign fixed maturity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — European Investments” included in the 2016 Annual Report for further information.
Selected Country Investments
Recent country specific volatility due to local economic and/or political concerns has affected the performance of certain of our investments. See “ — Industry Trends — Financial and Economic Environment.”
We have exposure to such volatility, as we maintain general account investments in the U.K., Mexico, Italy, Turkey and Puerto Rico to support our insurance operations and related policyholder liabilities in these countries; and we also have exposure through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of the U.K., Mexico, Italy, Turkey and Puerto Rico totaled $4.8 billion and $20.3 billion, at estimated fair value, respectively, at March 31, 2017. Our exposure to Puerto Rico political subdivision fixed maturities is in the form of revenue bonds and we have no general obligation bonds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country Investments” included in the 2016 Annual Report for further information by country.
We manage direct and indirect investment exposure in the selected countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.

Current Environment — Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “— Industry Trends,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” included in the 2016 Annual Report.
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

	For the Three Months Ended March 31,
	2017		2016
	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.35%	$3,414	4.43%	$3,628
Mortgage loans (3)	4.48%	845	4.68%	807
Real estate and real estate joint ventures	3.68%	85	3.39%	76
Policy loans	5.23%	145	5.19%	149
Equity securities	4.92%	34	5.02%	37
Other limited partnership interests	17.52%	297	2.71%	46
Cash and short-term investments	1.07%	37	0.99%	25
Other invested assets		295		271
Investment income	4.70%	5,152	4.55%	5,039
Investment fees and expenses	(0.14)	(157)	(0.16)	(167)
Net investment income including divested businesses and lag elimination (4), (5)	4.56%	4,995	4.39%	4,872
Less: net investment income from divested businesses and lag elimination (4), (5)		—		(166)
Net investment income (5)		$4,995		$4,706
__________________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects the adjustments presented in footnote (5) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”) and contractholder-directed unit-linked investments. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income includes amounts from FVO securities of $29 million and $6 million for the three months ended March 31, 2017 and 2016, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Net investment income included in yield calculations includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“investment hedge adjustments”).

(5)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and adjustments and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs and contractholder-directed unit-linked investments, as presented below.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net investment income — in the above yield table	$4,995	$4,706
Investment hedge adjustments	(214)	(221)
Operating joint ventures adjustment	(1)	5
Divested businesses and lag elimination (1)	—	166
Contractholder-directed unit-linked investments	416	(97)
Net investment income — GAAP consolidated statements of operations	$5,196	$4,559
__________________

(1)
The amount of $166 million for the three months ended March 31, 2016, relates to the impact of converting the Company’s Japan operations to calendar year-end reporting. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

See “— Results of Operations — Consolidated Results — Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016” for an analysis of the period over period changes in net investment income.
Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities available-for-sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	March 31, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$302,328	85.0%	$298,604	85.1%
Privately-placed	53,200	15.0	52,285	14.9
Total fixed maturity securities	$355,528	100.0%	$350,889	100.0%
Percentage of cash and invested assets	67.8%		67.7%
Equity securities
Publicly-traded	$2,256	66.8%	$2,066	64.7%
Privately-held	1,121	33.2	1,128	35.3
Total equity securities	$3,377	100.0%	$3,194	100.0%
Percentage of cash and invested assets	0.6%		0.6%
Perpetual securities included within fixed maturity and equity securities AFS	$537		$599
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$663		$1,080
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
In connection with our investment management business, we manage privately-placed and infrastructure fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These privately-placed and infrastructure fixed maturity securities had an estimated fair value of $8.2 billion and $8.0 billion at March 31, 2017 and December 31, 2016, respectively. We also manage below investment grade fixed maturity securities on behalf of institutional clients, which are unaffiliated investors. These fixed maturity securities had an estimated fair value of $318 million and $316 million at March 31, 2017 and December 31, 2016, respectively. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our consolidated financial statements.
Also in connection with our investment management business, we manage index investment portfolios that track the return of industry fixed income and equity market indices such as the Barclay’s U.S. Aggregate Bond Index and S&P 500® Index. These assets had an estimated fair value of $28.0 billion and $27.2 billion at March 31, 2017 and December 31, 2016, respectively, and are included within separate account assets in our interim condensed consolidated financial statements.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Valuation of Securities” included in the 2016 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	March 31, 2017
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$30,163	8.5%	$1,587	47.0%
Level 2
Independent pricing sources	301,544	84.8	1,073	31.8
Internal matrix pricing or discounted cash flow techniques	2,861	0.8	95	2.8
Significant other observable inputs	304,405	85.6	1,168	34.6
Level 3
Independent pricing sources	15,718	4.4	469	13.9
Internal matrix pricing or discounted cash flow techniques	3,697	1.0	147	4.4
Independent broker quotations	1,545	0.5	6	0.1
Significant unobservable inputs	20,960	5.9	622	18.4
Total estimated fair value	$355,528	100.0%	$3,377	100.0%
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at March 31, 2017 are as follows:

•
The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in three sectors: foreign and United States corporate securities and residential mortgage-backed securities (“RMBS”).

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in United States and foreign corporate securities) and less liquid asset-backed securities (“ABS”); and foreign government securities.

•
During the three months ended March 31, 2017, Level 3 fixed maturity securities decreased by $149 million, or 1%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.

See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2016 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2016 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities and the revised methodologies adopted by the NAIC for certain structured securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2017				December 31, 2016
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$235,751	$16,607	$252,358	71.0%	$232,875	$16,191	$249,066	71.0%
2	Baa	78,406	4,238	82,644	23.2	77,281	3,816	81,097	23.1
	Subtotal investment grade	314,157	20,845	335,002	94.2	310,156	20,007	330,163	94.1
3	Ba	13,674	562	14,236	4.0	13,885	437	14,322	4.1
4	B	5,225	114	5,339	1.5	5,410	84	5,494	1.6
5	Caa and lower	925	25	950	0.3	895	9	904	0.2
6	In or near default	4	(3)	1	—	8	(2)	6	—
	Subtotal below investment grade	19,828	698	20,526	5.8	20,198	528	20,726	5.9
	Total fixed maturity securities	$333,985	$21,543	$355,528	100.0%	$330,354	$20,535	$350,889	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the NAIC methodologies at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
March 31, 2017
U.S. corporate	$44,878	$43,276	$8,140	$3,826	$793	$—	$100,913
U.S. government and agency	56,410	470	—	—	—	—	56,880
Foreign government	51,753	5,368	2,413	853	51	—	60,438
Foreign corporate	23,355	31,339	3,088	628	55	—	58,465
RMBS	36,728	449	356	31	40	—	37,604
State and political subdivision	15,558	579	80	—	8	—	16,225
ABS	12,632	1,013	159	1	3	1	13,809
CMBS	11,044	150	—	—	—	—	11,194
Total fixed maturity securities	$252,358	$82,644	$14,236	$5,339	$950	$1	$355,528
Percentage of total	71.0%	23.2%	4.0%	1.5%	0.3%	—%	100.0%

December 31, 2016
U.S. corporate	$44,732	$43,063	$8,414	$3,884	$760	$—	$100,853
U.S. government and agency	57,038	485	—	—	—	—	57,523
Foreign government	48,951	5,035	2,230	870	52	—	57,138
Foreign corporate	22,951	30,189	3,141	709	67	—	57,057
RMBS	35,916	707	322	30	13	5	36,993
State and political subdivision	15,575	502	90	—	9	—	16,176
ABS	12,776	971	125	1	3	1	13,877
CMBS	11,127	145	—	—	—	—	11,272
Total fixed maturity securities	$249,066	$81,097	$14,322	$5,494	$904	$6	$350,889
Percentage of total	71.0%	23.1%	4.1%	1.6%	0.2%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprised 2% of total investments at both March 31, 2017 and December 31, 2016. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	March 31, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$48,550	30.5%	$48,109	30.4%
Consumer	37,050	23.2	36,952	23.4
Finance	33,783	21.2	33,431	21.2
Utility	24,456	15.3	23,949	15.2
Communications	12,993	8.2	12,955	8.2
Other	2,546	1.6	2,514	1.6
Total	$159,378	100.0%	$157,910	100.0%

Structured Securities
We held $62.6 billion and $62.1 billion of structured securities, at estimated fair value, at March 31, 2017 and December 31, 2016, respectively, as presented in the RMBS, ABS and commercial mortgage-backed securities (“CMBS”) sections below.
RMBS
The table below presents our RMBS holdings at:

	March 31, 2017			December 31, 2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$21,738	57.8%	$744	$22,286	60.2%	$624
Pass-through securities	15,866	42.2	75	14,707	39.8	76
Total RMBS	$37,604	100.0%	$819	$36,993	100.0%	$700
By risk profile:
Agency	$24,647	65.5%	$274	$23,579	63.7%	$276
Prime	1,857	4.9	86	1,787	4.8	81
Alt-A	6,090	16.3	263	6,527	17.7	180
Sub-prime	5,010	13.3	196	5,100	13.8	163
Total RMBS	$37,604	100.0%	$819	$36,993	100.0%	$700
Ratings profile:
Rated Aaa/AAA	$25,209	67.0%		$24,162	65.3%
Designated NAIC 1	$36,728	97.7%		$35,916	97.1%
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Structured Securities — RMBS” included in the 2016 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, alternative residential mortgage loan and sub-prime RMBS.
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $4.6 billion at both March 31, 2017 and December 31, 2016, with unrealized gains (losses) of $169 million and $140 million at March 31, 2017 and December 31, 2016, respectively.

ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	March 31, 2017			December 31, 2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$6,532	47.3%	$(32)	$6,866	49.5%	$(42)
Automobile loans	1,214	8.8	2	1,477	10.6	1
Foreign residential loans	1,324	9.6	9	1,256	9.1	8
Student loans	1,180	8.5	(6)	1,144	8.2	(29)
Credit card loans	1,457	10.6	10	1,079	7.8	13
Other loans	2,102	15.2	7	2,055	14.8	6
Total	$13,809	100.0%	$(10)	$13,877	100.0%	$(43)
Ratings profile:
Rated Aaa/AAA	$6,955	50.4%		$6,811	49.1%
Designated NAIC 1	$12,632	91.5%		$12,776	92.1%

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	March 31, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$137	$143	$92	$100	$87	$88	$5	$5	$49	$52	$370	$388
2011	32	32	489	519	22	23	—	—	—	—	543	574
2012	459	477	369	379	313	325	9	9	—	—	1,150	1,190
2013	995	1,045	854	893	412	403	—	—	—	—	2,261	2,341
2014	977	990	937	952	270	263	—	—	—	—	2,184	2,205
2015	2,242	2,244	440	435	212	212	9	9	—	—	2,903	2,900
2016	882	875	127	123	59	59	97	99	—	—	1,165	1,156
2017	440	440	—	—	—	—	—	—	—	—	440	440
Total	$6,164	$6,246	$3,308	$3,401	$1,375	$1,373	$120	$122	$49	$52	$11,016	$11,194
Ratings Distribution		55.8%		30.4%		12.2%		1.1%		0.5%		100.0%

	December 31, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$338	$352	$61	$61	$102	$105	$24	$25	$28	$32	$553	$575
2011	458	486	52	54	32	32	—	—	—	—	542	572
2012	403	422	383	394	330	339	9	9	—	—	1,125	1,164
2013	1,000	1,059	846	893	410	397	—	—	—	—	2,256	2,349
2014	972	986	940	952	265	258	—	—	—	—	2,177	2,196
2015	2,373	2,374	460	452	217	216	8	8	—	—	3,058	3,050
2016	1,052	1,043	141	136	58	57	130	130	—	—	1,381	1,366
Total	$6,596	$6,722	$2,883	$2,942	$1,414	$1,404	$171	$172	$28	$32	$11,092	$11,272
Ratings Distribution		59.6%		26.1%		12.5%		1.5%		0.3%		100.0%
The tables above reflect NRSRO ratings including Moody’s Investors Service, S&P, Fitch and Morningstar, Inc. CMBS designated NAIC 1 were 98.7% of total CMBS at both March 31, 2017 and December 31, 2016.
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $8 million and $129 million for the three months ended March 31, 2017 and 2016, respectively. Impairments of fixed maturity securities were less than $1 million and $78 million for the three months ended March 31, 2017 and 2016, respectively. Impairments of equity securities were $8 million and $51 million for the three months ended March 31, 2017 and 2016, respectively.
Credit-related impairments of fixed maturity securities were less than $1 million and $71 million for the three months ended March 31, 2017 and 2016, respectively.

Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $8 million for the three months ended March 31, 2017 as compared to $129 million for the prior period. Substantially all of the $121 million decrease in OTTI losses was in U.S. and foreign corporate securities and common stock. A decrease of $74 million in OTTI losses on U.S. and foreign corporate securities was concentrated in the industrial sector and reflected the more significant impact of lower oil prices on the energy sector in the prior year and weakening foreign currencies on non-functional currency denominated securities in the prior year. The decrease in OTTI losses on common stock was $43 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, and was also concentrated in industrial securities and reflected the more significant impact of lower oil prices impacting the energy sector in the prior year.
Future Impairments
Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in our intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
FVO Securities
FVO securities are primarily comprised of securities for which the FVO has been elected. FVO securities were $14.4 billion and $13.9 billion at estimated fair value, or 2.7% and 2.7% of cash and invested assets, at March 31, 2017 and December 31, 2016, respectively. See Notes 5 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of our FVO securities portfolio, the FVO securities fair value hierarchy and a rollforward of the fair value measurements for FVO securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. We monitor the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary throughout the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program.
Repurchase Agreements
The Company participates in short-term repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and receives cash as collateral in an amount generally equal to 98% of the estimated fair value of the securities loaned at the inception of the transaction. The associated liability is recorded at the amount of cash received. The Company monitors the estimated fair value of the collateral and the securities loaned throughout the duration of the transaction and additional collateral is obtained as necessary. Securities loaned under such transactions may be sold or re-pledged by the transferee.
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding our repurchase agreements.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	March 31, 2017				December 31, 2016
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$49,101	64.5%	$240	0.5%	$48,035	64.7%	$234	0.5%
Agricultural	14,754	19.4	45	0.3%	14,456	19.5	44	0.3%
Residential	12,271	16.1	68	0.6%	11,696	15.8	66	0.6%
Total	$76,126	100.0%	$353	0.5%	$74,187	100.0%	$344	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements. The carrying value of all mortgage loans, net was 14.6% and 14.4% of cash and invested assets at March 31, 2017 and December 31, 2016, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 85% are collateralized by properties located in the United States, with the remaining 15% collateralized by properties located outside the United States, which includes 5% of properties located in the U.K., at March 31, 2017. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 20%, 12% and 8%, respectively, of total commercial and agricultural mortgage loans at March 31, 2017. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration, with 92% collateralized by properties located in the United States, and the remaining 8% collateralized by properties located outside the United States, at March 31, 2017. The carrying values of our residential mortgage loans located in California, Florida, and New York were 32%, 9%, and 6%, respectively, of total residential mortgage loans at March 31, 2017.
In connection with our investment management business, we manage commercial mortgage loans on behalf of institutional clients, which are unaffiliated investors. These commercial mortgage loans had an estimated fair value of $3.2 billion and $3.0 billion at March 31, 2017 and December 31, 2016, respectively. As these assets are managed on behalf of, and owned by, our institutional clients, they are not included in our interim condensed consolidated financial statements.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$11,707	23.8%	$11,254	23.4%
Middle Atlantic	8,862	18.0	8,708	18.1
International	8,260	16.8	8,084	16.8
South Atlantic	6,211	12.6	6,304	13.1
West South Central	4,254	8.7	4,271	8.9
East North Central	2,691	5.5	2,447	5.1
Mountain	1,459	3.0	1,460	3.0
New England	1,408	2.9	1,414	3.0
West North Central	581	1.2	599	1.3
East South Central	547	1.1	436	0.9
Multi-Region and Other	3,121	6.4	3,058	6.4
Total recorded investment	49,101	100.0%	48,035	100.0%
Less: valuation allowances	240		234
Carrying value, net of valuation allowances	$48,861		$47,801
Property Type
Office	$24,724	50.3%	$23,843	49.6%
Retail	10,531	21.5	10,619	22.1
Apartment	6,024	12.3	5,870	12.2
Hotel	4,412	9.0	4,367	9.1
Industrial	3,110	6.3	2,998	6.3
Other	300	0.6	338	0.7
Total recorded investment	49,101	100.0%	48,035	100.0%
Less: valuation allowances	240		234
Carrying value, net of valuation allowances	$48,861		$47,801
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
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for information on our evaluation of residential mortgage loans and related valuation allowance methodology.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both March 31, 2017 and December 31, 2016 and our average debt service coverage ratio was 2.7x and 2.6x at March 31, 2017 and December 31, 2016, respectively. Our debt service coverage ratio and the values utilized in calculating the ratio are updated annually, on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 43% at both March 31, 2017 and December 31, 2016, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 5 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the three months ended March 31, 2017 and 2016.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio of real estate private equity funds. The carrying values of real estate and real estate joint ventures was $9.5 billion and $9.0 billion, or 1.8% and 1.7% of cash and invested assets, at March 31, 2017 and December 31, 2016, respectively.
Included within real estate and real estate joint ventures are properties acquired through foreclosure of $48 million and $59 million at March 31, 2017 and December 31, 2016, respectively.
The estimated fair value of our real estate investments was $14.6 billion and $14.3 billion at March 31, 2017 and December 31, 2016, respectively. The total gross market value of such real estate investments was $19.8 billion and $19.0 billion at March 31, 2017 and December 31, 2016, respectively. Gross market value is the total fair value of these investments regardless of encumbering debt.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, excluding funds, 71% were located in the United States, with the remaining 29% located outside the United States, at March 31, 2017. The carrying value of our real estate investments, excluding funds, located in Japan, California and District of Columbia were 25%, 16% and 9%, respectively, of total real estate investments, excluding funds, at March 31, 2017. Real estate funds were 13% of our real estate investments, at March 31, 2017. The majority of these funds hold underlying real estate investments that are well diversified across the United States.

In connection with our investment management business, we manage real estate investments on behalf of institutional clients, which are unaffiliated investors. These real estate investments had an estimated fair value of $4.4 billion and $4.3 billion at March 31, 2017 and December 31, 2016, respectively. The total gross market value of commercial real estate investments under management for unaffiliated investors was $6.5 billion and $6.4 billion at March 31, 2017 and December 31, 2016, respectively. Gross market value is the total fair value of these investments regardless of encumbering debt. As these assets are managed on behalf of, and owned by our institutional clients, they are not included in our consolidated financial statements.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $6.8 billion, or 1.3% of cash and invested assets, at both March 31, 2017 and December 31, 2016, which included $855 million and $1.0 billion of hedge funds, at March 31, 2017 and December 31, 2016, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$12,278	62.2%	$15,761	68.0%
Tax credit and renewable energy partnerships	3,267	16.6	3,231	13.9
Leveraged leases, net of non-recourse debt	1,472	7.5	1,590	6.9
Direct financing leases	1,168	5.9	1,115	4.8
Operating joint ventures	604	3.1	643	2.8
Funds withheld	115	0.6	110	0.5
Other	820	4.1	735	3.1
Total	$19,724	100.0%	$23,185	100.0%
Percentage of cash and invested assets	3.8%		4.5%
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2017 and December 31, 2016.

•
The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2017 and 2016.

See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” included in the 2016 Annual Report for more information about our use of derivatives by major hedge program.
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
Derivatives categorized as Level 3 at March 31, 2017 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At March 31, 2017, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
The gain (loss) on Level 3 derivatives, percentage of gain (loss) attributable to observable and unobservable inputs, and the primary drivers of observable gain (loss) are summarized as follows:

Three Months Ended March 31, 2017
Gain (loss) recognized in net income (loss)	$23 million
Percentage of gain (loss) attributable to observable inputs	82%
Primary drivers of observable gain (loss)
Decreases in interest rates on interest rate total return swaps; weakening of the U.S. dollar versus foreign currencies on receive inflation-linked foreign currency, pay U.S. dollar forwards and swaps; partially offset by decreases in certain equity volatility levels; and increases in certain equity index levels.

Percentage of gain (loss) attributable to unobservable inputs	18%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2016 Annual Report for further information on the estimates and assumptions that affect derivatives.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2017		December 31, 2016
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,142	$(40)	$2,038	$(26)
Written	12,369	199	12,645	180
Total	$14,511	$159	$14,683	$154
The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Three Months Ended March 31,
	2017			2016
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$8	$(16)	$(8)	$27	$(22)	$5
Written (3), (4)	44	(6)	38	25	(40)	(15)
Total	$52	$(22)	$30	$52	$(62)	$(10)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
At March 31, 2017, the Company no longer maintained a trading portfolio for derivatives. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $12 million and ($2) million, respectively, for the three months ended March 31, 2016.

(3)
At March 31, 2017, the Company no longer maintained a trading portfolio for derivatives. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $2 million and ($11) million for the three months ended March 31, 2016.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on purchased credit default swaps of ($13) million was due to the narrowing in the current period as compared to the prior period of certain credit spreads on credit default swaps hedging certain bonds. The favorable change in net gains (losses) on written credit default swaps of $53 million was due to the narrowing in the current period as compared to the prior period of credit spreads on certain credit default swaps used as replications.
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by state insurance regulators and the NAIC and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long dated corporate bond, we have more flexibility in managing our credit exposures.
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
See “— “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2016 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured revolving credit facility, as well as committed facilities with various financial institutions. Brighthouse maintains an unsecured term loan agreement and an unsecured revolving credit facility with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements. For the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Collateral for Securities Lending, Third-Party Custodian Administered Repurchase Programs and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $15 million and $46 million at estimated fair value at March 31, 2017 and December 31, 2016, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments — Securities Lending,” as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We also participate in third-party custodian administered repurchase programs for the purpose of enhancing the total return on our investment portfolio. We loan certain of our fixed maturity securities to financial institutions and, in exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with third-party custodians. The estimated fair value of securities loaned in connection with these transactions was $463 million and $382 million at March 31, 2017 and December 31, 2016, respectively. Non-cash collateral on deposit with third-party custodians on our behalf was $494 million and $401 million at March 31, 2017 and December 31, 2016, respectively, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $2.2 billion and $2.3 billion at March 31, 2017 and December 31, 2016, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space, information technology and other equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” and Note 21 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
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
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2016 Annual Report.
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
We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, results of operations and financial condition. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes and acts of terrorism, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils. We also use hedging, reinsurance and other risk management activities to mitigate financial market volatility.
Insurance regulators in many of the non-U.S. countries in which we operate require certain MetLife entities to prepare a sufficiency analysis of the reserves presented in the locally required regulatory financial statements, and to submit that analysis to the regulatory authorities. See “Business — Regulation — U.S. Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis” and “Business — Regulation — International Regulation” included in the 2016 Annual Report.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for additional information. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2016 Annual Report and “— Variable Annuity Guarantees.” A discussion of future policy benefits by segment (as well as Corporate & Other) follows.

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
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment — Low Interest Rate Scenario” included in the 2016 Annual Report and “— Variable Annuity Guarantees.” See also Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for additional information. A discussion of policyholder account balances by segment (as well as Corporate & Other) follows.
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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Group Benefits:

	March 31, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$5,003	$4,877
Equal to 2% but less than 4%	$1,866	$1,866
Equal to or greater than 4%	$724	$697
__________________
(1)These amounts are not adjusted for policy loans.

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for Asia:

	March 31, 2017
Guaranteed Minimum Crediting Rate (1)	Account Value (2)	Account Value at Guarantee (2)
	(In millions)
Annuities
Greater than 0% but less than 2%	$20,877	$2,911
Equal to 2% but less than 4%	$1,166	$423
Equal to or greater than 4%	$1	$1
Life & Other
Greater than 0% but less than 2%	$8,338	$8,014
Equal to 2% but less than 4%	$20,463	$8,856
Equal to or greater than 4%	$273	$273
__________________

(1)
Excludes negative VOBA liabilities of $0.9 billion at March 31, 2017, primarily held in Japan. These liabilities were established in instances where the estimated fair value of contract obligations exceeded the book value of assumed insurance policy liabilities associated with the acquisition of American Life Insurance Company and Delaware American Life Insurance Company (collectively, “ALICO”). These negative liabilities were established primarily for decreased market interest rates subsequent to the issuance of the policy contracts.

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
The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the MetLife Holdings segment:

	March 31, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,867	$1,766
Equal to 2% but less than 4%	$20,181	$17,092
Equal to or greater than 4%	$9,322	$6,290
__________________

(1)	These amounts are not adjusted for policy loans.
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

The table below presents the breakdown of account value subject to minimum guaranteed crediting rates for the Brighthouse Financial segment:

	March 31, 2017
Guaranteed Minimum Crediting Rate	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,686	$1,175
Equal to 2% but less than 4%	$22,591	$15,092
Equal to or greater than 4%	$3,230	$2,331
__________________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. At March 31, 2017, excess interest reserves were $412 million for the Brighthouse Financial segment.
Variable Annuity Guarantees
We issue, directly and through assumed business, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report, as well as Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, for additional information.
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

The table below contains the carrying value for guarantees at:

	Future Policy Benefits		Policyholder Account Balances
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Asia
GMDB	$30	$29	$—	$—
GMAB	—	—	31	36
GMWB	108	98	192	189
EMEA
GMDB	1	1	—	—
GMAB	—	—	16	17
GMWB	29	30	(66)	(50)
MetLife Holdings
GMDB	266	257	—	—
GMIB	482	471	7	93
GMAB	—	—	10	13
GMWB	175	161	1,338	1,268
Brighthouse Financial
GMDB	1,011	987	—	—
GMIB	2,386	2,335	1,731	2,024
GMAB	—	—	(6)	1
GMWB	145	138	217	334
Total	$4,633	$4,507	$3,470	$3,925
The carrying amounts for guarantees included in policyholder account balances above include nonperformance risk adjustments of $939 million and $982 million at March 31, 2017 and December 31, 2016, respectively. These nonperformance risk adjustments represent the impact of including a credit spread when discounting the underlying risk neutral cash flows to determine the estimated fair values. The nonperformance risk adjustment does not have an economic impact on us as it cannot be monetized given the nature of these policyholder liabilities. The change in valuation arising from the nonperformance risk adjustment is not hedged.
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

GMDBs
We offer a range of GMDBs to our contractholders. The table below presents GMDBs, by benefit type, at March 31, 2017:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings	Brighthouse Financial
	(In millions)
Return of premium or five to seven year step-up	$8,330	$54,923	$56,758
Annual step-up	—	3,724	23,984
Roll-up and step-up combination	—	6,503	30,062
Total	$8,330	$65,150	$110,804
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
Living Benefit Guarantees
The table below presents our living benefit guarantees based on total account values at March 31, 2017:

	Total Account Value (1)
	Asia & EMEA	MetLife Holdings	Brighthouse Financial
	(In millions)
GMIB	$—	$24,779	$65,686
GMWB - non-life contingent (2)	2,432	3,618	3,405
GMWB - life-contingent	3,819	11,320	19,704
GMAB	1,279	770	669
	$7,530	$40,487	$89,464
__________________

(1)
Total account value excludes $48.2 billion for contracts with no living benefit guarantees. Further, many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive of the amounts in the GMDBs table above.

(2)	The Asia and EMEA segments include the non-life contingent portion of the GMWB total account value of $996 million with a guarantee at annuitization.
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

The table below presents our GMIB associated total account values, by their guaranteed payout basis, at March 31, 2017:

Total Account Value
(In millions)
7-year setback, 2.5% interest rate	$32,533
7-year setback, 1.5% interest rate	5,491
10-year setback, 1.5% interest rate	18,040
10-year mortality projection, 10-year setback, 1.0% interest rate	30,196
10-year mortality projection, 10-year setback, 0.5% interest rate	4,205
$90,465
The annuitization interest rates on GMIBs have been decreased from 2.5% to 0.5% over time, partially in response to the low interest rate environment, accompanied by an increase in the setback period from seven years to 10 years and the introduction of a 10-year mortality projection.
Additionally, 33% of the $90.5 billion of GMIB total account value has been invested in managed volatility funds as of March 31, 2017. These funds seek to manage volatility by adjusting the fund holdings within certain guidelines based on capital market movements. Such activity reduces the overall risk of the underlying funds while maintaining their growth opportunities. These risk mitigation techniques translate to a reduction or elimination of the need for us to manage the funds’ volatility through hedging or reinsurance.
Our GMIB products typically have a waiting period of 10 years to be eligible for annuitization. As of March 31, 2017, only 19% of our contracts with GMIBs were eligible for annuitization. The remaining contracts are not eligible for annuitization for an average of five years.
Once eligible for annuitization, contractholders would only be expected to annuitize if their contracts were in-the-money. We calculate in-the-moneyness with respect to GMIBs consistent with net amount at risk as discussed in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, by comparing the contractholders’ income benefits based on total account values and current annuity rates versus the guaranteed income benefits. The net amount at risk was $3,647 million at March 31, 2017, of which $3,446 million was related to GMIB guarantees. For those contracts with GMIB, the table below presents details of contracts that are in-the-money and out-of-the-money at March 31, 2017:

	In-the- Moneyness	Total Account Value	% of Total
	(Dollars in millions)
In-the-money	30% +	$3,391	4%
	20% to 30%	2,442	3%
	10% to 20%	4,311	5%
	0% to 10%	7,359	8%
		17,503
Out-of-the-money	-10% to 0%	14,158	16%
	-20% to -10%	9,227	10%
	-20% +	49,577	55%
		72,962
Total GMIBs		$90,465

Derivatives Hedging Variable Annuity Guarantees
Our risk mitigating hedging strategy uses various over-the-counter and exchange traded derivatives. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging our variable annuity guarantees:

	Instrument Type	March 31, 2017			December 31, 2016
Primary Underlying Risk Exposure		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$31,048	$1,414	$381	$36,266	$2,770	$1,711
	Interest rate futures	3,272	4	6	3,959	11	11
	Interest rate options	44,728	544	36	18,943	585	1
Foreign currency exchange rate	Foreign currency forwards	3,097	10	109	3,086	10	222
	Currency futures	—	—	—	85	—	—
Equity market	Equity futures	8,977	21	9	12,320	67	3
	Equity index options	51,709	1,283	1,735	51,190	1,298	1,458
	Equity variance swaps	23,231	253	834	23,157	223	756
	Equity total return swaps	3,265	1	140	3,901	2	160
	Total	$169,327	$3,530	$3,250	$152,907	$4,966	$4,322
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

Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $14.3 billion and $14.2 billion at March 31, 2017 and December 31, 2016, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $234.4 billion and $230.7 billion at March 31, 2017 and December 31, 2016, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits and custodial accounts, collateral financing arrangements, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
See “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorization.
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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Sources:
Operating activities, net	$2,098	$1,913
Changes in policyholder account balances, net	2,171	615
Changes in payables for collateral under securities loaned and other transactions, net	391	4,161
Net change in short-term debt	18	—
Financing element on certain derivative instruments and other derivative related transactions, net	188	—
Other, net	48	34
Effect of change in foreign currency exchange rates on cash and cash equivalents	213	73
Total sources	5,127	6,796
Uses:
Investing activities, net	4,276	5,739
Long-term debt repaid	4	5
Collateral financing arrangements repaid	12	12
Financing element on certain derivative instruments and other derivative related transactions, net	—	13
Treasury stock acquired in connection with share repurchases	858	70
Dividends on preferred stock	6	6
Dividends on common stock	437	413
Total uses	5,593	6,258
Net increase (decrease) in cash and cash equivalents	$(466)	$538
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
Common Stock
During the three months ended March 31, 2017 and 2016, MetLife, Inc. issued 1,840,900 and 1,943,866 new shares of its common stock for $66 million and $78 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have a commercial paper program that is supported by our general corporate credit facility (see “— Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our domestic insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the three months ended March 31, 2017 and 2016, we issued $4.4 billion and $2.5 billion, respectively, and repaid $4.4 billion and $2.5 billion, respectively, under funding agreements with certain regional FHLBs. At both March 31, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $16.0 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the three months ended March 31, 2017 and 2016, we issued $10.3 billion and $10.3 billion, respectively, and repaid $9.5 billion and $11.2 billion, respectively, under such funding agreements. At March 31, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $32.1 billion and $30.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the three months ended March 31, 2017 and 2016, we issued $0 and $500 million, respectively, and repaid $0 and $500 million, respectively, under such funding agreements. At both March 31, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Credit and Committed Facilities
At March 31, 2017, we maintained a $4.0 billion unsecured revolving credit facility and certain committed facilities aggregating $11.5 billion. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured revolving credit facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2017, we had outstanding $690 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.3 billion at March 31, 2017.

The committed facilities are used for collateral for certain of our affiliated reinsurance liabilities. At March 31, 2017, $6.1 billion in letters of credit and $2.8 billion in aggregate drawdowns under collateral financing arrangements were outstanding. Remaining availability was $2.6 billion at March 31, 2017. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statement for discussion of reductions in the committed facilities totaling $7.8 billion in April 2017.
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
In December 2016, Brighthouse Financial, Inc. entered into a $3.0 billion three-year senior unsecured delayed draw term loan agreement with a bank syndicate. Borrowings under the term loan agreement may be used for general corporate purposes, including payment of a portion of the dividends to be paid by Brighthouse Financial, Inc. to MetLife, Inc. in connection with the Separation. The term loan agreement provides that borrowings may be made during the period prior to the Separation. There were no outstanding borrowings at March 31, 2017. In December 2016, Brighthouse Financial, Inc. also entered into a $2.0 billion five-year senior unsecured revolving credit facility with a bank syndicate. Borrowings and letters of credit under the revolving credit agreement may be used for general corporate purposes, including payment of a portion of the dividends to be paid by Brighthouse Financial, Inc. to MetLife, Inc. in connection with the Separation (the three-year and the five-year Brighthouse credit facilities, collectively, the “Brighthouse Credit Facilities”). The Brighthouse Credit Facilities contain certain administrative, reporting, legal and financial covenants, including requirements by Brighthouse Financial, Inc. to maintain a specified minimum consolidated net worth and to maintain a maximum ratio of indebtedness to total capitalization, and limitations on the dollar amount of indebtedness that may be incurred by Brighthouse Financial, Inc., which could restrict Brighthouse Financial, Inc. operations and use of funds.
See Note 12 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for further information about these facilities, including the circumstances under which Brighthouse may draw upon such facilities in connection with and after the Separation.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	March 31, 2017	December 31, 2016
	(In millions)
Short-term debt	$260	$242
Long-term debt (1)	$16,479	$16,467
Collateral financing arrangements (2)	$4,059	$4,071
Junior subordinated debt securities	$3,169	$3,169
__________________

(1)
Includes $403 million and $402 million of non-recourse debt at March 31, 2017 and December 31, 2016, respectively, for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment subsidiaries.

(2)
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of a $2.8 billion repayment on the collateral financing agreement liability in April 2017, utilizing assets held in trust, which had been repositioned into short-term investments and cash equivalents.

Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our unsecured credit facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable covenants at March 31, 2017.

Dispositions
There were no cash proceeds from dispositions during either of the three months ended March 31, 2017 or 2016.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
Utilizing an authorization from the MetLife, Inc. Board of Directors, MetLife, Inc. may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”)) and in privately negotiated transactions. See “Unregistered Sales of Equity Securities and Use of Proceeds — Issuer Purchases of Equity Securities.”
During the three months ended March 31, 2017 and 2016, MetLife, Inc. repurchased 16,038,791 shares and 1,445,864 shares of common stock in the open market purchases for $858 million and $70 million, respectively.
At March 31, 2017, MetLife, Inc. had $1.8 billion remaining under the common stock repurchase authorization. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors. See “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” See also “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” and “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Preferred Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s preferred stock was as follows for the three months ended March 31, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Preferred Stock Dividend
			Series A Per Share	Series A Aggregate	Series C Per Share	Series C Aggregate
			(In millions, except per share data)
March 6, 2017	February 28, 2017	March 15, 2017	$0.250	6	$—	—

March 7, 2016	February 29, 2016	March 15, 2016	$0.253	6	$—	—
Preferred stock dividends are paid quarterly in accordance with the terms of MetLife, Inc.’s Floating Rate Non-Cumulative Preferred Stock, Series A. Dividends are paid semi-annually on MetLife, Inc.’s 5.25% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C commencing December 15, 2015 and ending on June 15, 2020 and, thereafter, will be paid quarterly.

Common Stock Dividends
Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for MetLife, Inc.’s common stock was as follows for the three months ended March 31, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Common Stock Dividend
			Per Share	Aggregate
			(In millions, except per share data)
January 6, 2017	February 6, 2017	March 13, 2017	$0.400	$437

January 6, 2016	February 5, 2016	March 14, 2016	$0.375	$413
The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a common stock dividend declared subsequent to March 31, 2017.
Dividend Restrictions
If MetLife, Inc. were re-designated as a non-bank SIFI, the payment of dividends and other distributions by MetLife, Inc. to its security holders may be subject to regulation by the Federal Reserve. See “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2016 Annual Report. In addition, if additional capital requirements are imposed on MetLife, Inc. as a G-SII, its ability to pay dividends could be reduced by any such additional capital requirements that might be imposed. See “— Industry Trends — Regulatory Developments — International Regulation — Global Systemically Important Insurers.” The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Debt Repayments
During both the three months ended March 31, 2017 and 2016, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $12 million in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangements on the consolidated balance sheets.
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
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Uses — Support Agreements” included in the 2016 Annual Report. See also “ — Subsequent Events.”

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, property & casualty, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings and Brighthouse Financial segments, which include individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2017 and 2016, general account surrenders and withdrawals from annuity products were $772 million and $1.0 billion, respectively. In the Retirement and Income Solutions business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Retirement and Income Solutions business products that provide customers with limited rights to accelerate payments, at March 31, 2017 there were no funding agreements or other capital market products that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2017 and December 31, 2016, we had received pledged cash collateral from counterparties of $5.1 billion and $6.5 billion, respectively. At March 31, 2017 and December 31, 2016, we had pledged cash collateral to counterparties of $584 million and $1.6 billion, respectively. With respect to bilateral contracts between two counterparties derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s credit or financial strength rating, as applicable, would have required $10 million of additional collateral be provided to our counterparties as of March 31, 2017. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with collateral financing arrangements related to the reinsurance of closed block and universal life secondary guarantee liabilities.
We pledge collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $26.5 billion and $26.8 billion at March 31, 2017 and December 31, 2016, respectively. Of these amounts, $6.2 billion and $6.6 billion at March 31, 2017 and December 31, 2016, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2017 was $6.1 billion, over 99% of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $1.4 billion and $102 million at March 31, 2017 and December 31, 2016, respectively. The estimated fair value of the securities on loan at March 31, 2017 was $1.4 billion which were primarily U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Acquisitions
There were no acquisitions during either of the three months ended March 31, 2017 or 2016.
Contractual Obligations
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2016 Annual Report for additional information regarding the Company’s contractual obligations.
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
See “— Executive Summary — Consolidated Company Outlook” for a discussion of expected impacts to liquidity and capital resources in connection with the Separation including incremental sources of liquidity and capital from subsidiary dividends that we expect to receive from Brighthouse (expected to be partially funded from the issuance of debt by Brighthouse ) and a MetLife-affiliated reinsurance subsidiary, and proceeds over time from the disposition of our retained shares of Brighthouse common stock, as well as incremental uses of liquidity and capital from foregone subsidiary dividends and foregone incremental debt issuances and ongoing uses of liquidity and capital from the repayment of debt maturities and Separation-related costs.
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”

Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” For further information regarding potential capital restrictions and limitations on MetLife, Inc. as a non-bank SIFI and G-SII, see “Business — Regulation — U.S. Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2016 Annual Report and “Business — Regulation — International Regulation — Global Systemically Important Insurers.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At March 31, 2017 and December 31, 2016, MetLife, Inc. and other MetLife holding companies had $3.8 billion and $5.8 billion, respectively, in liquid assets. Of these amounts, $1.9 billion and $3.7 billion were held by MetLife, Inc. and $1.9 billion and $2.1 billion were held by other MetLife holding companies, at March 31, 2017 and December 31, 2016, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and collateral financing arrangements.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.” The cumulative earnings of certain active non-U.S. operations have been reinvested indefinitely in such non-U.S. operations, as described in Note 19 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report. Under current tax laws, should we repatriate such earnings, we may be subject to additional U.S. income taxes and foreign withholding taxes.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2016 Annual Report for additional information on the sources and uses of liquid assets for MetLife, Inc. and other MetLife holding companies. See also “— Executive Summary — Consolidated Company Outlook” for the targeted level of liquid assets at the holding companies following the Separation.
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

The table below sets forth the dividends permitted to be paid in 2017 by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the three months ended March 31, 2017:

Company	Paid	Permitted w/o Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$—	$2,723
Brighthouse Life Insurance Company	$—	$473
New England Life Insurance Company	$—	$106
Metropolitan Property and Casualty Insurance Company	$—	$98
General American Life Insurance Company	$—	$91
Metropolitan Tower Life Insurance Company	$—	$66
American Life Insurance Company	$—	$—
__________________

(1)
Reflects dividend amounts that may be paid during 2017 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2016, some or all of such dividends may require regulatory approval.

In addition to the amounts presented in the table above, for the three months ended March 31, 2017, MetLife, Inc. received cash of $20 million from certain of its other subsidiaries, representing a return of capital from a subsidiary.
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
We actively manage target and excess capital levels and dividend flows on a proactive basis and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital-Related Risks — As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Pay Dividends, a Major Component of Holding Company Free Cash Flow” included in the 2016 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
Short-term Debt
MetLife, Inc. maintains a commercial paper program, the proceeds of which can be used to finance the general liquidity needs of MetLife, Inc. and its subsidiaries. MetLife, Inc. had no short-term debt outstanding at either March 31, 2017 or December 31, 2016.
Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for information about MetLife, Inc.’s unsecured credit facility.
MetLife, Inc. maintains a committed facility with a capacity of $425 million. At March 31, 2017, MetLife, Inc. had outstanding $425 million in letters of credit, no drawdowns outstanding and no remaining availability. In addition, MetLife, Inc. is a party and/or guarantor to committed facilities of certain of its subsidiaries, which aggregated $11.0 billion at March 31, 2017. The committed facilities are used as collateral for certain of the Company’s affiliated reinsurance liabilities. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of reductions in the committed facilities totaling $7.8 billion in April 2017.
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding these facilities.

Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2017	December 31, 2016
	(In millions)
Long-term debt — unaffiliated	$15,517	$15,505
Long-term debt — affiliated (1)	$3,100	$3,100
Collateral financing arrangements (2)	$2,797	$2,797
Junior subordinated debt securities	$2,479	$1,734
__________________

(1)
On April 28, 2017, in connection with the Separation, MetLife, Inc. repaid $750 million and $350 million senior notes to MetLife Reinsurance Company of Delaware (“MRD”) due September 2032 and December 2033, respectively. The $750 million senior note bore interest at a fixed rate of 4.21% and the $350 million senior note bore interest at a fixed rate 5.10%. Simultaneously, MRD repaid $750 million and $350 million surplus notes to MetLife, Inc. See “— Liquidity and Capital Uses — Affiliated Capital and Debt Transactions.

(2)
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for discussion of a $2.8 billion repayment on the collateral financing agreement liability in April 2017, utilizing assets held in trust, which had been repositioned into short-term investments and cash equivalents.

Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its credit facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable covenants at March 31, 2017.
Dispositions
There were no cash proceeds from dispositions during either of the three months ended March 31, 2017 or 2016.
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
Affiliated Capital and Debt Transactions
During the three months ended March 31, 2017 and 2016, MetLife, Inc. invested a net amount of $31 million and $1.5 billion, respectively, in various subsidiaries. The investment in the first quarter of 2016 included a cash capital contribution of $1.5 billion to Brighthouse Insurance in connection with the Separation.
MetLife, Inc. lends funds, as necessary, to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements. MetLife, Inc. had loans to subsidiaries outstanding of $1.9 billion and $1.2 billion at March 31, 2017 and December 31, 2016, respectively.
On February 10, 2017, MetLife, Inc. exchanged $750 million aggregate principal amount of its 9.250% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 for $750 million aggregate liquidation preference of the 9.250% Fixed-to- Floating Rate Exchangeable Surplus Trust Securities of MetLife Capital Trust X (the “Trust”). As a result of the exchange, MetLife, Inc. became the sole beneficial owner of the Trust, a special purpose entity which issued the exchangeable surplus trust securities to third-party investors.

On March 23, 2017, MetLife, Inc. dissolved the Trust and became the direct holder of $750 million 8.595% surplus notes previously held by the Trust that were issued by Brighthouse Insurance. MetLife, Inc. has stated that, prior to the Separation, it intends to forgive Brighthouse Insurance’s obligation to pay the principal amount of such surplus notes.
On April 28, 2017, in connection with the Separation, MRD repaid $750 million and $350 million surplus notes to MetLife, Inc. due September 2032 and December 2033. The $750 million surplus note bore interest at a fixed rate of 5.13% and the $350 million surplus note bore interest at a fixed rate of 6.00%, both payable semi-annually. Simultaneously, MetLife, Inc. repaid $750 million and $350 million senior notes to MRD.
Support Agreements
MetLife, Inc. is party to various capital support commitments and guarantees with certain of its subsidiaries. Under these arrangements, MetLife, Inc. has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See “— The Company — Liquidity and Capital Uses — Support Agreements.” See also “ — Subsequent Events.”
Acquisitions
There were no acquisitions by MetLife, Inc. during either of the three months ended March 31, 2017 or 2016.
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

Return on equity, allocated equity and related measures:

•
MetLife, Inc.’s common stockholders’ equity, excluding accumulated other comprehensive income (loss) (“AOCI”) other than foreign currency translation adjustments (“FCTA”), is defined as MetLife, Inc.’s common stockholders’ equity, excluding the net unrealized investment gains (losses) and defined benefit plans adjustment components of AOCI, net of income tax.

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

Subsequent Events
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2016 Annual Report. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2016 Annual Report.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; and (ii) Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2016 Annual Report, MLIC received approximately 4,146 asbestos-related claims in 2016. During the three months ended March 31, 2017 and 2016, MLIC received approximately 1,104 and 1,386 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2017.
Unclaimed Property Litigation
City of Birmingham Retirement and Relief System v. MetLife, Inc., et al. (Circuit Court of Jefferson County, Alabama, filed July 5, 2012)
Seeking to represent a class of persons who purchased MetLife, Inc. common equity units in or traceable to a public offering in March 2011, the plaintiff filed an action alleging that MetLife, Inc., certain current and former directors and executive officers of MetLife, Inc., and various underwriters violated several provisions of the Securities Act of 1933 related to the filing of the registration statement by issuing, or causing MetLife, Inc. to issue, materially false and misleading statements and/or omissions concerning MetLife, Inc.’s potential liability for millions of dollars in insurance benefits that should have been paid to beneficiaries or escheated to the states. Plaintiff seeks unspecified compensatory damages and other relief. In August 2016, the parties reached a mediated settlement under which MetLife, Inc. agreed to a certified class and to pay $9.75 million. On March 9, 2017, the court approved the settlement and dismissed the case with prejudice.
Diversified Lending Group Litigations
Hartshorne v. MetLife Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs named MetLife, Inc., MSI, and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. In August 2016, a trial of claims by one of the plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MSI, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. On November 30, 2016, Ramirez consented to the court’s reduction of punitive damages to approximately $7 million. These companies have filed a notice appealing this judgment to the Second Appellate District of the State of California. On May 2, 2017, the court awarded the plaintiff approximately $6.5 million in attorneys’ fees and costs. The Company intends to appeal this decision.

Other Litigation
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on MLIC’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to MLIC’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. On April 12, 2017 the court granted MLIC’s motion, dismissing the action with prejudice. On April 21, 2017, plaintiff appealed this ruling.
Miller, et al. v. MetLife Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiff filed this putative class action against MetLife, Inc. and MLIC purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy for a Group Variable Universal Life (GVUL) policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiff seeks unspecified compensatory and punitive damages, as well as other relief. The Company intends to defend this action vigorously.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2016 Annual Report. Other than as described in this Item 1A, there have been no material changes to our risk factors from the risk factors previously disclosed in the 2016 Annual Report.
Regulatory and Legal Risks
The following updates and replaces the similar paragraphs of similarly named sections of the risk factor entitled “Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2016 Annual Report.
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
* * *
U.S. Regulation
* * *
ERISA Considerations
* * *
The DOL issued new regulations on April 6, 2016, which, in accordance with an April 4, 2017 DOL final rule which delayed the original applicable date by 60 days, will for the most part become applicable on June 9, 2017. These rules, when they become applicable, substantially expand the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the sales of products, and investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final regulations also provide that, to a limited extent, contracts sold and advice provided prior to the applicable date do not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of the provisions of the new regulations, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to the applicable date. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until January 1, 2018.
On February 3, 2017 President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. The applicable date for the new rules could be further extended to provide the DOL with additional time to address the requests in the President’s memorandum.

While we continue to analyze the impact of the final regulations on our business as we plan for their implementation, we believe they could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. The new regulations deem advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibit them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemption will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — U.S. Regulation — ERISA Considerations,” as well as “Business — Regulation — U.S. Regulation — ERISA Considerations” included in the 2016 Annual Report.
The change of administration and DOL officials leaves uncertainty over whether the regulations will be substantially modified or repealed. Application of the rules on June 9, 2017, in light of the overall reconsideration of the rules requested by President Trump, could create confusion among our distribution partners which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
* * *
Risks Related to Our Business
The following updates and replaces the similar paragraphs in the risk factor entitled “Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2016 Annual Report.
Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability
* * *
The Trump Administration has discussed potentially putting in place a tax on goods and services imported into the United States, including from countries in which we have international operations, such as Mexico. President Trump has indicated an interest in renegotiating NAFTA, which had eliminated most trade tariffs between the United States, Canada and Mexico. While our current business in Mexico is not directly dependent upon any specific trade agreement provision, and is tied to the general economy and the growth of the market, if the current rules on government procurement under NAFTA were modified or eliminated, it could have a material impact on our business in Mexico, given our business model. We cannot predict with certainty what proposals may be made in connection with international trade agreements or what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition.
* * *
On June 23, 2016, the U.K. held a referendum regarding its membership in the EU, resulting in a vote in favor of leaving the EU. The U.K. government triggered the withdrawal process by notifying the EU on March 29, 2017 of the U.K.’s intention to withdraw from the EU. The member withdrawal provisions in the applicable EU treaty have not been used before so it is unclear how the provisions will work in practice. This treaty provides that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period (unless such period is extended by unanimous vote of the EU member states). It is possible that the withdrawal agreement would deal with the details of the immediate exit but would not set out final trade arrangements or deal comprehensively with other potentially significant matters. The U.K. Parliament approved Prime Minister Theresa May's plan to hold an early general election on June 8, 2017, the results of which may affect the U.K. strategy for its withdrawal from the EU. With effectiveness of the withdrawal agreement, or, if no agreement is concluded in the two-year period, at the end of the period on March 29, 2019, the U.K. will no longer be a member of the EU. It is likely, however, that a transitional period or implementation phase will be discussed during the negotiations. In the meantime, the U.K. remains a member of the EU with unchanged rights to access the single EU market in goods and services. Our U.K. business model utilizes certain rights to operate cross-border insurance and investment operations which may be modified or eliminated as a result of the U.K. exiting the EU. Operating expenses within our businesses could increase as a result of uncertainties during the negotiation period and upon the U.K.’s withdrawal.
* * *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2017 are set forth below:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2017	4,593,403	$54.22	4,593,403	$2,448,521,779
February 1 — February 28, 2017	4,966,024	$53.09	4,966,024	$2,184,881,983
March 1 — March 31, 2017	6,479,398	$53.23	6,479,364	$1,839,993,044
__________________

(1)
Except for the foregoing, there were no shares of common stock which were repurchased by MetLife, Inc. During the periods January 1 through January 31, 2017, February 1 through February 28, 2017 and March 1 through March 31, 2017, separate account index funds purchased 0 shares, 0 shares and 34 shares, respectively, of common stock on the open market in nondiscretionary transactions.

(2)
At March 31, 2017, MetLife, Inc. had $1.8 billion of common stock repurchases remaining under the authorization approved by its Board of Directors. for more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases,” “Risk Factors — Capital-Related Risks — Legal and Regulatory Restrictions and Uncertainty and Restrictions Under the Terms of Certain of Our Securities May Prevent Us from Repurchasing Our Stock and Paying Dividends at the Level We Wish” included in the 2016 Annual Report and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

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
Name: Peter M. Carlson Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 4, 2017

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